Form 10-K
period 2013-12-31
Ashford Hospitality Prime, Inc.
filed 2014-03-31
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35972
ASHFORD HOSPITALITY PRIME, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2488594
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes          ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 28, 2013, the registrant’s common stock was not publicly traded.
As of March 27, 2014, the registrant had 25,329,112 shares of common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2014 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY PRIME, INC.
YEAR ENDED DECEMBER 31, 2013

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Trust. “Remington” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation, which we refer to as “Ashford Prime TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly owned by the joint venture.
This Annual Report on Form 10-K contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Marriott International®, Hilton Worldwide®, Sofitel® and Accor®.
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward looking statements are generally identifiable by use of forward looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	anticipated acquisitions; and

•	the impact of technology on our operations and business.
Forward looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward looking statements. Factors that could have a material adverse effect on our forward looking statements include, but are not limited to:

•
the factors referenced, including those set forth under the section captioned “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise;

•	our ability to deploy the capital contributions we received in the spin-off and raise additional capital at reasonable costs to repay debts, invest in our properties and fund future acquisitions;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Trust, Remington, our executive officers and our non-independent directors;

•	changes in personnel of Ashford Advisor or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•
legislative and regulatory changes, including changes to the Internal Revenue Code and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REIT”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
When considering forward looking statements, you should keep in mind the risk factors and other cautionary statements in this annual report. The matters summarized under “Item 1A. Risk Factors”, and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward looking statements after the date of this annual report to conform these statements to actual results and performance, except as may be required by applicable law.

PART I

Item 1. Business
Our Company
We are an externally-advised Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $137 for the year ended December 31, 2013. We intend to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013 and will make an election in 2014 upon filing our 2013 income tax return. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of March 27, 2014, Ashford Trust beneficially owned common units of Ashford Prime OP, representing 14.6% of our company on a fully-diluted basis.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 27, 2014, we own interests in ten hotels in six states and the District of Columbia with 3,703 total rooms, or 3,469 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own eight of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford Advisor, which is staffed by the Ashford Trust management team, through an external advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford Advisor. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford Advisor.
Recent Developments
On January 29, 2014, we closed an underwritten public offering of 8.0 million shares of common stock at $16.50 per share for gross proceeds of $132.0 million. The net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $124.7 million. We granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. On February 4, 2014, the underwriters fully exercised their option and purchased an additional 1.2 million shares of our common stock at a price of $16.50 per share less the underwriting discount resulting in additional net proceeds of approximately $18.9 million.
On February 24, 2014, we completed the acquisition of the Sofitel Chicago Water Tower in Chicago, Illinois for aggregate purchase price of $153.0 million in cash. The acquisition was funded with proceeds from an $80.0 million non-recourse mortgage loan and proceeds from the Company’s underwritten public offering discussed above.
On February 24, 2014, to fund a portion of our acquisition of the Sofitel Chicago Water Tower, we completed the financing for an $80.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR plus 2.30%. The stated maturity date of the mortgage loan is March 9, 2016, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Sofitel Chicago Water Tower.
On February 27, 2014, Ashford Trust announced that its board of directors approved a plan to spin-off Ashford Advisor into a separate publicly traded company in the form of a taxable distribution. The distribution is expected to be completed in the third quarter of 2014. We expect that the proposed spin-off will not affect us and the successor to Ashford Advisor will continue to externally advise us.
On March 1, 2014 we closed our acquisition of the Pier House Resort from Ashford Trust for total consideration of $92.7 million. We assumed the $69.0 million mortgage on the property and paid the balance of the purchase price with cash from our underwritten public offering.
Our Investment and Growth Strategies
Our principal business objectives are to generate attractive returns on our invested capital and long-term growth in cash flow to maximize total returns to our stockholders. To achieve our objectives, we pursue the following strategies:

Pursue Focused Investment Strategy. Our strategy is to invest in premium branded and high quality independent hotels that are:

•
full-service and select-service hotels in the luxury, upper-upscale and upscale segments which are anticipated to generate RevPAR at least twice the average RevPAR for the U.S. lodging industry, as determined by Smith Travel Research, located predominately in U.S. gateway markets;

•
located outside of the U.S. that satisfy the same anticipated RevPAR criteria as our domestic hotels (after any applicable currency conversion), with a primary focus on international gateway markets; and

•	upper-upscale and luxury hotels in U.S. and international resort markets and meeting our stated RevPAR criteria.
We intend to concentrate our investments in markets where we believe there are significant growth opportunities and limited risk of additional supply. In determining anticipated RevPAR for a particular asset, we may take into account forecasts and other considerations, including without limitation, conversions or repositions of assets, capital plans, brand changes and other factors which may reasonably be forecasted to raise RevPAR after stabilization. Stabilization with respect to a hotel, after the completion of an initiative such as a capital plan, conversion or change of brand name or change of the business mix or other operating characteristics, is generally expected to occur within 12 to 24 months after the completion of the related renovation, reposition or brand change.
In connection with this investment strategy, we frequently evaluate opportunities to acquire additional hotels, either through direct ownership, joint ventures, partnership participations or similar arrangements. We may use cash or issue common units in Ashford Prime OP as currency for a transaction. Some or all of these acquisitions, if completed, may be material to our company, individually or in the aggregate. We may, from time to time, be party to letters of intent, term sheets and other non-binding agreements relating to potential acquisitions. We cannot assure you that we will enter into definitive acquisition agreements with respect to any potential acquisitions.
Active Asset Management Strategy. We rely on Ashford Advisor to aggressively asset-manage the hotels in our portfolio, and will rely on Ashford Advisor to aggressively asset-manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Aggressive asset management is intended to include actively “managing” the third-party property manager and holding them accountable to drive industry leading top line and bottom line operating performance. Ashford Advisor aims to achieve this goal by benchmarking each asset’s performance compared to similar hotels within our portfolio. Ashford Advisor also closely monitors all hotel operating expenses, as well as third-party vendor and service contracts. If expense levels are not commensurate with the property revenues, Ashford Advisor works with the property manager to implement cost cutting initiatives. Ashford Advisor is also very active in critiquing and proposing improved strategies for the sales, marketing and revenue management initiatives of the property manager as well as its ability to drive ancillary hotel revenues (for example, spa, food and beverage, parking, and internet). In addition to supervising and directing the property manager, Ashford Advisor works with the brands and management companies to negotiate favorable franchise agreement and property management agreement terms. Ashford Advisor also actively participates in brand advisory committee meetings to provide feedback and input on new hotel brand initiatives.
Asset management functions include acquisition, renovation, financing and disposition of assets, operational accountability of managers, budget review, capital expenditures and property-level strategies as compared to the day-to-day management of our hotels, which is performed by our property managers.
Disciplined Capital Allocation Strategy. We intend to pursue a disciplined capital allocation strategy as it relates to the acquisition, operation, disposition and financing of assets in our portfolio and those that we may acquire in the future. Ashford Advisor utilizes its extensive industry experience and capital markets expertise to influence the timing of capital deployment and recycling, and we may selectively sell hotels that are no longer consistent with our investment strategy or as to which returns appear to have been maximized. To the extent we sell hotels, we generally intend to redeploy the capital into investment opportunities that we believe will achieve higher returns.
Our Hotels
As of March 27, 2014, we own interests in a high-quality, geographically diverse portfolio of ten hotels located in six states and the District of Columbia comprising 3,703 total rooms, or 3,469 net rooms, excluding those attributable to our partner. All of the hotels in our portfolio are located in top U.S. markets that exhibit strong growth characteristics resulting from multiple demand generators. Eight of the ten hotels in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). The material terms of these agreements are described below in “—Certain Agreements—Hotel Management Agreements.” The remaining two hotels are managed by Accor Business and Leisure Management, LLC (“Accor”) and Remington, respectively. Each of our properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For 2013, approximately 70% of the rooms revenue for the eight-hotel portfolio we owned at December 31, 2013 was generated by transient business, approximately 28% was group sales and 2% was contract sales. The following tables set forth additional information for our hotels (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2013:

				Year Ended December 31, 2013
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	78.23%	$168.43	$131.76	$8,992
The Capital Hilton	Washington, D.C.	544	75%	83.66%	216.40	181.03	15,603
Marriott Plano Legacy Town Center	Plano, TX	404	100%	66.40%	173.95	115.49	8,711
Seattle Marriott Waterfront	Seattle, WA	358	100%	77.80%	219.09	170.45	11,815
Courtyard San Francisco Downtown	San Francisco, CA	405	100%	88.39%	226.92	200.58	11,937
Courtyard Seattle Downtown	Seattle, WA	250	100%	75.96%	160.83	122.16	5,413
Courtyard Philadelphia Downtown	Philadelphia, PA	498	100%	76.55%	165.02	126.33	10,371
Renaissance Tampa International Plaza(3)	Tampa, FL	293	100%	77.63%	153.70	119.31	5,065
Total / Weighted Average(4)		3,146		78.40%	$189.60	$148.64	$77,907
__________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Hotel EBITDA by property. We own the Hilton La Jolla Torrey Pines and The Capital Hilton in a joint venture. The Hotel EBITDA represents the total amount for each hotel, not our pro rata amount based on our ownership percentage.

(2)	Subject to a ground lease that expires in 2043.

(3)	Subject to a ground lease that expires in 2080.

(4)	Calculated on a portfolio basis for the eight hotels in our portfolio as of December 31, 2013.
During the first quarter of 2014 we acquired the Sofitel Chicago Water Tower and Pier House Resort. The Sofitel Chicago Water Tower is located in Chicago, IL and has 415 guestrooms. The Pier House Resort is located in Key West, FL and has 142 guestrooms. See “Recent Developments.”
Hilton La Jolla Torrey Pines, La Jolla, CA
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2043. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Hilton. The hotel opened in 1989 and is comprised of 394 guest rooms, including 229 king rooms, 153 queen/queen rooms, 10 one-bedroom suites and two parlor suites. Approximately $20.4 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included lobby, restaurant and room renovations.
The hotel is located on the famous Torrey Pines Golf Course, with newly renovated guest rooms. Each room has a private balcony or patio with ocean, garden or golf course views. In addition to the attraction of the golf course, the hotel is located near the Torrey Pines State Nature Reserve with access to a number of outdoor activities, and numerous hospitals and research facilities are located near the hotel.
Additional property highlights include:

•	Meeting Space: Approximately 60,000 square feet of meeting space, including:

•	26,000 square feet of function space in 21 rooms to accommodate up to 1,500 people;

•	over 17,000 square feet of outdoor function space; and

•	the 6,203 square foot Fairway Pavilion Ballroom overlooking the 18th fairway of Torrey Pines Golf Course South Course.

•	Food and Beverage: The Hilton La Jolla Torrey Pines hosts the Torreyanae Grill, an all-purpose three-meal restaurant with 295 seats and the Horizons Lounge with 60 seats.

•	Other Amenities: The hotel has a fitness center, outdoor pool, outdoor whirlpool, tennis courts, basketball court, business center and a gift shop.
Location and Access. The hotel is located near the Pacific Ocean in a secluded area of the famous Torrey Pines golf course. The hotel is approximately 15 miles from the San Diego International Airport—Lindbergh Field.

Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	394	394	394	394	394
Average Occupancy	78.2%	75.8%	75.9%	73.0%	69.6%
ADR	$168.43	$166.41	$157.27	$153.44	$159.63
RevPAR	$131.76	$126.19	$119.39	$111.96	$111.10
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$31,767	$30,934	$30,116
Rooms Revenue	18,949	18,197	17,169
Hotel EBITDA(1)	8,992	8,898	8,632
EBITDA Margin	28.3%	28.8%	28.7%
__________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property. We own the Hilton La Jolla Torrey Pines in a joint venture. The Hotel EBITDA amount for this hotel represents the total amount for this hotel, not our pro rata amount based on our 75% ownership percentage.

The Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in The Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Hilton. The hotel opened in 1943 and is comprised of 544 guest rooms, including 253 king rooms, 94 queen/queen rooms, 83 double/double rooms, 80 single queen rooms and 34 suites. Approximately $37.0 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting rooms, lobby and restaurant.
 The hotel is strategically located at 16th and K Street, in close proximity to the White House. The hotel has significant historical connotations and is located near numerous Washington, D.C. attractions including the National Mall.
Additional property highlights include:

•	Meeting Space: Approximately 30,000 square feet of contiguous meeting space located on the same floor.

•	Food and Beverage: The Capital Hilton hosts (i) the Northgate Grill, a full service restaurant with 130 seats and (ii) the Statler Lounge, a lobby bar with 58 seats.

•	Other Amenities: The hotel has the MINT Health Club and Day Spa, gift shop, business center, valet parking and an executive lounge.
Location and Access. The hotel is conveniently located in the center of Washington, D.C., north of the White House and near the National Mall and numerous tourist attractions. By virtue of its size and clear signage, it is visible from both directions on 16th street. The hotel is approximately five miles from Ronald Reagan Washington National Airport.

Operating History. The following table shows certain historical information regarding The Capital Hilton hotel since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	544	544	544	544	544
Average Occupancy	83.7%	82.3%	82.2%	70.8%	79.1%
ADR	$216.40	$213.93	$212.17	$210.71	$206.62
RevPAR	$181.03	$176.09	$174.16	$149.24	$163.34
Selected Financial Information. The following tables show certain selected financial information regarding The Capital Hilton hotel since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$50,790	$49,162	$48,516
Rooms Revenue	35,945	35,060	34,640
Hotel EBITDA(1)	15,603	15,285	14,878
EBITDA Margin	30.7%	31.1%	30.7%
__________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property. We own The Capital Hilton in a joint venture. The Hotel EBITDA amount for this hotel represents the total amount for this hotel, not our pro rata amount based on our 75% ownership percentage.

Marriott Plano Legacy Town Center, Plano, TX
Our subsidiary, Ashford Plano-M LP, owns a fee simple interest in the Marriott Plano Legacy Town Center. The hotel opened in 2001 and is comprised of 404 guestrooms, including 220 king rooms, 136 double/double room, and 48 suites. Approximately $11.1 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included major suite room and corridor renovations.
The hotel is located in west Plano in a prime location near high occupancy office buildings and Legacy Town Center, a master planned community featuring urban style housing, retail, dining and office space. The Shops at Legacy Town Center provide a “main street” style shopping experience with numerous patio dining options.
Additional property highlights include:

•	Meeting Space: Approximately 32,000 square feet of meeting space, including foyer space.

•
Food and Beverage: The Marriott Plano Legacy Town Center hosts (i) the Copper Bottom Grill, a full-service restaurant open for breakfast and lunch with 120 seats and (ii) Chaddick’s, a lounge offering food options after 2:00 p.m., with 103 seats, including outdoor seating.

•	Other Amenities: The hotel has a fitness center, outdoor pool, whirlpool and sauna, a business center and gift shop.
Location and Access. The hotel is conveniently located in west Plano near Legacy Town Center, just off of the North Dallas Tollway. The hotel is approximately 23 miles from the Dallas/Fort Worth International Airport.
Operating History. The following table shows certain historical information regarding the Marriott Plano Legacy Town Center hotel since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	404	404	404	404	404
Average Occupancy	66.4%	66.4%	63.2%	61.8%	63.7%
ADR	$173.95	$162.59	$160.48	$148.06	$143.32
RevPAR	$115.49	$107.91	$101.42	$91.45	$91.35

Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Plano Legacy Town Center hotel since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$25,914	$25,330	$24,298
Rooms Revenue	17,171	15,869	14,915
Hotel EBITDA(1)	8,711	8,392	7,923
EBITDA Margin	33.6%	33.1%	32.6%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Seattle Marriott Waterfront, Seattle, WA
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Seattle Marriott Waterfront hotel. The hotel opened in 2003 and is comprised of 358 guestrooms, including 188 king rooms, 155 double/double rooms and 15 suites. Approximately $5.8 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a soft goods guestroom renovation.
The hotel is located on the Seattle Waterfront near Pike Place Market, a public market for locally produced food featuring unique shops. The hotel is also located near the Pier 66 cruise terminal, positioning it to take advantage of any cruise departures.
Additional property highlights include:

•	Meeting Space: Approximately 11,300 square feet of meeting space.

•	Food and Beverage: The Seattle Marriott Waterfront hosts (i) Hook and Plow, a full-service restaurant with 128 seats and (ii) Trolly Café and gift shop.

•	Other Amenities: The hotel has a fitness center, indoor/outdoor connected pool, whirlpool, business center, guest laundry facilities and gift shop.
Location and Access. The hotel is conveniently located on the Seattle waterfront, just off of Highway 99/ Alaskan Way Viaduct. The hotel is approximately 15 miles from the Seattle/Tacoma International Airport.
Operating History. The following table shows certain historical information regarding the Seattle Marriott Waterfront hotel since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	358	358	358	358	358
Average Occupancy	77.8%	77.7%	74.8%	73.4%	71.8%
ADR	$219.09	$200.34	$189.63	$178.96	$181.18
RevPAR	$170.45	$155.64	$141.92	$131.27	$130.06

Selected Financial Information. The following tables show certain selected financial information regarding the Seattle Marriott Waterfront hotel since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$29,635	$27,195	$25,239
Rooms Revenue	22,456	20,282	18,494
Hotel EBITDA(1)	11,815	10,521	9,377
EBITDA Margin	39.9%	38.7%	37.2%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Courtyard San Francisco Downtown, San Francisco, CA
Our subsidiary,Ashford San Francisco II LP, owns a fee simple interest in the Courtyard San Francisco Downtown. The hotel opened in 2001 and is comprised of 405 guestrooms, including 206 king rooms, 168 queen/queen room and 31 suites. Approximately $5.8 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a restaurant renovation and a guestroom soft goods renovation.
The hotel is located conveniently downtown in the heart of the SOMA district of San Francisco. The hotel is located near numerous businesses and attractions, including the Moscone Convention Center, AT&T Park, Union Square and the Metreon Complex.
Additional property highlights include:

•	Meeting Space: Approximately 9,900 square feet of meeting space.

•
Food and Beverage: The Courtyard San Francisco Downtown hosts (i) Whispers Bar and Grill, a dinner only restaurant with 50 seats, (ii) Jasmine’s, a breakfast only restaurant with 100 seats and (iii) a Starbucks coffee shop.

•	Other Amenities: The hotel has a fitness center, indoor pool and whirlpool and an outdoor courtyard.
Location and Access. The hotel is located in downtown San Francisco and is easily accessible from Interstate 80. The hotel is approximately 14 miles from the San Francisco International Airport.
Operating History. The following table shows certain historical information regarding the Courtyard San Francisco Downtown since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	405	405	405	405	405
Average Occupancy	88.4%	85.4%	86.0%	82.9%	76.5%
ADR	$226.92	$206.95	$183.21	$160.68	$162.98
RevPAR	$200.58	$176.66	$157.52	$133.24	$124.70
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard San Francisco Downtown since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$34,667	$30,233	$27,199
Rooms Revenue	29,895	26,043	23,221
Hotel EBITDA(1)	11,937	10,135	8,528
EBITDA Margin	34.4%	33.5%	31.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.

Courtyard Seattle Downtown, Seattle, WA
We own a fee simple interest in the Courtyard Seattle Downtown. The hotel opened in 1999 and is comprised of 250 guestrooms, including 175 king rooms, 73 double/double rooms and two suites. Approximately $4.2 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included guestroom and restaurant renovations.
The hotel is located on Lake Union, with beautiful water views and access to numerous outdoor activities. The hotel is also located near the Space Needle, Seattle Center, Key Arena and Pacific Science Center, as well as numerous corporate offices including Amazon’s corporate headquarters and campus.
Additional property highlights include:

•	Meeting Space: Approximately 2,300 square feet of meeting space.

•
Food and Beverage: The Courtyard Seattle Downtown hosts (i) Regatta View Restaurant, an all-purpose restaurant open for breakfast and dinner with 146 seats and (ii) the Lobby Bar and Grill, with 96 seats.

•	Other Amenities: The hotel has a fitness center, indoor pool and whirlpool, a sundries shop, guest laundry facilities, business center and a covered parking garage.
Location and Access. The hotel is located in downtown Seattle on the Western Shore of Lake Union on Westlake Avenue. The hotel is accessible from Interstate 5 and has easy access to the Seattle streetcar system and monorail. The hotel is approximately 17 miles from the Seattle-Tacoma International Airport.
Operating History. The following table shows certain historical information regarding the Courtyard Seattle Downtown since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	250	250	250	250	250
Average Occupancy	76.0%	72.0%	69.9%	66.8%	58.8%
ADR	$160.83	$148.58	$139.81	$133.01	$141.75
RevPAR	$122.16	$107.02	$97.68	$88.89	$83.33
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Seattle Downtown since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$13,129	$11,423	$10,458
Rooms Revenue	11,239	9,739	8,889
Hotel EBITDA(1)	5,413	4,860	4,553
EBITDA Margin	41.2%	42.5%	43.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Courtyard Philadelphia Downtown, Philadelphia, PA
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in the Courtyard Philadelphia Downtown. The hotel opened in 1999 and is comprised of 498 guestrooms, including 236 king rooms, 124 queen/queen rooms, 77 double/double rooms and 61 suites. Approximately $14.1 million was spent on capital expenditures since acquisition in 2007, which included a lobby bistro renovation and the purchase of new televisions and select case goods for the guestrooms.
The hotel is located in the center of Philadelphia’s downtown business district, across the street from city hall and a block away from the Philadelphia Convention Center. The hotel is a historic landmark itself, on the national register of historic places, and is convenient to the historical district, the University of Pennsylvania and Independence Hall.

Additional property highlights include:

•	Meeting Space: Approximately 11,000 square feet of meeting space.

•	Food and Beverage: The Courtyard Philadelphia Downtown hosts (i) Nineteen 26, an all-purpose restaurant and (ii) a Starbucks coffee shop.

•	Other Amenities: The hotel has a fitness center, sundries shop/market, indoor pool and whirlpool, business center, guest laundry facilities and gift shop.
Location and Access. The hotel is located in downtown Philadelphia and is accessible from Interstate 636. The hotel’s corner location and clear signage make it easily visible from both directions on Juniper Street. The hotel is approximately 10 miles from the Philadelphia International Airport.
Operating History. The following table shows certain historical information regarding the Courtyard Philadelphia Downtown since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	498	498	498	498	498
Average Occupancy	76.6%	77.9%	78.1%	75.7%	75.0%
ADR	$165.02	$161.20	$147.17	$133.53	$143.25
RevPAR	$126.33	$125.56	$114.92	$101.09	$107.48
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Philadelphia Downtown since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$28,176	$27,476	$24,820
Rooms Revenue	23,151	22,761	20,832
Hotel EBITDA(1)	10,371	9,805	8,024
EBITDA Margin	36.8%	35.7%	32.3%
__________________

(1)	Includes operations for Courtyard Philadelphia Downtown as opposed to triple net lease rent for all periods presented.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Renaissance Tampa International Plaza, Tampa, FL
We are subject to a ground lease in the Renaissance Tampa International Plaza which expires in 2080. The hotel opened in 2004 and is comprised of 293 guestrooms, including 173 king rooms, 114 double/double rooms and six suites. Approximately $2.8 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a meeting space renovation and a fitness center expansion.
The hotel is located within Tampa International Plaza, which provides many fine dining and retail options immediately adjacent to the hotel. The hotel is also located near the shopping of the Westshore business market and is close to the Tampa International Airport.
Additional property highlights include:

•	Meeting Space: Approximately 12,500 square feet of meeting space.

•	Food and Beverage: The Renaissance Tampa International Plaza hosts (i) the Pelagia Trattoria, an all-purpose restaurant and (ii) Gabriella’s, a lobby bar and restaurant.

•	Other Amenities: The hotel has a fitness center, outdoor pool and whirlpool, a gift shop and a business center.
Location and Access. The hotel is in Tampa International Plaza and is approximately two miles from the Tampa International Airport.

Operating History. The following table shows certain historical information regarding the Renaissance Tampa International Plaza since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	293	293	293	293	293
Average Occupancy	77.6%	78.0%	75.9%	73.3%	71.8%
ADR	$153.70	$154.68	$149.43	$139.68	$147.65
RevPAR	$119.31	$120.57	$113.40	$102.39	$105.98
Selected Financial Information. The following tables show certain selected financial information regarding the Renaissance Tampa International Plaza since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$19,397	$19,435	$18,300
Rooms Revenue	12,865	12,860	12,095
Hotel EBITDA(1)	5,065	5,144	4,377
EBITDA Margin	26.1%	26.5%	23.9%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Sofitel Chicago Water Tower
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Water Tower. The hotel opened in 2002 and is comprised of 415 guestrooms, including 32 suites.
The hotel is located one block west of Chicago’s Magnificent Mile on a 0.6 acre parcel in an area of Chicago known as the Gold Coast. The 32-story building was designed by French architect Jean-Paul Viguier and has views of Lake Michigan and the Chicago skyline. It is located in the heart of the Gold Coast neighborhood, proximate to some of Chicago’s largest demand generators, on the corner of Chestnut Street and Wabash Avenue just across Connors Park from Rush Street.
Additional property highlights include:

•	Meeting Space: Approximately 10,000 square feet of conference space.

•
Food and Beverage: The Sofitel Chicago Water Tower includes (i) the Café des Architectes, a contemporary, Michelin Guide recommended restaurant featuring modern French cuisine; (ii) Le Bar, a modern cocktail lounge; (iii) La Tarrasse, an outdoor patio and lounge serving the cuisine of Café des Architectes; and (iv) Cigale, a restaurant space featuring an exhibition kitchen and frontage on Wabash Avenue overlooking Connors Park (currently utilized only for event space).

•	Other Amenities: The hotel has a fitness center, a business center and valet parking.
Location and Access. The hotel is located one block west of Chicago’s Magnificent Mile on a 0.6 acre parcel in an area of Chicago known as the Gold Coast. The hotel has easy access to the Chicago “L” train and is located approximately 18 miles from O’Hare International Airport and 13 miles from Midway International Airport.

Operating History. The following table shows certain historical information regarding the Sofitel Chicago Water Tower since 2011:

	Year Ended December 31,
	2013	2012 (1)	2011
Rooms	415	415	415
Average Occupancy	82.0%	78.1%	72.9%
ADR	$222.06	$219.86	$205.30
RevPAR	$182.13	$171.66	$149.60
__________________

(1)	2012 is comprised of the following periods:

	Nov 1-Dec 31, 2012	Jan 1-Oct 31, 2012
ADR	$211.85	$221.38
RevPAR	$159.00	$174.20
Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Water Tower since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012 (1)	2011
Total Revenue	$40,563	$39,253	$35,551
Rooms Revenue	27,586	26,074	22,660
Hotel EBITDA(2)	9,881	9,580
Hotel EBITDA Margin	24.4	24.4%
__________________

(1)	2012 is comprised of the following periods:

	Nov 1-Dec 31, 2012	Jan 1-Oct 31, 2012
Total Revenue	$6,225	$33,030
Rooms Revenue	4,028	22,049
Hotel EBITDA	1,214	8,366
Hotel EBTDA Margin	19.5%	25.3%

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Pier House Resort, Key West, FL
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort from Ashford Trust pursuant to an option agreement that we entered into in connection with the spin-off. The hotel opened in 1968 and is comprised of 142 guestrooms, including 79 king rooms, 42 queen/queen rooms and 21 suites. Ashford Trust acquired the hotel in May 2013.
The hotel is located on a six acre compound in Key West, Florida. In addition to its secluded private beach, the hotel is well situated at the north end of Duval Street providing easy access to the heart of Key West and its many demand generators.
Additional property highlights include:

•	Meeting Space: Approximately 2,600 square feet of conference space.

•	Food and Beverage: The Pier House Resort provides an al fresco beach bar, the 150 Harbour View Café and a 41 seat piano bar as well as the 20 seat Chart Room.

•	Other Amenities: The hotel has a full service spa, a private beach, a heated outdoor pool and a private dock for charter pick-ups.

Location and Access. The hotel is located on a six acre compound in the historic district of Key West, Florida, on Duval Street, at the Gulf of Mexico. Key West, which is the southernmost point of the Florida peninsula, is 160 miles south of Miami. Key West, Marathon and Miami airports are all within driving distance.
Operating History. The following table shows certain historical information regarding the Pier House Resort since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	142	142	142	142	142
Average Occupancy	84.6%	82.5%	81.1%	77.3%	69.8%
ADR	$357.86	$332.71	$319.06	$308.90	$302.24
RevPAR	$302.76	$275.50	$258.62	$238.71	$211.07
Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$20,239	$18,691	$17,579
Rooms Revenue	15,692	14,318	13,404
Hotel EBITDA(1)	7,567	5,531
EBITDA Margin	37.4%	29.6%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Our Option Hotel
Crystal Gateway Marriott, Arlington, VA
In connection with the spin-off, we entered into an option agreement to acquire the Crystal Gateway Marriott from Ashford Trust. The Crystal Gateway Marriott option agreement provides us with an option to acquire the Crystal Gateway Marriott beginning six months from the spin-off date and extending for 12 months from such date. The purchase price, payable in common units of our operating partnership, will be equal to the fair market value at the time the option is exercised, based on an appraisal process.
The hotel opened in 1982 and is comprised of 697 guestrooms, including 340 king rooms, 353 double/double rooms and four suites. Approximately $30.0 million was spent on capital improvements since acquisition by Ashford Trust in 2006, which included major guest room renovations.
The hotel is centrally located in Crystal City, above a Washington, D.C. Metro Station, with access to Ronald Reagan Washington National Airport. The hotel is situated near the Crystal City Shops, a network of outdoor storefront shopping including numerous restaurants and a theatre, as well as Arlington National Cemetery and other Washington, D.C. attractions.
Additional property highlights include:

•	Meeting Space: Approximately 34,300 square feet of meeting space, including a multi-faceted and functional single floor meeting room that is accessible from all guest rooms.

•
Food and Beverage: The Crystal Gateway Marriott hosts (i) Restaurant Mez, a full service restaurant with 120 seats, (ii) the Atrium, a dinner only restaurant/bar with 96 seats and (iii) a grab and go Einstein’s Bagels.

•	Other Amenities: The hotel has an indoor/outdoor connected pool, whirlpool, fitness center, sundries shop and business center.
 Location and Access. The hotel benefits from convenient access. By virtue of the building’s height and clear signage, the Crystal Gateway Marriott hotel is highly visible from either direction on Jefferson Davis Highway. The Crystal Gateway Marriott is located near the Pentagon building and approximately three miles from Ronald Reagan Washington National Airport.

Operating History. The following table shows certain historical information regarding the Crystal Gateway Marriott since 2009:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Rooms	697	697	697	697	697
Average Occupancy	73.3%	75.1%	73.7%	75.9%	76.9%
ADR	$174.00	$182.39	$186.69	$188.30	$188.63
RevPAR	$127.48	$136.97	$137.60	$142.97	$145.05
Selected Financial Information. The following table shows certain selected financial information regarding the Crystal Gateway Marriott since 2011 (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Total Revenue	$50,372	$51,641	$52,494
Rooms Revenue	32,698	34,750	34,911
Hotel EBITDA(1)	15,087	15,972	16,415
EBITDA Margin	30.0%	30.9%	31.3%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Right of First Offer Agreement
In connection with the spin-off, we entered into a right of first offer agreement with Ashford Trust for 12 hotels currently held by Ashford Trust. For a detailed discussion of the right of first offer agreement, see “—Certain Agreements—Right of First Offer Agreement.”
Upon the completion of the spin-off, we entered into a right of first offer agreement with Ashford Trust. The hotels currently held by Ashford Trust and subject to the right of first offer are as follows:

Hotel Property	Location	Total Rooms	% Owned	RevPAR for Year Ended December 31, 2013
Crowne Plaza Beverly Hills (1)	Beverly Hills, CA	260	100%	$133.30
Embassy Suites Crystal City	Arlington, VA	267	100%	146.65
Crowne Plaza Key West	Key West, FL	160	100%	203.08
Hyatt Coral Gables	Coral Gables, FL	242	100%	141.05
One Ocean Jacksonville	Jacksonville, FL	193	100%	112.67
Houston Embassy Suites	Houston, TX	150	100%	141.32
Portland Embassy Suites	Portland, OR	276	100%	141.35
Ritz-Carlton Atlanta	Atlanta, GA	444	72% (2)	130.69
Hilton Boston Back Bay	Boston, MA	390	72% (2)	188.79
Courtyard Boston Downtown	Boston, MA	315	72% (2)	127.75
The Churchill	Washington, DC	173	72% (2)	117.52
The Melrose	Washington, DC	240	72% (2)	122.97
__________________

(1)	Ashford Trust has entered into a franchise agreement to convert this hotel to a Marriott after the expiration of the existing Crowne Plaza license agreement in March 2015.

(2)
These hotels are owned by a joint venture in which Ashford Trust holds an approximate 71.74% common equity interest and a $25.0 million preferred equity interest. To the extent Ashford Trust has the opportunity to acquire the entire interest in these hotels or controls the right to sell these hotels, the right of first offer agreement between us and Ashford Trust will extend to these properties.

Asset Management
The senior management team, provided to us by Ashford Advisor, provided all asset management services for our properties prior to the spin-off and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford Advisor proactively works with our third-party hotel management companies to maximize profitability at each of our hotels. The asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with personnel at the hotels and key executives with the brands and management companies. The asset management team works closely with our third-party hotel management companies on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotels, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors’ standards, that our hotels are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “—Certain Agreements—The Advisory Agreement.”
Third-Party Agreements
Hotel Management Agreements. Nine of our hotels are operated pursuant to a hotel management agreement with one of three brand hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “—Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. None of our hotels operate under franchise agreements. The hotel management agreements with Marriott, Hilton or Sofitel allow nine of our hotels to operate under the Marriott, Hilton or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements and licenses, including, among others, the use of the Marriott, Hilton or Sofitel, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton or Sofitel, as applicable are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
In addition, we are a party to a Mutual Exclusivity Agreement and a Master Management Agreement with Remington. See “—Certain Agreements—Remington Master Management Agreement” and “—Mutual Exclusivity Agreement.”
Ground Leases
Two of our hotels are subject to ground leases that cover all of the land underlying the respective hotel. See “—Certain Agreements—Ground Leases” for more information related to our ground leases.
Our Financing Strategy
As part of our separation from Ashford Trust, we assumed mortgage indebtedness secured by the eight hotels we acquired in the spin-off, which totaled $621.9 million (including the indebtedness secured by the two hotels we own through a consolidated joint venture) as of December 31, 2013. We partially financed the acquisition of the Sofitel Chicago Water Tower through a mortgage loan of $80.0 million. In connection with our acquisition of the Pier House Resort &Spa, we assumed $69.0 million of property level debt from Ashford Trust. As of March 1, 2014, our property-level indebtedness was approximately $769.7 million, with a weighted average interest rate of 4.92% per annum (based on outstanding principal balances at March 1, 2014). As of December 31, 2013, approximately 68.2% of our mortgage debt bears interest at fixed rates averaging 6.08% and the remaining 31.8% bears interest at the variable rate of LIBOR plus 3.5%. In connection with the spin-off, we assumed an interest rate cap with respect to our variable-rate debt such that our interest rate will be effectively capped at 6.5%. We intend to continue to use a mix of fixed and variable-rate debt, and we may, if appropriate, enter into interest rate hedges.
Our objective, over time, is to effectively deleverage our portfolio by acquiring additional hotels and applying less leverage than we had upon completion of the spin-off. Alternatively, we may deleverage via retaining excess cash to reduce our net debt. We expect to achieve and maintain a net debt and preferred equity-to-EBITDA ratio of 5.0x or less. We define net debt and preferred equity as the outstanding principal amount of our consolidated indebtedness plus the liquidation preference of any outstanding preferred equity, less cash, cash equivalents and marketable securities. We intend to finance our long-term growth and liquidity needs with operating cash flow, equity issuances of both common and preferred stock, joint ventures and secured and unsecured debt financings having staggered maturities. We may also issue common units in our operating partnership to acquire properties from sellers who seek a tax-deferred transaction.
Certain Agreements
The Advisory Agreement
Upon completion of the spin-off, we entered into an advisory agreement with our advisor, Ashford Advisor, a subsidiary of Ashford Trust. Pursuant to our advisory agreement, Ashford Advisor acts as our external advisor, responsible for implementing our investment strategies and decisions and the management of our day-to-day operations, subject to the supervision and oversight of our board. We rely on Ashford Advisor to provide, or obtain on our behalf, the personnel and services necessary for us to conduct our business, and we have no employees of our own. All of our officers are also employees of Ashford Advisor and Ashford Trust. The executive offices of Ashford Advisor are located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254, and the telephone number of Ashford Advisor’s executive offices is (972) 490-9600.
Pursuant to the terms of our advisory agreement, Ashford Advisor and its affiliates provide us with our management team, including without limitation, the initial positions of the chief executive officer, president, chief financial officer, chief operating officer, chief accounting officer and executive vice president-asset management, senior vice president-corporate strategy and senior vice president-finance, along with appropriate support personnel as Ashford Advisor deems reasonably necessary. Ashford Advisor and its affiliates are not obligated to dedicate any of their respective employees exclusively to us, nor are Ashford Advisor, its affiliates or any of their employees obligated to dedicate any specific portion of its or their time to our business except as necessary to perform the service required of them in their capacity as our advisor. Ashford Advisor is at all times subject to the supervision and oversight of our board. So long as Ashford Advisor is our external advisor, our governing documents require us to include two persons designated by Ashford Advisor as candidates for election as director at any stockholder meeting at which directors are to be elected. Such nominees may be executive officers of Ashford Trust. The advisory agreement requires Ashford Advisor to manage our business affairs in conformity with the policies and the guidelines that are approved and monitored by our board. Additionally, Ashford Advisor must refrain from taking any action that would (a) adversely affect our status as a REIT, (b) subject us to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed or (e) violate our charter, bylaws or resolutions of our board of directors, all as in effect from time to time.
Duties of Ashford Advisor. Subject to the supervision of our board of directors, Ashford Advisor is responsible for our day-to-day operations, including all of our subsidiaries and joint ventures, and shall perform (or cause to be performed) all services necessary to operate our business as outlined in the Advisory Agreement. Those services include sourcing and evaluating hotel acquisition and disposition opportunities, asset managing the hotels in our portfolio and overseeing the property managers, handling all of our accounting, treasury and financial reporting requirements, and negotiating terms of loan documents for our debt financings, as well as other duties and services outlined in the advisory agreement.
Any increase in the scope of duties or services to be provided by Ashford Advisor must be jointly approved by us and Ashford Advisor and will be subject to additional compensation.
Ashford Advisor also has the power to delegate all or any part of its rights and powers to manage and control our business and affairs to such officers, employees, affiliates, agents and representatives of Ashford Advisor or our company as it may deem appropriate. Any authority delegated by Ashford Advisor to any other person is subject to the limitations on the rights and powers of our advisor specifically set forth in the advisory agreement or our charter.
Ashford Advisor is required to make available sufficient experienced and appropriate personnel to perform the services and functions specified and such personnel are to devote such of their time and attention as is reasonably necessary to perform such services.
Ashford Advisor also acknowledges receipt of our code of business conduct and ethics, code of conduct for the chief executive officer, chief financial officer and chief accounting officer and policy on insider trading and agrees to require its employees who provide services to us to comply with the codes and the policy.
Limitations on Liability and Indemnification. The advisory agreement provides that Ashford Advisor has no responsibility other than to render the services and take the actions described in the advisory agreement in good faith and with the exercise of due care and will not be responsible for any action our board of directors takes in following or declining to follow any of Ashford Advisor’s advice or recommendations. The advisory agreement provides that Ashford Advisor (including its officers, directors, managers, employees and members) will not be liable for any act or omission by it (or them) performed in accordance with and pursuant to the advisory agreement, except by reason of acts constituting gross negligence, bad faith, willful misconduct or reckless disregard of duties under the advisory agreement.
We have agreed to indemnify and hold harmless Ashford Advisor (including its partners, directors, officers, stockholders, managers, members, agents, employees and each other person or entity, if any, controlling Ashford Advisor) to the full extent lawful, from and against any and all losses, claims, damages or liabilities of any nature whatsoever with respect to or arising from Ashford Advisor’s acts or omission (including ordinary negligence) in its capacity as such, except with respect to losses, claims, damages or liabilities with respect to or arising out of Ashford Advisor’s gross negligence, bad faith or willful misconduct, or reckless disregard of its duties under the advisory agreement (for which Ashford Advisor will indemnify us).
Term and Termination. The initial term of our advisory agreement is five years from the effective date of the advisory agreement, with automatic one-year renewal terms on each anniversary date thereafter unless previously terminated as described below. Following the five-year initial term, the advisory agreement may be terminated by us with 180 days’ prior written notice prior to the expiration of the then-current term, on the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either (a) there has been unsatisfactory performance by Ashford Advisor that is materially detrimental to us and our subsidiaries taken as a whole, or (b) the base fee and/or incentive fee is not fair (and Ashford Advisor does not offer to negotiate a lower fee that at least two-thirds of the independent directors determine is fair). If the reason for non-renewal specified by us in our termination notice is (b) in the preceding sentence, then Ashford Advisor may, at its option, provide a notice of proposal to renegotiate the base fee and incentive fee not less than 150 days prior to the pending termination date. Thereupon, each party has agreed to use its commercially reasonable efforts to negotiate in good faith to find a resolution on fees within 120 days following our receipt of the renegotiation proposal. If a resolution is achieved between Ashford Advisor and at least two-thirds of the independent directors within the 120-day period, then the advisory agreement will continue in full force and effect with modification only to the agreed upon base fee and/or incentive fee, as applicable. If no resolution on fees is reached within the 120-day period, or if we terminate the advisory agreement by reason of clause (a) above, the advisory agreement will terminate, and we will be required to pay Ashford Advisor a termination fee equal to three times the sum of the average annual base and incentive fees for the 24-month period immediately preceding the termination.
We may also terminate the advisory agreement with 60 days’ notice upon a change of control of us, if the change of control transaction is conditioned upon the termination of the advisory agreement. In such a circumstance, we would be required to pay a termination fee equal to either:

•
if Ashford Advisor’s common stock is not publicly traded, 14 times the earnings of Ashford Advisor attributable to our advisory agreement less costs and expenses (the “net earnings”) for the 12 months preceding termination of the advisory agreement; or

•
if at the time of the termination notice, Ashford Advisor’s common stock is publicly traded separate from the common stock of Ashford Trust, 1.1 multiplied by the greater of (i) 12 times the net earnings of Ashford Advisor for the 12 months preceding the termination of the advisory agreement or (ii) the earnings multiple (based on net earnings after taxes) for Ashford Advisor’s common stock for the 12 months preceding the termination of the advisory agreement multiplied by the net earnings of Ashford Advisor for the same 12 month period; or (iii) the simple average of the earnings multiples (based on net earnings after taxes) for Ashford Advisor’s common stock for each of the three fiscal years preceding the termination of the advisory agreement, multiplied by the net earnings of Ashford Advisor for the 12 months preceding the termination of the advisory agreement;

plus, in either case, a gross-up amount for assumed federal and state tax liability, based on an assumed tax rate of 40%. Any such termination fee will be payable on or before the termination date.
We may also terminate the advisory agreement at any time, including during the five-year initial term, without the payment of a termination fee under the following circumstances:

•
upon a default by Ashford Advisor in the performance or observance of any material term, condition or covenant under the advisory agreement; provided, however, that we must, before terminating the advisory agreement, give written notice of the default to Ashford Advisor and provide it with an opportunity to cure the default within 45 days, or if such default is not reasonably susceptible to cure within 45 days, such additional cure period as is reasonably necessary to cure the default (not to exceed 90 days) so long as Ashford Advisor is diligently and in good faith pursuing such cure;

•
immediately upon providing written notice to Ashford Advisor, following a voluntary or collusive bankruptcy event of Ashford Advisor or an involuntary bankruptcy event that remains undismissed and unstayed for a period exceeding 60 days;

•	immediately, upon the commencement of an action for dissolution of Ashford Advisor by Ashford Advisor;

•	immediately upon providing written notice to Ashford Advisor, following its conviction (including a plea or nolo contendere) of a felony;

•
immediately upon providing written notice to Ashford Advisor, if it commits an act of fraud against us, misappropriates our funds or acts in a manner constituting willful misconduct, gross negligence or reckless disregard in the performance of its material duties under the advisory agreement (including a failure to act); provided, however, that if any such actions or omissions are caused by an employee and/or an officer of Ashford Advisor (or an affiliate of Ashford Advisor) and Ashford Advisor takes all reasonable necessary and appropriate action against such person and cures the damage caused by such actions or omissions within 45 days of Ashford Advisor’s actual knowledge of its commission or omission, we will not have the right to terminate the advisory agreement; and

•
immediately upon providing written notice to Ashford Advisor following certain changes of control of Ashford Advisor, exclusive of any change of control that is an assignment permitted as described in “—Assignment” below or a change of control of Ashford Trust at any time that Ashford Advisor remains under the control of Ashford Trust.

Upon any termination of the advisory agreement, Ashford Advisor is expected to cooperate with and assist us, in executing an orderly transition of the management of our assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of us, returning any funds held on behalf of us and returning any and all of our books and records. We are responsible for paying all accrued fees and expenses. We will be subject to certain non-solicitation obligations with respect to Ashford Advisor’s employees upon any termination of the advisory agreement.
Following the five year initial term, Ashford Advisor may terminate the advisory agreement prior to the expiration of the then-current term with 180 days’ prior written notice. Additionally, Ashford Advisor may terminate the advisory agreement if we default in the performance or observance of any material term, condition or covenant under the advisory agreement; provided, however, before terminating the advisory agreement, Ashford Advisor must give us written notice of the default and provide us with an opportunity to cure the default within 45 days, or if such default is not reasonably susceptible to cure within 45 days, such additional cure period as is reasonably necessary to cure the default (not to exceed 90 days) so long as we are diligently and in good faith pursuing such cure. In the event of such a termination, Ashford Advisor will be entitled to all accrued fees and expenses.
Fees and Expenses.

•
Base Fee. The total quarterly base fee is equal to 0.70% per annum of the total enterprise value of our company, subject to a minimum quarterly base fee. The “total enterprise value” for purposes of determining the base fee is calculated on a quarterly basis as (i) the average of the volume-weighted average price per share of our common stock for each trading day of the preceding quarter multiplied by the average number of shares of our common stock outstanding during such quarter, on a fully-diluted basis (assuming all common units and long term incentive partnership units in the operating partnership which have achieved economic parity with common units in the operating partnership have been redeemed for our common stock), plus (ii) the quarterly average of the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt), plus (iii) the quarterly average of the liquidation value of our outstanding preferred equity. The minimum base fee each quarter is equal to the greater of (i) 90% of the base fee paid for the same quarter in the prior year and (ii) the “G&A ratio” multiplied by our total enterprise value. The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable quarter by each member of a select peer group, divided by the total enterprise value of such peer group member. Our peer group for purposes of our advisory fees includes: Strategic Hotels and Resorts, Inc., Chesapeake Lodging Trust, DiamondRock Hospitality Co., Lasalle Hotel Properties, Pebblebrook Hotel Trust and Sunstone Hotel Investors, Inc. This peer group may be adjusted from time-to-time by mutual agreement of Ashford Advisor and a majority of our independent directors, negotiating in good faith. The base fee is payable in cash on a quarterly basis.

•
Incentive Fee. In each year that our TSR exceeds the “average TSR of our peer group” we have agreed to pay an incentive fee. For purposes of this calculation, our TSR will be calculated using a year-end stock price equal to the closing price of our common stock on the last trading day of the year as compared to the closing stock price of our common stock on the last trading day of the prior year, assuming all dividends on the common stock are reinvested into additional shares of common stock. The average TSR for each member of our peer group is calculated in the same manner, and the simple average for our entire peer group is the “average TSR for our peer group.” If our TSR exceeds the average TSR for our peer group, Ashford Advisor will be paid an incentive fee.

The annual incentive fee is calculated as (i) 10% of the amount (expressed as a percentage) by which our annual TSR exceeds the average TSR for our peer group, multiplied by (ii) the fully diluted equity value of our company at December 31 of the applicable year; provided, for the stub period ended December 31, 2013, the product from the preceding calculation shall be reduced proportionately based on the number of days in which the advisory agreement is in effect for the calendar year 2013 divided by 365 days. To determine the fully diluted equity value, we will assume that all units in our operating partnership, including LTIP units that have achieved economic parity with the common units, if any, are redeemed for our common stock and that the per share value of each share of our common stock is equal to the closing price of our stock on the last trading day of the year. For the purpose of calculating TSR during the first year, the starting price of our common stock will be based on the closing price per share of our common stock on November 20, 2013, the first trading day on which our common stock was listed and available for trading on the NYSE, and for our peers, the closing price on the same trading day.
The incentive fee, if any, shall be payable in arrears on an annual basis, on or before January 15 following each year or on the date of termination of the advisory agreement, if applicable. Except in the case when the incentive fee is payable on the date of termination of the advisory agreement, up to 50% of the incentive fee may be paid in our common stock or in common units of our operating partnership, at our discretion, with the balance payable in cash unless at the time for payment of the incentive fee, Ashford Advisor owns common stock or common units in an amount greater than or equal to three times the base fee for the preceding four quarters. If Ashford Advisor owns common stock or common units in an amount more than the base fee limitation then the entire incentive fee shall be payable in cash.

•
Equity Compensation. To incentivize employees, officers, consultants, non-employee directors, affiliates and representatives of Ashford Advisor to achieve our goals and business objectives, as established by our board of directors, in addition to the base fee and the incentive fee described above, our board of directors has the authority to make annual equity awards to Ashford Advisor or directly to employees, officers, consultants and non-employee directors of Ashford Advisor, based on our achievement of certain financial and other hurdles established by our board of directors. These annual equity awards are intended to provide an incentive to Ashford Advisor and its employees to promote the success of our business. The compensation committee of our board of directors has full discretion regarding the grant of any annual equity awards to be provided to Ashford Advisor and its employees, and other than the overall limitation on the total number of shares that are authorized to be granted under the 2013 Equity Incentive Plan and the Advisor Equity Incentive Plan, there are no limitations on the amount of these annual equity awards.

•
Expense Reimbursement. Ashford Advisor is responsible for all wages, salaries, cash bonus payments and benefits related to its employees providing services to us (including any of our officers who are also officers of Ashford Advisor), with the exception of any equity compensation that may be awarded by us to the employees of Ashford Advisor who provide services to us, the provision of certain internal audit services and the international office expenses described below. We are responsible to pay or reimburse Ashford Advisor monthly for all other costs incurred by it on our behalf or in connection with the performance of its services and duties to us, including, without limitation, tax, legal, accounting advisory, investment banking and other third- party professional fees, director fees and insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreement), debt service, taxes, insurance, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by us, including the value of awards made by us to Ashford Advisor’s employees, and any other costs which are reasonably necessary for the performance by Ashford Advisor of its duties and functions. In addition, we pay a pro rata share of Ashford Advisors’ office overhead and administrative expenses incurred in the performance of its duties and functions under the advisory agreement. There is no specific limitation on the amount of such reimbursements.

In addition to the expenses described above, we are required to reimburse Ashford Advisor monthly for our pro-rata share (as reasonably agreed to between Ashford Advisor and a majority of our independent directors or our audit committee, chairman of our audit committee or lead director) of (i) employment expenses of Ashford Advisor’s internal audit managers and other Ashford Advisor employees who are actively engaged in providing internal audit services to us, (ii) the reasonable travel and other out-of-pocket expenses of Ashford Advisor relating to the activities of its internal audit employees and the reasonable third-party expenses which Ashford Advisor incurs in connection with its provision of internal audit services to us and (iii) all reasonable international office expenses, overhead, personnel costs, travel and other costs directly related to Ashford Advisor’s non-executive personnel who are located internationally. Such expenses shall include but are not limited to, salary, wage payroll taxes and the cost of employee benefit plans.

•
Additional Services. If, and to the extent that, we request Ashford Advisor to render services on our behalf other than those required to be rendered by it under the advisory agreement, such additional services shall be compensated separately at market rates, as defined in the advisory agreement.

Assignment. Ashford Advisor may assign its rights under the agreement without our approval to any affiliate. It may also assign its rights under the agreement without our approval to a publicly-traded company newly formed through a spin-off, carve-out, split-off or similar distribution of Ashford Advisor, its property and affairs to Ashford Advisor’s or Ashford Trust’s stockholders.
The Ashford Trademark. Ashford Advisor and its affiliates have a proprietary interest in the “Ashford” trademark, and Ashford Advisor agreed to license its use to us. If at any time we cease to retain Ashford Advisor or one of its affiliates to perform advisory services for us, within 60 days following receipt of written request from Ashford Advisor, we must cease to conduct business under or use the “Ashford” name or logo, as well as change our name and the names of any of our subsidiaries to a name that does not contain the name “Ashford.”
Relationship with the Advisor. Ashford Advisor is a subsidiary of Ashford Trust. As of the spin-off, Ashford Advisor advises us and its parent Ashford Trust; however, Ashford Advisor, its equityholders and employees are permitted to have other advisory clients, which may include other REITs operating in the real estate industry, provided Ashford Advisor may not act as external advisor for an entity with investment guidelines substantially similar to ours, as initially set forth in our advisory agreement. If we materially revise our initial investment guidelines without the express written consent of Ashford Advisor, Ashford Advisor will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford Advisor to such other entities. We have agreed that we will not revise our initial investment guidelines to be directly competitive with Ashford Trust. The advisory agreement gives us the right to equitable treatment with respect to other clients of Ashford Advisor, but does not give us the right to preferential treatment, except that Ashford Advisor and Ashford Trust have agreed that, so long as we have not materially changed our initial investment guidelines without the express consent of Ashford Advisor, any individual hotel investment opportunities that satisfy our investment focus will be presented to our board of directors, who will have up to 10 business days to accept such opportunity prior to it being available to Ashford Trust or any other entity advised by Ashford Advisor.
To minimize conflict between us and Ashford Trust, the advisory agreement requires us to designate an investment focus by targeted RevPAR, segments, markets and other factors or financial metrics. After consultation with Ashford Advisor, we may modify or supplement our investment guidelines from time to time by giving written notice to Ashford Advisor; however, if we materially change our investment guidelines without the express consent of Ashford Advisor, Ashford Advisor will use its best judgment to allocate investment opportunities to us and Ashford Trust, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford Advisor to other entities. In the advisory agreement, we declared our initial investment guidelines to be hotel real estate assets primarily consisting of equity or ownership interests, as well as debt investments when such debt is acquired with the intent of obtaining an equity or ownership interest, in:

•
full service and urban select service hotels with trailing 12 month average RevPAR or anticipated 12 month average RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined with reference to the most current Smith Travel Research reports, generally in the 20 most populous metropolitan statistical areas, as estimated by the United States Census Bureau and delineated by the U.S. Office of Management and Budget;

•	upscale, upper-upscale and luxury hotels meeting the RevPAR criteria set forth above and situated in markets that may be generally recognized as resort markets; and

•
international hospitality assets predominantly focused in areas that are general destinations or in close proximity to major transportation hubs or business centers, such that the area serves as a significant entry or departure point to a foreign country or region of a foreign country for business or leisure travelers and meet the RevPAR criteria set forth above (after any applicable currency conversion to U.S. dollars).

When determining whether an asset satisfies our investment guidelines, Ashford Advisor must make a good faith determination of projected RevPAR, taking into account historical RevPAR as well as such additional considerations as conversions or reposition of assets, capital plans, brand changes and other factors that may reasonably be forecasted to raise RevPAR after stabilization of such initiative.
If we elect to spin-off, carve-out, split-off or otherwise consummate a transfer of a division or subset of assets for the purpose of forming a joint venture, a newly created private platform or a new publicly traded company to hold such division or subset of assets constituting a distinct asset type and/or investment guidelines, we have agreed that any such new entity will be externally advised by Ashford Advisor pursuant to an advisory agreement containing substantially the same material terms set forth in our advisory agreement.
If we desire to engage a third party for services or products (other than services exclusively required to be provided by our property managers), Ashford Advisor has the exclusive right to provide such services or products at typical market rates provided that we are able to control the award of the applicable contract. Ashford Advisor will have at least 20 days after we give notice of the terms and specifications of the products or services that we intend to solicit to provide such services or products at market rates, as determined by reference to fees charged by third-party providers who are not discounting their fees as a result of fees generated from other sources. If a majority of our independent directors determine that Ashford Advisor’s pricing proposal is not at market rates, we are required to engage a consultant to determine the market rate for the services or products in question. We will be required to pay for the services of the consultant and to engage Ashford Advisor at the market rates determined by the consultant if the consultant finds that the proposed pricing of Ashford Advisor was at or below market rates. Alternatively, Ashford Advisor will pay the consultant’s fees and will have the option to provide the services or product at the market rates determined by the consultant should the consultant find that the proposed pricing was above market rates.
\Hotel Management Agreements
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. Third parties must operate our hotels. Our hotels are leased to TRS lessees, which in turn have engaged property managers to manage our hotels. Each of our hotels are operated pursuant to a hotel management agreement with one of three independent hotel management companies, Hilton Management LLC, Marriott Hotel Services, Inc. or its affiliates, Courtyard Management Corporation and Renaissance Hotel Management Company, LLC, and Accor. Courtyard by Marriott and Renaissance are both registered trademarks of Marriott International, Inc.
The initial terms of each of the hotel management agreements as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	three 10-year options
The Capital Hilton	12/17/2003	12/31/2023	three 10-year options
Marriott Plano Legacy Town Center	8/15/2003	12/29/2023	two 10-year options
Seattle Marriott Waterfront	5/23/2003	12/29/2028	five 10-year options
Courtyard San Francisco Downtown	6/14/2002	12/31/2027	five 5-year options
Courtyard Philadelphia Downtown	12/3/2011	12/27/2041	two 10-year options
Courtyard Seattle Downtown	1/4/2003	12/25/2016	one 10-year option
Renaissance Tampa International Plaza	4/9/2003, with 8/9/2004 opening date	12/28/2029	five 10-year options
Sofitel Chicago Water Tower	3/30/2006	12/31/2030	three 10-year options
Pier House Resort	5/14/2013	05/14/2023	three 7-year and one 4-year option
Each hotel management company receives a base management fee (expressed as a percentage of gross revenues) ranging from 3.0%—7.0%, as well as an incentive management fee calculated as a percentage of hotel operating income, in certain cases after funding of certain requirements, including the capital renewal reserve, and in certain cases after we have received a priority return on our investment in the hotel (referred to as the owner’s priority), as summarized in the chart below:

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$106,500,000

The Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$132,100,000

Marriott Plano Legacy Town Center	3%	35% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.1% of gross revenues per fiscal year	11% of owner’s investment (that includes owner funded capital expenditures)	$56,811,510

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Seattle Marriott Waterfront	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	$88,899,926

Courtyard San Francisco Downtown	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	$9,500,000 plus 11.5% of owner funded capital expenses	Not applicable

Courtyard Philadelphia Downtown	6.5%	20% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	2011—$5 million 2012— $5.5 million 2013—$6 million 2014— $6.5 million Thereafter— $7 million Plus 10.25% of owner funded capital expenses after the beginning of 2016.	Not applicable

Courtyard Seattle Downtown	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over Owner’s Priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	$3,699,624 plus 10.25% of owner funded capital expenses	Not applicable

Renaissance Tampa International Plaza	3.5%	First Incentive Fee: 100% of operating profit (after deduction for contributions to the FF&E reserve) after Owner’s First Priority until an aggregate amount of $2 million is paid to manager. Second Incentive Fee: After payment of owner’s 1st priority and manager’s first incentive fee, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of 6,675,000 plus 15% of owner-funded capital expenses, and 40% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.8% of gross revenues per fiscal year	Owner’s 1st Priority: 11.25% of owner’s investment Owner’s 2nd Priority: After payment of the owner’s 1st priority and manager’s fee, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $6,675,000 plus 15% of owner- funded capital expenses, and 60% of the operating profit in excess of such sum.	$44,500,000

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Sofitel Chicago Water Tower	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	Not applicable	Not applicable

Pier House Resort	3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	Not applicable
__________________

(1)	Management fee is expressed as a percentage of gross hotel revenue

(2)
Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. These amounts will continue to increase over time by the amount of additional owner-funded capital expenses.

The hotel management agreements allow each hotel to operate under the Marriott, Hilton or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of the Marriott, Hilton or Sofitel, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton or Sofitel, as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Our TRS lessees, as lessees of the respective hotels, have entered into hotel management agreements with Hilton Management LLC for two of the hotels, Marriott Hotel Services, Inc. or its affiliates (Courtyard Management Corporation and Renaissance Hotel Management Company, LLC) for six of the hotels and Accor for one of the hotels. Below is a summary of the principal terms of the hotel management agreements with Hilton, Marriott and Accor.
Marriott Management Agreements
Term. The base term of each of our six Marriott management agreements ranges from 14 to 30 years, expiring between December 30, 2016 and December 31, 2041. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from one 10-year extension to five 10-year extensions. The management agreement having a base term expiration of Decmeber 31, 2016 has been externded to December 25, 2026.
Events of Default. An “Event of Default” under the Marriott hotel management agreements is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice, and a breach by either party of any other covenants or obligations in the hotel management agreement which continues beyond the applicable notice and grace period.
Termination Upon Event of Default. A non-defaulting party may terminate the hotel management agreement upon an Event of Default (as defined in the applicable hotel management agreement) generally after the expiration of any notice and cure periods; provided, however, the hotel management agreement may not be terminated by the non-defaulting party unless and until such Event of Default has a material adverse effect on the non-defaulting party. In the case of the Courtyard Philadelphia Downtown, if the defaulting party contests such Event of Default or such material adverse effect, we may not terminate unless a court of competent jurisdiction has issued a final, binding and non-appealable order finding that the Event of Default has occurred and that the default resulted in a material adverse effect.
Early Termination for Casualty. The termination provisions for our initial hotels in the event of casualty are summarized as follows:

•
Courtyard Philadelphia Downtown: If damage or destruction to the hotel from any cause materially and adversely affects the operation of the hotel and we fail to promptly commence and complete the repair, rebuilding or replacement of the same to bring it back to substantially its prior condition, manager may, at its option, terminate the management agreement by written notice.

•
Marriott Plano Legacy Town Center; Courtyard San Francisco Downtown; Seattle Marriott Waterfront; Courtyard Seattle Downtown; Renaissance Tampa International Plaza: If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 30% or more of the then total replacement cost of the hotel), then either party may terminate the hotel management agreement.

Early Termination for Condemnation. If all or substantially all of the hotel is taken in any condemnation or similar proceeding, or a portion of the hotel is so taken, and the result is that it is unreasonable to continue to operate the hotel in accordance with the hotel management agreement, the hotel management agreement shall terminate.
Performance Termination. All of the Marriott hotel management agreements are structured to provide us with a right to terminate the hotel management agreement without the payment of a termination fee if manager fails to achieve certain criteria relating to the performance of the hotel managed by Marriott. The performance period is measured with respect to any two consecutive fiscal years, except that for the Courtyard Philadelphia Downtown, the performance period will not include any fiscal year prior to 2015, and for the Courtyard Seattle Downtown, the performance period will not include any period prior to 2013. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the hotel management agreement) which ranges from 9.5% to 10.25% of the approximate total investment in the hotel, and in the case of the Courtyard Philadelphia Downtown is 85% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which range from 0.85 to 1.00, and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of an extraordinary event or force majeure, any major renovation of the hotel adversely affecting a material portion of the income generating areas (or any major renovation with respect to the Courtyard Philadelphia Downtown), or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of Courtyard Philadelphia Downtown, by waiving base management fees until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
Limitation on Termination Rights. Our ability to exercise termination rights is subject to certain limitations if the manager or any of its affiliates are providing certain credit enhancements, loans or fundings as described in the hotel management agreement, or in certain cases, if manager’s incentive management fee is outstanding.
Assignment and Sale. Each Marriott management agreement provides that we cannot sell the applicable hotel to any unrelated third party or engage in certain change of control actions if (i) we are in default under the hotel management agreement, (ii) such party is known to be of bad moral character or has been convicted of a felony or is in control of or controlled by persons who have been convicted of felonies, (iii) such party does not (in the reasonable judgment of manager) have sufficient financial resources and liquidity to fulfill our obligations under the hotel management agreement, (iv) such party has an ownership interest, either directly or indirectly, in a brand or group of hotels totaling at least 10 hotels and such brand or group competes with manager or Marriott or any affiliate thereof, or (v) with respect to the Courtyard Philadelphia Downtown, such party is a “specially designated national or blocked person” as designated by the applicable governmental entity. Any sale of the property (which includes any equity transfer, whether directly or indirectly) is subject to certain conditions, including the provision of notice of such sale to the manager.
Right of First Offer. All of the Marriott management agreements provide Marriott with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right. After notice of a proposed sale to the manager, we have a specified time period, ranging from 20 to 45 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to manager (with certain details regarding the terms of sale). Manager then has a specified time period, ranging from 20 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If manager does not timely respond or does not consent to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale or the notice of sale is deemed void and we must provide a new notice to manager.
Hilton Management Agreements
Term. The base term of each of our two Hilton management agreements was 10 years, expiring December 31, 2013. Each of these agreements has been extended through December 31, 2023 and has three 10-year automatic extension options remaining, at the discretion of the manager.

Events of Default. An “Event of Default” under the Hilton hotel management agreements is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice, a breach by either party of any other covenants or obligations in the hotel management agreement which continues beyond the applicable notice and grace period, failure to maintain certain alcohol licenses and permits under certain circumstances, failure by us to provide manager with sufficient working capital to operate the hotel after due notice and a termination of our operating lease due to our default under the operating lease.
Termination Upon Event of Default. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the hotel management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the applicable hotel management agreement upon written notice to the defaulting party.
Performance Termination. Each of the Hilton management agreements provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel managed by Hilton. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria are: (i) the hotel’s operating cash flow (before deducting our priority return) does not equal or exceed 85% of the our priority return (as defined in the hotel management agreement); and (ii) the hotel’s yield index is below the base yield index (as such terms are defined in the hotel management agreement), which is 90%. The manager has a right to avoid a performance termination by paying to us an amount within 30 days of due notice equal to the deficiency set forth in subparagraph (i) above to cure such performance default, but in no event may manager exercise such cure with respect to more than four full operating years during the initial term or with respect to more than four full operating years during any single extension term. The amount of any shortfall payable by manager to us shall be reduced to the extent of any portion attributable to a force majeure event, performance of certain capital renewals and major capital improvements adversely affecting a material portion of the income generating areas of the hotel, or certain uncontrollable expenses that could not have been reasonably anticipated by manager.
Assignment and Sale. Each Hilton management agreement provides that we cannot sell the applicable hotel to any unrelated third party, which includes the transfer of an equity interest, or engage in certain change of control actions (i) if such party has an ownership interest, either directly or indirectly, in a brand of hotels totaling at least 10 hotels and such brand competes with the manager or Hilton or any affiliate thereof; (ii) if such party is known to be of ill repute or an unsuitable business associate (per gaming industry regulations where the manager holds a gaming license); (iii) if such party does not have the ability to fulfill our financial obligations under the hotel management agreement; or (iv) if certain conditions are not satisfied, including cure of any existing or potential defaults, receipt of evidence of proper insurance coverage, payment of fees and expenses which will accrue to the manager through the date of closing, and provision of sufficient notice of the contemplated sale to the manager.
Right of First Offer. Each of the Hilton management agreements provides the manager with a right of first negotiation with respect to a sale of the hotel (which includes any equity transfer, whether directly or indirectly) or lease of the hotel (if applicable). After notice of a proposed sale or lease to the manager, the manager has 30 days to elect or decline to exercise its right to purchase or lease. If manager makes an election to purchase or lease, the parties have 30 days to execute an agreement for purchase (or lease, if applicable) and an additional 30 days to consummate the purchase or lease (if applicable). If the manager declines to exercise its right to purchase or lease, the sale or lease must occur within 180 days at greater than 90% of the price or the notice of sale must be renewed to manager.
Accor Management Agreement
In connection with our acquisition of the Sofitel Chicago Water Tower, our TRS lessee, as lessee of the hotel, assumed a management agreement with Accor that allows us to operate under the Sofitel brand name and utilize Accor’s services and experience in connection with the management and operation of the Sofitel Chicago Water Tower. The material terms of the agreement are summarized as follows:
Term. The initial term of the management agreement expires on December 31, 2030 and automatically renews for three consecutive 10-year renewal terms, unless the manager terminates the agreement by written notice at least 180 days prior to the expiration of the then-current term.
Management Fees. We pay the manager certain fees, including but not limited to:

•	A base management fee of 3% of gross hotel revenues, to be paid monthly;

•
An incentive management fee equal to 20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues; and

•	A global sales and marketing fee equal to 2% of gross hotel revenues.

Events of Default. An “Event of Default” is generally defined to include the failure to make a payment under the management agreement and failure to cure such non-payment after the applicable notice and cure period, the bankruptcy or insolvency of either party, a failure by either party to maintain at all times all of the insurance required to be maintained by such party and failure to cure such default after the applicable notice and cure period, the failure by either party to perform any of the material covenants in the hotel management agreement which continues beyond the applicable notice and cure period and a transfer of the agreement by either party in violation of the provisions of the agreement. The occurrence of an Event of Default prevents the defaulting party from transferring the agreement without the consent of the non-defaulting party.
Termination. A non-defaulting party may terminate the hotel management agreement if the defaulting party (i) has breached any material representation or fails to perform any material provision of the agreement or (ii) becomes insolvent or bankrupt, in each case after the expiration of any applicable notice and cure period. In addition, the manager may terminate the agreement if we default under a mortgage relating to the hotel and fail to cure such default within the times provided.
Performance Termination. We have the right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel managed by Accor. The performance period is measured with respect to any two consecutive operating years. The performance criteria are: (i) the RevPAR for the hotel is less than 90% of the Comparable RevPAR (as defined in the agreement) for each such operating year and (ii) the adjusted net operating income less the hurdle amount of $9.0 million plus 8% of any amounts we spent on capital expenditures is a negative number (i.e. less than zero) for each such operating year, provided that for any operating year in which the operation of the hotel is materially and adversely affected by a force majeure event, a refurbishing program or major capital improvements, the RevPAR for the hotel and the adjusted net operating income for such operating years shall be adjusted equitably. The manager will have a right to avoid a performance termination by paying to us a cure amount that equals, for any operating year, the lower of (i) the amount by which the adjusted net operating income is less than zero and (ii) the amount that we would have been entitled to receive as a distribution from the hotel had the hotel not had a RevPAR shortfall.
Early Termination for Condemnation. If all of the hotel, or a portion of the hotel that in our reasonable opinion makes it imprudent or unsuitable to use and operate the remaining portion of the hotel in accordance with the standards maintained by the Sofitel brand, is taken in any condemnation or similar proceeding, we may terminate the agreement.
Early Termination for Casualty. If a material part of the hotel is damaged or destroyed by fire or other casualty, then we may terminate the agreement and elect not to restore the hotel. If we elect to restore the hotel, we must commence such process within 120 days after the date of the casualty and diligently proceed with the restoration of the hotel so that it meets the standards maintained by the Sofitel brand. If we fail to complete the restoration within two years after the date of the casualty, then for so long as such failure continues, the manager may terminate the management agreement. If we or the manager terminate the management agreement because of a casualty, if we have not restored the hotel and desire to lease or sell it, we must first offer to sell the hotel to the manager.
Assignment and Sale. So long as we are not in default under the management agreement and any advances made by the manager on our behalf would be repaid in connection with the sale, we may sell the Sofitel Chicago Water Tower and assign the management agreement (including as a result of a change of control) without the consent of the manager to any of our affiliates or to any person that (i) is not a competitor of the manager (as defined in the management agreement), (ii) is not generally recognized in the community as being a person of ill repute or with whom a prudent business person would not wish to associate in a commercial venture and (iii) has a minimum net worth required by the management agreement, if the assignee expressly assumes the management agreement.
Remington Master Management Agreement
As described below under “—Mutual Exclusivity Agreement,” we entered into a mutual exclusivity agreement with Remington upon completion of the spin-off. Remington manages the Pier House Resort. Remington is owned 100% by Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors and the chief executive officer and chairman of the board of directors of Ashford Trust, and his father, Mr. Archie Bennett, Jr. Pursuant to this agreement, we have agreed to engage Remington for the property management, project management, development and certain other work for all hotels we acquire, unless our independent directors either (i) unanimously vote not to engage Remington, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because, in their reasonable business judgment, they have determined that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better. We believe Remington to be one of the premier third-party hotel managers in the country, and our mutual exclusivity agreement with Remington offers us a unique competitive advantage over other lodging REITs.

The following summarizes the terms of the master management agreement that we have agreed will control to the extent that Remington manages future properties that we acquire and that will control with respect to the project management of each of our properties, including our initial properties. This summary is qualified in its entirety by reference to the master management agreement filed as an exhibit to this Annual Report on Form 10-K.
Term. The master management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington is not then in default under the master management agreement. If at the time of the exercise of any renewal period, Remington is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master management agreement no less than 90 days before the expiration of the then current term of the master management agreement.
Amounts Payable under the Remington Master Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$12,673.48 (increased annually based on consumer price index adjustments); and

•	3% of the gross revenues associated with that hotel for the related month.
The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, the applicable TRS lessee will consider payment of the incentive fee pro-rata on a quarterly basis.
The incentive fee is designed to encourage Remington to generate higher house profit at each hotel by increasing the fee due to Remington when the hotels generate house profit above certain threshold levels. Any increased revenues will generate increased lease payments under the percentage leases and should thereby benefit our stockholders.
 Termination. The master management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:

•	a sale of a hotel;

•	the failure of Remington to satisfy certain performance standards;

•	for the convenience of our TRS lessee;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by Remington or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master management agreement with respect to one or more of the hotels, we must pay Remington termination fees, plus any amounts otherwise due to Remington pursuant to the terms of the master management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Remington is not then in default, subject to certain cure and grace periods:

•
Sale. If any hotel subject to the Remington master management agreement is sold during the first 12 months of the date such hotel becomes subject to the master management agreement, our TRS lessee may terminate the master management agreement with respect to such sold hotel, provided that it pays to Remington an amount equal to the management fee (both base fees and incentive fees) estimated to be payable to Remington with respect to the applicable hotel pursuant to the then current annual operating budget for the balance of the first year of the term. If any hotel subject to the Remington master management agreement is sold at any time after the first year of the term and the TRS lessee terminates the master management agreement with respect to such hotel, our TRS lessee will have no obligation to pay any termination fees.

•
Casualty. If any hotel subject to the Remington master management agreement is the subject of a casualty during the first year of the initial 10-year term and the TRS lessee elects not to rebuild, then we must pay to Remington the termination fee, if any, that would be owed if the hotel had been sold. However, after the first year of the initial 10-year term, if a hotel is the subject of a casualty and the TRS lessee elects not to rebuild the hotel even though sufficient casualty insurance proceeds are available to do so, then the TRS lessee must pay to Remington a termination fee equal to the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine.

•
Condemnation or Force Majeure. In the event of a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master management agreement terminates as to those hotels.

•
Failure to Satisfy Performance Test. If any hotel subject to the Remington master management agreement fails to satisfy a certain performance test, the TRS lessee may terminate the master management agreement with respect to such hotel, and in such case, the TRS lessee must pay to Remington an amount equal to 60% of the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine. Remington will have failed the performance test with respect to a particular hotel if during any fiscal year during the term (i) such hotel’s gross operating profit margin for such fiscal year is less than 75% of the average gross operating profit margins of comparable hotels in similar markets and geographical locations, as reasonably determined by Remington and the TRS lessee, and (ii) such hotel’s RevPAR yield penetration is less than 80%. Upon a performance test failure, the TRS lessee must give Remington two years to cure. If, after the first year, the performance test failure has not been cured, then the TRS lessee may, in order not to waive any such failure, require Remington to engage a consultant with significant hotel lodging experience reasonably acceptable to both Remington and the TRS lessee, to make a determination as to whether or not another management company could manage the hotel in a materially more efficient manner. If the consultant’s determination is in the affirmative, then Remington must engage such consultant to assist with the cure of such performance failure for the second year of the cure period after that failure. If the consultant’s determination is in the negative, then Remington will be deemed not to be in default under the performance test. The cost of such consultant will be shared by the TRS lessee and Remington equally. If Remington fails the performance test for the second year of the cure period and, after that failure, the consultant again makes a finding that another management company could manage the hotel in a materially more efficient manner than Remington, then the TRS lessee has the right to terminate the management agreement with respect to such hotel upon 45 days’ written notice to Remington and to pay to Remington the termination fee described above. Further, if any hotel subject to the Remington management agreement is within a cure period due to a failure of the performance test, an exercise of a renewal option shall be conditioned upon timely cure of the performance test failure, and if the performance failure is not timely cured, the TRS lessee may elect to terminate the management agreement without paying any termination fee.

•
For Convenience. With respect to any hotel managed by Remington pursuant to the Remington master management agreement, if the TRS lessee elects for convenience to terminate the management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington, equal to the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine. With respect to any non-managed hotel for which services are provided pursuant to the Remington master management agreement, if the TRS lessee elects for convenience to terminate the master management agreement with respect to such non-managed hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington, equal to the product of (i) 65% of the aggregate project management fees and market service fees estimated for the non-managed hotel for the then current fiscal year in which such termination is to occur (but in no event less than the project management fees and market service fees for the preceding full fiscal year) by (ii) nine.

If the master management agreement terminates as to all of the hotels covered in connection with a default under the master management agreement, the mutual exclusivity agreement can also be terminated at the non-defaulting party’s election. See “—Mutual Exclusivity Agreement.”
Maintenance and Modifications. Remington must maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. The cost of all such maintenance, repairs and alterations will be paid by the TRS lessee.
Insurance. Remington must coordinate with the TRS lessee the procurement and maintenance of all workers’ compensation, employer’s liability, and other appropriate and customary insurance related to its operations as a property manager, the cost of which is the responsibility of the TRS lessee.
Assignment and Subleasing. Neither Remington nor the TRS lessee may assign or transfer the master management agreement without the other party’s prior written consent. However, Remington may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, his father Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington from any of its obligations under the master management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master management agreement with respect to such damaged hotel upon 60 days’ written notice. In the event of a termination, neither the TRS lessee nor Remington will have any further liabilities or obligations under the master management agreement with respect to such damaged hotel, except that we may be obligated to pay to Remington a termination fee, as described above. If the management agreement remains in effect with respect to such damaged hotel, and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay management fees will be unabated. If, however, the master management agreement remains in effect with respect to such damaged hotel, but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to partial, pro rata abatement of the management fees while the hotel is being repaired.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the Remington master management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. In the event of termination, neither the TRS lessee nor Remington will have any further rights, remedies, liabilities or obligations under the Remington master management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the master management agreement. If there is an event of force majeure or any other cause beyond the control of Remington that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the Remington management agreement may be terminated by the TRS lessee. In the event of such a termination, neither the TRS lessee nor Remington will have any further rights, remedies, liabilities or obligations under the Remington master management agreement with respect to such hotel.
Annual Operating Budget. The master management agreement provides that not less than 45 days prior to the beginning of each fiscal year during the term of the master management agreement, Remington will submit to the TRS lessee for each of the hotels, an annual operating budget setting forth in detail an estimated profit and loss statement for each of the next 12 months (or for the balance of the fiscal year in the event of a partial first fiscal year), including a schedule of hotel room rentals and other rentals and a marketing and business plan for each of the hotels. The budget is subject to the TRS lessee approval, which may not be unreasonably withheld. The budget may be revised from time to time, taking into account such circumstances as the TRS lessee deems appropriate or as business and operating conditions shall demand, subject to the reasonable approval of Remington.
Capital Improvement Budget. Remington must prepare a capital improvement budget of the expenditures necessary for replacement of furniture, fixtures and equipment and building repairs for the hotels during the following fiscal year and provide such budget to the relevant TRS lessee and landlord for approval at the same time Remington submits the proposed annual operating budget for approval by TRS lessee. Remington will, in accordance with the capital improvement budget, make such substitutions and replacements of or renewals to furniture, fixtures and equipment and non-routine repairs and maintenance as it deems necessary to maintain our hotels. Remington may not make any other expenditures for these items without the relevant TRS lessee and landlord approval, except expenditures which are provided in the capital improvements budget or are required by reason of any (i) emergency, (ii) applicable legal requirements, (iii) the terms of any franchise agreement or (iv) are otherwise required for the continued safe and orderly operation of our hotels. The cost of all such changes, repairs, alterations, improvements, renewals, or replacements will be paid from the capital improvement reserve or other monies advanced by the TRS lessee.
Service and Project Management Fees. The master management agreement provides that each TRS lessee will pay Remington a project management fee equal to 4% of the total project costs associated with the implementation of the approved capital improvement budget for a hotel until such time that the capital improvement budget and/or renovation project costs involve expenditures in excess of 5% of gross revenues of such hotel, whereupon the project management fee will be 3% of total project costs in excess of the 5% of gross revenue threshold. In addition, each TRS lessee will pay Remington additional fees at then-current market rates for other services beyond managing the hotels or implementing the capital improvement budget. These other services include: (i) construction management, (ii) interior design assistance involved in implementing the capital improvement budget, (iii) managing architects for the implementation of the capital improvement budget, overseeing all conceptual designs and reviewing plans, drawings, shop drawings and other matters necessary for the proper implementation of the capital improvement budget, (iv) purchasing of furniture, fixtures, and equipment, (v) managing freight selection and shipping processes of furniture, fixtures, and equipment, (vi) the warehousing of goods delivered at the job site, inspection of materials delivered, and the filing of claims associated with the delivery of defective or damaged goods and (vii) management and oversight of the installation of furniture, fixtures and equipment.
The fees for the additional services will be consistent with the approved capital improvement budget and will be deemed approved by the TRS lessee and landlord unless a majority of our independent directors determine that such fees for the additional services are not in line with market rates for similar services. In the event that the majority of our independent directors determine that the fees for the additional services are not market, the TRS lessee and Remington will engage a consultant reasonably satisfactory to both parties to provide then current market information with respect to the proposed fees and a written recommendation as to whether such fees are market rates or not. If the consultant determines that such fees as proposed by Remington are market, then the landlord will pay any consultant fees incurred by such consultant in making the determination. If the consultant’s recommendation does not support the fees as proposed by Remington, then Remington will pay the consultant’s fees incurred in connection with the determination and may, at its election, perform such service for fees consistent with the market research and recommendation of the consultant or elect not to provide such services and no termination fee will be payable. If Remington elects not to provide project related services for a non-managed hotel, no termination fee will be payable.
If the TRS lessee elects, for convenience, to terminate the project management and other market services being provided by Remington with respect to a hotel property (not taking into consideration any property management services), we must pay a termination fee to Remington equal to the product of (i) 65% of the project management fees and market service fees estimated to be payable to Remington with respect to the applicable hotel pursuant to the then current capital budget (but in no event less than the aggregate project management fees and market services fees for the preceding full fiscal year) and (ii) nine.
Indemnity Provisions. Remington has agreed to indemnify each TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington subject to certain limitations; (ii) infringement by Remington of any third party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington of employment laws or that are a direct result of the corporate policies of Remington; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington; or (v) the breach by Remington of the master management agreement, including action taken by Remington beyond the scope of its authority under the master management agreement, which is not cured.
Except to the extent indemnified by Remington as described in the preceding paragraph, each TRS lessee will indemnify Remington against all damages not covered by insurance and that arise from: (i) the performance of Remington’s services under the master management agreement; (ii) the condition or use of our hotels; (iii) certain liabilities to which Remington is subjected, including pursuant to the WARN Act, in connection with the termination of the master management agreement; (iv) all employee cost and expenses; or (v) any claims made by an employee of Remington against Remington that are based on a violation or alleged violation of the employment laws.
Events of Default. Events of default under the Remington master management agreement include:

•	The TRS lessee or Remington files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.

•	The TRS lessee or Remington fails to make any payment due under the master management agreement, subject to a 10-day notice and cure period.

•
The TRS lessee or Remington fails to observe or perform any other term of the management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.

•	Remington does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Internal Revenue Code.
If an event of default occurs and continues beyond any grace period, the non-defaulting party will have the option of terminating the Remington management agreement, on 30 days’ notice to the other party.
Option Agreement
Upon the completion of the spin-off, we entered into an option agreement to acquire the Crystal Gateway Marriott from Ashford Trust. The Crystal Gateway option agreement provides us with an option to acquire the Crystal Gateway Marriott beginning six months from the spin-off date and extending for 12 months from such date. The purchase price will be equal to the fair market value at the time the option is exercised, based on an appraisal prepared by a nationally recognized appraiser jointly selected by us and Ashford Trust, subject to adjustment as provided in the option agreement and is payable in common units of our operating partnership only. If we exercise our right to purchase this property, Ashford Trust can terminate the option agreement if the value of the common units in our operating partnership payable in connection with such exercise (measured by the value of our common stock) decreases by more than 20% between the option exercise date and the closing date.
Under the terms of a tax reporting and protection agreement entered into when Ashford Trust OP acquired the Crystal Gateway Marriott in Arlington, Virginia, Ashford Trust OP will be required to pay certain tax liabilities of partners of the original contributor if the indebtedness related to the Crystal Gateway Marriott is reduced, or the hotel is disposed of, in a taxable transaction before July 13, 2016. We have agreed that if we exercise our option to acquire the Crystal Gateway Marriott, we will indemnify Ashford Trust OP for any tax liability that Ashford Trust OP is required to pay under the existing tax reporting and protective agreement. The potential tax liability generally consists of the aggregate federal, state and local income tax liability incurred by the partners of the original contributor to Ashford Trust (using an assumed combined federal, state and local income tax rate at the then-highest applicable marginal rate for such contributor) with respect to the gain allocated to the contributor under Section 704(c) of the Internal Revenue Code.
The terms of the existing tax reporting and protection agreement require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. No tax indemnity payment will be due if we acquire the hotel and then dispose of it in a tax-deferred transaction, such as a like-kind exchange under Section 1031 of the Internal Revenue Code. The existing tax reporting and protection agreement also requires Ashford Trust OP to use commercially reasonable efforts to maintain non-recourse indebtedness in the amount of at least $43.3 million through July 13, 2016, which will allow the partners of the original contributor to continue to defer recognition of gain in connection with the contribution of the Crystal Gateway Marriott to Ashford Trust. We have agreed to use such commercially reasonable efforts to maintain the minimum non-recourse indebtedness if we exercise our option to acquire this hotel.
Right of First Offer Agreement
The right of first offer agreement provides us the first right to acquire each of the subject hotels, to the extent the board of directors of Ashford Trust determines to market and sell the hotel, subject to any prior rights of the managers of the hotel or other third parties and the limitation noted in the footnote to the table above with respect to hotels in a joint venture. In addition, so long as we do not materially change our initial investment guidelines without the express consent of Ashford Advisor, the right of first offer agreement extends to hotels later acquired by Ashford Trust that satisfy our initial investment guidelines. We believe this right of first offer provides us with significant external growth opportunities. We further believe the hotels listed in the table above fit our desired RevPAR and geographic location profile.
If Ashford Trust decides to offer for sale an asset that fits our investment guidelines, it must give us a written notice describing the sale terms and granting us the right to purchase the asset at a purchase price equal to the price set forth in the offer. We will have 30 days to agree to the terms of the sale, failing which Ashford Trust will be free to sell the asset to any person upon substantially the same terms as those contained in the written notice for 180 days, but not for a price less than 95% of the offered purchase price. If during such 180-day period, Ashford Trust desires to accept an offer that is not on substantially the same terms as those contained in the written notice or that is less than 95% of the offered purchase price, Ashford Trust must give us written notice of the new terms and we will have 10 days in which to agree to the terms of the sale. If Ashford Trust does not close on the sale or refinancing of the asset within 180 days following the expiration of the initial 30-day period, the right to purchase the asset will be reinstated on the same terms.
Likewise, we have agreed to give Ashford Trust a right of first offer with respect to any properties that we acquire in a portfolio transaction, to the extent our board of directors determines it is appropriate to market and sell such assets and we control the disposition, provided such assets satisfy Ashford Trust’s investment guidelines. Any such right of first offer granted to Ashford Trust will be subject to certain prior rights, if any, granted to the managers of the related properties or other third parties.
The right of first offer agreement has an initial term of 10 years and is subject to automatic one year renewal periods unless one party notifies the other at least 180 days prior to the expiration of the current term that it does not intend to renew the agreement. The agreement may be terminated by either party (i) upon a default of the other party upon giving notice of such default and the defaulting party fails to cure within 45, or in some circumstances up to 90, days subject to certain exclusions, and (ii) if the other party experiences specified bankruptcy events. Also, if we materially modify our initial investment guidelines without consent of Ashford Trust (which consent may be withheld in its sole discretion), our right of first refusal for any assets owned or later acquired by Ashford Trust and its affiliates, other than the initial assets subject to the right of first offer agreement, will terminate unless otherwise agreed by the parties. Further, the agreement will automatically terminate upon a termination of our advisory agreement or upon a change of control of either us or Ashford Trust, excluding any change of control that may occur as a result of a spin-off, carve-out, split-off or other similar event.
TRS Leases
Six of our initial hotels are owned by our operating partnership and leased to subsidiaries of Ashford Prime TRS. Two of our initial hotels are held in a joint venture in which we have a 75% equity interest. The two hotels owned by the joint venture are leased to subsidiaries of the joint venture, which two subsidiaries we have elected to treat as TRSs. In connection with the spin-off, Ashford Prime TRS acquired one TRS lessee, which has three subsidiaries one of which is a TRS (that collectively lease six of our properties). Ashford Prime TRS has elected to be treated as a TRS. Each of the existing leases will remain in place. We intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases. Ashford Advisor will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time.
Term. The leases for each of the initial hotels includes a term of five years, which began on January 1, 2013, except in the case of the Courtyard Philadelphia Downtown, the term began on December 2, 2011 and expires on December 31, 2016. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
Amounts Payable Under Leases. The leases generally provide for each TRS lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any. The percentage rent for each hotel equals: (i) an agreed percentage of gross revenue that exceeds a threshold amount, less (ii) all prior percentage rent payments.
Maintenance and Modifications. Each TRS lessee is required to establish and fund, in respect of each fiscal year during the terms of the leases, a reserve account, in the amount of at least 4% of gross revenues per year to cover the cost of capital expenditures, which costs will be paid by our operating partnership. Each TRS lessee shall be required to make (at our sole cost and expense) all capital expenditures required in connection with emergency situations, legal requirements, maintenance of the applicable franchise agreement, the performance by lessee of its obligations under the lease and other permitted additions to the leased property. We also have the right to make additions, modifications or improvements so long as our actions do not significantly alter the character or purposes of the property, significantly detract from the value or operating efficiency of the property, significantly impair the revenue producing capability of the property or affect the ability of the lessor to comply with the terms of their lease. All capital expenditures relating to material structural components involving expenditures of $1 million or more are subject to the approval of our operating partnership. Each TRS lessee is responsible for all routine repair and maintenance of the hotels, and our operating partnership will be responsible for non-routine capital expenditures.
We own substantially all personal property (other than inventory, linens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements on our hotels, unless ownership of such personal property would cause the rent under a lease not to qualify as “rents from real property” for REIT income test purposes. See “Federal Income Tax Consequences of Our Status as a REIT—Income Tests.”
Insurance and Property Taxes. We pay real estate and personal property taxes on the hotels (except to the extent that personal property associated with the hotels is owned by the applicable TRS lessee). We pay for property and casualty insurance relating to the hotel properties and any personal property owned by us. Each TRS lessee pays for all insurance on its personal property, comprehensive general public liability, workers’ compensation, vehicle, and other appropriate and customary insurance. Each TRS lessee must name us as an additional insured on any policies it carries.
Assignment and Subleasing. The TRS lessees are not permitted to sublet any part of the hotels or assign their respective interests under any of the leases without our prior written consent, which cannot be unreasonably withheld. No assignment or subletting will release any TRS lessee from any of its obligations under the leases.
Damage to Hotels. If any of our insured hotels is destroyed or damaged, whether or not such destruction or damage prevents use of the property as a hotel, the applicable TRS lessee will have the obligation, but only to the extent of insurance proceeds that are made available, to restore the hotel. All insurance proceeds will be paid to our operating partnership (except such proceeds payable for loss or damage to the TRS lessee’s personal property) and be paid to the applicable TRS lessee for the reasonable costs of restoration or repair. Any excess insurance proceeds remaining after the cost of repair or restoration will be retained by us. If the insurance proceeds are not sufficient to restore the hotel, the TRS lessee or we have the right to terminate the lease upon written notice. In that event, neither we nor the TRS lessee will have any further liabilities or obligations under the lease, except that, if we terminate the lease, we have to pay the TRS lessee termination fees, if any, within

45 days that become due under the management agreement. If the lease is so terminated, we will keep all insurance proceeds received as a result of such destruction or damage. If the lease is terminated by a TRS lessee, we have the right to reject the termination of the lease and to require the TRS lessee to restore the hotel, provided we agree to pay for all restoration costs in excess of available insurance proceeds. In that event, the related lease will not terminate and we will pay all insurance proceeds to the TRS lessee.
If the cost of restoration exceeds the amount of insurance proceeds, we will contribute any excess amounts necessary to complete the restoration to the TRS lessee before requiring the work to begin. In the event of damage or destruction not covered by insurance, our obligations, as well as those of the applicable TRS lessee, will be the same as in the case of inadequate insurance proceeds. However, regardless of insurance coverage, if damage or destruction rendering the property unsuitable for its primary intended purpose occurs within 24 months of the end of the lease term, we may terminate the lease with 30 days’ notice. If the lease remains in effect and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay rent will be unabated. If, however, the lease remains in effect but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to a certain amount of rent abatement while the hotel is being repaired. We will keep all proceeds from loss of income insurance.
Condemnation. If any of our hotels is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, we and the TRS lessee each have the option to terminate the related lease. We will share in the condemnation award with the TRS lessee in accordance with the provisions of the related lease. If any partial taking of a hotel does not prevent use of the property as a hotel, the TRS lessee is obligated to restore the untaken portion of the hotel to a complete architectural unit but only to the extent of any available condemnation award. If the condemnation award is not sufficient to restore the hotel, the TRS lessee or we have the right to terminate the lease upon written notice. If the lease is terminated by the TRS lessee, we have the right to reject the termination of the lease within 30 days and to require the TRS lessee to restore the hotel, provided we agree to pay for all restoration costs in excess of the available condemnation award. We will contribute the cost of such restoration to the TRS lessee. If a partial taking occurs, the base rent will be abated to some extent, taking into consideration, among other factors, the number of usable rooms, the amount of square footage, or the revenues affected by the partial taking.
Events of Default. Events of Default under the leases include:

•
The TRS lessee fails to pay rent or other amounts due under the lease, provided that the TRS lessee has a 10-day cure period after receiving a written notice from us that such amounts are due and payable before an event of default would occur.

•
The TRS lessee does not observe or perform any other term of a lease, provided that the TRS lessee has a 30-day cure period after receiving a written notice from us that a term of the lease has been violated before an event of default of default would occur. There are certain instances in which the 30-day grace period can be extended to a maximum of 120 days.

•	The TRS lessee is the subject of a bankruptcy, reorganization, insolvency, liquidation or dissolution event.

•	The TRS lessee voluntarily ceases operations of the hotels for a period of more than 30 days, except as a result of damage, destruction, condemnation, or certain specified unavoidable delays.

•
The default of the TRS lessee under the management agreement for the related hotel because of any action or failure to act by the TRS lessee and the TRS lessee has failed to cure the default within 30 days.

If an event of default occurs and continues beyond any grace period, we have the option of terminating the related lease. If we decide to terminate a lease, we must give the TRS lessee 10 days’ written notice. Unless the event of default is cured before the termination date we specify in the termination notice, the lease will terminate on the specified termination notice. In that event, the TRS lessee will be required to surrender possession of the related hotel and pay liquidated damages at our option, as provided by the applicable lease.
Termination of Leases. Our operating partnership generally has the right to terminate any lease prior to the expiration date so long as we pay a termination fee. The termination fee is equal to any termination fee due to a manager under the management agreement.
Indemnification. Each TRS lessee is required to indemnify us for claims arising out of (i) accidents occurring on or about the leased property, (ii) any past, present or future use or condition of the hotel by TRS lessee or any of its agents, employees or invitees, (iii) any impositions that are the obligation of the TRS hotel by lessee, (iv) any failure of the TRS lessee to perform under the lease, and (v) the non-performance of obligations under any sub-lease by the landlord thereunder. We are required to indemnify each TRS lessee for any claim arising out of our gross negligence or willful misconduct arising in connection with the lease and for any failure to perform our obligations under the lease. All indemnification amounts must be paid within 10 days of a determination of liability.

Breach by Us. If we breach any of the leases, we will have 30 days from the time we receive written notice of the breach from the TRS lessee to cure the breach. This cure period may be extended in the event of certain specified, unavoidable delays.
Ground Leases
Two of our hotels are subject to ground leases that cover the land underlying the respective hotels.
Renaissance Tampa International Plaza. The Renaissance Tampa International Plaza is subject to a land sublease with an initial term that expires December 30, 2080. We pay minimum rent of $300,000 per year through July 31, 2014, and effective as of the August 1, 2014, our annual rent will increase to $350,000 per year. In addition, we pay percentage rent in the amount of 2% of gross revenues (less the minimum rent paid) through July 31, 2014 and 3% beginning August 1, 2014. The lease may be assigned at any time to an affiliate, a successor corporation by merger, or a third party which has a net worth of at least $10 million, provided that we give landlord notice of any such assignment, which notice shall include the name of the assignee.
Hilton La Jolla Torrey Pines. The Hilton La Jolla Torrey Pines is subject to a ground lease with the City of San Diego and expires June 30, 2043. Rent is payable monthly and is the greater of minimum rent or percentage rent, determined monthly, with annual true-up. Commencing January 1, 1993 and every five years thereafter, minimum rent is adjusted to be 80% of the annual average of actual rents paid or accrued during the preceding five-year period, but in no event may such rent be adjusted downwards. Percentage rent is determined from a percentage of room and banquet rental revenue, food and beverage sales, alcohol sales, lobby, gift shop and coin operated machine and telephone sales and other authorized uses. Percentage rent is adjusted at least six months prior to the end of the 30th lease year (December 31, 2017) and thereafter at least six months prior to each 10th year by mutual agreement to provide fair rental to landlord. The lease may be assigned with the landlord’s prior written consent (not to be unreasonably withheld), provided that the hotel is operated by a competent manager. The landlord will not withhold its consent if the assignee is a qualified assignee (defined to be a party, including a successor, who has a net worth not less than us and who is in good standing and has a good reputation within the community) and we satisfy certain other conditions, including that we provide 30 days’ notice of such assignment, certain financial and other information regarding assignee and an acceptable form of assumption agreement, and that there are no uncured defaults under the lease.
Mutual Exclusivity Agreement
Upon completion of the spin-off, we and Ashford Prime OP entered into a mutual exclusivity agreement with Remington that was consented and agreed to by Mr. Monty J. Bennett, regarding lodging investment opportunities any of us identifies in the future.
Term. The initial term of the mutual exclusivity agreement is 10 years. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:

•	an event of default (see “—Events of Default”),

•	a party’s early termination rights (see “—Early Termination”), or

•
a termination of all Remington management agreements between the TRS lessee and Remington because of an event of default under the management agreements that affects all properties (see “—Relationship with Management Agreement”).

Modification of Investment Guidelines. In the event that we materially modify our initial investment guidelines without the written consent of Remington, which consent may be withheld at its sole and absolute discretion, and may further be subject to the consent of Ashford Trust Parties, the Remington parties will have no obligation to present or offer us investment opportunities at any time thereafter. Instead, the Remington parties, subject to the superior rights of the Ashford Trust parties or any other party with which the Remington parties may have an existing agreement, shall use their reasonable discretion to determine how to allocate investment opportunities it identifies. In the event we materially modify our investment guidelines without the written consent of Remington, the Ashford Trust parties will have superior rights to investment opportunities identified by the Remington parties, and we will no longer retain preferential treatment to investment opportunities identified by the Remington parties. A material modification for this purpose means any modification of our initial investment guidelines to be competitive with Ashford Trust’s investment guidelines.
Our Exclusivity Rights. Remington and Mr. Monty Bennett have granted us a first right of refusal to pursue certain lodging investment opportunities identified by Remington or its affiliates (including Mr. Bennett), including opportunities to buy hotel properties, to buy land and build hotels, or to otherwise invest in hotel properties that satisfy our initial investment guidelines and are not considered excluded transactions pursuant to the mutual exclusivity agreement. If investment opportunities are identified and are subject to the mutual exclusivity agreement, and we have not materially modified our initial investment guidelines without the written consent of Remington, then Remington, Mr. Bennett and their affiliates, as the case may be, will not pursue those opportunities (except as described below) and will give us a written notice and description of the investment opportunity, and we will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington, on materially the same terms and conditions as offered to us. If the terms of such investment opportunity materially change, then Remington must offer the revised investment opportunity to us, whereupon we will have 10 business days to either accept or reject the opportunity on the revised terms.
Reimbursement of Costs. If we accept an investment opportunity from Remington, we will be obligated to reimburse Remington or its affiliates for the actual out-of-pocket and third-party costs and expenses paid by Remington or its affiliates in connection with such investment opportunity, including any earnest money deposits, but excluding any finder’s fee, brokerage fee, development fee or other compensation paid by Remington or its affiliates. Remington must submit to us an accounting of the costs in reasonable detail.
Exclusivity Rights of Remington. If we elect to pursue an investment opportunity that consists of the management and operation of a hotel property, and/or the construction, development, project management or the performance of project related services, we will hire Remington to provide such services unless our independent directors either (i) unanimously elect not to engage Remington, or (ii) by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington for the particular hotel, or (B) based on the prior performance of Remington, another manager or developer could perform the duties materially better than Remington for the particular hotel. In return, Remington has agreed that it will provide those services.
Excluded Investment Opportunities. The following are excluded from the mutual exclusivity agreement and are not subject to any exclusivity rights or right of first refusal:

•	With respect to Remington, an investment opportunity where our independent directors have unanimously voted not to engage Remington as the manager or developer.

•
With respect to Remington, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in our best interest not to engage Remington with respect to the particular hotel.

•
With respect to Remington, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington for the particular hotel, based on Remington’s prior performance.

•	Existing hotel investments of Remington or its affiliates with any of their existing joint venture partners, investors or property owners.

•
Existing bona fide arm’s length third-party management arrangements (or arrangements for other services such as project management) of Remington or any of its affiliates with third parties other than us and our affiliates.

•
Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington or its affiliates have an ownership interest, provided that Remington provides us with notice 10 days’ prior to such transaction.

•	Any hotel investment that does not satisfy our initial investment guidelines.
Management or Development. If we hire Remington to manage or operate a hotel or construct hotel improvements, it will be pursuant to the terms of the form of management agreement agreed to between us and Remington. If we hire Remington to develop and construct a hotel, the terms of the development and construction will be pursuant to a form of development agreement that has been agreed to by us and Remington.
Events of Default. Each of the following is a default under the mutual exclusivity agreement:

•	we or Remington experience a bankruptcy-related event;

•	we fail to reimburse Remington as described under “—Reimbursement of Costs,” subject to a 30-day cure period; and

•	we or Remington does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the mutual exclusivity agreement subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.

Early Termination. Remington has the right to terminate the exclusivity rights granted to us if:

•
Mr. Monty J. Bennett is removed as our chief executive officer or as chairman of our board of directors or is not re-appointed to either position, or he resigns as chief executive officer or chairman of our board of directors;

•	we terminate the Remington exclusivity rights pursuant to the terms of the mutual exclusivity agreement; or

•
our advisory agreement with Ashford Advisor is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

We may terminate the exclusivity rights granted to Remington if:

•
Remington fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Internal Revenue Code and for that reason, we terminate the master management agreement with Remington;

•
Remington is no longer “controlled” by Mr. Monty Bennett or his father Mr. Archie Bennett, Jr. or their respective family partnership or trusts, the sole members of which are at all times lineal descendants of Mr. Archie Bennett, Jr. or Mr. Monty Bennett (including step children) and spouses;

•
we experience a change in control and terminate the master management agreement between us and Remington and have paid a termination fee equal to the greater of (a) the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine, or (b) the product of (i) 65% of the project management fees and market services fees estimated to be payable to Remington with respect to the applicable hotel pursuant to the then current capital improvement budget (but in no event less than the aggregate project management fees and market service fees, for the preceding full fiscal year) and (ii) nine;

•	the Remington parties terminate our exclusivity rights pursuant to the terms of the mutual exclusivity agreement; or

•
our advisory agreement with Ashford Advisor is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

Assignment. The mutual exclusivity agreement may not be assigned by any of the parties to the agreement without the prior written consent of the other parties, provided that Remington can assign its interest in the mutual exclusivity agreement, without the written consent of the other parties, to a “manager affiliate entity” as that term is defined in the agreement, so long as such affiliate qualifies as an “eligible independent contractor” at the time of such transfer.
Relationship with Management Agreement. The rights provided to us and to Remington in the mutual exclusivity agreement may be terminated if the master management agreement between us and Remington terminates in its entirety because of an event of default as to all of the then-managed properties. A termination of Remington’s management rights with respect to one or more hotels (but not all hotels) does not terminate the mutual exclusivity agreement. A termination of the mutual exclusivity agreement does not terminate any management agreement either in part or in whole, and the management agreements would continue in accordance with their terms as to the hotels covered, despite a termination of the mutual exclusivity agreement.
Licensing Agreement
Upon completion of the spin-off, we entered into a licensing agreement with Ashford Trust pursuant to which Ashford Trust has granted us a non-exclusive, perpetual, royalty-free license to use certain trademarks associated with the “Ashford Hospitality Prime, Inc.” name. The license agreement terminates immediately if we end our advisory relationship with Ashford Advisor or one of its affiliates.
Regulation
General
Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our hotels must comply with applicable provisions of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such hotels are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.
Environmental Matters
Under various laws relating to the protection of the environment, a current or previous owner or operator (including tenants) of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property and may be required to investigate and clean up such contamination at that property or emanating from that property. These costs could be substantial and liability under these laws may attach without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants, and the liability may be joint and several. The presence of contamination or the failure to remediate contamination at our hotels may expose us to third-party liability or materially and adversely affect our ability to sell, lease or develop the real estate or to incur debt using the real estate as collateral.
Our hotels are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew and waste management. Our hotels incur costs to comply with these laws and regulations and could be subject to fines and penalties for non-compliance.
Some of our hotels may contain or develop harmful mold or suffer from other adverse conditions, which could lead to liability for adverse health effects and costs of remediation. The presence of significant mold or other airborne contaminants at any of our hotels could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected hotel or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from guests or employees at our hotels and others if property damage or health concerns arise.
Insurance
We carry comprehensive general liability, fire, extended coverage, business interruption, rental loss coverage and umbrella liability coverage on all of our hotels and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of rental income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the opinion of our management, our hotels are adequately insured.
Competition
The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels. We believe that hotels, such as our hotels that are affiliated with leading national brands, such as the Marriott or Hilton brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and rooms revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
Our principal competitors include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates.
We face competition for the acquisition of hotels from institutional pension funds, private equity funds, REITs, hotel companies and others who are engaged in the acquisition of hotels. Some of these competitors have substantially greater financial and operational resources and access to capital than we have and may have greater knowledge of the markets in which we seek to invest. This competition may reduce the number of suitable investment opportunities offered to us and decrease the attractiveness of the terms on which we may acquire our targeted hotel investments, including the cost thereof.

Employees
We have no employees. Our appointed officers are provided by Ashford Advisor. Services which would otherwise be provided by employees are provided by Ashford Advisor and by our executive officers. Ashford Advisor has approximately 83 full time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our external advisory agreement.
Seasonality
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
Access to Reports and Other Information
We maintain a website at www.ahpreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
All reports filed with the Securities and Exchange Commission (“SEC”) may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC 20549-1090. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
Risks Related to Our Business and Properties
Our business is significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
Our hotels are located in the Washington DC, San Francisco, San Diego, Seattle, Dallas, Philadelphia, Tampa, Chicago and Key West metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.
Our investments are concentrated in the hotel industry, and our business would be adversely affected by an economic downturn in that sector.
All of our investments are concentrated in the hotel industry. This concentration may expose us to the risk of economic downturns in the hotel real estate sector to a greater extent than if our properties were more diversified across other sectors of the real estate industry.
The financial crisis and general economic slowdown, which began in late 2007, harmed the operating performance of the hotel industry generally. If these or similar events recur, our business may be harmed by declines in occupancy, average daily room rates and/or other operating revenues.
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. GDP. We invest in hotels that are classified as luxury, upper-upscale and upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that luxury, upper-upscale and upscale hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our business, operating results and prospects.
We face risks related to changes in the global economic and political environment, including capital and credit markets.
Our business may be harmed by global economic conditions, which recently have been volatile. Political crises in individual countries or regions, including sovereign risk related to a deterioration in the creditworthiness of or a default by local governments, has contributed to this volatility. If the global economy experiences continued volatility or significant disruptions, such disruptions or volatility could hurt the U.S. economy and our business. More specifically, in addition to experiencing reduced demand for business and leisure travel because of a slow-down in the general economy, we could be harmed by disruptions resulting from tighter credit markets or by illiquidity resulting from an inability to access credit markets to obtain cash to support operations or make distributions to our stockholders as a result of global or international developments.
Failure of the hotel industry to exhibit sustained improvement or to improve as expected may adversely affect us.
A substantial part of our business plan is based on our belief that the lodging markets in which we invest will experience improving economic fundamentals in the future, despite the fact that fundamentals have already substantially improved over the last several years. In particular, our business strategy is dependent on our expectation that key industry performance indicators, especially RevPAR, will continue to improve. However, hotel industry fundamentals may not continue to improve and could deteriorate. In the event conditions in the industry do not sustain improvement or improve as we expect, or deteriorate, we may be adversely affected.
We invest in the luxury, upper-upscale and upscale segments of the lodging market, which are highly competitive and generally subject to greater volatility than most other market segments and could negatively affect our profitability.
The luxury, upper-upscale and upscale segments of the hotel business are highly competitive. Our hotel properties compete on the basis of location, room rates, quality, amenities, service levels, reputation and reservations systems, among many factors. There are many competitors in the luxury, upper-upscale and upscale segments, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and rooms revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, our profitability may be negatively affected by the relatively high fixed costs of operating luxury, upper-upscale and upscale hotels. If our hotels cannot compete effectively for guests, they will earn less revenue, which would result in lower cash available for us to meet debt service obligations, operating expenses, and make requisite distributions to stockholders.
Because we depend upon Ashford Advisor and its affiliates to conduct our operations, any adverse changes in the financial condition of Ashford Advisor or its affiliates or our relationship with them could hinder our operating performance.
We depend on Ashford Advisor to manage our assets and operations. Any adverse changes in the financial condition of Ashford Advisor or its affiliates or our relationship with Ashford Advisor could hinder its ability to manage us successfully.
We depend on Ashford Advisor’s key personnel with long-standing business relationships. The loss of Ashford Advisor’s key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of Ashford Advisor’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Douglas A. Kessler, David A. Brooks, David J. Kimichik, Jeremy Welter, Mark L. Nunneley, Deric Eubanks and J. Robison Hays III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford Advisor’s management team could harm our business and our prospects.
The amount of fees and incentives paid to Ashford Advisor may exceed the average of internalized expenses of our industry peers and the fees and incentives paid by other externally managed REITs to their advisors.
Pursuant to the advisory agreement between us and Ashford Advisor, we pay Ashford Advisor a quarterly base fee as well as an annual incentive fee based on total shareholder return versus our peer group. Because a portion of such fees are contingent on our performance, the fees we pay to Ashford Advisor may fluctuate over time. In addition, the amount of the base fee is based on our total enterprise value, including the aggregate principal amount of our consolidated indebtedness; and therefore, the fee increases as our indebtedness increases. The base advisory fees paid by many other externally managed REITs are based on measures other than total enterprise value. We did not conduct arm’s-length negotiations of the terms of our advisory agreement, which we entered into in connection with the spin-off. The fees payable under our advisory agreement may not be as favorable to us as if they had been negotiated on an arm’s-length basis with unaffiliated third parties. As a result, and due to the structure of our base fee and incentive fee arrangements with Ashford Advisor, there may be times when the total amount of fees and incentives paid to Ashford Advisor exceeds the average of internalized expenses of our industry peers and the fees and incentives paid by other externally managed REITs to their advisors.
We have no prior operating history, and the prior performance of Ashford Trust is not indicative of our future performance.
We have no operating history prior to November 19, 2013, the date the spin-off was completed. The performance of Ashford Trust or other real estate programs operated by Ashford Advisor should not be relied on to predict our future performance. The historical results of Ashford Trust are not indicative of our future results or market prices of our common stock. There are significant differences between Ashford Trust and us, and our financial condition and results of operations could vary significantly for the following reasons, among others:

•	Ashford Trust did not contribute all of the hotels and other assets it owns to us.

•	Our investment, financing and other strategies differ from those of Ashford Trust.
The operating performance of the hotels Ashford Trust contributed to us may decline and could adversely affect us. As described elsewhere in this Annual Report on Form 10-K, our future results are subject to many uncertainties and other factors that could cause our financial condition and results of operations to be materially different than that of Ashford Trust.
Our business strategy depends on acquiring additional hotels on attractive terms and the failure to do so or to otherwise manage our planned growth successfully may adversely affect our business and operating results.
We intend to acquire additional hotels in the future. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and greater access to debt and equity capital than we have. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan. As a result of such competition, we may be unable to acquire hotels that we deem attractive at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. In addition, we expect to finance future acquisitions through a combination of borrowings under our secured revolving credit facility, the use of retained cash flows, property-level debt, and offerings of equity and debt securities, which may result in additional leverage or dilution to our stockholders. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.
In addition, we expect to compete to sell hotel properties. Availability of capital, the number of hotels available for sale and market conditions, all affect prices. We may not be able to sell hotel assets at our targeted price.
There is no guarantee that Ashford Trust will sell us any of the properties that are subject to the right of first offer agreement or the Crystal Gateway Marriott hotel option agreement.
We may not be able to acquire any of the properties that are subject to the right of first offer agreement, either because Ashford Trust does not elect to sell such properties or we are not in a position to acquire the properties when Ashford Trust elects to sell. Further, if we materially change our investment guidelines without the express consent of Ashford Advisor, no hotels acquired by Ashford Trust after the date of such change will be subject to the right of first offer. Also, if we exercise our option to purchase the Crystal Gateway Marriott hotel, Ashford Trust can terminate the Crystal Gateway Marriott hotel option agreement if the value of the common units in our operating partnership payable in connection with such exercise (measured by the value of our common stock) decreases by more than 20% between the option exercise date and the closing date.
We may be unable to successfully integrate and operate acquired properties, which may have a material adverse effect on our business and operating results.
Even if we are able to make acquisitions on favorable terms, we may not be able to successfully integrate and operate them. We may be required to invest significant capital and resources after an acquisition to maintain or grow the properties that we acquire. In addition, we may need to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to integrate and manage successfully any future acquisitions of additional assets. These and other integration efforts may disrupt our operations, divert Ashford Advisor’s attention away from day-to-day operations and cause us to incur unanticipated costs. The difficulties of integration may be increased by the necessity of coordinating operations in geographically dispersed locations. Our failure to integrate successfully any acquisitions into our portfolio could have a material adverse effect on our business and operating results. Further, acquired properties may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.
Because our board of directors and Ashford Advisor have broad discretion to make future investments, we may make investments that result in returns that are substantially below expectations or in net operating losses. In addition, our investment policies may be revised from time to time at the discretion of our board of directors, without a vote of our stockholders. Such discretion could result in investments with yield returns inconsistent with stockholders’ expectations.
We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from Ashford Trust.
We may not be able to achieve the full strategic and financial benefits that we expect will result from the spin-off or our realization of such benefits may be delayed or may not occur at all. For example, analysts and investors may not place a greater value on our company as a stand-alone REIT than on our businesses being a part of Ashford Trust.
Our joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on a co-venturer’s financial condition and disputes between us and our co-venturers.
We own interests in two hotels through a joint venture and we do not have sole decision-making authority regarding these two properties. In addition, we may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring controlling or non-controlling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. We may not be in a position to exercise sole decision-making authority regarding any future properties that we may hold in a partnership or joint venture. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, suffer a deterioration in their financial condition or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, budgets, or financing, because neither we nor the partner or co-venturer have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
Hotel franchise or license requirements or the loss of a franchise could adversely affect us.
We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain these standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. Franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. A franchisor could condition the continuation of a franchise based on the completion of capital improvements that Ashford Advisor or our board of directors determines is not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel or other circumstances. In that event, Ashford Advisor or our board of directors may elect to allow the franchise to lapse or be terminated, which could result in a termination charge as well as a change in brand franchising or operation of the hotel as an independent hotel. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise.
The loss of a franchise could have a material adverse effect on the operations and/or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. Any such material adverse effect on one or more of our hotels may, in turn, have a material adverse effect on our business and operating results.
Our reliance on third-party property managers, including Remington, to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries in which the REIT can own up to a 100% interest. A taxable REIT subsidiary (“TRS”) pays corporate-level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC). Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly.
We are parties to hotel management agreements under which unaffiliated third-party property managers manage our hotels. We have also entered into a mutual exclusivity agreement with Remington contemplating Remington’s management of hotels we acquire in the future, pursuant to which Remington currently manages the Pier House Resort. We do not supervise any of the property managers or their respective personnel on a day-to-day basis. Without such supervision, our property managers may not manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel franchise agreements, be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management obligations to us. If any of these events occur, our relationships with any franchisors may be damaged, we may be in breach of our franchise agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
Our management agreements could adversely affect our ability to sell or finance our hotel properties.
Our management agreements do not allow us to replace hotel managers on relatively short notice or with limited cost and also contain other restrictive covenants. We may enter into additional such agreements or acquire properties subject to such agreements in the future. For example, the terms of a management agreement may restrict our ability to sell a property unless the purchaser is not a competitor of the manager, assumes the management agreement and meets other conditions. Also, the terms of a long-term management agreement encumbering our property may reduce the value of the property. When we enter into or acquire properties subject to any such management agreements, we may be precluded from taking actions that we believe to be in our best interest and could incur substantial expense as a result.
Eight of our hotels currently operate under Marriott or Hilton brands; therefore, we are subject to risks associated with concentrating our portfolio in just two brand families.
Eight of our ten hotels utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton--branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
If we cannot obtain additional capital, our growth will be limited.
We are required to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains, each year to qualify and maintain our qualification as a REIT. As a result, our retained earnings available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development, which is an important strategy for us, will be limited if we cannot obtain additional financing or equity capital. Market conditions may make it difficult to obtain financing or equity capital, and we may not be able to obtain additional debt or equity financing or obtain it on favorable terms.
Two of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Two of our hotels are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those two hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. We may not be able to renew any ground lease upon its expiration. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects.
We will not recognize any increase in the value of the land or improvements subject to our ground leases and may only receive a portion of compensation paid in any eminent domain proceeding with respect to the hotel.
Unless we purchase a fee interest in the land and improvements subject to our ground leases, we will not have any economic interest in the land or improvements at the expiration of our ground leases. As a result, we will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel. Furthermore, if the state or federal government seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure.
Tax indemnification obligations that will apply if we exercise our option to acquire the Crystal Gateway Marriott hotel and then dispose of such hotel or reduce the debt encumbering such hotel below a specified threshold could limit our operating flexibility.
If we exercise our option to acquire the Crystal Gateway Marriott hotel and then dispose of it in a taxable transaction or reduce the debt secured by that hotel below $43.3 million prior to July 13, 2016, Ashford Trust OP will be obligated to pay certain tax liabilities of the partners of the entity that originally contributed the hotel to Ashford Trust OP, under an existing tax reporting and protection agreement. Pursuant to the terms of the Crystal Gateway option agreement, if we acquire the Crystal Gateway Marriott we will be required to indemnify Ashford Trust OP for any such tax liabilities that it is required to pay because of our actions.
The potential tax liability generally consists of the aggregate federal, state and local income tax liability incurred by the partners of the original contributor to Ashford Trust (using an assumed combined federal, state and local income tax rate at the then-highest applicable marginal rate for such contributor) with respect to the gain allocated to the contributor under Section 704(c) of the Internal Revenue Code . The terms of the original agreement, and accordingly the terms of our indemnification agreement with Ashford Trust OP, require the payment of a gross up of the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. While the tax indemnity obligations will not contractually limit our ability to conduct our business in the way we desire, if we elect to acquire the Crystal Gateway Marriott, we are less likely to dispose of it in a taxable transaction during the indemnity period. Instead, we would either hold the property for the remainder of the indemnity period or seek to transfer the property in a tax-deferred like-kind exchange. In addition, a condemnation of the property could trigger our tax indemnification obligations.
If we were to acquire the Crystal Gateway Marriott and then immediately dispose of it in a taxable transaction, our estimated total tax indemnification obligation to Ashford Trust OP, including the gross-up payment, would be approximately $35 million.
The expansion of our business into new markets outside of the United States will expose us to risks relating to owning hotels in those international markets.
As part of our business strategy, we may acquire hotels that meet our investment criteria and are located in international gateway markets. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include risks related to:

•	foreign employment laws and practices, which may increase the reimbursable costs incurred under our advisory agreement associated with international employees;

•
foreign tax laws, which may provide for income or other taxes or tax rates that exceed those of the U.S. and which may provide that foreign earnings that are repatriated, directly or indirectly, are subject to dividend withholding tax requirements or other restrictions;

•	compliance with and unexpected changes in regulatory requirements or monetary policy;

•	the willingness of domestic or international lenders to provide financing and changes in the availability, cost and terms of such financing;

•	adverse changes in local, political, economic and market conditions;

•	increased costs of insurance coverage related to terrorist events;

•	changes in interest rates and/or currency exchange rates;

•	regulations regarding the incurrence of debt; and

•	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.
Any of these factors could affect adversely our ability to obtain all of the intended benefits of expanding internationally. If we do not effectively manage this expansion and successfully integrate the international hotels into our organization, our operating results and financial condition may be adversely affected.
Compliance with international laws and regulations may require us to incur substantial costs.
The operations of our international properties, if any, will be subject to a variety of U.S. and international laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”). Before we invest in international markets, we will adopt policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, but we may not continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international properties might be subject and the manner in which existing laws might be administered or interpreted.
Exchange rate fluctuations could affect adversely our financial results.
If we acquire hotels or conduct operations in an international jurisdiction, currency exchange rate fluctuations could adversely affect our results of operations and financial position. If we have international operations, a portion of our revenue and expenses could be generated in foreign currencies such as the Euro, the Canadian dollar and the British pound sterling. Any steps we take to reduce our exposure to fluctuations in the value of foreign currencies, such as entering into foreign exchange agreements or currency exchange hedging arrangements will not eliminate such risk entirely. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts into U.S. dollars can result in an increase or decrease in the amount of our revenues or earnings.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
Upon the completion of the spin-off, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In April 2012, the Jump Start Our Business Startups Act (the “JOBS Act”) was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to:

•	provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•	comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act;

•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise;

•	provide certain disclosure regarding executive compensation; or

•	hold stockholder advisory votes on executive compensation.
We are subject to financial reporting and other requirements for which the accounting, internal audit and other management systems and resources of our company and Ashford Advisor may not be adequately prepared and we may not be able to accurately report our financial results.
Following the spin-off, we became subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404(a) requires annual management assessments of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on the management, administrative, operational, internal audit and accounting resources of our company and those of Ashford Advisor and may cause us to incur significant expenses. We and/or Ashford Advisor may need to upgrade these systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand the internal audit function; and hire additional accounting, internal audit and finance staff. If we and/or Ashford Advisor, as applicable, are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
For as long as we are an “emerging growth company” under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.
Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with accounting standards that are newly issued or revised after April 5, 2012, our common stock may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. Without access to additional capital, we may not be able to expand our business or take other actions we determine to be in our best interests. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.
We are increasingly dependent on information technology, and potential cyber attacks, security problems or other disruption and expanding social media vehicles present new risks.
Ashford Advisor and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Ashford Advisor and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford Advisor relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Ashford Advisor’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption or leakage of information from Ashford Advisor’s or hotel managers’ systems could harm our reputation and business.
In addition, the use of social media could cause us to suffer brand damage or information leakage. Negative posts or comments about us, our hotel managers or our hotels on any social networking website could damage our or our hotels’ reputations. In addition, employees or others might disclose non-public sensitive information relating to our business through external media channels. The continuing evolution of social media will present us with new challenges and risks.
Changes in laws, regulations, or policies may adversely affect our business.
The laws and regulations governing our business or the regulatory or enforcement environment at the federal level or in any of the states in which we operate may change at any time and may have an adverse effect on our business. For example, the Patient Protection and Affordable Care Act of 2010, as it is phased in over time, will significantly affect the administration of health care services and could significantly impact our hotel managers’ cost of providing employees with health care insurance. We are unable to predict how this or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. Applicable laws or regulations may be amended or construed differently and new laws and regulations may be adopted, either of which could materially adversely affect our business, financial condition, or results of operations.

We may from time to time be subject to litigation, which could have a material adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.
We may from time to time be subject to litigation. Some of these claims may result in defense costs, settlements, fines or judgments against us, some of which may not be covered by insurance. Payment of any such costs, settlements, fines or judgments that are not insured could have a material adverse impact on our financial position and results of operations. Negative publicity regarding claims or judgments made against us or involving our hotels may damage our, or our hotels’, reputations. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.
Risks Related to our Debt Financing
Increases in interest rates could increase our debt payments.
As of March 1, 2014, we had approximately $769.7 million of outstanding indebtedness, including approximately $346.4 million of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt as well as any future fixed rate debt we may incur at higher interest rates, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately below under “-We may be unable to make required payments on our debt, and our charter and bylaws do not limit the amount of debt we may incur.”
We may be unable to make required payments on our debt, and our charter and bylaws do not limit the amount of debt we may incur.
Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing, including the risk that we may not be able to meet our debt service obligations or refinance our debt as it becomes due. We may not be able to refinance any maturing indebtedness, and any such refinancing may not be on terms as favorable as the terms of the maturing indebtedness. In addition, we may not be able to obtain funds by selling assets or raising equity to repay maturing indebtedness. We may not achieve our targeted low-leverage capital structure and limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding preferred equity, less cash, cash equivalents and marketable securities, to not more than 5.0x EBITDA, for the 12-month period preceding the incurrence of such debt or the issuance of such preferred equity, for a substantial period of time.
If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on the foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders of that income.
Our future indebtedness may be cross-collateralized and, consequently, a default on any such indebtedness could cause us to lose part or all of our investment in multiple properties.
Under the advisory agreement, Ashford Advisor is entitled to receive a quarterly base fee from us that is based on our total enterprise value. This fee increases as the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt) increases. As a result, any increase in our consolidated indebtedness will also increase the fees we pay to Ashford Advisor. The structure of this fee may incentivize Ashford Advisor to increase our indebtedness when it is not in the best interest of our stockholders to do so.
In addition, changes in economic conditions, our financial condition or operating results or prospects could:

•	result in higher interest rates on our variable-rate debt,

•	reduce the availability of debt financing generally or debt financing at favorable rates,

•	reduce cash available for distribution to stockholders, or

•	increase the risk that we could be forced to liquidate assets to repay debt.

Covenants, “cash trap” provisions or other terms in our mortgage loans and our secured revolving credit facility, as well as any future credit facility, could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
Some of our loan agreements and our secured revolving credit facility contain financial and other covenants. If we violate covenants in any debt agreements, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may also prohibit us from borrowing unused amounts under our lines of credit, even if repayment of some or all the borrowings is not required. In addition, financial covenants under our current or future debt obligations could impair our planned business strategies by limiting our ability to borrow beyond certain amounts or for certain purposes.
Some of our loan agreements also contain cash trap provisions that are triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured performance issues. This could affect our liquidity and our ability to make distributions to our stockholders. If we are not able to make distributions to our stockholders, we may not qualify as a REIT.
Our hedging strategies may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on an investment in our company.
We use various derivative financial instruments to protect us against interest rate risks. The use of derivative financial instruments to hedge against such risk involves numerous uncertainties, such as the risk that the counterparties fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. Our hedging strategy and the derivatives that we use may not adequately offset the risk of interest rate volatility and our hedging transactions could result in losses that may reduce the overall return on our stockholders’ investment in our company.
Risks Related to Conflicts of Interest
Our separation and distribution agreement, our advisory agreement, the mutual exclusivity agreement, the master management agreement and other agreements entered into in connection with the spin-off were not negotiated on an arms-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford Advisor.
Because our officers and two of our directors are also key employees of Ashford Advisor or its affiliates and have ownership interests in Ashford Trust, our separation and distribution agreement, our advisory agreement, mutual exclusivity agreement and other agreements entered into in connection with the spin-off were not negotiated on an arms-length basis, and we did not have the benefit of arms-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as the terms under an arms-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Advisor and Remington.
Termination by us of our advisory agreement with Ashford Advisor without cause would be difficult and costly.
The initial term of our advisory agreement with Ashford Advisor ends on November 19, 2018, and will be extended automatically for one-year renewal terms on each anniversary date thereafter unless previously terminated. Our board will review Ashford Advisor’s performance and fees annually and, following the five-year initial term the advisory agreement may be terminated by us with 180 days’ prior notice upon the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either: (1) there has been unsatisfactory performance by Ashford Advisor that is materially detrimental to us and our subsidiaries taken as a whole, or (2) the base fee and/or incentive fee is not fair (and Ashford Advisor does not offer to negotiate a lower fee that two-thirds of our independent directors determine is fair).

If we terminate the advisory agreement, Ashford Advisor will be paid a termination fee equal to three times the sum of the average annual base and incentive fees for the 24-month period immediately preceding the termination. Additionally, if a change of control transaction is conditioned upon the termination of the advisory agreement, we will have the right to terminate the advisory agreement upon the payment of a termination fee equal to either:

•
if Ashford Advisor’s common stock is not publicly traded, 14 times the earnings of Ashford Advisor attributable to our advisory agreement less costs and expenses (the “net earnings”) for the 12 months preceding termination of the advisory agreement; or

•
if at the time of the termination notice, Ashford Advisor’s common stock is publicly traded separate from the common stock of Ashford Trust, 1.1 multiplied by the greater of (i) 12 times the net earnings of Ashford Advisor for the 12 months preceding the termination of the advisory agreement or (ii) the earnings multiple (based on net earnings after taxes) for Ashford Advisor’s common stock for the 12 months preceding the termination of the advisory agreement multiplied by the net earnings of Ashford Advisor for the same 12 month period; or (iii) the simple average of the earnings multiples (based on net earnings after taxes) for Ashford Advisor’s common stock for each of the three fiscal years preceding the termination of the advisory agreement, multiplied by the net earnings of Ashford Advisor for the 12 months preceding the termination of the advisory agreement;

plus, in either case, a gross-up amount for assumed federal and state tax liability, based on an assumed tax rate of 40%. Any such termination fee will be payable on or before the termination date. The obligation to pay this termination fee increases the cost to us of terminating our advisory agreement, which adversely affects our ability to terminate Ashford Advisor without cause.
Ashford Advisor is owned by Ashford Trust and may be able to direct attractive investment opportunities to Ashford Trust and away from us.
Ashford Advisor is a subsidiary of Ashford Trust, a publicly-traded hotel REIT, with investment objectives that are similar to ours. So long as Ashford Advisor is our external advisor, our governing documents require us to include two persons designated by Ashford Advisor as candidates for election as director at any stockholder meeting at which directors are to be elected. Each of our executive officers and two of our directors also serve as key employees and as officers of Ashford Advisor and Ashford Trust. Furthermore, Mr. Monty J. Bennett, our chief executive officer and chairman, is also the chief executive officer and chairman of Ashford Trust. Our advisory agreement requires Ashford Advisor to present investments that satisfy our investment guidelines to us before presenting them to Ashford Trust or any future client of Ashford Advisor. Our board may modify or supplement our investment guidelines from time to time so long as we do not change our investment guidelines in such a way as to be directly competitive with all or any portion of Ashford Trust’s investment guidelines as of the date of the advisory agreement. If we materially change our investment guidelines without the express consent of Ashford Advisor, then Ashford Advisor will not have an obligation to present investment opportunities and instead Ashford Advisor will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as Ashford Advisor deems relevant, in its discretion, subject to any then existing obligations of Ashford Advisor to such other entities. However, some portfolio investment opportunities may include hotels that satisfy our investment objectives as well as hotels that satisfy the investment objectives of Ashford Trust or other entities advised by Ashford Advisor. If the portfolio cannot be equitably divided, Ashford Advisor will necessarily have to make a determination as to which entity will be presented with the opportunity. In such a circumstance, our advisory agreement requires Ashford Advisor to allocate portfolio investment opportunities between us and Ashford Trust or other entities advised by Ashford Advisor in a fair and equitable manner, consistent with our, Ashford Trust’s and such other entities’ investment objectives. In making this determination, Ashford Advisor, using substantial discretion, is required to consider the investment strategy and guidelines of each entity with respect to acquisition of properties, portfolio concentrations, tax consequences, regulatory restrictions, liquidity requirements, leverage and other factors deemed appropriate. In making the allocation determination, Ashford Advisor has no obligation to make any such investment opportunity available to us. Ashford Advisor and Ashford Trust have agreed that any new investment opportunities that satisfy our investment guidelines will be presented to our board of directors; however, our board will have only ten business days to make a determination with respect to such opportunity prior to it being available to Ashford Trust. The above mentioned dual responsibilities may create conflicts of interest for our officers that could result in decisions or allocations of investments that may benefit Ashford Trust more than they benefit our company, and Ashford Trust may compete with us with respect to certain investments that we may want to acquire.
Ashford Advisor and its key employees, who are our executive officers, face competing demands relating to their time and this may adversely affect our operations.
We rely on Ashford Advisor and its employees for the day-to-day operation of our business. Ashford Advisor is owned by Ashford Trust, and each of the key employees of Ashford Advisor are executive officers of Ashford Trust. Because Ashford Advisor’s key employees have duties to Ashford Trust as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company and Ashford Trust. Ashford Advisor may also manage other entities in the future. During turbulent market conditions or other times when we need focused support and assistance from Ashford Advisor, other entities for which Ashford Advisor also acts as an external advisor or Ashford Trust may likewise require greater focus and attention, placing competing high levels of demand on the limited time and resources of Ashford Advisor’s key employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
We must pay a minimum advisory fee to Ashford Advisor regardless of our performance.
Ashford Advisor is entitled to receive a quarterly base fee from us that is based on our total enterprise value (as defined in our advisory agreement), regardless of the performance of our portfolio. Ashford Advisor’s entitlement to nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.
Conflicts of interest with Remington could result in our hotel-level management acting other than in our stockholders’ best interest.
Remington currently manages the Pier House Resort, and we expect Remington will manage certain of the hotels we acquire in the future. Conflicts of interest in general and specifically relating to Remington may lead to management decisions that are not in our stockholders’ best interest. Our chief executive officer and chairman, Mr. Monty J. Bennett, serves as the chief executive officer of Remington. Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington.
We entered into a mutual exclusivity agreement and a master management agreement with Remington. To the extent we have the right or control the right to direct such matters, the exclusivity agreement requires us to engage Remington to provide certain project management and development services for our properties and to engage Remington to provide, under the master management agreement, property management, project management and development services for all future properties that we acquire, unless our independent directors either (i) unanimously vote not to hire Remington, or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better. As one of the two beneficial owners of Remington, which would receive any property management, project management, development and termination fees payable by us under the master management agreement, Mr. Monty J. Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interest of our stockholders to do so.
Mr. Monty J. Bennett’s ownership interests in and management obligations to Remington present him with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington, and his management obligations to Remington reduce the time and effort he spends managing our company. Our board of directors has adopted a policy that requires all material approvals, actions or decisions which we have the right to make under the master management agreement with Remington be approved by a majority or, in certain circumstances, all, of our independent directors. However, given the authority and/or operational latitude provided to Remington under the master management agreement, Mr. Monty J. Bennett, as the chief executive officer of Remington, could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with his obligations to us under the master management agreement or our obligations under the applicable franchise agreements.
Remington’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington for future properties.
Under our master management agreement with Remington, we have the right to terminate Remington based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington, its competitive set consists of a small group of hotels in the relevant market that we and Remington believe are comparable for purposes of benchmarking the performance of such hotel. Remington has significant influence over the determination of the competitive set for any of our hotels that it manages. Remington could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington-managed hotel, thereby making it more difficult for us to elect not to use Remington for future hotel management.

Remington may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our mutual exclusivity agreement with Remington, if investment opportunities that satisfy our investment criteria are identified by Remington or its affiliates, Remington will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington, on materially the same terms and conditions as offered to us. If we reject such an investment opportunity, either Ashford Trust or Remington could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, our chief executive officer and chairman, in his capacity as chairman and chief executive officer of Ashford Trust or as chief executive officer of Remington could be in a position of directly competing with us, and Remington may compete with us with respect to certain investments that we may want to acquire.
Our fiduciary duties as the general partner of our operating partnership could create conflicts of interest, which may impede business decisions that could benefit our stockholders.
As the general partner of our operating partnership, we have fiduciary duties to the other limited partners in our operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed that, in the event of a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as general partner of our operating partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. In addition, persons holding common units have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.
In addition, conflicts may arise when the interests of our stockholders and the limited partners of our operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. Tax consequences to holders of common units upon a sale or refinancing of our properties may cause the interests of Ashford Trust or the key employees of Ashford Advisor (who are executive officers of Ashford Trust and have ownership interests in Ashford Trust) to differ from our stockholders. As a result of unrealized built-in gain attributable to contributed property at the time of contribution, some holders of common units, including Ashford Trust, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, Ashford Advisor, which is owned by Ashford Trust, may cause us to sell, not sell or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our activities.
We have adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities which requires the approval of a majority of our disinterested directors to approve any transaction, agreement or relationship in which any of our directors or officers, Ashford Advisor or its employees or Ashford Trust has an interest. This policy may not be adequate to address all of the conflicts that may arise. In addition, it may not address such conflicts in a manner that is favorable to us.
Risks Related to Hotel Investments
We are subject to general risks associated with operating hotels.
We own hotel properties, which have different economic characteristics than many other real estate assets and a hotel REIT is structured differently than many other types of REITs. A typical office property, for example, has long-term leases with third-party tenants, which provides a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each of our hotels to change every day, and results in earnings that can be highly volatile.

In addition, our hotels are subject to various operating risks common to the hotel industry, many of which are beyond our control, including, among others, the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which results in increased supply and adversely affects occupancy and revenues at our hotels;

•	dependence on business and commercial travelers and tourism;

•	increases in operating costs due to inflation, increased energy costs and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	increases in assessed property taxes from changes in valuation or real estate tax rates;

•	increases in the cost of property insurance;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance;

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•
adverse effects of international, national, regional and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.
These factors could adversely affect our hotel revenues and expenses, which in turn could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.
We may have to make significant capital expenditures to maintain our hotel properties, and any development activities we undertake may be more costly than we anticipate.
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures, and equipment. Managers or franchisors of our hotels also require that we make periodic capital improvements pursuant to our management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotels. Hotel renovation and development involves substantial risks, including:

•	construction cost overruns and delays;

•	the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;

•	the cost of funding renovations or developments and inability to obtain financing on attractive terms;

•	the return on our investment in these capital improvements or developments failing to meet expectations;

•	inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	loss of substantial investment in a development project if a project is abandoned before completion;

•	environmental problems; and

•	disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.
If we have insufficient cash flow from operations to fund needed capital expenditures, then we will need to borrow, sell assets or sell additional equity securities to fund future capital improvements.
The hotel business is seasonal, which affects our results of operations from quarter to quarter.
The hotel industry is seasonal in nature. This seasonality can cause quarterly fluctuations in our financial condition and operating results, including in the amount available for distributions on our common stock. Our quarterly operating results may be adversely affected by factors outside our control, including weather conditions and poor economic factors in certain markets in which we operate. Our cash flows may not be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to reduce distributions or enter into short-term borrowings in certain quarters in order to make distributions to our stockholders. Such borrowings may not be available on favorable terms, if at all.
The cyclical nature of the lodging industry may cause fluctuations in our operating performance, which could have a material adverse effect on our business and operating results.
The lodging industry historically has been highly cyclical in nature. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. An adverse change in lodging fundamentals could result in returns that are substantially below our expectations or result in losses, which could have a material adverse effect on our business and operating results.
Many of our real estate-related costs are fixed, and will not decrease even if revenue from our hotels decreases.
Many costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced even when a hotel is not fully occupied, room rates decrease or other circumstances cause a reduction in revenues. In addition, newly acquired or renovated hotels may not produce the revenues we anticipate immediately, or at all, and the hotel’s operating cash flow may be insufficient to pay the operating expenses and debt service associated with these new hotels. If we are unable to offset real estate costs with sufficient revenues across our portfolio, our operating results and our ability to make distributions to our stockholders may be adversely affected.
The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability.
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Travelocity.com, Expedia.com and Priceline.com. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. If the amount of sales made through Internet intermediaries increases significantly and results in a decrease in consumer loyalty to the brands under which our hotels are franchised, our rooms revenues may be lower than expected, and our profitability may be adversely affected.
Our revenues and profitability may be adversely affected by increased use of business-related technology, which may reduce the need for business-related travel.
The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease and our revenues, profitability and ability to make distributions to our stockholders may be adversely affected.
Future terrorist attacks or changes in terror alert levels could materially and adversely affect our business.
Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries since 2001, often disproportionately to the effect on the overall economy. The extent of the impact that actual or threatened terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined, but any such attacks or the threat of such attacks could have a material adverse effect on travel and hotel demand, our ability to finance our business and our ability to insure our hotels. Any of these events could materially and adversely affect our business, our operating results and our prospects.
We are subject to risks associated with the employment of hotel personnel, particularly with respect to hotels that employ unionized labor.
Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly with respect to hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these disputes.
Risks Related to the Real Estate Industry
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotel properties and harm our financial condition.
Because real estate investments are relatively illiquid, our ability to sell promptly one or more hotel properties for reasonable prices in response to changing economic, financial, and investment conditions is limited.
The real estate market is affected by many factors that are beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost, and terms of debt financing;

•
changes in governmental laws and regulations, fiscal policies, and zoning and other ordinances, and the related costs of compliance with laws and regulations, fiscal policies and zoning and other ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of war or terrorism, and acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured and underinsured losses.
We may decide to sell hotel properties in the future. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.
We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements. In addition, when we acquire a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These and other factors could impede our ability to respond to adverse changes in the performance of our hotel properties or a need for liquidity.
Increases in property taxes would increase our operating costs, reduce our income and adversely affect our ability to make distributions to our stockholders.
Each of our hotel properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to our stockholders could be materially and adversely affected and the market price of our common stock could decline.
The costs of compliance with or liabilities under environmental laws may harm our operating results.
Operating expenses at our hotels could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, our hotel properties may be subject to environmental liabilities. An owner or operator of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination.
There may be environmental problems associated with our hotel properties of which we are unaware. Some of our hotel properties use, or may have used in the past, underground tanks for the storage of petroleum-based or waste products that could create a potential for release of hazardous substances. If environmental contamination exists on a hotel property, we could become subject to strict, joint and several liabilities for the contamination if we own the property.
The discovery of material environmental liabilities at our properties could subject us to unanticipated significant costs. The presence of hazardous substances on a property may adversely affect our ability to sell the property on favorable terms or at all, and we may incur substantial remediation costs.

Our environmental insurance policies may not provide sufficient coverage for any environmental liabilities at our properties. In addition, if environmental liabilities are discovered during the underwriting of the insurance policies for any property that we acquire in the future, we may be unable to obtain insurance coverage for the liabilities at commercially reasonable rates or at all. We may experience losses as a result of any of these events.
Numerous treaties, laws and regulations have been enacted to regulate or limit carbon emissions. Changes in the regulations and legislation relating to climate change, and complying with such laws and regulations, may require us to make significant investments in our hotels and could result in increased energy costs at our properties.
Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of the properties in our portfolio may contain microbial matter such as mold and mildew. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from hotel guests, hotel employees, and others if property damage or health concerns arise.
Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us to incur substantial costs.
All of our properties are required to comply with the Americans with Disabilities Act of 1990, as amended (the “ADA”). The ADA requires that “public accommodations,” such as hotels, be made accessible to people with disabilities. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations as they may be adopted by governmental agencies and bodies and become applicable to our properties. Any requirement to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, could be costly.
We may experience uninsured or underinsured losses.
We maintain property and casualty insurance with respect to our hotel properties and other insurance, in each case, with loss limits and coverage thresholds deemed reasonable by our management team (and to satisfy the requirements of lenders and franchisors). In doing so, we make decisions with respect to what deductibles, policy limits, and terms are reasonable based on management’s experience, our risk profile, the loss history of our property managers and our properties, the nature of our properties and our businesses, our loss prevention efforts, and the cost of insurance.
Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, it is possible that:

•	the insurance coverage thresholds that we have obtained may not fully protect us against insurable losses (i.e., losses may exceed coverage limits);

•	we may incur large deductibles that adversely affect our earnings;

•	we may incur losses from risks that are not insurable or that are not economically insurable; and

•	current coverage thresholds may not continue to be available at reasonable rates.
In the future, we may choose not to maintain terrorism insurance on any of our properties. As a result, one or more large uninsured or underinsured losses could have a material adverse effect on our business, operating results and financial condition.
Each of our current lenders requires us to maintain certain insurance coverage thresholds. If a lender does not believe we have complied with these requirements, the lender could obtain additional coverage thresholds and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary or, in the latter case, the hotels collateralizing one or more loans could be foreclosed upon. In addition, a material casualty to one or more hotels collateralizing loans may result in the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources, The lender may also foreclose on the hotels if there is a material loss that is not insured.
Risks Related to Our Organization and Structure
Our charter contains provisions that may delay or prevent a change of control transaction.
Our charter contains 9.8% ownership limits. For the purpose of preserving our REIT qualification, our charter prohibits direct or constructive ownership by any person of more than:

•	9.8% of the lesser of the total number or value of the outstanding shares of our common stock, or

•
9.8% of the lesser of the total number or value of the outstanding shares of any class or series of our preferred stock or any other stock of our company, unless our board of directors grants a waiver.

Our charter’s constructive ownership rules are complex and may cause stock owned actually or constructively by a group of related individuals and/or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of our common stock by an individual or entity could nevertheless cause that individual or entity to own constructively in excess of 9.8% of the outstanding common stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our board of directors will be void, and could result in the shares being automatically transferred to a charitable trust.
Our board of directors may create and issue a class or series of preferred stock without stockholder approval.
Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval. Our preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if our stockholders believe that a change in control was in their best interests.
Certain provisions in the partnership agreement for our operating partnership may delay or prevent unsolicited acquisitions of us.
Provisions in the partnership agreement for our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on our common units;

•	the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers of the operating partnership under specified circumstances.
Certain provisions of Maryland law could inhibit changes in control.
Title 3, Subtitle 8 of the Maryland General Corporation Law (“MGCL”) permits our board of directors, without stockholder approval, to implement certain takeover defenses. To the extent we implement these takeover defenses, they may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deterring or preventing a charge in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.
In addition, certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special appraisal rights and special stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our charter includes a special provision opting out of each of these requirements, but we may later amend our charter, with stockholder approval, to modify or eliminate these opt-out provisions.
Our charter provides that a director may be removed only for cause and only upon the affirmative vote of a majority of the votes entitled to be cast in the election of directors. For cause means, with respect to any particular director, conviction of a felony or a final judgment of court of competent jurisdiction holding that such director caused demonstrable, material harm to us through bad faith or active deliberate dishonesty. However, because of the board’s exclusive power to fill vacant directorships, stockholders will be precluded from filling the vacancies created by any removal with their own nominees.
Our charter, bylaws, the partnership agreement for our operating partnership and Maryland law contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
Our board of directors can take many actions without stockholder approval.
Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following:

•	terminate Ashford Advisor under certain conditions pursuant to our advisory agreement;

•
amend or revise at any time and from time to time our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations;

•	amend our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements;

•
subject to the terms of our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;

•	issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•	amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•
classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, without obtaining stockholder approval;

•	employ and compensate affiliates;

•	direct our resources toward investments that do not ultimately appreciate over time; and

•	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving our stockholders the right to vote on whether we should take such actions.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors and officers if actions are taken against them in their capacity as directors and officers.
Risks Related to Our Status as a REIT
Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We intend to operate in a manner intended to allow us to qualify as a REIT for U.S. federal income tax purposes. We believe that our organization and current and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2013. However, we may not qualify or remain qualified as a REIT.
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local income taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.
If Ashford Trust failed to qualify as a REIT in any of its 2009 through 2013 taxable years, we would be prevented from electing to qualify as a REIT under applicable Treasury Regulations.
Under applicable Treasury Regulations, if Ashford Trust failed to qualify as a REIT in any of its 2009 through 2013 taxable years, unless Ashford Trust’s failure to qualify as a REIT was subject to relief under U.S. federal income tax laws, we would be prevented from electing to qualify as a REIT prior to the fifth calendar year following the year in which Ashford Trust failed to qualify.
Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets, as well as foreign taxes to the extent that we own assets or conduct operations in international jurisdictions. For example:

•	We will be required to pay tax on undistributed REIT taxable income.

•	We may be required to pay the “alternative minimum tax” on our items of tax preference.

•
If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.

•	Each of our taxable REIT subsidiaries is a fully taxable corporation and will be subject to federal and state taxes on its income.

•
We may experience increases in our state and local income tax burden. Over the past several years, certain states have significantly changed their income tax regimes in order to raise revenues. The changes enacted include the taxation of modified gross receipts (as opposed to net taxable income), the suspension of and/or limitation on the use of net operating loss deductions, increases in tax rates and fees, the addition of surcharges, and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.

Failure to make required distributions would subject us to U.S. federal corporate income tax.
We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Internal Revenue Code.
Our TRS lessee structure increases our overall tax liability.
Our TRS lessees are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, net of the operating expenses for such hotel properties and rent payments to us. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.
If our leases with our TRS lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS lessees, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for federal income tax purposes, but the IRS may not agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify as a REIT.
Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is less than 25% of the value of our total assets (including our TRS stock and securities).
We monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. For example, in determining the amounts payable by our TRSs under our leases, we engaged a third party to prepare transfer pricing studies to ascertain whether the lease terms we established are on an arm’s-length basis as required by applicable Treasury Regulations. However, as illustrated by the discussion below under “-One of our TRSs may be subject to significant taxes and penalties based on transactions that occurred prior to the spin-off,” the receipt of a transfer pricing study does not prevent the IRS from challenging the arm’s length nature of the lease terms between a REIT and its TRS lessees. Consequently, we may not be able to avoid application of the 100% excise tax discussed above.
One of our TRSs may be subject to significant taxes and penalties based on transactions that occurred prior to the separation and distribution.
As part of our separation and distribution from Ashford Trust, Ashford Trust contributed to us its indirect ownership in CHH III Tenant Parent Corp. (“CHH”), the parent of the TRS lessees for two of our properties, which we have elected to treat as a TRS. In September 2010, the Internal Revenue Service (“IRS”) completed an audit of CHH for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Section 482 of the Internal Revenue Code that reduced the amount of rent AHT charged CHH. AHT owns a 75% interest in the hotel properties and CHH. In connection with the CHH audit, the IRS selected AHT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to AHT as an alternative to the CHH proposed adjustment. The AHT adjustment is based on the REIT 100% federal excise tax on its share of the amount by which the rent was held to be greater than the arm’s length rate. AHT strongly disagreed with the IRS’ position and appealed its cases to the IRS Appeals Office. In determining amounts payable by CHH under its leases, AHT engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms’ length terms as required by applicable Treasury regulations. AHT believes the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed the AHT and CHH cases in 2012. In July 2013, the IRS Appeals Office issued “no-change letters” for CHH and AHT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS has requested and AHT agreed to extend the assessment statute of limitations for both CHH and AHT for the 2007 tax year to March 31, 2014. Accordingly, the IRS has the right to reopen the cases until March 31, 2014. However, the IRS typically only reopens closed cases in very limited circumstances, none of which AHT believes are applicable to its cases.
In June 2012, the IRS completed audits of CHH and AHT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to CHH or AHT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both AHT and CHH. The AHT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to CHH was greater than the arms’ length rate pursuant to IRC Section 482. The CHH adjustment is for $1.6 million of additional income, which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The CHH adjustment represents the IRS’ imputation of compensation to CHH under IRC Section 482 for agreeing to be a party to the lessor entity’s bank loan agreement. Until the spin-off, AHT owned a 75% interest in the lessor entity. AHT strongly disagrees with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, AHT believes the IRS has misinterpreted certain terms of the lease, third-party hotel management agreements, and bank loan agreements. AHT appealed the cases to the IRS Appeals Office, and the IRS assigned the same Appeals team that oversaw the 2007 cases to the 2008 cases. AHT’s representatives attended the Appeals conferences for the 2008 cases in August 2013 and February 2014. One or more additional conferences with the Appeals Office will be required to resolve the cases and AHT anticipates these will occur later in 2014. The IRS has requested and AHT has agreed to extend the assessment statute of limitations three times for both CHH and AHT for the 2008 tax year to September 30, 2014. To the extent the ultimate resolution of the 2008 case results in additional tax owed by CHH, we, through our ownership of CHH, will bear the burden of those additional taxes. Consequently, as part of the separation and distribution, Ashford Trust agreed to indemnify us and CHH for (i) any expenses incurred in connection with the audits and (ii) any additional taxes, interest or penalty incurred upon resolution of the audit and any tax liability incurred as a result of such indemnity payment. However, if Ashford Trust is unable to pay the amounts required under the indemnity for any reason, we, through our ownership of CHH, would bear the burden of the additional taxes, interest and penalties owed by CHH.
If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS lessees. A TRS lessee will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility, which is prohibited, to the extent the TRS lessee leases properties from us that are managed by an “eligible independent contractor.”
We believe that the rent paid by our TRS lessee is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as taxable REIT subsidiaries for federal income tax purposes, but the IRS could challenge this treatment and a court could sustain such a challenge. If the IRS were successful in challenging this treatment, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless certain relief provisions applied. If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, it is possible that these ownership levels could be exceeded.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may have a material adverse effect on our performance.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffer adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.
Complying with REIT requirements may force us to borrow to make distributions to stockholders.
As a REIT, we must distribute at least 90% of our annual REIT taxable income, excluding net capital gains, (subject to certain adjustments) to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may generate taxable income greater than our net income for financial reporting purposes or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce the value of our equity. We may elect to pay dividends on our common stock in cash or a combination of cash and shares as permitted under federal income tax laws governing REIT distribution requirements.
We may pay taxable dividends in our common stock and cash, in which case stockholders may sell our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and common stock.
If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends of our common stock and cash, although we may choose to do so in the future.
The prohibited transactions tax may limit our ability to dispose of our properties.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. We may not be able to comply with the safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction. Consequently, we may choose not to engage in certain sales of our properties or we may conduct such sales through our TRS, which would be subject to federal and state income taxation.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal and state and local income taxes on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return received by our stockholders.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare tax on dividends received from us. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
We may be subject to adverse legislative or regulatory tax changes that could effectively reduce the market price of our common stock.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.
If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that our operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. The IRS could challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, and a court could sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code. An investment in our common stock has various federal, state, and local income tax risks that could affect the value of such investment.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which, in certain instances, only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. We strongly urge our stockholders to consult their tax advisors concerning the effects of federal, state, and local income tax law on an investment in our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
Our headquarters are located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2013, we had ownership interests in eight hotel properties that were included in our consolidated operations, which included direct ownership in six hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Currently, all of our hotel properties are located in the United States. Each of the eight properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Indebtedness.”
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2013
						Occupancy	ADR	RevPAR
Fee Simple Properties
Hilton	Washington DC	Full	544	75%	408	83.66%	$216.40	$181.03
Marriott	Seattle, WA	Full	358	100%	358	77.80%	$219.09	$170.45
Marriott	Plano, TX	Full	404	100%	404	66.40%	$173.95	$115.49
Courtyard by Marriott	Philadelphia, PA	Select service	498	100%	498	76.55%	$165.02	$126.33
Courtyard by Marriott	Seattle, WA	Select service	250	100%	250	75.96%	$160.83	$122.16
Courtyard by Marriott	San Francisco, CA	Select service	405	100%	405	88.39%	$226.92	$200.58
Ground Lease Properties
Hilton (a)	La Jolla, CA	Full	394	75%	296	78.23%	$168.43	$131.76
Renaissance (b)	Tampa, FL	Full	293	100%	293	77.63%	$153.70	$119.31
Total			3,146		2,912	78.40%	$189.60	$148.64
________
(a) The ground lease expires in 2043.
(b) The ground lease expires in 2080.
During the first quarter of 2014, we acquired the Sofitel Chicago Water Tower and Pier House Resort. See “Recent Developments.” Both properties are encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Indebtedness.” The following table sets forth certain information for these hotels (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2013:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2013
						Occupancy	ADR	RevPAR
Fee Simple Properties
Sofitel Chicago Water Tower	Chicago, IL	Full	415	100%	415	82.00%	$222.06	$182.13
Pier House Resort	Key West, FL	Full	142	100%	142	84.60%	$357.86	$302.76

Item 3.	Legal Proceedings
We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.

Item 4.	Mine Safety Disclosures
Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price and Dividend Information
Our common stock has been listed and traded on the NYSE under the symbol “AHP” since November 20, 2013. Prior to that time, there was no public market for our common stock. On March 27, 2014, there were 125 holders of record. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock. We are aware of one Section 13G filer that presently holds in excess of 9.8% of our outstanding common shares, but our Board of Directors has granted a waiver which provides this holder with an exception to our ownership restrictions.
The following table sets forth the range of high and low sales prices of our common stock for the period beginning on November 20, 2013, the date our common stock commenced trading on the NYSE, through December 31, 2013:

	High	Low
2013
Fourth quarter (began on November 20, 2013 and ended on December 31, 2013)	$22.10	$17.20
Distributions and Our Distribution Policy
For the year ended December 31, 2013, we declared a dividend of $0.05 per share, which was paid on January 15, 2014 to stockholders of record as of the close of business on December 31, 2013.
In December 2013, our board of directors approved our dividend policy for 2014, and we expect to pay a quarterly dividend of $0.05 per share for 2014. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. The fourth quarter 2013 common distributions paid January 15, 2014 are treated as 2014 distributions for tax purposes.
We intend to make quarterly distributions to our common stockholders. To qualify as a REIT, we must distribute to our stockholders an amount at least equal to:

(i)
90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with GAAP); plus

(ii)	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code; less

(iii)	any excess non-cash income (as determined under the Internal Revenue Code).
Distributions made by us are authorized and determined by our board of directors in its sole discretion out of funds legally available therefor and are dependent upon a number of factors, including restrictions under applicable law, actual and projected financial condition, liquidity, EBITDA, FFO and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially and adversely affect our ability to make distributions. See “Risk Factors-Risks Related to Our Status as a REIT.” We expect that, at least initially, our distributions may exceed our net income under GAAP because of non-cash expenses included in net income. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under our secured revolving credit facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable stock dividends. In addition, our charter allows us to issue preferred stock that could have a preference on distributions, and, if we elect such issuance, the distribution preference on the preferred stock could limit our ability to make distributions to the holders of our common stock. We cannot assure our stockholders that our distribution policy will not change in the future.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:	None	N/A	None
Equity compensation plans not approved by security holders	None	N/A	2,434,000	(1)
Total	None	N/A	2,434,000
____________________

(1)
As of December 31, 2013, 834,000 shares of our common stock, or securities convertible into 834,000 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan and 1,600,000 shares of our common stock, or securities convertible into 1,600,000 shares of our common stock, remained available for issuance under our Advisor Equity Incentive Plan.

Performance Graph
The following graph compares the percentage change in the cumulative total shareholder return on our common stock with the cumulative total return of the S&P 500 Stock Index, the FTSE National Association of Real Estate Investment Trusts (“NAREIT”) Mortgage REITs Index, and the FTSE NAREIT Lodging & Resorts Index for the period from November 20, 2013, the date our stock began trading on the NYSE through December 31, 2013, assuming an initial investment of $100 in stock on November 20, 2013 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Shareholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Prime, Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future price performance.
 COMPARISON OF 6 WEEK CUMULATIVE TOTAL RETURN
Among Ashford Hospitality Prime, Inc., the S&P Index, the FTSE NAREIT Mortgage REITs Index
and the FTSE NAREIT Lodging & Resorts Index
Use of Proceeds
On January 29, 2014, we closed an underwritten public offering of 8.0 million shares of common stock at $16.50 per share for gross proceeds of $132.0 million, pursuant to our Registration Statement on Form S-11 (File No. 333-192943), which the SEC declared effective on January 23, 2014. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC acted as joint book-running managers for the offering. We granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock at a price of $16.50 per share less the underwriting discount, which was exercised in full on February 4, 2014. We paid an underwriting discount of approximately $6.8 million to the underwriters and we incurred approximately $1.4 million in expenses in connection with the sale of the shares in the offering. The net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $143.6 million.
We used $95.7 million of the proceeds from the offering to fund our acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort. There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC on January 24, 2014 pursuant to Rule 424(b)(1).

Item 6.	Selected Financial Data
The following sets forth our selected combined consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”
The selected combined consolidated historical financial and operating information is a combination of the historical financial information for the eight initial properties that were contributed to us as part of the spin-off. These properties and certain related assets and liabilities are reflected in the selected combined consolidated historical financial statements as if they were owned in an entity separate from Ashford Trust during such periods; however, they were not owned in a separate legal entity during such periods.
The historical financial information of Ashford Hospitality Prime, Inc. is not presented because prior to the completion of the spin-off on November 19, 2013, it had no activity other than the issuance to Ashford TRS of 100 shares of common stock in connection with the initial capitalization of our company and activity in connection with the separation and distribution. Therefore, we do not believe a discussion of the historical results would be meaningful.
The selected historical combined consolidated financial information as of December 31, 2013, 2012 and 2011 and for each of the three years in the period ended December 31, 2013 has been derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2010 and for the year ended December 31, 2010 has been derived from the audited financial statements not included in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2009 and for the year ended December 31, 2009 has been derived from unaudited financial statements not included in this Annual Report on Form 10-K. The selected historical information in this section is not intended to replace these audited and unaudited financial statements.
The selected financial information below and the financial statements included in this Annual Report on Form 10-K do not necessarily reflect what our results of operations, financial position and cash flows would have been if we had operated our initial eight properties as a stand-alone publicly traded company during all periods presented, and, accordingly, this historical information should not be relied upon as an indicator of our future performance.

	Year Ended December 31,
	2013	2012	2011	2010	2009
					(Unaudited)
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$233,496	$221,188	$191,991	$172,830	$174,937
Total operating expenses	$214,086	$189,382	$167,612	$159,210	$163,459
Operating income (loss)	$19,410	$31,806	$24,379	$13,620	$11,478
Income (loss) from continuing operations	$(17,928)	$(3,793)	$(363)	$(18,936)	$(21,187)
Net income (loss) attributable to the Company	$(11,782)	$(4,545)	$626	$(16,871)	$(20,593)
Diluted income (loss) per common share:	$(0.73)	$(0.28)	$0.03	$(1.05)	$(1.28)
Weighted average diluted common shares	16,045	16,045	24,095	16,045	16,045

	December 31,
	2013	2012	2011	2010	2009
				(Unaudited)	(Unaudited)
	(in thousands)
Balance Sheet Data:
Investments in hotel properties, net	$765,326	$771,936	$789,170	$808,322	$819,629
Cash and cash equivalents	$143,776	$20,313	$16,451	$14,411	$20,087
Restricted cash	$5,951	$16,891	$10,808	$12,952	$22,759
Note receivable	$8,098	$8,098	$8,098	$—	$—
Total assets	$962,407	$847,280	$863,418	$862,908	$885,534
Indebtedness of continuing operations	$621,882	$570,809	$577,996	$582,713	$588,929
Total shareholders’ equity of the Company	$146,027	$239,863	$249,055	$248,646	$262,067

	Year Ended December 31,
	2013	2012	2011	2010

	(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$34,085	$27,852	$15,395	$21,624
Cash used in investing activities	$(28,354)	$(11,944)	$(10,281)	$(22,695)
Cash provided by (used in) financing activities	$117,732	$(12,046)	$(3,074)	$(4,605)
Cash dividends declared per common share	$0.05	$—	$—	$—
EBITDA (unaudited) (1)	$42,332	$56,353	$60,017	$41,647
Hotel EBITDA (unaudited) (1)	$77,907	$73,040	$66,292	$53,065
Funds From Operations (FFO) (unaudited) (1)	$8,829	$22,080	$27,285	$10,856
____________________

(1)
A more detailed description and computation of EBITDA, Hotel EBITDA and FFO is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the accompanying notes thereto included in Item 8. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our results and the timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Forward-Looking Statements.”
Overview
We are an externally-advised Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $137 for the year ended December 31, 2013. We intend to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013 and will make an election in 2014 upon filing our 2013 income tax return. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of March 27, 2014, Ashford Trust beneficially owned common units of Ashford Prime OP, representing 14.6% of our company on a fully-diluted basis.

We operate in the direct hotel investment segment of the hotel lodging industry. As of March 27, 2014, we own interests in ten hotels in six states and the District of Columbia with 3,703 total rooms, or 3,469 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own eight of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford Advisor, which is staffed by the Ashford Trust management team, through an external advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford Advisor. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford Advisor.
Recent Developments
On January 29, 2014, we closed an underwritten public offering of 8.0 million shares of common stock at $16.50 per share for gross proceeds of $132.0 million. The net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses were approximately $124.7 million. We granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. On February 4, 2014, the underwriters fully exercised their option and purchased an additional 1.2 million shares of our common stock at a price of $16.50 per share less the underwriting discount resulting in additional net proceeds of approximately $18.9 million.
On February 24, 2014, we completed the acquisition of the Sofitel Chicago Water Tower in Chicago, Illinois for an aggregate purchase price of $153.0 million in cash. The acquisition was funded with proceeds from an $80.0 million non-recourse mortgage loan and proceeds from the Company’s underwritten public offering discussed above.
On February 24, 2014, to fund a portion of our acquisition of the Sofitel Chicago Water Tower, we completed the financing for an $80.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR plus 2.30%. The stated maturity date of the mortgage loan is March 9, 2016, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Sofitel Chicago Water Tower.
On February 27, 2014, Ashford Trust announced that its board of directors has approved a plan to spin-off Ashford Advisor into a separate publicly traded company in the form of a taxable distribution. The distribution is expected to be completed in the third quarter of 2014. We expect that the proposed spin-off will not affect us and the successor to Ashford Advisor will continue to externally advise us.
On March 1, 2014, we closed our acquisition of the Pier House Resort from Ashford Trust for total consideration of $92.7 million. We assumed the $69.0 million mortgage on the property and paid the balance of the purchase price with cash from our underwritten public offering.
Discussion of Presentation
The discussion below relates to the financial condition and results of operation of Ashford Prime. For periods prior to the spin-off, the combined consolidated historical financial statements have been prepared on a “carve-out” basis from Ashford Trust’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities attributable to the eight initial properties we acquired from Ashford Trust in connection with the spin-off and include allocations of income, expenses, assets and liabilities from Ashford Trust. These allocations reflect significant assumptions, and the financial statements do not fully reflect what our financial positions, results of operations and cash flows would have been had we been a stand-alone publicly traded company owning the eight initial properties during all periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial positions and cash flows.
As an example of allocations relating to the “carve out” presentation, we note that corporate general and administrative expense and certain indirect costs have been allocated. Corporate general and administrative expense represents an allocation of certain Ashford Trust corporate general and administrative costs including salaries and benefits, stock based compensation, legal and professional fees, rent expense and office expenses. Any expenses that were determined to be directly related to any hotel property or specific transaction were allocated directly to the related hotel. However, any indirect costs were allocated pro rata across all hotels owned by Ashford Trust, including the eight initial properties contributed to us, based on the gross investment value for all such hotels. Indirect costs are primarily attributable to certain ownership costs related to specific hotel properties but paid by Ashford Trust. Indirect costs are included in “Other expenses” in the combined consolidated financial statements. Additionally, interest income reflects earnings on amounts held as reserves by lenders and property managers.
Key Indicators of Operating Performance
We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:

•
Occupancy-Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period.

•
ADR-ADR means average daily rate and is calculated by dividing total hotel rooms revenues by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate.

•
RevPAR-RevPAR means revenue per available room and is calculated by multiplying ADR by the average daily occupancy. RevPAR is one of the commonly used measures within the hotel industry to evaluate hotel operations. RevPAR does not include revenues from food and beverage sales or parking, telephone or other non-rooms revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

RevPAR changes that are primarily driven by changes in occupancy have different implications for overall revenues and profitability than changes that are driven primarily by changes in ADR. For example, an increase in occupancy at a hotel would lead to additional variable operating costs (including housekeeping services, utilities and room supplies) and could also result in increased other operating department revenue and expense. Changes in ADR typically have a greater impact on operating margins and profitability as they do not have a substantial effect on variable operating costs.
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 74% of our total revenue for the year ended December 31, 2013 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use FFO, AFFO, EBITDA, Adjusted EBITDA and Hotel EBITDA as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”
Principal Factors Affecting Our Results of Operations
The principal factors affecting our operating results include overall demand for hotel rooms compared to the supply of available hotel rooms, and the ability of our third-party management companies to increase or maintain revenues while controlling expenses.
Demand. The demand for lodging, including business travel, is directly correlated to the overall economy; as GDP increases, lodging demand increases. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, including demand, which has continued through 2013. We believe improvements in the economy will continue to benefit the lodging industry and hotel operating results for several years to come.
Supply. The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels.
We expect that our ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as national and local employment growth, personal income and corporate earnings, GDP, consumer confidence, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction, the pricing strategies of competitors and currency fluctuations. In addition, our ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott and Hilton brands.

Revenue. Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:

•	Rooms revenue-Occupancy and ADR are the major drivers of rooms revenue. Rooms revenue accounts for the substantial majority of our total revenue.

•
Food and beverage revenue-Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s food and beverage outlets or meeting and banquet facilities).

•	Other hotel revenue-Occupancy and the nature of the property are the main drivers of other ancillary revenue, such as telecommunications, parking and leasing services.
Hotel Operating Expenses. The following presents the components of our hotel operating expenses:

•
Rooms expense-These costs include housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Like rooms revenue, occupancy is the major driver of rooms expense and, therefore, rooms expense has a significant correlation to rooms revenue. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.

•
Food and beverage expense-These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than restaurant, bar or other on-property food and beverage outlets) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.

•	Management fees-Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.

•
Other hotel expenses-These expenses include labor and other costs associated with the other operating department revenues, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.

Most categories of variable operating expenses, including labor costs such as housekeeping, fluctuate with changes in occupancy. Increases in occupancy are accompanied by increases in most categories of variable operating expenses, while increases in ADR typically only result in increases in limited categories of operating costs and expenses, such as franchise fees, management fees and credit card processing fee expenses which are based on hotel revenues. Thus, changes in ADR have a more significant impact on operating margins than changes in occupancy.
RESULTS OF OPERATIONS
Marriott currently manages six of our properties. For these Marriott-managed hotels, the 2011 and 2012 fiscal years reflect twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters ended on March 31st, June 30th, September 30th and December 31st. Therefore, in any given quarterly period, period-over-period results will have different ending dates. .For Marriott-managed hotels, the fourth quarters of 2013, 2012 and 2011 ended December 31, 2013, December 28, 2012 and December 30, 2011, respectively. 2012 and 2011 results have not been adjusted.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table summarizes the changes in key line items from our combined consolidated statements of operations for the years ended December 31, 2013 and 2012 (in thousands except percentages):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue
Rooms	$171,670	$160,811	$10,859	6.8%
Food and beverage	50,835	50,784	51	0.1%
Other	10,969	9,593	1,376	14.3%
Total hotel revenue	233,474	221,188	12,286	5.6%
Other	22	—	22
Total revenue	233,496	221,188	12,308	5.6%
Expenses
Hotel operating expenses:
Rooms	39,881	37,001	2,880	7.8%
Food and beverage	33,694	33,377	317	0.9%
Other expenses	61,779	59,013	2,766	4.7%
Management fees	9,999	9,360	639	6.8%
Total hotel expenses	145,353	138,751	6,602	4.8%
Property taxes, insurance and other	11,753	10,236	1,517	14.8%
Depreciation and amortization	30,862	29,549	1,313	4.4%
Advisory services fee	1,047	—	1,047
Transaction costs	13,577	—	13,577
Corporate general and administrative	11,494	10,846	648	6.0%
Total expenses	214,086	189,382	24,704	13.0%
Operating income	19,410	31,806	(12,396)	(39.0)%
Interest income	23	29	(6)	(20.7)%
Interest expense and amortization of loan costs	(33,011)	(31,244)	(1,767)	5.7%
Write-off of loan costs and exit fees	(1,971)	—	(1,971)
Unrealized loss on derivatives	(36)	—	(36)
Income (loss) before income taxes	(15,585)	591	(16,176)	(2,737.1)%
Income tax expense	(2,343)	(4,384)	2,041	(46.6)%
Net loss	(17,928)	(3,793)	(14,135)	372.7%
Income from consolidated entities attributable to noncontrolling interests	(934)	(752)	(182)	24.2%
Net loss attributable to redeemable noncontrolling interests in operating partnership	7,080	—	7,080
Net loss attributable to the Company	$(11,782)	$(4,545)	$(7,237)	159.2%
Net loss represents the operating results of eight hotel properties for the years ended December 31, 2013 and 2012. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Year Ended December 31,
	2013	2012
Occupancy	78.40%	77.40%
ADR (average daily rate)	$189.60	$181.13
RevPAR (revenue per available room)	$148.64	$140.20
Room revenue (in thousands)	$171,670	$160,811
Total hotel revenue (in thousands)	$233,474	$221,188

Rooms Revenue. Rooms revenue from our hotels increased $10.9 million, or 6.8%, to $171.7 million during the year ended December 31, 2013 (“2013”) compared to the year ended December 31, 2012 (“2012”). During 2013, we experienced a 100 basis point increase in occupancy and a 4.7% increase in room rates as the economy continued to improve. Rooms revenue at the San Francisco Courtyard Downtown increased $3.9 million as a result of a 303 basis point increase in occupancy and an 9.6% increase in room rates. Rooms revenue in our Seattle hotels was $3.7 million higher in 2013 when compared to 2012, due primarily to higher room rates and a 393 basis point increase in occupancy at the Seattle Courtyard Downtown. Rooms revenue at the Marriott Legacy Town Center increased $1.3 million primarily as a result of higher room rates of 7.0%. Rooms revenue at The Capital Hilton increased $885,000 which was primarily attributable to the presidential inauguration in 2013. Rooms revenue increased $752,000 at the Hilton La Jolla Torrey Pines, which was primarily attributable to the completion of a major renovation earlier in 2013.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $51,000, or 0.1%, to $50.8 million in 2013. This increase was primarily attributable to increases at the San Francisco Courtyard Downtown, the Seattle Marriott Waterfront and The Capital Hilton, offset by lower food and beverage revenue at the Plano Marriott Legacy Town Center and the Hilton La Jolla Torrey Pines, which were both negatively affected as a result of major renovations.
Other Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $1.4 million, or 14.3%, to $11.0 million in 2013. This increase was primarily attributable to higher rental income at The Capital Hilton, the Seattle Courtyard Downtown and the Philadelphia Courtyard Downtown as well as higher other revenue at the Hilton La Jolla Torrey Pines in 2013 as a result of its major renovation.
Other Revenue. Other non-hotel revenue was $22,000 in 2013. There was no other revenue in 2012.
Rooms Expense. Rooms expense increased $2.9 million, or 7.8%, to $39.9 million in 2013 primarily due to higher rooms revenue. Rooms margin was 76.8% for 2013 compared to 77.0% for 2012.
Food and Beverage Expense. Food and beverage expense increased $317,000, or 0.9%, to $33.7 million during 2013. The increase is attributable to increased food and beverage revenue offset by lower food and beverage expense at The Capital Hilton and the Hilton La Jolla Torrey Pines due to renovations during 2013.
Other Operating Expenses. Other expense increased $2.8 million, or 4.7%, to $61.8 million in 2013. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. Direct expenses increased $64,000. Direct expenses represented 1.8% of total hotel revenue for both 2013 and 2012. Indirect expenses and incentive management fees increased $2.7 million in 2013. The increase in indirect expenses is primarily attributable to higher incentive management fees, general, administrative and marketing costs and bad debt expense related to a modification of rent terms at The Capital Hilton.
Management Fees. Base management fees increased $639,000, or 6.8%, to $10.0 million in 2013 as a result of higher hotel revenue in 2013.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.5 million, or 14.8%, to $11.8 million in 2013. The increase was primarily due to higher property taxes at two hotel properties as a result of higher assessed values in 2013.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 4.4%, to 30.9 million in 2013, primarily due to a major renovation at the Hilton La Jolla Torrey Pines during 2012 and early 2013.
Advisory Services Fee. We recorded an advisory services fee of $1.0 million to Ashford Advisor in 2013,which was comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was paid for 2013 in connection with our advisory agreement with Ashford Advisor.
Transaction Costs. We recorded transaction costs of $13.6 million related to our spin-off from Ashford Trust in 2013.
Corporate General and Administrative. Corporate general and administrative expenses increased to $11.5 million in 2013 compared to $10.8 million in 2012 primarily due to additional expense associated with accelerated vestings of LTIP units of Ashford Trust’s chairman emeritus as a result of his retirement.
Interest Income. Interest income decreased by $6,000, or 20.7%, to $23,000 in 2013.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.8 million, or 5.7%, to $33.0 million in 2013 as a result of a higher loan balance and a higher weighted average interest rate as a result of the refinance of our $141.7 million loan. The average LIBOR rates for 2013 and 2012 were 0.19% and 0.24%, respectively.
Write-off of Loan Costs and Exit Fees. We wrote off unamortized loan costs of $472,000 and incurred additional loan costs of $1.5 million in 2013 in connection with the refinancing of our $141.7 million mortgage loan due August 2013, which had an outstanding balance of $141.0 million. The mortgage loan was replaced, with a $199.9 million mortgage loan due February 2018. In 2012, we did not incur any write-offs of loan costs.
Unrealized Loss on Derivatives. We recorded an unrealized loss on derivatives of $36,000 in 2013, which represents an unrealized loss on an interest rate cap entered into in conjunction with our $199.9 million Aareal Capital Corporation mortgage loan. The fair value of the interest rate cap is primarily based on movements in the LIBOR forward curve and the passage of time. No unrealized gain or loss was recorded in 2012.
Income Tax Expense. Income tax expense decreased $2.0 million, or 46.6%, to $2.3 million in 2013 The decrease in tax expense in 2013 is primarily due to lower profitability in our taxable corporate subsidiaries resulting from an increase in certain indirect expenses.
Income from Consolidated Entity Attributable to Noncontrolling Interests. The noncontrolling interest partner in a consolidated entity was allocated income of $934,000 and $752,000 for 2013 and 2012, respectively. At December 31, 2013, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $7.1 million in 2013, for its share of net loss from November 19, 2013 through December 31, 2013, the period subsequent to the spin-off. Redeemable noncontrolling interests represented ownership interests of 35.26% in our operating partnership at December 31, 2013.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
The following table summarizes the changes in key line items from our combined consolidated statements of operations for the years ended December 31, 2012 and 2011 (in thousands except percentages):

	Year Ended December 31,
	2012	2011	$ Change	% Change
Revenue
Rooms	$160,811	$130,477	$30,334	23.2%
Food and beverage	50,784	46,628	4,156	8.9%
Rental income from operating leases	—	5,341	(5,341)	(100.0)%
Other	9,593	9,545	48	0.5%
Total hotel revenue	221,188	191,991	29,197	15.2%
Expenses
Hotel operating expenses:
Rooms	37,001	31,429	5,572	17.7%
Food and beverage	33,377	30,341	3,036	10.0%
Other expenses	59,013	49,949	9,064	18.1%
Management fees	9,360	7,246	2,114	29.2%
Total hotel expenses	138,751	118,965	19,786	16.6%
Property taxes, insurance and other	10,236	9,218	1,018	11.0%
Depreciation and amortization	29,549	29,816	(267)	(0.9)%
Corporate, general and administrative	10,846	9,613	1,233	12.8%
Total expenses	189,382	167,612	21,770	13.0%
Operating income	31,806	24,379	7,427	30.5%
Interest income	29	24	5	20.8%
Other income	—	9,673	(9,673)	(100.0)%
Interest expense and amortization of loan costs	(31,244)	(31,803)	559	(1.8)%
Income before income taxes	591	2,273	(1,682)	(74.0)%
Income tax expense	(4,384)	(2,636)	(1,748)	66.3%
Net loss	(3,793)	(363)	(3,430)	944.9%
(Income) loss from consolidated entities attributable to noncontrolling interests	(752)	989	(1,741)	(176.0)%
Net income (loss) attributable to the Company	$(4,545)	$626	$(5,171)	(826.0)%
Net loss represents the operating results of eight hotel properties for the years ended December 31, 2012 and 2011. We began consolidating the operations of the Courtyard Philadelphia Downtown in Philadelphia, PA (“Courtyard Philadelphia Downtown”) on December 2, 2011. This hotel previously was under a triple-net operating lease for which we only recorded rental income through December 1, 2011. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Year Ended December 31,
	2012	2011
Occupancy	77.40%	75.90%
ADR (average daily rate)	$181.13	$175.64
RevPAR (revenue per available room)	$140.20	$133.31
Room revenue (in thousands)	$160,811	$130,477
Total hotel revenue (in thousands)	$221,188	$191,991
Rooms Revenue. Rooms revenue for the year ended December 31, 2012 (“2012”) increased $30.3 million, or 23.2%, to $160.8 million from $130.5 million for the year ended December 31, 2011 (“2011”). During 2012, we experienced a 150 basis point increase in occupancy and a 3.1% increase in room rates as the economy continued to improve. Rooms revenue increased $21.7 million as a result of the related assignment to us of the remaining 11% ownership interest in an entity which previously held the Courtyard Philadelphia Downtown under a triple-net lease until December 2011. Rooms revenue increased $1.8 million at the Seattle Marriott Waterfront as a result of the hotel being under renovation in 2011. These increases were offset by lower rooms revenue at The Capital Hilton during the fourth quarter of 2012 due to the U.S. federal government cutbacks and Hurricane Sandy.
Food and Beverage Revenue. Food and beverage revenue increased $4.2 million, or 8.9%, to $50.8 million in 2012. Food and beverage revenue increased $3.8 million as a result of consolidating the Courtyard Philadelphia Downtown.
Rental Income from Operating Leases. Rental income from the triple-net operating lease decreased $5.3 million in 2012 as a result of consolidating the Courtyard Philadelphia Downtown.
Other Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rent, increased $48,000, or 0.5%, to $9.6 million in 2012.
Rooms Expense. Rooms expense increased $5.6 million, or 17.7%, to $37.0 million in 2012. Rooms expense increased $4.6 million as a result of consolidating the Courtyard Philadelphia Downtown. Rooms margin increased 110 basis points from 75.9% to 77.0%.
Food and Beverage Expense. Food and beverage expense increased $3.0 million, or 10.0%, to $33.4 million in 2012. Food and beverage expense increased $2.3 million as a result of consolidating the Courtyard Philadelphia Downtown.
Other Operating Expense. Other expenses increased $9.1 million, or 18.1%, to $59.0 million in 2012. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. Direct expenses increased $171,000 in 2012 and represented 1.8% and 2.0% of total hotel revenue for 2012 and 2011, respectively. Indirect expenses increased $8.9 million. Of those amounts, increases in direct expenses of $98,000 and increases in indirect expenses of $7.3 million were attributable to consolidating the Courtyard Philadelphia Downtown.
Management Fees. Base management fees increased $2.1 million, or 29.2%, to $9.4 million in 2012. Base management fees increased $1.7 million as a result of consolidating the Courtyard Philadelphia Downtown. The remaining increase is attributable to higher hotel revenue.
Property Taxes, Insurance, and Other. Property taxes, insurance, and other increased $1.0 million, or 11.0%, to $10.2 million. The increase is primarily due to a $1.3 million increase in property taxes resulting from refunds and reductions in 2011 related to successful appeals and increased property value assessments related to certain hotels in 2012, offset by decreased insurance expense of $241,000 resulting from lower premiums for insurance policies and a reduction in deductibles for losses of $33,000.
Depreciation and Amortization. Depreciation and amortization decreased $267,000, or 0.9%, to $29.5 million in 2012, compared to 2011, primarily due to a decrease in depreciation for certain assets that became fully depreciated during 2012.
Corporate General and Administrative. Corporate general and administrative expenses increased $1.2 million, or 12.8%, to $10.8 million in 2012. This increase was primarily attributable to stock based compensation related grants made pursuant to Ashford Trust’s long-term incentive plan.
Interest Income. Interest income increased $5,000, or 20.8%, to $29,000 in 2012.
Other Income. Through December 1, 2011, the Courtyard Philadelphia Downtown was held by an entity in which we had an ownership interest of 89% and was leased on a triple-net lease basis to a third-party tenant. Effective December 2, 2011, we obtained the remaining 11% ownership interest from our partner as a result of a dispute resolution. The triple-net lease agreement was canceled and the operating results of the Courtyard Philadelphia Downtown have been included in our combined consolidated statements of operations since December 2, 2011. We recognized a gain of $9.7 million for this transaction, consisting of the assignment of an $8.1 million note receivable and an agreement to retain $1.6 million of security deposits that were originally refundable.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $559,000, or 1.8%, to $31.2 million in 2012. The decrease is primarily due to lower loan balances in 2012 compared to 2011. The average LIBOR rates for 2012 and 2011 were 0.24% and 0.23%, respectively.
Income Tax Expense. Income tax expense increased $1.7 million, or 66.3%, to $4.4 million in 2012. The increase in income tax expense in 2012 is primarily due to increased profitability in our taxable corporate subsidiaries.

(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. Noncontrolling interest partners in consolidated entities were allocated income of $752,000 in 2012 and a loss of $989,000 during 2011. At December 31, 2012, noncontrolling interests in a consolidated entity represented an ownership interest of 25% in two hotel properties held by one entity.
Indebtedness
As of December 31, 2013, we had approximately $621.9 million in outstanding indebtedness. The following table sets forth our indebtedness (in thousands):

Originator/(Securitization Vehicle) Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2013	Effective Annual Interest Rate at December 31, 2013	Amortization Period (Years)	Maturity Date
Aareal Capital Corporation (not securitized)	2	$197,840	3.68%	30	Feb-2018
The Capital Hilton, Washington, DC
Hilton La Jolla Torrey Pines, La Jolla, CA
Wells Fargo (WBCMT 2007-C32,
Loan No. 502860793)	1	34,310	5.91%	30(2)	Apr-2017
Courtyard Philadelphia Downtown, Philadelphia, PA
Wells Fargo (WBCMT 2007-C31,
Loan No. 502860051)	2	125,748	5.95%	30(2)	Apr-2017
Courtyard Seattle Downtown, Seattle, WA
Courtyard San Francisco Downtown, San Francisco, CA
Wells Fargo (WBCMT 2007-C33,
Loan No. 502859541)	3	255,886	5.95%	30(2)	Apr-2017
Marriott Plano Legacy Town Center, Plano, TX
Seattle Marriott Waterfront, Seattle, WA
Renaissance Tampa International Plaza,Tampa, FL
TIF Loan (not securitized)(3)	—	8,098	12.85%	Interest Only(4)	Jun-2018
Courtyard Philadelphia Downtown, Philadelphia, PA
Total/Weighted Average	8	$621,882	5.32%
__________________

(1)
Interest rate is variable at LIBOR plus 3.50%. In connection with the origination of this loan, Ashford Trust entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.00%.

(2)	Loan was interest only at origination in 2007 but began amortizing in May 2012.

(3)	This loan relates to a tax increment financing district in the City of Philadelphia with respect to which we also hold a note receivable in the same principal amount and on the same terms.

(4)	Principal amortization to the extent of excess tax revenues.
We intend to continue to invest our initial capital contribution from the spin-off and proceeds from our underwritten offering in January 2014 into additional hotel properties rather than repaying the assumed mortgage debt secured by our hotels because we believe that the costs associated with repaying the assumed mortgage debt at this time would be excessive and outweigh the benefits of investing the capital in additional hotel properties. The Aareal Capital Corporation loan may not be prepaid prior to February 26, 2014, and for two years thereafter, the loan can only be prepaid with a prepayment fee of 0.5% in the first year (February 27, 2014-February 26, 2015) and 0.25% for the second year (February 27, 2015-February 26, 2016), except that the loan may be prepaid in certain limited circumstances without a prepayment fee and may be prepaid upon a permitted transfer in connection with a property resale and after a one year lockout, with a prepayment fee. The Wells Fargo loans cannot be prepaid prior to February 11, 2017, but may be defeased if certain conditions are satisfied.
The loans identified in the table above were assumed in connection with the spin-off and include various financial cash trap triggers, including the following:

•
The Wells Fargo loans each have a 1.10x debt service coverage ratio requirement, and if we are unable to maintain that level of debt service coverage, substantially all of the net cash flow from those hotels will be held as additional collateral in an account for the benefit of the lender.

•
The Aareal Capital Corporation loan has a mandatory partial prepayment obligation if the debt service coverage ratio is less than 1.05x in an amount necessary to achieve a debt service coverage ratio of at least 1.05x; additionally, if the assumed debt service, as defined in the loan agreements, falls below 1.25x, substantially all of the net cash flow from the hotels will be held as additional collateral in an account for the benefit of the lender, and if the assumed debt service remains below 1.25x for 12 months, the lender can apply the held cash to loan paydown.
As of December 31, 2013, we were in compliance with the aforementioned financial covenants.
During the first quarter of 2014, we entered into an $80 million loan agreement in connection with our acquisition of the Sofitel Chicago Water Tower and assumed a loan agreement with respect to $69 million of property level debt in connection with our acquisition of the Pier House Resort. See “Recent Developments.”
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotels, including:

•	advisory fees payable to Ashford Advisor;

•	recurring maintenance necessary to maintain our hotels in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness, including our secured revolving credit facility (see “Contractual Obligations and Commitments”);

•	distributions necessary to qualify for taxation as a REIT; and

•	capital expenditures to improve our hotels.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our secured revolving credit facility.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotels and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our secured revolving credit facility and future equity issuances, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.
Our hotels will require periodic capital expenditures and renovation to remain competitive. In addition, acquisitions, redevelopments or expansions of hotels will require significant capital outlays. We may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotels decline. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured the performance issues. Currently, none of the cash trap provisions of our loans are triggered.
Revolving Credit Facility
Concurrently with completion of the spin-off, on November 19, 2013, we entered into a three-year, $150 million secured revolving credit facility, which we believe will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments.
The credit facility is provided by a syndicate of financial institutions with Bank of America, N.A. serving as the administrative agent to Ashford Prime OP as the borrower. We and certain of our subsidiaries guarantee the credit facility. The facility is secured by a pledge of 100% of the equity interests we hold in Ashford Prime OP and 100% of the equity interest issued by any guarantor (other than Ashford Prime) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged (subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
The credit facility also contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we are subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business, investments, and capital expenditures.
We also are subject to certain financial covenants, as set forth below, which will be tested on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 7.00x initially, with such ratio being reduced beginning December 1, 2014 to 6.5x and beginning December 1, 2015 to 5.75x; provided however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. Our ratio was 6.74x at December 31, 2013.

•	Consolidated recourse indebtedness other than the credit facility not to exceed $50,000,000.

•
Consolidated fixed charge coverage ratios not less than 1.15x initially, with such ratio being increased beginning December 1, 2014 to 1.25x and beginning December 1, 2015 to 1.35x. Our ratio was 1.35x at December 31, 2013.

•
Indebtedness of the consolidated parties that accrues interest at a variable rate (other than the credit facility) that is not subject to a “cap,” “collar,” or other similar arrangement not to exceed 25% of consolidated indebtedness.

•	Consolidated tangible net worth not less than 75% of the consolidated tangible net worth on the closing date of the credit facility plus 75% of the net proceeds of any future equity issuances.

•
Secured debt that is secured by real property (excluding the eight hotels we acquired in connection with the spin-off and, if we exercise our option to acquire it, the Crystal Gateway Marriott) not to exceed 70% of the as–is appraised value of such real property.

All financial covenants will be tested and certified by the borrower on a quarterly basis. The amounts and effects of the Pier House Resort acquisition will be excluded in the calculation of the financial covenants for the first four quarters following such acquisition. We were in compliance with all covenants at December 31, 2013.
The credit facility includes customary events of default, and the occurrence of an event of default will permit the lenders to terminate commitments to lend under the facility and accelerate payment of all amounts outstanding thereunder. If a default occurs and is continuing, we will be precluded from making distributions on our shares of common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default does not arise from a payment default or event of insolvency).
Borrowings under the credit facility bear interest, at our option, at either LIBOR for a designated interest period plus an applicable margin, or the base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for borrowings under the credit facility for base rate loans range from 1.25% to 2.75% per annum and the applicable margin for borrowings under the credit facility for LIBOR loans range from 2.25% to 3.75% per annum, depending on the ratio of consolidated indebtedness to EBITDA described above, with the lowest rate applying if such ratio is less than 4x, and the highest rate applying if such ratio is greater than 6.5x.
The facility is a three-year interest-only facility with all outstanding principal being due at maturity, subject to two one-year extension options, subject to certain terms and conditions. The credit facility has an accordion feature whereby the aggregate commitments may be expanded up to $300 million, subject to certain terms and conditions. No amounts were drawn under the facility as of December 31, 2013.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.

Sources and Uses of Cash
As of December 31, 2013, we had $143.8 million of cash and cash equivalents compared to $20.3 million at December 31, 2012. In 2014, we completed an underwritten public offering which generated net proceeds of approximately $143.6 million. We used $95.7 million of the proceeds from the offering for our acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities. We anticipate using funds to pay for (i) capital expenditures for the eight initial hotels we acquired in connection with the spin-off, estimated to be approximately $6.6 million through 2014, which includes approximately $2.7 million in expenditures for the Capital Hilton and $1.2 million for the Seattle Marriott Waterfront over the next 12 months and (ii) debt interest and principal payments estimated to be approximately $50.8 million through 2014.
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities were $34.1 million and $27.9 million for the years ended December 31, 2013 and 2012, respectively. Cash flows from operations are impacted by changes in hotel EBITDA as well as changes in restricted cash due to the timing of cash deposits for certain loans and capital expenditures as well as the timing of collecting receivables from hotel guests, paying vendors and settling with hotel managers.
Net Cash Flows Used in Investing Activities. For the years ended December 31, 2013 and 2012, investing activities used net cash flows of $28.4 million and $11.9 million, respectively. These cash outlays were primarily attributable to capital improvements made to various hotel properties. Additionally, cash outflows for the year ended December 31, 2013 included a $4.0 million deposit for the Sofitel Chicago Water Tower.
Net Cash Flows Used in Financing Activities. For the year ended December 31, 2013, net cash flows provided by financing activities were $117.7 million. Cash inflows primarily consisted of contributions from Ashford Trust of $177.8 million and borrowings on indebtedness of $199.9 million, partially offset by cash outlays of $148.6 million for repayments of indebtedness, $16.6 million for distributions to noncontrolling interests in our consolidated entities, $91.7 million of distributions to Ashford Trust and payments of loan costs and prepayment penalties of $2.8 million. For the year ended December 31, 2012, net cash flows used in financing activities were $12.0 million. Cash outlays consisted of $7.2 million for repayments of indebtedness, $212,000 for distributions to noncontrolling interests in our consolidated entities and $24.1 million of distributions to Ashford Trust partially offset by contributions from Ashford Trust of $19.4 million.
Inflation
We rely entirely on the performance of our properties and the ability of the properties’ managers to increase revenues to keep pace with inflation. Hotel operators can generally increase room rates rather quickly, but competitive pressures may limit their ability to raise rates faster than inflation. Our general and administrative costs, real estate and personal property taxes, property and casualty insurance, and utilities are subject to inflation as well.
Seasonality
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our future REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
Off-Balance Sheet Arrangements
During 2012 and 2013, we did not maintain any off-balance sheet arrangements and do not currently anticipate entering into any such arrangements.

Contractual Obligations and Commitments
The table below summarizes future obligations for principal and estimated interest payments on our debt and future minimum lease payments on our operating and capital leases, each as of December 31, 2013 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$7,776	$17,411	$596,695	$—	$621,882
Operating lease obligations	2,284	4,459	4,366	69,591	80,700
Estimated interest obligations(1)	32,267	63,312	14,059	—	109,638
Total contractual obligations	$42,327	$85,182	$615,120	$69,591	$812,220
____________________

(1)	For variable-rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2013.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, incentive fees, group service fees and other general fees, if required. These management agreements expire from 2016 through 2041. See Note 11 of Notes to the Combined Consolidated Financial Statements as of December 31, 2013 included.
During the first quarter of 2014, we entered into an $80 million loan agreement in connection with our acquisition of the Sofitel Chicago Water Tower and assumed a loan agreement with respect to $69 million of property level debt in connection with our acquisition of the Pier House Resort. See “Recent Developments.”
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.
Critical Accounting Policies
Our accounting policies are fully described in Note 2 of Notes to Combined Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
Management Agreements. We have assumed certain management agreements that were first assumed by Ashford Trust when Ashford Trust acquired the eight initial hotel properties that we acquired in connection with the spin-off. Based on a review of these management agreements, Ashford Trust concluded that certain terms of these management agreements were more favorable to the respective managers than typical current market management agreements at the time of the acquisition. As a result, Ashford Trust recorded unfavorable contract liabilities related to these management agreements. At December 31, 2013, $474,000 of unfavorable contract liabilities remained related to a hotel management agreement. Such unfavorable contract liabilities are being amortized as non-cash reductions to incentive management fees on a straight-line basis over the initial terms of the related agreements.
Income Taxes. At December 31, 2013, we had a valuation allowance of approximately $3.9 million which fully reserves our deferred tax asset. Management determined that it is more likely than not that our net deferred tax asset will not be realized, resulting in a valuation allowance of $2.3 million. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and adjusting the amount of such allowance, if necessary. In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including historical results of operations, projected future taxable income, and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). At December 31, 2013, we had net operating loss carry forwards for federal income tax purposes of $3.9 million, which are attributable to the subsidiaries conveyed to us in the separation, and which begin to expire in 2023. The loss carry forwards may be available to offset future taxable income, if any, through 2023; however, there could be substantial limitations on their use imposed by the Internal Revenue Code. Accordingly, the deferred tax assets related to these loss carry forwards have been fully reserved against.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities. Income tax examinations of certain of our taxable corporate subsidiaries are currently in process; see Note 11 of the Notes to Combined Consolidated Financial Statements as of December 31, 2013. We believe that the results of the completion of these examinations will not have a material adverse effect on our financial condition or results of operations.
Investments in Hotel Properties. Hotel properties are generally stated at cost. For hotel properties owned through our majority-owned entities, the carrying basis attributable to the partners’ minority ownership is recorded at historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the entities. All improvements and additions which extend the useful life of the hotel properties are capitalized.
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed undiscounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value, or fair value less cost to sell. During the years ended December 31, 2013, 2012 and 2011, we have not recorded any impairment charges.
Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 7.5 to 39 years for buildings and improvements and three to five years for furniture, fixtures, and equipment. While we believe our estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Revenue Recognition. Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Rental income represents income from leasing hotel properties to third-party tenants on triple-net operating leases. Base rent on the triple-net lease is recognized on a straight-line basis over the lease terms and variable rent is recognized when earned. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.
Share-Based Compensation. We have two equity incentive plans that provide for the grant of restricted or unrestricted shares of our common stock, options to purchase our common stock and share awards (including restricted shares and restricted share units), share appreciation rights, performance shares, performance units and other equity-based awards, including LTIP units, or any combination of the foregoing. Equity-based compensation is recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of the accounting guidance.
RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements that are either netted on the balance sheet or subject to an enforceable master netting agreement or similar arrangement. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We adopted this accounting guidance on January 1, 2013. The adoption of this accounting guidance did not have any impact on our financial position or results of operations.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, Hotel EBITDA, FFO and AFFO are made to help our investors in evaluating our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, and depreciation and amortization, and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as transaction costs, write-off of loan costs and exit fees, other income and non-cash items such as amortization of unfavorable management contract liability, unrealized loss on derivatives, modification of rent terms and stock-based compensation. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We also present Hotel EBITDA, which is Adjusted EBITDA for the hotel properties before corporate general and administrative expense, before corporate-level property taxes, insurance and other items and after other adjustments shown in the following table.We present EBITDA, Adjusted EBITDA and Hotel EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. We also believe, with respect to Hotel EBITDA, that property-level results provide investors with supplemental information on the ongoing operational performance of our hotels and effectiveness of the management companies operating our business on a property-level basis. EBITDA , Adjusted EBITDA and Hotel EBITDA as calculated by us may not be comparable to EBITDA, Adjusted EBITDA and Hotel EBITDA reported by other companies that do not define EBITDA, Adjusted EBITDA and Hotel EBITDA exactly as we define the terms. EBITDA, Adjusted EBITDA and Hotel EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(17,928)	$(3,793)	$(363)
(Income) loss from consolidated entities attributable to noncontrolling interests	(934)	(752)	989
Loss attributable to redeemable noncontrolling interests in operating partnership	7,080	—	—
Net income (loss) attributable to the Company	(11,782)	(4,545)	626
Interest expense and amortization of loan costs (1)	31,182	29,917	30,119
Depreciation and amortization(1)	27,691	26,625	26,659
Interest income(1)	(22)	(28)	(23)
Income tax expense	2,343	4,384	2,636
Net loss attributable to redeemable noncontrolling interests in operating partnership	(7,080)	—	—
EBITDA	42,332	56,353	60,017
Amortization of unfavorable management contract liability	(159)	(158)	(158)
Transaction costs	13,750	—	—
Write-off of loan costs and exit fees	1,971	—	—
Unrealized loss on derivatives	36	—	—
Other income(2)	—	—	(9,673)
Modification of rent terms(1)	539	—	—
Stock-based compensation	342	—	—
Adjusted EBITDA	$58,811	$56,195	$50,186
__________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Year Ended December 31,
	2013	2012	2011
Interest expense and amortization of loan costs	$(1,829)	$(1,327)	$(1,684)
Depreciation and amortization	(3,171)	(2,924)	(3,157)
Interest income	1	1	1
Modification of rent terms	(180)	—	—

(2)	Other income recognized for the acquisition of 11% ownership interest in an entity obtained as a result of a dispute resolution.
The following table further reconciles Adjusted EBITDA to Hotel EBITDA on a historical basis for the eight hotels (in thousands) (unaudited):

	Year Ended December 31,
	2013	2012	2011
Adjusted EBITDA	$58,811	$56,195	$50,186
EBITDA adjustments attributable to JV partner	4,999	4,250	4,840
Income (loss) from consolidated entities attributable to non-controlling interest	934	752	(989)
(Income) loss attributable to redeemable noncontrolling interests in operating partnership	—	—	—
Adjusted EBITDA (including amounts attributable to noncontrolling interest)	64,744	61,197	54,037
Corporate revenue	(22)	—	—
Allocated corporate general and administrative	11,494	10,846	9,613
Allocated corporate property taxes, insurance, and other	485	839	1,280
Advisory fee	1,047	—	—
Courtyard Philadelphia Downtown adjustment from triple net lease(1)	—	—	1,204
Unfavorable contract liability	159	158	158
Hotel EBITDA (including amounts attributable to noncontrolling interest	77,907	73,040	66,292
Less: Hotel EBITDA attributable to noncontrolling interest	(6,149)	(6,046)	(6,753)
Hotel EBITDA	$71,758	$66,994	$59,539
__________________

(1)	Includes operations for Courtyard Philadelphia Downtown as opposed to triple net lease through December 1, 2011.

The following table reconciles hotel-level net income (loss) to Hotel EBITDA on a property-by-property basis for each of the eight hotels and on a corporate basis for the year ended December 31, 2013 (in thousands) (unaudited):

	Year Ended December 31, 2013
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss) attributable to the Company	$5,405	$2,074	$9,674	$3,480	$4,913	$8,105	$2,828	$4,519	$(52,780)	$(11,782)
Income from consolidated entities attributable to non-controlling interest	1,929	788	—	—	—	—	—	—	(8,863)	(6,146)
Net income (loss)	7,334	2,862	9,674	3,480	4,913	8,105	2,828	4,519	(61,643)	(17,928)
Non Property Adjustments (2)									33,691	33,691
Interest income	(1)	(2)	(2)	—	(1)	(1)	—	(1)	(14)	(22)
Interest expense	—	—	—	—	—	—	—	2,067	28,457	30,524
Amortization of loan costs	—	—	—	—	—	—	—	32	626	658
Depreciation and amortization	7,543	5,815	2,229	1,869	3,767	3,670	2,231	3,738	(3,171)	27,691
Income tax expense	—	287	—	—	—	—	—	2	2,054	2,343
Non-Hotel EBITDA ownership expense	727	30	36	64	32	41	6	14	—	950
Hotel EBITDA (including amounts attributable to non-controlling interest)	$15,603	$8,992	$11,937	$5,413	$8,711	$11,815	$5,065	$10,371	$—	$77,907
Less: Hotel EBITDA attributable to noncontrolling interest	(3,901)	(2,248)	—	—	—	—	—	—	—	(6,149)
Hotel EBITDA attributable to the Company	$11,702	$6,744	$11,937	$5,413	$8,711	$11,815	$5,065	$10,371	$—	$71,758

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

The following table reconciles hotel-level net income (loss) to Hotel EBITDA on a property-by-property basis for each of the eight hotels and on a corporate basis for the year ended December 31, 2012 (in thousands) (unaudited):

	Year Ended December 31, 2012
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss) attributable to the Company	$5,144	$2,592	$7,363	$3,037	$5,045	$6,724	$2,950	$4,337	$(41,737)	$(4,545)
Income from consolidated entities attributable to non-controlling interest	1,824	966	—	—	—	—	—	—	(2,038)	752
Net income (loss)	6,968	3,558	7,363	3,037	5,045	6,724	2,950	4,337	(43,775)	(3,793)
Non Property Adjustments(2)	—	—	—	—	—	—	—	—	15,583	15,583
Interest income	(1)	(2)	(3)	(1)	(1)	(2)	—	(2)	(16)	(28)
Interest expense	—	—	—	—	—	—	—	2,096	27,788	29,884
Amortization of loan costs	—	—	—	—	—	—	—	33	—	33
Depreciation and amortization	7,474	4,855	2,773	1,778	3,338	3,783	2,193	3,356	(2,925)	26,625
Income tax expense	572	484	—	—	—	—	—	(17)	3,345	4,384
Non-Hotel EBITDA ownership expense	272	3	2	46	10	16	1	2	—	352
Hotel EBITDA (including amounts attributable to non-controlling interest)	$15,285	$8,898	$10,135	$4,860	$8,392	$10,521	$5,144	$9,805	$—	$73,040
Less Hotel EBITDA attributable to noncontrolling interest	(3,821)	(2,225)	—	—	—	—	—	—	—	(6,046)
Hotel EBITDA attributable to the Company	$11,464	$6,673	$10,135	$4,860	$8,392	$10,521	$5,144	$9,805	$—	$66,994

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

The following table reconciles hotel-level net income (loss) to Hotel EBITDA on a property-by-property basis for each of the eight hotels and on a corporate basis for the year ended December 31, 2011 (in thousands) (unaudited):

	Year Ended December 31, 2011
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss) attributable to the Company	$5,731	$1,743	$5,764	$2,847	$4,745	$5,640	$2,221	$480	$(28,545)	$626
Income from consolidated entities attributable to non-controlling interest	1,876	760	—	—	—	—	—	184	(3,809)	(989)
Net income (loss)	7,607	2,503	5,764	2,847	4,745	5,640	2,221	664	(32,354)	(363)
Non Property Adjustments (2)	—	—	—	—	—	—	—	—	5,913	5,913
Interest income	(1)	(2)	(1)	(1)	(1)	(2)	—	(1)	(14)	(23)
Interest Expense	—	—	—	—	—	—	—	2,096	27,990	30,086
Amortization of loan costs	—	—	—	—	—	—	—	33	—	33
Depreciation and amortization	7,253	5,246	2,765	1,707	3,179	3,729	2,156	3,782	(3,158)	26,659
Income tax expense	18	885	—	—	—	—	—	110	1,623	2,636
Adjustment for Philadelphia CY triple net lease to operations(3)	—	—	—	—	—	—	—	1,204	—	1,204
Non-Hotel EBITDA ownership expense	1	—	—	—	—	10	—	136	—	147
Hotel EBITDA	$14,878	$8,632	$8,528	$4,553	$7,923	$9,377	$4,377	$8,024	$—	$66,292
Less Hotel EBITDA attributable to noncontrolling interest	(3,720)	(2,158)	—	—	—	—	—	(875)	—	(6,753)
Hotel EBITDA attributable to the Company	$11,158	$6,474	$8,528	$4,553	$7,923	$9,377	$4,377	$7,149	$—	$59,539

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

(3)	Includes operations for Courtyard Philadelphia Downtown, as opposed to triple net lease through December 1, 2011.
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees,transaction costs, other income and non-cash items such as modification of rent terms and unrealized loss on derivatives. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the combined consolidated financial statements.

The following table reconciles net loss to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(17,928)	$(3,793)	$(363)
(Income) loss from consolidated entities attributable to noncontrolling interests	(934)	(752)	989
Loss attributable to redeemable noncontrolling interests in operating partnership	7,080	—	—
Net income (loss) attributable to common stockholders	(11,782)	(4,545)	626
Depreciation and amortization on real estate(1)	27,691	26,625	26,659
Net loss attributable to redeemable noncontrolling interests in operating partnership	(7,080)	—	—
FFO available to common stockholders	8,829	22,080	27,285
Write-off of loan costs and exit fees	1,971	—	—
Transaction costs	13,750	—	—
Other income(2)	—	—	(9,673)
Modification of rent terms (1)	539	—	—
Unrealized loss on derivatives	36	—	—
AFFO available to common stockholders	$25,125	$22,080	$17,612
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Year Ended December 31,
	2013	2012	2011
Depreciation and amortization on real estate	$(3,171)	$(2,924)	$(3,157)
Modification of rent terms	$(180)	$—	$—

(2)	Other income recognized for the acquisition of 11% ownership interest in an entity as a result of a dispute resolution.
The following table reconciles net income (loss) to Hotel EBITDA for the Sofitel Chicago Water Tower for the year ended December 31, 2013, the period from January 1, 2012 through October 31, 2012, the period from November 1, 2012 through December 31, 2012, and the years ended December 31, 2012 and 2011 (in thousands) (unaudited):

	Year Ended December 31,	Period From January 1, 2012 through October 31,	Period From November 1, 2012 through December 31,	Year Ended December 31,	Year Ended December 31,
	2013	2012	2012	2012	2011
Net income (loss)	$2,070	$690	$(28)	$662	$1,298
Non Property Adjustments (1)	9	165	9	174	178
Interest expense and amortization of loan costs	3,887	4,885	596	5,481	2,595
Depreciation and amortization	3,915	2,594	637	3,231	3,443
Non-Hotel EBITDA ownership expense	—	32	—	32	113
Hotel EBITDA	$9,881	$8,366	$1,214	$9,580	$7,627

____________________

(1)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

The following table reconciles net income to Hotel EBITDA for the Pier House Resort for the years ended December 31, 2013 and 2012 (in thousands) (unaudited):

	Year Ended December 31,
	2013	2012
Net income	$1,759	$2,170
Non Property Adjustments (1)	1,716	293
Interest income	—	(47)
Interest expense and amortization of loan costs	2,008	1,626
Depreciation and amortization	1,884	1,489
Unrealized loss on derivatives	129	—
Income tax expense	56	—
Non-Hotel EBITDA ownership expense	15	—
Hotel EBITDA	$7,567	$5,531
____________________

(1)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.
The following table reconciles net income to Hotel EBITDA for the Crystal Gateway Marriott for the years ended December 31, 2013 and 2012 (in thousands) (unaudited):

	Year Ended December 31,
	2013	2012
Net income	$1,061	$492
Non Property Adjustments (1)	1,949	1,718
Interest income	(5)	(11)
Interest expense and amortization of loan costs	6,531	6,630
Depreciation and amortization	4,452	5,836
Income tax expense	1,060	1,303
Non-Hotel EBITDA ownership expense	39	4
Hotel EBITDA	$15,087	$15,972

____________________

(1)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable-rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance.
To the extent that we acquire assets or conduct operations in an international jurisdiction, we will also have currency exchange risk. We may enter into certain hedging arrangements in order to manage interest rate and currency fluctuations. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2013, the total indebtedness of $621.9 million included $197.8 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2013 would be approximately $495,000 per year. Interest rate changes will have no impact on the remaining $424.1 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2013, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Ashford Hospitality Prime, Inc.
We have audited the accompanying consolidated balance sheets of Ashford Hospitality Prime, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashford Hospitality Prime, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Dallas, Texas
March 31, 2014

ASHFORD HOSPITALITY PRIME, INC.
COMBINED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2013	2012
Assets
Investments in hotel properties, net	$765,326	$771,936
Cash and cash equivalents	143,776	20,313
Restricted cash	5,951	16,891
Accounts receivable, net of allowance of $34 and $33, respectively	7,029	5,892
Inventories	318	304
Note receivable	8,098	8,098
Deferred costs, net	4,064	2,064
Prepaid expenses	2,233	1,402
Other assets	4,501	1,518
Intangible asset, net	2,631	2,721
Due from third-party hotel managers	18,480	16,141
Total assets	$962,407	$847,280
Liabilities and Equity
Liabilities:
Indebtedness	$621,882	$570,809
Accounts payable and accrued expenses	17,279	18,109
Dividends payable	1,245	—
Unfavorable management contract liabilities	474	633
Due to related parties, net	13,030	—
Due to third-party hotel managers	649	585
Intangible liability, net	3,795	3,852
Other liabilities	926	914
Total liabilities	659,280	594,902
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests in operating partnership	159,726	—
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 16,129,112 and no shares issued and outstanding at December 31, 2013 and 2012, respectively	161	—
Additional paid-in capital	246,928	272,376
Accumulated deficit	(101,062)	(32,513)
Total stockholders’ equity of the Company	146,027	239,863
Noncontrolling interest in consolidated entity	(2,626)	12,515
Total equity	143,401	252,378
Total liabilities and equity	$962,407	$847,280
See Notes to Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Revenue
Rooms	$171,670	$160,811	$130,477
Food and beverage	50,835	50,784	46,628
Rental income from operating leases	—	—	5,341
Other	10,969	9,593	9,545
Total hotel revenue	233,474	221,188	191,991
Other	22	—	—
Total revenue	233,496	221,188	191,991
Expenses
Hotel operating expenses:
Rooms	39,881	37,001	31,429
Food and beverage	33,694	33,377	30,341
Other expenses	61,779	59,013	49,949
Management fees	9,999	9,360	7,246
Total hotel expenses	145,353	138,751	118,965
Property taxes, insurance and other	11,753	10,236	9,218
Depreciation and amortization	30,862	29,549	29,816
Advisory services fee	1,047	—	—
Transaction costs	13,577	—	—
Corporate general and administrative	11,494	10,846	9,613
Total expenses	214,086	189,382	167,612
Operating income	19,410	31,806	24,379
Interest income	23	29	24
Other income	—	—	9,673
Interest expense and amortization of loan costs	(33,011)	(31,244)	(31,803)
Write-off of loan costs and exit fees	(1,971)	—	—
Unrealized loss on derivatives	(36)	—	—
Income (loss) before income taxes	(15,585)	591	2,273
Income tax expense	(2,343)	(4,384)	(2,636)
Net loss	(17,928)	(3,793)	(363)
(Income) loss from consolidated entities attributable to noncontrolling interests	(934)	(752)	989
Net loss attributable to redeemable noncontrolling interests in operating partnership	7,080	—	—
Net income (loss) attributable to the Company	$(11,782)	$(4,545)	$626
Income (loss) per share – basic:
Net income (loss) attributable to common shareholders	$(0.73)	$(0.28)	$0.04
Weighted average common shares outstanding – basic	16,045	16,045	16,045
Income (loss) per share – diluted:
Net income (loss) attributable to common shareholders	$(0.73)	$(0.28)	$0.03
Weighted average common shares outstanding – diluted	16,045	16,045	24,905
Dividends declared per common share	$0.05	$—	$—
See Notes to Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(17,928)	$(3,793)	$(363)
Other comprehensive income (loss), net of tax:
Reclassification to interest expense	—	—	435
Total other comprehensive income	—	—	435
Total comprehensive income (loss)	(17,928)	(3,793)	72
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(934)	(752)	880
Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	7,080	—	—
Comprehensive income (loss) attributable to the Company	$(11,782)	$(4,545)	$952
See Notes to Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
COMBINED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amounts
Balance at January 1, 2011	—	$—	$277,566	$(28,594)	$(326)	$12,893	$261,539	$—
Distributions to noncontrolling interests	—	—	—	—	—	(703)	(703)	—
Acquisition of noncontrolling interest	—	—	(2,677)	—	—	2,677	—	—
Net income (loss)	—	—	—	626	—	(989)	(363)	—
Reclassification to interest expense	—	—	—	—	326	109	435	—
Capital contributions	—	—	24,097	—	—	—	24,097	—
Capital distributions	—	—	(21,963)	—	—	—	(21,963)	—
Balance at December 31, 2011	—	$—	$277,023	$(27,968)	$—	$13,987	$263,042	$—
Distributions to noncontrolling interests	—	—	—	—	—	(2,224)	(2,224)	—
Net income (loss)	—	—	—	(4,545)	—	752	(3,793)	—
Capital contributions	—	—	19,421	—	—	—	19,421	—
Capital distributions	—	—	(24,068)	—	—	—	(24,068)	—
Balance at December 31, 2012	—	$—	$272,376	$(32,513)	$—	$12,515	$252,378	$—
Stock-based compensation	—	—	342	—	—	—	342	—
Issuance of common stock	16,129	161	(161)	—	—	—	—	—
Dividends declared - common stock	—	—	—	(806)	—	—	(806)	—
Reclass redeemable noncontrolling interests in operating partnership	—	—	(117,458)	—	—	—	(117,458)	117,458
Spin-off transaction costs	—	—	(1,320)	—	—	—	(1,320)	(125)
Contributions from noncontrolling interests	—	—	—	—	—	282	282	—
Distributions to noncontrolling interests	—	—	—	—	—	(16,357)	(16,357)	(6,488)
Net income (loss)	—	—	—	(11,782)	—	934	(10,848)	(7,080)
Capital contributions	—	—	178,849	—	—	—	178,849	—
Capital distributions	—	—	(85,700)	—	—	—	(85,700)	—
Redemption value adjustments	—	—	—	(55,961)	—	—	(55,961)	55,961
Balance at December 31, 2013	16,129	$161	$246,928	$(101,062)	$—	$(2,626)	$143,401	$159,726
See Notes to Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net loss	$(17,928)	$(3,793)	$(363)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	30,862	29,549	29,816
Stock-based compensation	342	—	—
Bad debt expense	719	—	—
Amortization of OCI to interest expense	—	—	435
Amortization of loan costs	745	1,253	1,278
Write-off of loan costs and exit fees	1,971	—	—
Amortization of intangibles	(216)	(215)	(214)
Gain on acquisition of note receivable and other	—	—	(9,673)
Unrealized loss on derivatives	36	—	—
Changes in operating assets and liabilities—
Restricted cash	10,940	(6,083)	2,144
Accounts receivable and inventories	220	548	(2,588)
Prepaid expenses and other assets	751	1,380	(229)
Accounts payable and accrued expenses	(1,940)	(1,621)	1,561
Due to related parties, net	9,846	—	—
Due to/from third-party hotel managers	(2,275)	6,548	(7,377)
Other liabilities	12	286	605
Net cash provided by operating activities	34,085	27,852	15,395
Cash Flows from Investing Activities
Improvements and additions to hotel properties	(28,354)	(11,944)	(10,281)
Net cash used in investing activities	(28,354)	(11,944)	(10,281)
Cash Flows from Financing Activities
Borrowings on indebtedness	199,875	—	—
Repayments of indebtedness	(148,594)	(7,187)	(4,717)
Payments of loan costs and exit fees	(2,831)	—	—
Payments for derivatives	(36)	—	—
Payments for spin-off costs	(354)	—	—
Contributions from owners	177,740	19,421	24,097
Contributions from noncontrolling interests in consolidated entities	282	—	—
Distributions to owners	(85,700)	(24,068)	(21,963)
Distributions to noncontrolling interests in consolidated entities	(16,601)	(212)	(491)
Distribution to redeemable noncontrolling interests in operating partnership	(6,049)	—	—
Net cash provided by (used in) financing activities	117,732	(12,046)	(3,074)
Net change in cash and cash equivalents	123,463	3,862	2,040
Cash and cash equivalents at beginning of year	20,313	16,451	14,411
Cash and cash equivalents at end of year	$143,776	$20,313	$16,451
Supplemental Cash Flow Information
Interest paid	$32,448	$30,055	$30,105
Income taxes paid	$212	$870	$1,882
Supplemental Disclosure of Non Cash Investing and Financing Activities
Note receivable assigned to the Company by a noncontrolling interest in a consolidated entity	$—	$—	$8,098
Financed insurance premiums	$1,284	$1,047	$1,014
Spin-off costs, accrued but not paid	$1,091	$—	$—
Deferred loan costs incurred but not paid	$1,886	$—	$—
Non cash contribution from owners	$1,109	$—	$—
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	$1,980	$2,224	$212
See Notes to Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2013, 2012 and 2011
1. Organization and Description of Business
Ashford Hospitality Trust, Inc. (“AHT”) is a self-advised real estate investment trust (“REIT”) as defined in the Internal Revenue Code and was formed in Maryland on May 13, 2003. AHT commenced operations in August 2003 and has been focused on investing in the hospitality industry across all segments and in all methods including direct real estate, securities, equity, and debt. AHT owns its lodging investments and conducts its business through the majority-owned Ashford Hospitality Limited Partnership (“AHLP”), an operating partnership that was formed in Delaware on May 13, 2003. The general partner of AHLP is Ashford OP Limited Partner LLC, a Delaware limited liability company. AHLP will continue into perpetuity unless earlier dissolved or terminated pursuant to law or the provisions of the AHLP limited partnership agreement.
On June 17, 2013, AHT announced that its Board of Directors had approved a plan to spin-off an 80% ownership interest in an 8-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to AHT’s partner), to holders of its common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Hospitality Prime, Inc. (“Ashford Prime”), a Maryland corporation formed on April 5, 2013. Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”), was formed as a Delaware limited partnership on April 5, 2013 to hold substantially all of Ashford Prime’s assets and conduct substantially all of its business. Ashford Prime OP General Partner LLC, a wholly-owned subsidiary of Ashford Prime (“Prime GP”), was created to serve as the sole general partner of Ashford Prime OP. Ashford Hospitality Advisors LLC, a subsidiary of AHT acts as external advisor to Ashford Prime.
The distribution was made on November 19, 2013, on a pro rata basis to holders of AHT’s common stock as of November 8, 2013, with each of AHT’s shareholders receiving one share of Ashford Prime common stock for every five shares of AHT common stock held by such shareholder as of the close of business on November 8, 2013. Transaction costs of $13.6 million were incurred in connection with the spin-off. Ashford Prime intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes and will make an election in 2014 upon filing its 2013 tax return, and is listed on the New York Stock Exchange, under the symbol “AHP.” The transaction also included options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida.
The accompanying combined consolidated financial statements include the accounts of certain wholly-owned and majority owned subsidiaries of Ashford Prime OP that own and operate eight hotels in five states and the District of Columbia. The portfolio includes six wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,146 total rooms, or 2,912 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime will need to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of December 31, 2013, all of our eight hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). Prime TRS then engages third-party hotel management companies to operate the hotels under management contracts. As of December 31, 2013, six of the eight hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with subsidiaries of Marriott International, Inc. (“Marriott”) and Hilton Worldwide (“Hilton”), which are eligible independent contractors under the Internal Revenue Code.
With respect to six of the eight hotels, the accompanying combined consolidated financial statements include the accounts of the following subsidiaries:

1	Ashford Plano-M LP

2	Ashford Seattle Waterfront LP

3	Ashford Tampa International Hotel Partnership LP

4	Ashford Seattle Downtown LP

5	Ashford San Francisco II LP

6	Ashford Philadelphia Annex LP (from December 2, 2011)

7	Ashford TRS Philadelphia Annex LLC (from December 2, 2011)

8	Ashford TRS Sapphire III LLC

9	Ashford TRS Sapphire VII LLC
With respect to the other two hotels, the accompanying combined consolidated financial statements include the accounts of Ashford HHC Partners III, LP and its subsidiaries which include:

1	CHH Torrey Pines Hotel Partners, LP

2	CHH Capital Hotel Partners, LP

3	CHH III Tenant Parent Corp.

4	CHH Torrey Pines Tenant Corp.

5	CHH Capital Tenant Corp.

6	CHH Torrey Pines Hotel GP, LLC

7	CHH Capital Hotel GP, LLC
With respect to the Philadelphia hotel, through December 1, 2011, the accompanying combined consolidated financial statements include the accounts of AHT’s majority-owned investment in Ashford Philadelphia Annex, LLC.
In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and all entities included in its combined consolidated financial statements.
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—The accompanying combined consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc., its majority-owned subsidiaries and its majority-owned consolidated entity in which it has a controlling interest. All significant inter-company accounts and transactions between combined consolidated entities have been eliminated in these combined consolidated financial statements.
Ashford Prime OP, is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Prime OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Ashford Prime OP General Partner LLC, its general partner. As such, we consolidate Ashford Prime OP.
For periods prior to the spin-off, the accompanying historical combined consolidated financial statements have been “carved out” of AHT’s consolidated financial statements and reflect significant assumptions and allocations. These hotels were under AHT’s common control. The combined consolidated financial statements were prepared using the financial position and results of operations of the entities set forth above after adjustments for certain ownership related activities that had been historically accounted for by AHT. These ownership activities included mortgage indebtedness associated with the eight initial hotels, debt related expenses and other owner related expenses. In addition, the combined consolidated statements of operations for the periods prior to the spin-off include allocations of corporate general and administrative expenses from AHT, which in the opinion of management, are reasonable. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows subsequent to the spin-off.
Through December 1, 2011, a hotel property held by a partnership in which AHT previously had an ownership of 89% was leased on a triple-net lease arrangement to a third-party tenant who operated the hotel property. Rental income from this operating lease is included in the combined consolidated results of operations for the period from January 1, 2011 through

December 1, 2011. Effective December 2, 2011, the remaining 11% ownership interest in the partnership was obtained from AHT’s partner as a result of a dispute resolution. The operating results of this hotel property have been included in the combined consolidated statements of operations since December 2, 2011.
Marriott manages six of our properties. For these Marriott-managed hotels, the 2011 and 2012 fiscal years reflect twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. Therefore, in any given quarterly period, period-over-period results will have different ending dates. .For Marriott-managed hotels, the fourth quarters of 2013, 2012 and 2011 ended December 31, 2013, December 28, 2012 and December 30, 2011, respectively. 2012 and 2011 results have not been adjusted.
Use of Estimates—The preparation of these combined consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
Accounts Receivable—Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. We generally do not require collateral. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of guests to make required payments for services. The allowance is maintained at a level believed adequate to absorb estimated receivable losses. The estimate is based on past receivable loss experience, known and inherent credit risks, current economic conditions, and other relevant factors, including specific reserves for certain accounts.
Inventories—Inventories, which primarily consist of food, beverages, and gift store merchandise, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.
Investments in Hotel Properties—Hotel properties are generally stated at cost. For hotel properties owned through our majority-owned entities, the carrying basis attributable to the partners’ minority ownership is recorded at historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the entities. All improvements and additions which extend the useful life of the hotel properties are capitalized.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During 2012, 2011 and 2010, we have not recorded any impairment charges.
Assets Held for Sale and Discontinued Operations—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if a) such operations and cash flows can be clearly distinguished, both operationally and financially, from our ongoing operations, b) such operations and cash flows will be eliminated from ongoing operations once the disposal occurs, and c) we will not have any significant continuing involvement subsequent to the disposal.
Deferred Costs, net—Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method.

Intangible Asset, net and Intangible Liability, net—Intangible asset represents the market value related to a lease agreement obtained in connection with AHT’s acquisition of a hotel property that was below the market rate at the date of the acquisition and is amortized over the remaining term of the lease. Intangible liability represents the market value related to a lease agreement obtained in connection with AHT’s acquisition of a hotel property that was above the market rate at the date of the acquisition and is amortized over the remaining term of the lease. See Note 6.
Derivative Instruments and Hedging—Interest rate derivatives include interest rate caps that provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike rate. For interest rate caps designated as cash flow hedges, we assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. These derivatives are subject to master netting settlement arrangements. As the derivatives are subject to master netting settlement arrangements, we report derivatives with the same counterparty net on the combined consolidated balance sheets.
Derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. For interest rate derivatives designated as cash flow hedges, the effective portion of changes in the fair value is reported as a component of “Accumulated Other Comprehensive Loss” (“OCI”) in the equity section of the combined consolidated balance sheets. The amount recorded in OCI is reclassified to interest expense in the same period or periods during which the hedged transaction affects earnings, while the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings as “Unrealized loss on derivatives” in the combined consolidated statements of operations. For non-hedge designated interest rate derivatives, the changes in the fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the combined consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, there was no ineffectiveness.
Due to Related Parties, net – Due to related parties, net represents current payables resulting from transactions related to project management and market services with a related party, and it includes current receivables and payables resulting primarily from costs associated with our spin-off from AHT as well as payables related to advisory fees. These receivables and payables will generally be settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers—Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, insurance, real estate taxes, and other items. Due to third-party hotel managers primarily consists of amounts due to Marriott and/or Hilton related to rebilled expenses.
Unfavorable Management Contract Liabilities—A management agreement assumed by AHT in an acquisition of a hotel in 2007 had terms that were more favorable to the respective manager than typical market management agreements at the acquisition date. The unfavorable contract liability is amortized as a reduction to incentive management fees on a straight-line basis over the initial term of the related agreement.
Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of the combined consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because the redemption feature requires the delivery of cash or registered shares. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interest in a consolidated entity represents an ownership interest of 25% in two hotel properties at December 31, 2013 and 2012 and is reported in equity in the combined consolidated balance sheets. Through December 1, 2011, a hotel property held by an entity in which AHT previously had an ownership of 89% was leased on a triple-net lease basis to a third-party tenant who operated the hotel property. Effective December 2, 2011, the remaining 11% ownership interest was obtained from AHT’s partner as a result of a dispute resolution, which resulted in an adjustment to noncontrolling interest of $2.7 million, which was in a deficit position as of the time of the transaction. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in the combined consolidated statements of operations since December 2, 2011. Separately, the Company was assigned an $8.1 million note receivable associated with the venture and reached an agreement to retain $1.6 million of security deposits that were originally refundable. This resulted in a gain of $9.7 million, which is included in “Other income” in the combined consolidated statements of operations.
Income/loss from consolidated entities attributable to noncontrolling interests in our consolidated entities are reported as deductions/additions from/to net income/loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as reductions/additions from/to comprehensive income/loss.

Revenue Recognition—Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Rental income represents income from leasing hotel properties to third-party tenants on triple-net operating leases. Base rent on the triple-net lease is recognized on a straight-line basis over the lease terms and variable rent is recognized when earned. There was no base or variable rent for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, variable rent was $3.6 million. Variable rent is included in “Rental income from operating leases” on the combined consolidated statements of operations. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. For the hotel that was leased to a third party, we reported deposits into our escrow accounts for capital expenditure reserves as income up to the point in time the lease was terminated.
Other Expenses—Other expenses include telephone charges, guest laundry, valet parking, and hotel-level general and administrative expenses, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs—Advertising costs are charged to expense as incurred. For 2013, 2012 and 2011, we incurred advertising costs of $645,000, $652,000 and $566,000, respectively. Advertising costs are included in “Other expenses” in the accompanying combined consolidated statements of operations.
Equity-Based Compensation – Stock/unit-based compensation is accounted for at the fair value based on the market price of the shares at the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/units.
Corporate General and Administrative Expense—Corporate general and administrative expenses are expensed as incurred. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties for all indirect costs. All direct costs associated with the operations of the eight initial hotel properties are included in the combined consolidated financial statements.
Depreciation and Amortization—Hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 3 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Income Taxes—As a REIT, we generally will not be subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Prime TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Prime TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
The entities that own the eight hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate in follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The combined consolidated entities that operate the eight hotels are considered taxable corporations for U.S. federal, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime and Ashford Trust. The combined consolidated entities that operate the two hotels owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries (“TRS”) of Ashford Trust in April 2007, when the partnership was acquired by AHT. As more fully described in Note 15, prior to the spin-off, income tax expense in the accompanying combined consolidated financial statements was calculated on a “carve-out” basis from AHT.
In July 2006, the FASB issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries will file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities. As more fully described in Note 11, an income tax examination of one of our TRS subsidiaries is currently in process. We believe that the results of the completion of this examination will not have a material adverse effect on the accompanying combined consolidated financial statements. Consequently, as part of the separation and distribution, Ashford Trust agreed to indemnify us and CHH for (i) any expenses incurred in connection with the audit and (ii) any additional taxes, interest or penalty incurred upon resolution of the audit and any tax liability incurred as a result of such indemnity payment. However, if Ashford Trust is unable to pay the amounts required under the indemnity for any reason, we, through our ownership of CHH, would bear the burden of the additional taxes, interest and penalties owed by CHH.
Reclassifications—Amounts within equity as of December 31, 2012, December 31, 2011 and January 1, 2011 have been reclassified to conform with the current year presentation. These reclassifications have no effect on our cash flows, equity or net income (loss) previously reported.
Income (Loss) Per Share – For periods prior to the spin-off, basic income (loss) per share was calculated by dividing net income (loss) attributable to the Company by the 16.0 million shares of common stock outstanding upon the completion of the distribution (based on a distribution ratio of one share of Ashford Prime common stock for every five shares of Ashford Trust common stock), including 16,000 shares for initial grants to the five independent members of our board of directors and excluding 84,000 unvested restricted shares. In 2011, the diluted income per share was calculated by dividing net income (loss) attributable to the Company by 24.9 million shares which includes an additional 8.9 million shares that includes 84,000 unvested restricted shares and the assumed conversion of 8.8 million Ashford Prime OP units, which are comprised of 5.0 million units held by Ashford Trust which represents the initial 20% retained ownership interest in Ashford Prime OP and 3.8 million units of Ashford Prime OP held by current Ashford Trust unit holders based on the distribution ratio noted above. In 2013 and 2012, diluted (loss) per share was calculated using the 16.0 million shares of common stock outstanding upon the completion of the distribution, as the additional 8.9 million shares described above have been excluded from the diluted (loss) per share calculation as the effect would have been anti-dilutive.
For periods after the spin-off, basic income (loss) per common share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.
Recently Adopted Accounting Standards – In December 2011, the FASB issued accounting guidance to require disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements that are either netted on the balance sheet or subject to an enforceable master netting agreement or similar arrangement. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013 and the disclosures should be reported retrospectively for all comparative periods presented. We adopted this accounting guidance on January 1, 2013. The adoption of this accounting guidance did not have any impact on our financial position or results of operations.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$129,994	$129,994
Buildings and improvements	746,083	739,055
Furniture, fixtures and equipment	44,847	49,160
Construction in progress	4,583	2,759
Total cost	925,507	920,968
Accumulated depreciation	(160,181)	(149,032)
Investments in hotel properties, net	$765,326	$771,936

The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $716.8 million and $717.2 million as of December 31, 2013 and 2012, respectively.
For the years ended December 31, 2013, 2012 and 2011, depreciation expense was $30.7 million, $29.4 million and $29.7 million, respectively.
4. Note Receivable
In December 2011, in connection with the restructuring of the entity in which AHT previously owned an 89% interest, the remaining 11% was obtained as a result of a dispute resolution. AHT’s partner also assigned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania and an agreement to retain $1.6 million of security deposits that were originally refundable. This resulted in a gain of $9.7 million, which is included in “Other income” in the combined consolidated statements of operations. The note bears interest at a rate of 12.85% and matures in 2018. The interest income and related receivables recorded on the note receivable are offset against the interest expense and related accruals recorded on the TIF loan of the same amount. See Note 7.
5. Deferred Costs, net
Deferred costs, net consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred loan costs	$6,653	$8,285
Accumulated amortization	(2,589)	(6,221)
Deferred costs, net	$4,064	$2,064
Amortization of loan costs was $745,000, $1.3 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
6. Intangible Asset, net and Intangible Liability, net
Intangible asset, net and intangible liability, net consisted of the following (in thousands):

	Intangible Asset, net		Intangible Liability, net
	December 31,		December 31,
	2013	2012	2013	2012
Cost	$3,233	$3,233	$4,179	$4,179
Accumulated amortization	(602)	(512)	(384)	(327)
	$2,631	$2,721	$3,795	$3,852
Intangible asset represents a favorable market-rate lease which relates to the acquisition of the Hilton La Jolla Torrey Pines hotel in La Jolla, CA which is being amortized over the remaining lease term that expires in 2043. Intangible liability represents an unfavorable market-rate lease which relates to the acquisition of the Renaissance Tampa International Plaza in Tampa, FL which is being amortized over the remaining lease term that expires in 2080.
For the three years ended December 31, 2013, 2012 and 2011, amortization expense related to intangible asset was $90,000, $89,000 and $89,000, respectively. Estimated future amortization expense is $89,000 for each of the next five years. For the years ended December 31, 2013, 2012 and 2011, amortization related to the intangible liability was $57,000. Estimated future amortization is $57,000 for each of the next five years.

7. Indebtedness
Indebtedness and the carrying values of related collateral were as follows (in thousands):

				December 31, 2013		December 31, 2012
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral(5)
Senior credit facility (2)	Various	November 2016	LIBOR(1) +2.25% to 3.75%	$—	$—	$—	$—
Mortgage loan(3)	2 hotels	August 2013	LIBOR(1) +2.75%	—	—	141,667	259,496
Mortgage loan(4)	1 hotel	April 2017	5.91%	34,310	96,728	34,735	91,222
Mortgage loan	2 hotels	April 2017	5.95%	125,748	142,100	127,288	145,275
Mortgage loan	3 hotels	April 2017	5.95%	255,886	270,816	259,021	275,190
Mortgage loan(3)	2 hotels	February 2018	LIBOR(1) +3.50%	197,840	255,682	—	—
TIF loan(4) (6)	1 hotel	June 2018	12.85%	8,098	—	8,098	—
Total				$621,882	$765,326	$570,809	$771,183
__________________

(1)	LIBOR rates were 0.168% and 0.209% at December 31, 2013 and 2012, respectively.

(2)
Our borrowing capacity under our senior credit facility is $150.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $300.0 million. We may use up to $15.0 million for standby letters of credit. The credit facility has two one-year extension options subject to advance notice, certain conditions and a 0.25% extension fee.

(3)
On February 26, 2013, AHT refinanced the $141.7 million loan due August 2013 with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor.

(4)	These loans are collateralized by the same property.

(5)	Book value of collateral does not include $753,000 of construction in progress that was not allocated to the various hotel properties as of December 31, 2012.

(6)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 4.
Maturities and scheduled amortization of indebtedness as of December 31, 2013 for each of the following five years and thereafter are as follows (in thousands):

2014	$7,776
2015	8,478
2016	8,933
2017	401,808
2018	194,887
Thereafter	—
Total	$621,882
On November 19, 2013, we entered into a three-year, $150.0 million secured revolving credit facility. The facility is a three-year interest-only facility with all outstanding principal being due at maturity, subject to two one-year extension options, subject to certain terms and conditions. The credit facility has an accordion feature whereby the aggregate commitments may be expanded up to $300.0 million, subject to certain terms and conditions. No amounts were drawn under the facility as of December 31, 2013.
On February 26, 2013, AHT refinanced the $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. In connection with the refinance, AHT entered into an interest rate cap with a counterparty, capping LIBOR at 3.00%. The new loan continues to be secured by The Capital Hilton in Washington, D.C. and the Hilton La Jolla Torrey Pines in La Jolla, CA. We have a 75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. AHT’s share of the excess loan proceeds was approximately $40.5 million.
The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the combined consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of December 31, 2013, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

8. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. The interest rate derivatives include interest rate caps, which are subject to master netting settlement arrangements. All derivatives are recorded at fair value.
In 2008, AHT entered into two interest rate caps with identical notional amounts and strike rates of $160.0 million and 5.00%, respectively, that were designated as cash flow hedges. The first had an effective date of August 2008, maturity date of September 2010 and total cost of $352,000. The second had an effective date of September 2010, maturity date of September 2011 and a total cost of $632,000. The two instruments capped the interest rate on our mortgage loan with a principal balance of $141.7 million and a maturity date of August 2013. In 2013, AHT entered into an interest rate cap with a notional amount and strike rate of $199.9 million and 3.00%, respectively, which had an effective date of March 2013, a maturity date of March 2015 and total cost of $36,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $197.8 million and a maturity date of February 2018. At December 31, 2012, we had no derivative instruments.
9. Fair Value Measurements
Fair Value Hierarchy—Our financial instruments measured at fair value either on a recurring or a non-recurring basis are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the market place as discussed below:

•
Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets.

•
Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•
Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability.

The fair values of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (the Level 2 inputs). We also incorporate credit valuation adjustments (the Level 3 inputs) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.
We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
At December 31, 2013, the only asset or liability measured at fair value on a recurring basis was one interest rate derivative with a fair value of $0. At December 31, 2012 there were no assets or liabilities measured at fair value on a recurring basis.

Effect of Fair Value Measured Assets and Liabilities on Combined Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the combined consolidated statements of operations (in thousands):

	Gain or (Loss) Recognized in Income						Reclassified from Accumulated OCI into Interest Expense
	Year Ended December 31,						Year Ended December 31,
	2013		2012		2011		2013	2012	2011
Assets
Derivative assets:
Interest rate derivatives	$(36)	(1)	$—	(1)	$—	(1)	$—	$—	$435

(1)	Reported as “Unrealized loss on derivatives” in the combined consolidated statements of operations.
In 2013, 2012 and 2011, there were no changes in fair values of interest rate derivatives that were recognized as a change in other comprehensive income (loss).
10. Summary of Fair Value of Financial Instruments
Determining the estimated fair values of certain financial instruments such as notes receivable and indebtedness requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$—	$—	$—	$—
Financial assets not measured at fair value:
Cash and cash equivalents	$143,776	$143,776	$20,313	$20,313
Restricted cash	$5,951	$5,951	$16,891	$16,891
Accounts receivable	$7,029	$7,029	$5,892	$5,892
Notes receivable	$8,098	$ 10,954 to $12,108	$8,098	$ 11,796 to $13,037
Due from third-party hotel managers	$18,480	$18,480	$16,141	$16,141
Financial liabilities not measured at fair value:
Indebtedness	$621,882	$615,880 to $680,710	$570,809	$552,245 to $610,376
Accounts payable and accrued expenses	$17,279	$17,279	$18,109	$18,109
Dividends payable	$1,245	$1,245	$—	$—
Due to third-party hotel managers	$649	$649	$585	$585
Due to related parties, net	$13,030	$13,030	$—	$—
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, accounts payable and accrued expenses, dividends payable, due to/from third-party hotel managers and due to related parties, net. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Notes receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at December 31, 2013 and 2012. We estimated the fair value of the note receivable to be approximately 35.3% to 49.5% higher than the carrying value of $8.1 million at December 31, 2013, and approximately 45.7% to 61.0% higher than the carrying value of $8.1 million at December 31, 2012. This is considered a Level 2 valuation technique.

Derivative assets. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of the Company and the counterparties. See Notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. For the December 31, 2013 and 2012 indebtedness valuations, we used estimated future cash flows discounted at applicable index forward curves adjusted for credit spreads. We estimated the fair value of the total indebtedness to be approximately 99.0% to 109.5% of the carrying value of $621.9 million at December 31, 2013, and approximately 96.7% to 106.9% of the carrying value of $570.8 million at December 31, 2012. This is considered a Level 2 valuation technique.
11. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2013, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at December 31, 2013, we paid a) 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 31, 2023 through December 31, 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land under two non-cancelable operating ground leases, which expire in 2043 and 2080, related to our hotel properties in La Jolla, CA and Tampa, FL. These leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2013, 2012, and 2011, we recognized rent expense of $3.0 million, $2.9 million and $2.4 million, respectively, which included contingent rent of $729,000, $660,000 and $125,000, respectively. Rent expense is included in other expenses in the combined consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2014	$2,284
2015	2,262
2016	2,197
2017	2,186
2018	2,180
Thereafter	69,591
Total	$80,700
Capital Commitments—At December 31, 2013, we had capital commitments of $12.7 million relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—We are engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
Income Taxes—We and our subsidiaries will file income tax returns in the federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities.

As part of our formation transactions, AHT contributed its indirect interest in CHH III Tenant Parent Corp., the parent of the TRS lessees for two of our initial properties, and for which we elected to treat as a TRS. AHT also elected to treat CHH III Tenant Parent Corp. as a TRS.
In September 2010, the Internal Revenue Service (“IRS”) completed an audit of CHH for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Section 482 of the Internal Revenue Code that reduced the amount of rent AHT charged CHH. AHT owns a 75% interest in the hotel properties and CHH. In connection with the CHH audit, the IRS selected AHT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to AHT as an alternative to the CHH proposed adjustment. The AHT adjustment is based on the REIT 100% federal excise tax on its share of the amount by which the rent was held to be greater than the arm’s length rate. AHT strongly disagreed with the IRS’ position and appealed its cases to the IRS Appeals Office. In determining amounts payable by CHH under its leases, AHT engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms’ length terms as required by applicable Treasury regulations. AHT believes the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed the AHT and CHH cases in 2012. In July 2013, the IRS Appeals Office issued “no-change letters” for CHH and AHT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS has requested and AHT agreed to extend the assessment statute of limitations for both CHH and AHT for the 2007 tax year to March 31, 2014. Accordingly, the IRS has the right to reopen the cases until March 31, 2014. However, the IRS typically only reopens closed cases in very limited circumstances, none of which AHT believes are applicable to its cases.
In June 2012, the IRS completed audits of CHH and AHT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to CHH or AHT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both AHT and CHH. The AHT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to CHH was greater than the arms’ length rate pursuant to IRC Section 482. The CHH adjustment is for $1.6 million of additional income, which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The CHH adjustment represents the IRS’ imputation of compensation to CHH under IRC Section 482 for agreeing to be a party to the lessor entity’s bank loan agreement. Until the spin-off, AHT owned a 75% interest in the lessor entity. AHT strongly disagrees with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, AHT believes the IRS has misinterpreted certain terms of the lease, third-party hotel management agreements, and bank loan agreements. AHT appealed the cases to the IRS Appeals Office, and the IRS assigned the same Appeals team that oversaw the 2007 cases to the 2008 cases. AHT’s representatives attended the Appeals conferences for the 2008 cases in August 2013 and February 2014. One or more additional conferences with the Appeals Office will be required to resolve the cases and AHT anticipates these will occur later in 2014. The IRS has requested and AHT has agreed to extend the assessment statute of limitations three times for both CHH and AHT for the 2008 tax year to September 30, 2014. Consequently, as part of the separation and distribution, Ashford Trust agreed to indemnify us and CHH for (i) any expenses incurred in connection with the audits and (ii) any additional taxes, interest or penalty incurred upon resolution of the audit and any tax liability incurred as a result of such indemnity payment. However, if Ashford Trust is unable to pay the amounts required under the indemnity for any reason, we, through our ownership of CHH, would bear the burden of the additional taxes, interest and penalties owed by CHH.
With respect to the 2008 IRS audit, AHT believes CHH and AHT will substantially prevail in the eventual settlement of the audit. AHT has concluded that the positions reported on the tax returns under audit by the IRS are, solely on their technical merits, more-likely-than-not to be sustained upon examination.
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Ashford Prime OP, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units to total units outstanding. Beginning one year after issuance, each common unit of limited partnership interest may be redeemed, by the holder, for either cash or, at our sole discretion, one share of our common stock.
In connection with the previously discussed spin-off, Ashford Trust maintained a 20% interest in Ashford Prime OP. Additionally, Ashford Trust’s unit holders received one common unit in Ashford Prime OP for every five units held in Ashford Trust OP. This represented an additional 15.26% interest in Ashford Prime OP. The 35.26% ownership in Ashford Prime OP of $117.5 million was reclassified from additional paid-in capital to redeemable noncontrolling interests in operating partnership as it represents the portion of Ashford Prime OP’s equity distributed to non-controlling interest holders in Ashford Prime OP.

During 2013, no operating partnership units were presented for redemption or converted to shares of our common stock.
Redeemable noncontrolling interests in our operating partnership as of December 31, 2013 was $159.7 million, which represented ownership of 35.26%. There was no redeemable noncontrolling interests of December 31, 2012. The carrying value of redeemable noncontrolling interests as of December 31, 2013 included an adjustment of $56.0 million to reflect the excess of redemption value over the accumulated historical cost. For 2013, we allocated net loss of $7.1 million to the redeemable noncontrolling interests. We declared cash distributions to operating partnership units of $439,000 for the year ended December 31, 2013. A summary of the activity of the operating partnership units is as follow (in thousands):

	Year Ended December 31, 2013
Units outstanding at beginning of year	—
Units issued in connection with spin-off	8,776
Units outstanding at end of year	8,776
Units convertible/redeemable at end of year	—	(1)
__________________
(1) Beginning one year after issuance, each common unit of limited partnership interest may be redeemed, by the holder, for either cash or, at our sole discretion, one share of our common stock.
13. Equity
Dividends – Common stock dividends declared for the year ended December 31, 2013 were $806,000. There were no dividends declared for the years ended December 31, 2012 and 2011.

Noncontrolling Interests in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(2.6) million and $12.5 million, respectively at December 31, 2013 and 2012. Through December 1, 2011, AHT owned the Courtyard Philadelphia Downtown hotel in an entity in which AHT had an ownership interest of 89%, and the hotel was leased on a triple-net lease basis to a third-party tenant. Rental income from this operating lease is included in the combined consolidated results of operations for the period from January 1, 2011 through December 1, 2011. Effective December 2, 2011, AHT obtained the remaining 11% ownership interest from its partner as a result of a dispute resolution. The triple-net lease agreement was canceled and the operating results of this hotel property have been included in the combined consolidated statements of operations since December 2, 2011. Income (loss) from consolidated entities attributable to these noncontrolling interests was $934,000, $752,000 and $(989,000) for 2013, 2012 and 2011, respectively.
14. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, we are authorized to grant 850,000 restricted shares of our common stock as incentive stock awards and under the Advisor Equity Incentive Plan we are authorized to grant 1.6 million shares of our common stock as incentive stock awards. At December 31, 2013, 834,000 shares were available for future issuance under the 2013 Equity incentive Plan and 1.6 million were available under the Advisor Equity Incentive Plan.
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2013		2012		2011
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	—	$—	—	$—	—	$—
Restricted shares granted	16	$21.35	—	$—	—	$—
Restricted shares issued in connection with spin-off	84	$21.35	—	$—	—	$—
Restricted shares vested	(16)	$21.35	—	$—	—	$—
Outstanding at end of year	84	$21.35	—	$—	—	$—
Stock-based compensation expense of $342,000 was recognized for the year ended December 31, 2013 in connection with 16,000 initial stock grants to our independent directors, which vested immediately. There was no stock-based compensation expense in either of the years ended December 31, 2012 and 2011. The restricted stock vested during 2013 had a fair value of $353,000 at the date of vesting. At December 31, 2013, the outstanding restricted shares had an aggregate value of $1.5 million.
15. Income Taxes
For federal income tax purposes, we intend to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013 and will make an election in 2014 upon filing our 2013 income tax return. To qualify as a REIT, we must meet certain organizational and operational stipulations, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our shareholders. We currently intend to adhere to these requirements and maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes as well as to federal income and excise taxes on our undistributed taxable income.
At December 31, 2013, all of our eight hotel properties were leased by Prime TRS. Prime TRS recognized net book income before income taxes of $5.5 million, $11.0 million and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Income tax expense for the TRS that operates six hotels has been calculated on a separate stand-alone basis. For the period from January 1, 2013 through November 18, 2013, the year ended December 31, 2012 and the period from December 2, 2011 through December 31, 2011, the results of operations of the six hotels were included in the consolidated tax returns in various jurisdictions of a TRS subsidiary of AHT. For the period from January 1, 2011 through December 1, 2011, the results of operations of the same hotels, with the exception of the Philadelphia hotel, were included in the consolidated tax returns in various jurisdictions of a TRS subsidiary of AHT. Through December 1, 2011, the Philadelphia hotel was owned by a consolidated partnership in which AHT previously had an ownership interest of 89% and was leased under a triple-net lease to a third-party tenant who operated the hotel property. The partnership was not subject to federal and state income taxes. However, the partnership was subject to city income taxes. The city income tax expense for the consolidated joint venture for the period from January 1, 2011 through December 1, 2011, has been included in the accompanying combined consolidated financial statements at the same amounts included in AHT’s consolidated financial statements. For the period from November 19, 2013 through December 31, 2013, the results of operations of the six hotels will be included in the tax returns in various jurisdictions of a TRS subsidiary of Ashford Prime. Income tax expense for the TRSs that lease the two hotels owned by the other consolidated partnership and the District of Columbia tax on the partnership has been included in the accompanying combined consolidated financial statements at the same amounts included in AHT’s consolidated financial statements for the period from January 1, 2013 through November 18, 2013 and the years ended December 31, 2012 and 2011. For the period from November 19, 2013 through December 31, 2013, this income tax expense was separately determined under the Ashford Prime ownership structure.
The following table reconciles the income tax expense at statutory rates to the actual income tax (expense) benefit recorded (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense at federal statutory income tax rate of 35%	$(1,838)	$(3,729)	$(2,282)
State income tax expense, net of federal income tax benefit	(164)	(366)	(151)
State and local income tax expense on pass-through entity subsidiaries	(161)	(139)	(123)
Gross receipts and margin taxes	(177)	(177)	(170)
Other	(65)	(36)	27
Valuation allowance	62	63	63
Total income tax expense	$(2,343)	$(4,384)	$(2,636)
The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(2,043)	$(3,693)	$(1,417)
State	(504)	(711)	(397)
Total current	(2,547)	(4,404)	(1,814)
Deferred:
Federal	178	18	(744)
State	26	2	(78)
Total deferred	204	20	(822)
Total income tax expense	$(2,343)	$(4,384)	$(2,636)
For the years ended December 31, 2013, 2012 and 2011, income tax expense (benefit) includes interest and penalties paid to taxing authorities of $0, $(2,000) and $0, respectively. At December 31, 2013 and 2012, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2013 and 2012, our net deferred tax liability, included in accounts payable and accrued expenses on the combined consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2013	2012
Allowance for doubtful accounts	$15	$13
Unearned income	69	80
Unfavorable management contract liability	189	255
Federal and state net operating losses	2,101	2,027
Accrued expenses	585	594
Prepaid expenses	(1,183)	(1,172)
Accrued revenue	—	(224)
Tax property basis greater (less) than book basis	1,547	(174)
Other	4	6
Deferred tax asset	3,327	1,405
Valuation allowance	(3,920)	(2,202)
Net deferred tax liability	$(593)	$(797)
At December 31, 2013 and 2012, we recorded a valuation allowance of $3.9 million and $2.2 million, respectively, to fully reserve our deferred tax asset. As a result of cumulative consolidated losses in 2013, 2012 and 2011, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not our deferred tax asset will not be realized, and therefore, have provided a valuation allowance to fully reserve against the balances. The cumulative combined consolidated losses for the period from January 1, 2013 through November 18, 2013 and the years ended December 31, 2012 and 2011 were determined on a “carve out” basis from AHT. The cumulative combined consolidated losses through December 31, 2013 also included the consolidated loss for Ashford Prime for the period from November 19, 2013 through December 31, 2013. For tax purposes, the Company’s activities related to the six wholly-owned properties were included in the federal, state and local income tax return filings for AHT and its subsidiaries through November 18, 2013. Net operating losses for AHT and its subsidiaries during 2011, 2012 and 2013 were not able to be carried back. Accordingly, the tax accounts for the Company have been determined, assuming that net operating losses and other tax attributes cannot be carried back. At December 31, 2013, the TRSs had net operating loss carryforwards for federal income tax purposes of $3.9 million, and are available to offset future taxable income, if any, through 2023. The $3.9 million of net operating loss carryforwards is attributable to acquired subsidiaries and is subject to substantial limitation on its use.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$2,202	$2,033	$2,071
Additions charged to other	1,867	232	366
Deductions	(149)	(63)	(404)
Balance at end of year	$3,920	$2,202	$2,033
16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to common shareholders – Basic and diluted:
Net income (loss) attributable to the Company	$(11,782)	$(4,545)	$626
Less: Dividends on common stock	(802)	—	—
Less: Dividends on unvested restricted shares	(4)	—	—
Undistributed net loss allocated to common shareholders	(12,588)	(4,545)	626
Add back: Dividends on common stock	802	—	—
Distributed and undistributed net loss - basic and diluted	$(11,786)	$(4,545)	$626

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	16,045	16,045	16,045
Weighted average common shares outstanding - diluted	16,045	16,045	24,905

Loss per share – basic:
Net loss allocated to common shareholders per share	$(0.73)	$(0.28)	$0.04
Loss per share – diluted:
Net loss allocated to common shareholders per share	$(0.73)	$(0.28)	$0.03
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net loss allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$4	$—	$—
Loss attributable to redeemable noncontrolling interests in operating partnership	(7,080)	—	—
Total	$(7,076)	$—	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	84	84	—
Effect of assumed conversion of operating partnership units	8,776	8,776	—
Total	8,860	8,860	—

17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2013 and 2012, all of our hotel properties were domestically located.

18. Related Party Transactions
We have management agreements with Remington Lodging (“Remington”), which is beneficially wholly owned by our chairman and chief executive officer and AHT’s chairman emeritus. Under the agreements, we pay Remington market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees of up to 4% of project cost.
The following fees related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2013	2012	2011
Market service and project management fees	$2,118	$940	$665
Management agreements with Remington include exclusivity clauses that requires us to engage Remington, unless our independent directors either (i) unanimously vote not to hire Remington or (ii) by a majority vote elect not to engage Remington because either special circumstances exist such that it would be in the best interest of us not to engage Remington, or, based on the Remington’s prior performance, it is believed that another manager or developer could perform the management, development or other duties materially better.
In connection with our spin-off, we entered into an advisory agreement with Ashford Advisor, in which it acts as our external advisor, and as a result, we pay advisory fees to Ashford Advisor. We are required to pay Ashford Advisor a quarterly base fee equal to 0.70% per annum of our total enterprise value, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. We are also required to pay Ashford Advisor an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford Advisor for certain expenses, including employment and travel expenses of employees of Ashford Advisor providing internal audit services, as specified in the advisory agreement.
For the year ended December 31, 2013, we paid advisory fees of $1.0 million to Ashford Advisor which was comprised of a base advisory fee of $878,000, reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee were paid for 2013. At December 31, 2013, we have a payable of $15.5 million, included in due to related party, net, associated with reimbursable expenses in connection with the spin-off and the fees discussed above offset by a receivable of $2.4 million associated with certain property expenses paid by us on behalf of AHT, which related to the period prior to the spin-off.
19. Concentration of Risk
Our investments are all concentrated within the hotel industry. Our investment strategy is to acquire primarily full-service and select-service hotels in the luxury, upper-upscale and upscale segments located predominantly in domestic and international gateway markets with RevPAR twice the national average. At present, all of our hotels are located domestically with two located in Seattle, WA comprising 18% of total hotel revenue. During 2013, six of our hotels generated revenues in excess of 10% of total hotel revenue amounting to 86% of total hotel revenue.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions. At December 31, 2013, our exposure risk related to our cash is spread among a diversified group of investment grade financial institutions.

20. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Total revenue	$54,086	$63,342	$60,960	$55,108	$233,496
Total operating expenses	48,909	50,043	51,595	63,539	214,086
Operating income (loss)	$5,177	$13,299	$9,365	$(8,431)	$19,410
Net income (loss)	$(5,326)	$4,329	$29	$(16,960)	$(17,928)
Net income (loss) attributable to the Company	$(4,622)	$3,829	$400	$(11,389)	$(11,782)
Diluted income (loss) attributable to common shareholders per share	$(0.29)	$0.15	$0.02	$(0.71)	$(0.73)
Weighted average diluted common shares	16,045	24,905	24,905	16,045	16,045
2012
Total revenue	$48,612	$57,375	$54,043	$61,158	$221,188
Total operating expenses	44,610	47,069	45,757	51,946	189,382
Operating income	$4,002	$10,306	$8,286	$9,212	$31,806
Net income (loss)	$(4,889)	$1,429	$(636)	$303	$(3,793)
Net income (loss) attributable to the Company	$(4,767)	$1,464	$(322)	$(920)	$(4,545)
Diluted income (loss) attributable to common shareholders per share	$(0.30)	$0.06	$(0.02)	$(0.06)	$(0.28)
Weighted average diluted common shares	16,045	24,905	16,045	16,045	16,045
21. Subsequent Events (unaudited)
On January 21, 2014, we commenced an underwritten public offering of 8.0 million shares of common stock at $16.50 per share for gross proceeds of $132.0 million. The net proceeds from the sale of the shares after underwriting discounts and estimated offering expenses are estimated to be approximately $124.7 million. The offering closed on January 29, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. On February 4, 2014, the underwriters fully exercised their option and purchased an additional 1.2 million shares of our common stock at a price of $16.50 per share less the underwriting discount resulting in additional net proceeds estimated to be approximately $18.9 million.
On February 24, 2014, we acquired a 100% interest in the Sofitel Chicago Water Tower (“Sofitel Chicago”) in Chicago, Illinois pursuant to the previously announced Agreement of Purchase and Sale, dated as of December 23, 2013, by and among the Company and Chestnut OwnerCo, LLC and Chestnut LeaseCo, LLC. We paid an aggregate purchase price of $153.0 million in cash. The acquisition was funded with proceeds from an $80.0 million non-recourse mortgage loan and proceeds from the Company’s equity offering discussed above. We have allocated the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investments in hotel properties, property level working capital balances, and any potential intangibles. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact the depreciation and amortization expense.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$24,043
Buildings and improvements	126,228
Furniture, fixtures, and equipment	2,729
153,000
Net other assets and liabilities	2,444
The results of operations of the hotel property will be included in our results of operations beginning February 24, 2014.
On February 24, 2014, to fund a portion of our acquisition of the Sofitel Chicago, we completed the financing for an $80.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 2.30%. The stated maturity date of the mortgage loan is March 9, 2016, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Sofitel Chicago.
On March 1, 2014, we acquired a 100% interest in the Pier House Resort from Ashford Trust for total consideration of $92.7 million. We assumed the $69.0 million mortgage on the property and paid the balance of the purchase price with cash from our underwritten public offering. We have allocated the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investments in hotel properties, property level working capital balances, indebtedness and any potential intangibles. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact the depreciation and amortization expense.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$56,900
Buildings and improvements	30,470
Furniture, fixtures, and equipment	5,372
92,742
Net other assets and liabilities	1,278
Indebtedness	$(69,000)
The results of operations of the hotel property will be included in our results of operations beginning on March 1, 2014.
The following table reflects the unaudited pro forma results of operations as if both acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total revenue	$294,301	$279,134	$245,121
Net income (loss)	$(11,594)	$(1,166)	$352

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officer, and Corporate Governance
The information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accountant Fees and Services
The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
PART IV
Item 15. Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 92 through 117 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 124.
Schedule III – Real Estate and Accumulated Depreciation
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index on pages 121 through 123.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

ASHFORD HOSPITALITY TRUST, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 31, 2014
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President and Director	March 31, 2014
Douglas A. Kessler

/s/ DAVID J. KIMICHIK	Chief Financial Officer (Principal Financial Officer)	March 31, 2014
David J. Kimichik

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2014
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 31, 2014
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	March 31, 2014
Curtis B. McWilliams

/s/ W. MICHAEL MURPHY	Director	March 31, 2014
W. Michael Murphy

/s/ MATTHEW D. RINALDI	Director	March 31, 2014
Matthew D. Rinaldi

/s/ ANDREW L. STRONG	Director	March 31, 2014
Andrew L. Strong

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Trust, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 12, 2013)

2.2
Separation and Distribution Agreement Correction between Ashford Hospitality Prime, Inc., Ashford Hospitality Trust, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-11 filed on December 19, 2013)

3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 12, 2013)
3.2	Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 12, 2013)
4.1	Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013)
10.1
Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 25, 2013)

10.2
Advisory Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 25, 2013)

10.3
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 25, 2013)

10.4	Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2013)
10.5	Ashford Hospitality Prime, Inc. Advisor Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-11 filed on December 19, 2013)
10.6
Option Agreement Pier House Resort & Spa by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 25, 2013)

10.7
Option Agreement Crystal Gateway Marriott by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 25, 2013)

10.8
Mutual Exclusivity Agreement by and among Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc. and Remington Lodging & Hospitality, LLC, as consented and agreed to by Monty J. Bennett, dated November 19, 2013 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 25, 2013)

10.9
Ashford Prime Hotel Master Management Agreement by and between Ashford Prime TRS Corporation and Remington Lodging & Hospitality, LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 25, 2013)

10.10
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on November 25, 2013)

10.11
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 25, 2013)

10.12
Registration Rights Agreement between Ashford Hospitality Prime, Inc., for the benefit of the holders of common partnership units in Ashford Hospitality Prime Limited Partnership named therein, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 25, 2013)

10.13
Open-End Mortgage, Security Agreement, Financing Statement and Assignment of Rents, dated as of April 9, 2007 and effective as of April 11, 2007, by Ashford Philadelphia Annex LP (f/k/a Ashford Philadelphia Annex, LLC) for the benefit of U.S. Bank National Association, as Trustee, successor-in-interest to Bank of America, N.A., as Trustee, successor-in-interest to Wells Fargo Bank, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C32, as successor-in-interest to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

Exhibit Number	Exhibit Description
10.13a
Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.13a to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.14
First Amendment to Open-End Mortgage, Security Agreement, Financing Statement and Assignment of Rents and to Assignment of Leases and Rents and Security Deposits, by Ashford Philadelphia Annex LP (f/k/a Ashford Philadelphia Annex, LLC) for the benefit of U.S. Bank National Association, as Trustee, successor-in-interest to Bank of America, N.A., as Trustee, successor-in-interest to Wells Fargo Bank, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C32, as successor-in-interest to Wachovia Bank, National Association, effective as of November 19, 2013 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.15
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Plano-M LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14a to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.16
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford San Francisco II LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C31, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14b to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.17
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Seattle Downtown LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C31, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14c to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.18
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Seattle Waterfront LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14d to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.19
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Tampa International Hotel Partnership, LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14d to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.20
Amended and Restated Leasehold Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents, dated as of February 26, 2013, by CHH Torrey Pines Hotel Partners, LP for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.21
Amended and Restated Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents, dated as of February 26, 2013, by CHH Capital Hotel Partners, LP for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.22
Licensing Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Prime, Inc. and Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 25, 2013)

10.23
Credit Agreement between Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc., Bank of America, N.A. and the other lenders party thereto, dated November 19, 2013 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on November 25, 2013)

10.24
Agreement of Purchase and Sale by and among Chestnut OwnerCo, LLC, Chestnut LeaseCo, LLC and Ashford Hospitality Prime Limited Partnership, dated as of December 23, 2013 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.25
Loan Document by and among Ashford Chicago LP, Ashford TRS Chicago II LLC and German American Capital Corporation, dated February 24, 2014 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 26, 2014)

10.26
Guaranty of Recourse Obligations by Ashford Hospitality Prime Limited Partnership, dated February 24, 2014 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 26, 2014)

Exhibit Number	Exhibit Description
10.27
Loan Document by and between Ashford Pier House LP and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 6, 2014)

10.28
Senior Mezzanine Loan Document by and between Ashford Pier House Mezz A LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 6, 2014)

10.29
Junior Mezzanine Loan Document by and between Ashford Pier House Mezz B LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on March 6, 2014)

21.1*	List of Subsidiaries of Ashford Hospitality Prime, Inc.
21.2*	List of Special Purpose Entities of Ashford Hospitality Prime, Inc.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1*
Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2*
Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with Sec Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

_________________________
* Filed herewith.

SCHEDULE III
THE ASHFORD HOSPITALITY PRIME HOTELS
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(dollars in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hilton	Washington, D.C.	$129,320	$45,720	$106,245	$—	$34,369	$45,720	$140,614	$186,334	$36,194	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	68,520	—	114,614	—	18,746	—	133,360	133,360	27,818	—	04/2007	(1),(2),(3)
Marriott	Seattle, WA	133,061	31,888	112,176	—	4,690	31,888	116,866	148,754	21,706	—	04/2007	(1),(2),(3)
Marriott	Plano, TX	78,022	2,725	93,044	—	8,342	2,725	101,386	104,111	18,527	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	42,408	9,814	94,029	—	12,973	9,814	107,002	116,816	20,088	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Seattle, WA	58,546	17,194	46,711	—	3,951	17,194	50,662	67,856	9,611	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	67,202	22,653	72,731	—	1,690	22,653	74,421	97,074	13,219	—	04/2007	(1),(2),(3)
Renaissance	Tampa, FL	44,803	—	69,179	—	2,023	—	71,202	71,202	13,018	—	04/2007	(1),(2),(3)
Total		$621,882	$129,994	$708,729	$—	$86,784	$129,994	$795,513	$925,507	$160,181
__________________

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 7.5 years.

(3)	Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2013	2012	2011
Investment in Real Estate:
Beginning balance	$920,968	$924,318	$919,356
Additions	24,119	12,183	10,555
Write-offs	(19,580)	(15,533)	(5,593)
Ending balance	925,507	920,968	924,318
Accumulated Depreciation:
Beginning balance	149,032	135,148	111,034
Depreciation expense	30,729	29,417	29,707
Write-offs	(19,580)	(15,533)	(5,593)
Ending balance	160,181	149,032	135,148
Investment in Real Estate, net	$765,326	$771,936	$789,170