Form 10-Q
period 2014-03-31
Ashford Hospitality Prime, Inc.
filed 2014-05-12
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	25,380,633
(Class)	Outstanding at May 8, 2014

ASHFORD HOSPITALITY PRIME, INC
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investments in hotel properties, net	$1,012,137	$765,326
Cash and cash equivalents	176,418	143,776
Restricted cash	5,572	5,951
Accounts receivable, net of allowance of $36 and $34, respectively	11,080	7,029
Inventories	641	318
Note receivable	8,098	8,098
Deferred costs, net	5,084	4,064
Prepaid expenses	4,064	2,233
Derivative assets	98	—
Other assets	1,954	4,501
Intangible asset, net	2,609	2,631
Due from related party, net	709	12
Due from third-party hotel managers	20,635	18,480
Total assets	$1,249,099	$962,419
Liabilities and Equity
Liabilities:
Indebtedness	$769,054	$621,882
Capital lease payable	20	—
Accounts payable and accrued expenses	29,833	17,279
Dividends payable	1,705	1,245
Unfavorable management contract liabilities	435	474
Due to Ashford Trust, net	1,580	13,042
Due to third-party hotel managers	769	649
Intangible liability, net	3,781	3,795
Other liabilities	928	926
Total liabilities	808,105	659,292
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in operating partnership	132,695	159,726
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,329,112 and 16,129,112 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	253	161
Additional paid-in capital	390,859	246,928
Accumulated deficit	(79,782)	(101,062)
Total stockholders’ equity of the Company	311,330	146,027
Noncontrolling interest in consolidated entity	(3,031)	(2,626)
Total equity	308,299	143,401
Total liabilities and equity	$1,249,099	$962,419
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Revenue
Rooms	$43,971	$38,618
Food and beverage	15,181	13,094
Other	2,636	2,374
Total hotel revenue	61,788	54,086
Other	18	—
Total revenue	61,806	54,086
Expenses
Hotel operating expenses:
Rooms	10,954	9,506
Food and beverage	9,684	8,737
Other expenses	16,624	14,255
Management fees	2,518	2,255
Total hotel expenses	39,780	34,753
Property taxes, insurance and other	3,667	2,927
Depreciation and amortization	8,773	7,450
Advisory services fee	2,194	—
Transaction costs	1,593	—
Corporate general and administrative	1,024	3,779
Total expenses	57,031	48,909
Operating income	4,775	5,177
Interest income	4	10
Interest expense and amortization of loan costs	(8,989)	(7,892)
Write-off of loan costs and exit fees	—	(1,971)
Unrealized loss on derivatives	(15)	(31)
Loss before income taxes	(4,225)	(4,707)
Income tax expense	(226)	(619)
Net loss	(4,451)	(5,326)
Loss from consolidated entities attributable to noncontrolling interests	405	704
Net loss attributable to redeemable noncontrolling interests in operating partnership	1,168	—
Net loss attributable to the Company	$(2,878)	$(4,622)
Loss per share – basic:
Net loss attributable to common shareholders	$(0.13)	$(0.29)
Weighted average common shares outstanding – basic	22,308	16,045
Loss per share – diluted:
Net loss attributable to common shareholders	$(0.13)	$(0.29)
Weighted average common shares outstanding – diluted	22,308	16,045
Dividends declared per common share	$0.05	$—
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net loss	$(4,451)	$(5,326)
Other comprehensive loss, net of tax:
Change in unrealized loss on derivatives	—	—
Reclassification to interest expense	—	—
Total other comprehensive loss	—	—
Total comprehensive loss	(4,451)	(5,326)
Comprehensive loss attributable to noncontrolling interests in consolidated entities	405	704
Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	1,168	—
Comprehensive loss attributable to the Company	$(2,878)	$(4,622)
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amounts
Balance at January 1, 2014	16,129	$161	$246,928	$(101,062)	$(2,626)	$143,401	$159,726
Issuance of common stock	9,200	92	143,931	—	—	144,023	—
Dividends declared - common stock	—	—	—	(1,266)	—	(1,266)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(439)
Net loss	—	—	—	(2,878)	(405)	(3,283)	(1,168)
Redemption value adjustment	—	—	—	25,424	—	25,424	(25,424)
Balance at March 31, 2014	25,329	$253	$390,859	$(79,782)	$(3,031)	$308,299	$132,695
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash Flows from Operating Activities
Net loss	$(4,451)	$(5,326)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	8,773	7,450
Amortization of loan costs	371	248
Write-off of loan costs and exit fees	—	1,971
Amortization of intangibles	(53)	(54)
Unrealized loss on derivatives	15	31
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Restricted cash	920	10,470
Accounts receivable and inventories	(2,892)	(3,559)
Prepaid expenses and other assets	(2,022)	(1,525)
Accounts payable and accrued expenses	5,427	648
Due to/from related parties, net	(665)	—
Due to/from third-party hotel managers	(2,035)	(1,056)
Due to/from Ashford Trust	(7,862)	—
Other liabilities	(14)	6
Net cash provided by (used in) operating activities	(4,488)	9,304
Cash Flows from Investing Activities
Acquisition of hotel properties, net of cash acquired	(169,609)	—
Improvements and additions to hotel properties	(9,541)	(5,955)
Net cash used in investing activities	(179,150)	(5,955)
Cash Flows from Financing Activities
Borrowings on indebtedness	80,000	199,875
Repayments of indebtedness	(2,037)	(142,999)
Payments of loan costs and exit fees	(3,277)	(2,821)
Payments for derivatives	(93)	(36)
Payments for spin-off costs	(1,091)	—
Payments for dividends	(1,245)	—
Issuance of common stock	144,023	—
Contributions from owners	—	6,118
Distributions to owners	—	(54,381)
Distributions to a noncontrolling interest in a consolidated entity	—	(15,712)
Net cash provided by (used in) financing activities	216,280	(9,956)
Net change in cash and cash equivalents	32,642	(6,607)
Cash and cash equivalents at beginning of period	143,776	20,313
Cash and cash equivalents at end of period	$176,418	$13,706
Supplemental Cash Flow Information
Interest paid	$7,764	$7,341
Income taxes paid	$403	$—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Net other assets and liabilities acquired	$(3,615)	$—
Non-cash assumption of debt	$69,000	$—
Dividends declared but not paid	$1,705	$—
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a an externally-advised Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime intends to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013 and will make an election in 2014 upon filing its 2013 income tax return. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership ("Ashford Prime OP"). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its financial statements.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Hospitality Trust, Inc. ("AHT" or "Ashford Trust"), a NYSE-listed REIT, completed the spin-off of Ashford Prime through the distribution of its outstanding common stock to the Ashford Trust stockholders.
We are advised by Ashford Hospitality Advisors LLC ("Ashford Advisor"), a subsidiary of Ashford Trust, which is staffed by the Ashford Trust management team, through an external advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford Advisor. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford Advisor.
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
The accompanying consolidated financial statements include the accounts of certain wholly-owned and majority owned subsidiaries of Ashford Prime OP that own and operate ten hotels in six states and the District of Columbia. The portfolio includes eight wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,703 total rooms, or 3,469 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime will need to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of March 31, 2014, all of our ten hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). Prime TRS then engages hotel management companies to operate the hotels under management contracts. As of March 31, 2014, eight of the ten hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging and Hospitality LLC ("Remington") which are eligible independent contractors under the Internal Revenue Code.
With respect to six of the eight initial hotels, the accompanying carve-out financial statements for the three months ended March 31, 2013 include the accounts of the following subsidiaries:

1	Ashford Plano-M LP

2	Ashford Seattle Waterfront LP

3	Ashford Tampa International Hotel Partnership LP

4	Ashford Seattle Downtown LP

5	Ashford San Francisco II LP

6	Ashford Philadelphia Annex LP

7	Ashford TRS Philadelphia Annex LLC

8	Ashford TRS Sapphire III LLC

9	Ashford TRS Sapphire VII LLC

With respect to the other two initial hotels, the accompanying carve-out financial statements for the three months ended March 31, 2013 include the accounts of Ashford HHC Partners III, LP and its subsidiaries which include:

1	CHH Torrey Pines Hotel Partners, LP

2	CHH Capital Hotel Partners, LP

3	CHH III Tenant Parent Corp.

4	CHH Torrey Pines Tenant Corp.

5	CHH Capital Tenant Corp.

6	CHH Torrey Pines Hotel GP, LLC

7	CHH Capital Hotel GP, LLC
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—The accompanying historical unaudited condensed consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc. and its majority-owned subsidiaries in which it has a controlling interest. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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
The following items affect reporting comparability of our historical condensed consolidated and combined consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

•
On February 24, 2014, we acquired the Sofitel Chicago Water Tower and on March 1, 2014, we acquired the Pier House Resort. The results of these hotels are included in our results of operations as of their respective acquisition dates.

Use of Estimates—The preparation of these condensed consolidated and combined consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three months ended March 31, 2014 and 2013, there were no impairment charges.
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
Deferred Costs, net—Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are recorded at cost and amortized on a straight-line basis over the initial term of the franchise agreement.
Intangible Asset, net and Intangible Liability, net—Intangible asset represents the market value related to a lease agreement obtained in connection with AHT’s acquisition of a hotel property that was below the market rate at the date of the acquisition and is amortized over the remaining term of the lease. Intangible liability represents the market value related to a lease agreement obtained in connection with AHT’s acquisition of a hotel property that was above the market rate at the date of the acquisition and is amortized over the remaining term of the lease. The intangible asset and intangible liability were obtained in connection with the spin-off.
Derivative Instruments—Interest rate derivatives include interest rate caps that provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike rate. These derivatives are subject to master netting settlement arrangements. As the derivatives are subject to master netting settlement arrangements, we report derivatives with the same counterparty net on the consolidated balance sheets.

Derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. The changes in fair value are recognized in earnings as “Unrealized gain (loss) on derivatives” in the consolidated and combined consolidated statements of operations.
Due from Related Party, net—Due from related party, net represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to Ashford Trust, net—Due to Ashford Trust, net represents current receivables and payables resulting from costs associated with our spin-off from AHT as well as payables related to the advisory services fee. These receivables and payables will generally be settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers—Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, insurance, real estate taxes, and other items. Due to third-party hotel managers primarily consists of amounts due to Marriott, and/or Hilton related to rebilled expenses.
Unfavorable Management Contract Liabilities—A management agreement assumed by AHT in an acquisition of a hotel in 2007 had terms that were more favorable to the respective manager than typical market management agreements at the acquisition date. This management agreement was assumed in connection with the spin-off. The unfavorable contract liability is amortized as a reduction to incentive management fees on a straight-line basis over the initial term of the related agreement.
Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of Ashford Prime OP, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in Ashford Prime OP is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because the redemption feature requires the delivery of cash or registered shares at our option. The carrying value of the noncontrolling interests in Ashford Prime OP is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interest in a consolidated entity represents an ownership interest of 25% in two hotel properties at March 31, 2014 and December 31, 2013 and is reported in equity in the condensed consolidated balance sheets.
Net income/loss attributable to redeemable noncontrolling interests in operating partnership and income/loss from consolidated entities attributable to noncontrolling interests in our consolidated entities are reported as deductions/additions from/to net income/loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as reductions/additions from/to comprehensive income/loss.
Revenue Recognition—Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.
Equity-Based Compensation – Stock/unit-based compensation is accounted for at fair value based on the market price of the shares at the date of grant in accordance with applicable authoritative accounting guidance. The fair value is charged to compensation expense on a straight-line basis over the vesting period of the shares/units.
Corporate General and Administrative Expense—Corporate general and administrative expenses are expensed as incurred. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties for all indirect costs. All direct costs associated with the operations of the eight initial hotel properties are included in the condensed combined consolidated financial statements.
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

Reclassifications—Amounts within due to related parties, net related to amounts owed to/from Ashford Trust as of December 31, 2013 have been reclassified to due to Ashford Trust, net to conform with the current year presentation. These reclassifications have no effect on our cash flows, equity or net income (loss) previously reported.
Income (Loss) Per Share – For periods prior to the spin-off, basic loss per share was calculated by dividing net loss attributable to the Company by the 16.0 million shares of common stock outstanding upon the completion of the distribution (based on a distribution ratio of one share of Ashford Prime common stock for every five shares of Ashford Trust common stock), including 16,000 shares for initial grants to the five independent members of our board of directors and excluding 84,000 unvested restricted shares. For the three months ended March 31, 2013, diluted loss per share was calculated using the 16.0 million shares of common stock outstanding upon the completion of the distribution. An additional 8.9 million shares that includes 84,000 unvested restricted shares and the assumed conversion of 8.8 million Ashford Prime OP units, which are comprised of 5.0 million units held by Ashford Trust, which represents the initial 20% retained ownership interest in Ashford Prime OP and 3.8 million units of Ashford Prime OP held by current Ashford Trust unit holders based on the distribution ratio noted above, have been excluded from the diluted loss per share calculation as the effect would have been anti-dilutive.
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
The entities that own the ten hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate in follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The entities that operate the ten hotels are considered taxable corporations for U.S. federal, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime and Ashford Trust (prior to the spin-off). The entities that operate the two hotels owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries (“TRS”) of Ashford Trust in April 2007, when the partnership was acquired by AHT. Prior to the spin-off, income tax expense in the accompanying combined consolidated financial statements was calculated on a “carve-out” basis from AHT.
In July 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a financial statement recognition and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also provides direction on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries will file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities. As more fully described in Note 12, an income tax examination of one of our TRS subsidiaries is currently in process. We believe that the results of the completion of this examination will not have a material adverse effect on the accompanying condensed consolidated and combined consolidated financial statements. As part of the separation and distribution, Ashford Trust agreed to indemnify us and CHH III Tenant Parent Corp. ("CHH") for (i) any expenses incurred in connection with the audit and (ii) any additional taxes, interest or penalty incurred upon resolution of the audit and any tax liability incurred as a result of such indemnity payment. However, if Ashford Trust is unable to pay the amounts required under the indemnity for any reason, we, through our ownership of CHH, would bear the burden of the additional taxes, interest and penalties owed by CHH.
Recently Issued Accounting Standards - In April 2014, the FASB issued Accounting Standards Update, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Upon adoption of this standard, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. We do not expect the adoption of this standard to have an impact on our financial position, results of operations or cash flows.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$210,937	$129,994
Buildings and improvements	907,459	746,083
Furniture, fixtures and equipment	56,753	44,847
Construction in progress	4,740	4,583
Total cost	1,179,889	925,507
Accumulated depreciation	(167,752)	(160,181)
Investments in hotel properties, net	$1,012,137	$765,326
Acquisitions
On February 24, 2014, we acquired a 100% interest in the Sofitel Chicago Water Tower (“Sofitel Chicago”) in Chicago, Illinois pursuant to the previously announced Agreement of Purchase and Sale, dated as of December 23, 2013, by and among the Company and Chestnut OwnerCo, LLC and Chestnut LeaseCo, LLC. We paid an aggregate purchase price of $153.0 million in cash. The acquisition was funded with proceeds from an $80.0 million non-recourse mortgage loan and proceeds from the Company’s underwritten public offering (see Note 11). We have allocated the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investments in hotel properties, property level working capital balances, and any potential intangibles. This valuation is considered a Level 3 valuation technique. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact the depreciation and amortization expense.
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$24,043
Buildings and improvements	126,228
Furniture, fixtures, and equipment	2,729
153,000
Net other assets and liabilities	(1,793)
The results of operations of the hotel property have been included in our results of operations since February 24, 2014. For the three months ended March 31, 2014, we have included total revenue of $2.8 million and net loss of $273,000 in our consolidated statement of operations.
On February 24, 2014, to fund a portion of our acquisition of the Sofitel Chicago, we completed the financing for an $80.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 2.30%. The stated maturity date of the mortgage loan is March 9, 2016, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Sofitel Chicago.
On March 1, 2014, we acquired a 100% interest in the Pier House Resort from Ashford Trust for total consideration of $92.7 million. We assumed the $69.0 million mortgage on the property and paid the balance of the purchase price with cash from our underwritten public offering. We have allocated the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investments in hotel properties, property level working capital balances, indebtedness and any potential intangibles.This valuation is considered a Level 3 valuation technique. Thus, the balances reflected below are subject to change and could result in adjustments. Any change to the amounts recorded within the investments in hotel properties will also impact the depreciation and amortization expense.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$56,900
Buildings and improvements	30,470
Furniture, fixtures, and equipment	5,372
92,742
Net other assets and liabilities	(1,822)
Indebtedness	(69,000)
The results of operations of the hotel property have been included in our results of operations since March 1, 2014. For the three months ended March 31, 2014, we have included total revenue of $2.5 million and net income of $967,000 in our consolidated statement of operations.
The following table reflects the unaudited pro forma results of operations as if both acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2013, and the removal of $1.4 million of transaction costs for the three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31,
	2014	2013
Total revenue	$69,196	$66,830
Net loss	$(3,353)	$(5,588)
4. Note Receivable
As of March 31, 2014 and December 31, 2013, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 5.
5. Indebtedness
Indebtedness was as follows at March 31, 2014 and December 31, 2013 (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2014	December 31, 2013
Mortgage loan(3)	1 hotel	September 2015	LIBOR(1) +4.90%	$69,000	$—
Mortgage loan(4)	1 hotel	March 2016	LIBOR(1) +2.30%	80,000	—
Senior credit facility(5)	Various	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) +2.25% to 3.75%	—	—
Mortgage loan(6)	1 hotel	April 2017	5.91%	34,193	34,310
Mortgage loan	2 hotels	April 2017	5.95%	125,322	125,748
Mortgage loan	3 hotels	April 2017	5.95%	255,020	255,886
Mortgage loan	2 hotels	February 2018	LIBOR(1) +3.50%	197,421	197,840
TIF loan(6) (7)	1 hotel	June 2018	12.85%	8,098	8,098
Total				$769,054	$621,882

__________________

(1)	LIBOR rates were 0.152% and 0.168% at March 31, 2014 and December 31, 2013, respectively.

(2)	Base Rate, as defined in the senior credit facility agreement is the greater of (i) Bank of America prime rate, or (ii) federal funds rate + 0.5%.

(3)	This mortgage loan has three one-year extension options beginning September 2015, subject to satisfaction of certain conditions.

(4)	This mortgage loan has three one-year extension options beginning March 2016, subject to satisfaction of certain conditions.

(5)
Our borrowing capacity under our senior credit facility is $150.0 million. We have an option, subject to lender approval, to further expand the facility to an aggregate size of $300.0 million. We may use up to $15.0 million for standby letters of credit. The credit facility has two one-year extension options subject to advance notice, certain conditions and a 0.25% extension fee.

(6)	These loans are collateralized by the same property.

(7)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 4.

On February 24, 2014, to fund a portion of our acquisition of the Sofitel Chicago, we completed the financing for an $80.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 2.30%. The stated maturity date of the mortgage loan is March 9, 2016, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Sofitel Chicago.
On March 1, 2014, in connection with the acquisition of the Pier House Resort, we assumed the $69.0 million mortgage on the property.
We are required to maintain certain financial ratios under our senior credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of March 31, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
6. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common shareholders – Basic and diluted:
Net loss attributable to the Company	$(2,878)	$(4,622)
Less: Dividends on common stock	(1,263)	—
Less: Dividends on unvested restricted shares	(3)	—
Undistributed net loss allocated to common shareholders	(4,144)	(4,622)
Add back: Dividends on common stock	1,263	—
Distributed and undistributed net loss - basic and diluted	$(2,881)	$(4,622)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	22,308	16,045
Weighted average common shares outstanding - diluted	22,308	16,045

Loss per share – basic:
Net loss allocated to common shareholders per share	$(0.13)	$(0.29)
Loss per share – diluted:
Net loss allocated to common shareholders per share	$(0.13)	$(0.29)

Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$3	$—
Loss attributable to redeemable noncontrolling interests in operating partnership	(1,168)	—
Total	$(1,165)	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	61	84
Effect of assumed conversion of operating partnership units	8,776	8,776
Total	8,837	8,860

7. Derivative Instruments
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. The interest rate derivatives include interest rate caps, which are subject to master netting settlement arrangements. The maturities on these instruments range from March 2015 to March 2016. All derivatives are recorded at fair value.
In 2014, we entered into an interest rate cap with a notional amount and strike rate of $80.0 million and 1.50%, respectively, which had an effective date of February 2014, a maturity date of March 2016 and total cost of $93,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $80.0 million and a maturity date of March 2016. In connection with the $69.0 million mortgage loan assumed in connection with the Pier House Resort acquisition, we acquired an interest rate cap with a notional amount and strike rate of $69.0 million and 1.80%, respectively, which had an effective date of September 2013 and a maturity date of September 2015.
8. Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Significant Other Observable Inputs (Level 2)	Total
March 31, 2014
Assets
Derivative assets:
Interest rate derivatives	$98	$98	(1)

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2013
Assets
Derivative assets:
Interest rate derivatives	$—	$—	(1)
__________________

(1)	Reported as “Derivative assets” in the condensed consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated and Combined Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated and combined consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Gain or (Loss) Recognized in Income Three Months Ended March 31,
	2014		2013
Assets
Derivative assets:
Interest rate derivatives	$(15)	(1)	$(31)	(1)
__________________

(1)	Reported as “Unrealized loss on derivatives” in the condensed consolidated and combined consolidated statements of operations.
9. Summary of Fair Value of Financial Instruments
Determining the estimated fair values of certain financial instruments such as notes receivable and indebtedness requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled.

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$98	$98	$—	$—
Financial assets not measured at fair value:
Cash and cash equivalents	$176,418	$176,418	$143,776	$143,776
Restricted cash	$5,572	$5,572	$5,951	$5,951
Accounts receivable	$11,080	$11,080	$7,029	$7,029
Note receivable	$8,098	$ 10,831 to $11,971	$8,098	$ 10,954 to $12,108
Due from related party, net	$709	$709	$12	$12
Due from third-party hotel managers	$20,635	$20,635	$18,480	$18,480
Financial liabilities not measured at fair value:
Indebtedness	$769,054	$753,576 to $832,901	$621,882	$615,880 to $680,710
Accounts payable and accrued expenses	$29,833	$29,833	$17,279	$17,279
Dividends payable	$1,705	$1,705	$1,245	$1,245
Due to Ashford Trust, net	$1,580	$1,580	$13,042	$13,042
Due to third-party hotel managers	$769	$769	$649	$649
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, accounts payable and accrued expenses, dividends payable, due to/from third-party hotel managers, due from related party, net and due to Ashford Trust, net. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at March 31, 2014 and December 31, 2013. We estimated the fair value of the note receivable to be approximately 33.7% to 47.8% higher than the carrying value of $8.1 million at March 31, 2014, and approximately 35.3% to 49.5% higher than the carrying value of $8.1 million at December 31, 2013. This is considered a Level 2 valuation technique.
Derivative assets. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of the Company and the counterparties. See Notes 2, 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 98.0% to 108.3% of the carrying value of $769.1 million at March 31, 2014, and approximately 99.0% to 109.5% of the carrying value of $621.9 million at December 31, 2013. This is considered a Level 2 valuation technique.
10. Redeemable Noncontrolling Interests in Operating Partnership
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
During the three months ended March 31, 2014, no operating partnership units were presented for redemption or converted to shares of our common stock. Redeemable noncontrolling interests in Ashford Prime OP as of March 31, 2014 and December 31, 2013 were $132.7 million and $159.7 million, respectively, which represented ownership of our operating partnership of 28.86%

and 35.26%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2014 and December 31, 2013 included adjustments of $30.5 million and $56.0 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three months ended March 31, 2014, we allocated net loss of $1.2 million to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the three months ended March 31, 2013. We declared cash distributions to Ashford Prime OP unit holders of $439,000 for the three months ended March 31, 2014. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership. No cash distributions were declared for the three months ended March 31, 2013.
11. Equity and Stock-Based Compensation
Equity Offering—On January 21, 2014, we commenced an underwritten public offering of 8.0 million shares of common stock at $16.50 per share for gross proceeds of $132.0 million. The offering closed on January 29, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. On February 4, 2014, the underwriters fully exercised their option and purchased an additional 1.2 million shares of our common stock at a price of $16.50 per share. The net proceeds from the sale of the shares after underwriting discounts and offering expenses were approximately $144.0 million.
Dividends—Common stock dividends declared for the three months ended March 31, 2014 were $1.3 million. There were no dividends declared for the three months ended March 31, 2013.

Stock-Based Compensation – There was no stock-based compensation expense in either of the three-months ended March 31, 2014 or 2013.
Noncontrolling Interests in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(3.0) million and $(2.6) million, respectively at March 31, 2014 and December 31, 2013. Loss from consolidated entities attributable to these noncontrolling interests was $405,000 and $704,000 for the three months ended March 31, 2014 and 2013, respectively.
12. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2014, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at March 31, 2014, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 31, 2023 through December 31, 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Litigation—The Company is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the Company. However, the final results of legal proceedings cannot be predicted with certainty and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s consolidated financial position or results of operations could be materially adversely affected in future periods.
Income Taxes—We and our subsidiaries will file income tax returns in the federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities.
As part of our formation transactions, AHT contributed its indirect interest in CHH III Tenant Parent Corp., the parent of the TRS lessees for two of our initial properties, which we elected to treat as a TRS. AHT also elected to treat CHH III Tenant Parent Corp. as a TRS.

In September 2010, the Internal Revenue Service (“IRS”) completed an audit of CHH for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Section 482 of the Internal Revenue Code that reduced the amount of rent AHT charged CHH. AHT owned a 75% interest in the hotel properties and CHH. In connection with the CHH audit, the IRS selected AHT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to AHT as an alternative to the CHH proposed adjustment. The AHT adjustment is based on the REIT 100% federal excise tax on its share of the amount by which the rent was held to be greater than the arm’s length rate. AHT strongly disagreed with the IRS’ position and appealed its cases to the IRS Appeals Office. In determining amounts payable by CHH under its leases, AHT engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms’ length terms as required by applicable Treasury regulations. AHT believes the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed the AHT and CHH cases in 2012. In July 2013, the IRS Appeals Office issued “no-change letters” for CHH and AHT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS has requested and AHT agreed to extend the assessment statute of limitations for both CHH and AHT for the 2007 tax year to March 31, 2014. Accordingly, the IRS had the right to reopen the cases until March 31, 2014, but did not elect to do so.
In June 2012, the IRS completed audits of CHH and AHT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to CHH or AHT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both AHT and CHH. The AHT adjustment is for $3.3 million of U.S. federal excise taxes and represents the amount by which the IRS asserts that the rent charged to CHH was greater than the arms’ length rate pursuant to IRC Section 482. The CHH adjustment is for $1.6 million of additional income, which would equate to approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The CHH adjustment represents the IRS’ imputation of compensation to CHH under IRC Section 482 for agreeing to be a party to the lessor entity’s bank loan agreement. Until the spin-off, AHT owned a 75% interest in the lessor entity. AHT strongly disagrees with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, AHT believes the IRS has misinterpreted certain terms of the lease, third-party hotel management agreements, and bank loan agreements. AHT appealed the cases to the IRS Appeals Office, and the IRS assigned the same Appeals team that oversaw the 2007 cases to the 2008 cases. AHT’s representatives attended the Appeals conferences for the 2008 cases in August 2013 and February 2014. One or more additional conferences with the Appeals Office will be required to resolve the cases and AHT anticipates these will occur later in 2014. The IRS has requested and AHT has agreed to extend the assessment statute of limitations four times for both CHH and AHT for the 2008 tax year. The most recent request was made in March 2014 and extends the statute for the 2008 tax year to December 31, 2014. As part of the separation and distribution, Ashford Trust agreed to indemnify us and CHH for (i) any expenses incurred in connection with the audits and (ii) any additional taxes, interest or penalty incurred upon resolution of the audit and any tax liability incurred as a result of such indemnity payment. However, if Ashford Trust is unable to pay the amounts required under the indemnity for any reason, we, through our ownership of CHH, would bear the burden of the additional taxes, interest and penalties owed by CHH.
With respect to the 2008 IRS audit, AHT believes CHH and AHT will substantially prevail in the eventual settlement of the audit. AHT has concluded that the positions reported on the tax returns under audit by the IRS are, solely on their technical merits, more-likely-than-not to be sustained upon examination.
13. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2014 and December 31, 2013, all of our hotel properties were domestically located.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership. “Ashford Advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Trust. “Remington” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated entity and are wholly owned by the entity.
This Quarterly Report on Form 10-Q contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Marriott International®, Hilton Worldwide®, Sofitel® and Accor®.
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward looking statements are generally identifiable by use of forward looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

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
Forward looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward looking statements. Factors that could have a material adverse effect on our forward looking statements include, but are not limited to:

•
factors discussed in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange commission on March 31, 2013 (the “2013 10-K”), including those set forth under the sections titled “Risk Factors,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in this Form 10-Q;

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
When considering forward looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2013 10-K and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of May 8, 2014, Ashford Trust beneficially owned common units of Ashford Prime OP, representing 14.4% of our company on a fully-diluted basis.
We operate in the direct hotel investment segment of the hotel lodging industry. As of May 8, 2014, we own interests in ten hotels in six states and the District of Columbia with 3,703 total rooms, or 3,469 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own eight of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
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
In the first quarter of 2014, we conducted an underwritten public offering of a total of 9.2 million shares of common stock at $16.50 per share for net proceeds of approximately $144 million.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 71% of our total revenue for the three months ended March 31, 2014 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use FFO, AFFO, EBITDA and Adjusted EBITDA as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”

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
The credit facility is provided by a syndicate of financial institutions with Bank of America, N.A. serving as the administrative agent to Ashford Prime OP, as the borrower. We and certain of our subsidiaries guarantee the credit facility. The facility is secured by a pledge of 100% of the equity interests we hold in Ashford Prime OP and 100% of the equity interest issued by any guarantor (other than Ashford Prime) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged (subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
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

We also are subject to certain financial covenants, as set forth below, which will be tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 7.00x initially, with such ratio being reduced beginning December 1, 2014 to 6.5x and beginning December 1, 2015 to 5.75x; provided however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. Our ratio was 6.26x at March 31, 2014.

•	Consolidated recourse indebtedness other than the credit facility not to exceed $50,000,000.

•
Consolidated fixed charge coverage ratios not less than 1.15x initially, with such ratio being increased beginning December 1, 2014 to 1.25x and beginning December 1, 2015 to 1.35x. Our ratio was 1.38x at March 31, 2014.

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

All financial covenants will be tested and certified by the borrower on a quarterly basis. The amounts and effects of the Pier House Resort acquisition will be excluded in the calculation of the financial covenants for the first four quarters following such acquisition. We were in compliance with all covenants at March 31, 2014.
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
The facility is a three-year interest-only facility with all outstanding principal being due at maturity, subject to two one-year extension options and certain terms and conditions. The credit facility has an accordion feature whereby the aggregate commitments may be expanded up to $300 million, subject to certain terms and conditions. No amounts were drawn under the facility as of March 31, 2014.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of March 31, 2014, we had $176.4 million of cash and cash equivalents compared to $143.8 million at December 31, 2013. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by/(used in) operating activities were $(4.5) million and $9.3 million for the three months ended March 31, 2014 and 2013, respectively. Cash flows from operations are impacted by changes in hotel operations as well as changes in restricted cash due to the timing of cash deposits for certain loans and capital expenditures as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. During the three months ended March 31, 2014, we reimbursed Ashford Trust $13.6 million for transaction costs from the spin-off.

Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2014, investing activities used net cash flows of $179.2 million. These cash outlays were primarily attributable to cash outflows of $169.6 million attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort and $9.5 million of capital improvements made to various hotel properties. For the three months ended March 31, 2013, investing activities used net cash flows of $6.0 million. These cash outlays were attributable to capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2014, net cash flows provided by financing activities were $216.3 million. Cash inflows primarily consisted of net proceeds of $144.0 million from our underwritten public offering and borrowings on indebtedness of $80.0 million. These inflows were partially offset by cash outlays of $2.0 million for repayments of indebtedness, $1.2 million for payments of dividends, $1.1 million for payments of spin-off costs, payments of loan costs and prepayment penalties of $3.3 million and payments for derivatives of $93,000. For the three months ended March 31, 2013, net cash flows used in financing activities were $10.0 million. Cash outlays primarily consisted of $143.0 million for repayments of indebtedness, $15.7 million for distributions to noncontrolling interests in our consolidated entities, $54.4 million of distributions to Ashford Trust and payments of loan costs and prepayment penalties of $2.8 million. These outflows were partially offset by borrowings on indebtedness of $199.9 million and contributions from Ashford Trust of $6.1 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
The following table summarizes the changes in key line items from our statements of operations for the three months ended March 31, 2014 and 2013 (in thousands except percentages):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Revenue
Rooms	$43,971	$38,618	$5,353	13.9%
Food and beverage	15,181	13,094	2,087	15.9%
Other	2,636	2,374	262	11.0%
Total hotel revenue	61,788	54,086	7,702	14.2%
Other	18	—	18
Total revenue	61,806	54,086	7,720	14.3%
Expenses
Hotel operating expenses:
Rooms	10,954	9,506	1,448	15.2%
Food and beverage	9,684	8,737	947	10.8%
Other expenses	16,624	14,255	2,369	16.6%
Management fees	2,518	2,255	263	11.7%
Total hotel expenses	39,780	34,753	5,027	14.5%
Property taxes, insurance and other	3,667	2,927	740	25.3%
Depreciation and amortization	8,773	7,450	1,323	17.8%
Advisory services fee	2,194	—	2,194
Transaction costs	1,593	—	1,593
Corporate general and administrative	1,024	3,779	(2,755)	(72.9)%
Total expenses	57,031	48,909	8,122	16.6%
Operating income	4,775	5,177	(402)	(7.8)%
Interest income	4	10	(6)	(60.0)%
Interest expense and amortization of loan costs	(8,989)	(7,892)	(1,097)	13.9%
Write-off of loan costs and exit fees	—	(1,971)	1,971	(100.0)%
Unrealized loss on derivatives	(15)	(31)	16	(51.6)%
Loss before income taxes	(4,225)	(4,707)	482	(10.2)%
Income tax expense	(226)	(619)	393	(63.5)%
Net loss	(4,451)	(5,326)	875	(16.4)%
Loss from consolidated entities attributable to noncontrolling interests	405	704	(299)	(42.5)%
Net loss attributable to redeemable noncontrolling interests in operating partnership	1,168	—	1,168
Net loss attributable to the Company	$(2,878)	$(4,622)	$1,744	(37.7)%

Net loss represents the operating results of our hotel properties for the three months ended March 31, 2014 and 2013. The results of the Chicago Sofitel are included since its acquisition on February 24, 2014 and the results of the Pier House Resort are included since its acquisition on March 1, 2014. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Occupancy	74.85%	73.39%
ADR (average daily rate)	$194.20	$181.60
RevPAR (revenue per available room)	$145.36	$133.27
Rooms revenue (in thousands)	$43,971	$38,618
Total hotel revenue (in thousands)	$61,788	$54,086
Net loss attributable to the Company. Net loss attributable to the Company decreased $1.7 million, or 37.7% to $2.9 million as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $5.4 million, or 13.9%, to $44.0 million during the three months ended March 31, 2014 (the “2014 quarter”) compared to the three months ended March 31, 2013 (the “2013 quarter”). During the 2014 quarter, we experienced a 146 basis point increase in occupancy and a 6.9% increase in room rates as the economy continued to improve. Rooms revenue increased $3.9 million as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort during the 2014 quarter. Rooms revenue increased $1.2 million at the Hilton La Jolla Torrey Pines as a result of a major renovation at the hotel in 2013. Rooms revenue also increased (i) $681,000 at the San Francisco Courtyard Downtown primarily as a result of 18.9% higher room rates and a 324 basis point decrease in occupancy, (ii) $423,000 at the Seattle Courtyard Downtown as a result of 7.7% higher room rates and a 1,145 basis point increase in occupancy and (iii) $332,000 at the Seattle Marriott Waterfront as a result of higher room rates of 9.6% and a 155 basis point increase in occupancy. We also experienced modest increases in rooms revenue at the Plano Marriott Legacy Town Center and the Tampa Renaissance. These increases were partially offset by lower rooms revenue of $784,000 at the Capital Hilton, which was primarily attributable to the presidential inauguration in the 2013 quarter and $653,000 at the Philadelphia Courtyard as the result of a major renovation at that hotel in the 2014 quarter.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $2.1 million, or 15.9%, to $15.2 million during the 2014 quarter. This increase is primarily attributable to an increase in total food and beverage revenue of $1.1 million in the 2014 quarter as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 quarter and higher food and beverage revenue of $788,000 at the Hilton La Jolla Torrey Pines as a result of a major renovation at that hotel in the 2013 quarter.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $262,000, or 11.0%, to $2.6 million, primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 quarter and higher other revenue at the Hilton La Jolla Torrey Pines as a result of a major renovation at that hotel in the 2013 quarter. These increases were partially offset by lower other revenue at the Capital Hilton and Seattle Marriott Waterfront.
Other Non-Hotel Revenue. Other non-hotel revenue was $18,000 in the 2014 quarter. There was no other non-hotel revenue in the 2013 quarter.
Rooms Expense. Rooms expense increased $1.4 million, or 15.2%, to $11.0 million in the 2014 quarter. The increase is attributable to increased rooms revenue. Rooms margin decreased 30 basis points from 75.4% to 75.1%.
Food and Beverage Expense. Food and beverage expense increased $947,000, or 10.8%, to $9.7 million during the 2014 quarter. The increase is attributable to increased food and beverage revenue.
Other Operating Expenses. Other expense increased $2.4 million, or 16.6%, to $16.6 million in the 2014 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $69,000 in direct expenses and an increase of $2.3 million in indirect expenses and incentive management fees in the 2014 quarter. The direct expenses were 1.7% of total hotel revenue for the 2014 quarter and 1.9% for the 2013 quarter. The increase in indirect expenses is primarily attributable to higher incentive management fees, general, administrative and marketing costs and energy costs.

Management Fees. Base management fees increased $263,000, or 11.7%, to $2.5 million in the 2014 quarter as a result of higher hotel revenue in the 2014 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $740,000, or 25.3%, to $3.7 million in the 2014 quarter. The increase is primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 quarter and higher assessed property taxes at one hotel property.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 17.8%, to $8.8 million for the 2014 quarter due to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 quarter and capital expenditures incurred since March 31, 2013.
Advisory Services Fee. We recorded an advisory services fee of $2.2 million to Ashford Advisor in the 2014 quarter,which was comprised of a base advisory fee of $2.0 million and reimbursable overhead and internal audit costs of $223,000. No incentive management fee was recognized for the 2014 quarter.
Transaction Costs. We recorded transaction costs of $1.6 million related to the acquisitions of the Chicago Sofitel and the Pier House Resort, as well as our spin-off from Ashford Trust.
Corporate General and Administrative. Corporate general and administrative expenses decreased $2.8 million, or 72.9%, to $1.0 million in the 2014 quarter. Corporate general and administrative expenses primarily consist of public company costs and professional fees. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties for all indirect costs.
Interest Income. Interest income decreased $6,000, or 60.0%, to $4,000 for the 2014 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.1 million, or 13.9%, to $9.0 million for the 2014 quarter as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 quarter, as well as the refinancing of a mortgage loan in the 2013 quarter, partially offset by a lower weighted average interest rate. The average LIBOR rates for the 2014 quarter and the 2013 quarter were 0.16% and 0.20%, respectively.
Write-off of Loan Costs and Exit Fees. In the 2014 quarter, we did not incur any write-offs of loan costs. In the 2013 quarter, we wrote off unamortized loan costs of $472,000 and incurred additional loan costs of $1.5 million in connection with the refinancing of our $141.7 million mortgage loan due August 2013, which had an outstanding balance of $141.0 million. The mortgage loan was replaced with a $199.9 million mortgage loan due February 2018.
Unrealized Loss on Derivatives. Unrealized loss on derivatives decreased $16,000, or 51.6%, to $15,000. Unrealized loss on derivatives represents unrealized losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense decreased $393,000, or 63.5%, to $226,000. The decrease in tax expense in the 2014 quarter is primarily due to the utilization of a TRS net operating loss in the 2014 quarter that was generated after the spin-off during the period from November 19, 2013 through December 31, 2013.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated losses of $405,000 and $704,000 for the 2014 quarter and the 2013 quarter, respectively. At March 31, 2014, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
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

Contractual Obligations and Commitments
There have been no material changes since December 31, 2013, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 10-K.
Off-Balance Sheet Arrangements
We currently have no off-balance-sheet arrangements with any party.
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 10-K. There have been no material changes in these critical accounting policies.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and AFFO are made to help our investors in evaluating our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, and depreciation and amortization, and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as transaction costs, write-off of loan costs and exit fees, and non-cash items such as amortization of unfavorable management contract liability and unrealized loss on derivatives. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended March 31,
	2014	2013
Net loss	$(4,451)	$(5,326)
Loss from consolidated entities attributable to noncontrolling interests	405	704
Loss attributable to redeemable noncontrolling interests in operating partnership	1,168	—
Net loss attributable to the Company	(2,878)	(4,622)
Interest expense and amortization of loan costs (1)	8,519	7,503
Depreciation and amortization(1)	7,973	6,670
Interest income(1)	(3)	(10)
Income tax expense	226	619
Net loss attributable to redeemable noncontrolling interests in operating partnership	(1,168)	—
EBITDA	12,669	10,160
Amortization of unfavorable management contract liability	(39)	(40)
Transaction costs	1,593	—
Write-off of loan costs and exit fees	—	1,971
Unrealized loss on derivatives	15	31
Adjusted EBITDA	$14,238	$12,122
__________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended March 31,
	2014	2013
Interest expense and amortization of loan costs	$(470)	$(389)
Depreciation and amortization	(800)	(780)
Interest income	1	—
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets and redeemable noncontrolling interests in operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, transaction costs and non-cash items such as unrealized loss on derivatives. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the financial statements.
The following table reconciles net loss to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2014	2013
Net loss	$(4,451)	$(5,326)
Loss from consolidated entities attributable to noncontrolling interests	405	704
Net loss attributable to redeemable noncontrolling interests in operating partnership	1,168	—
Net loss attributable to the Company	(2,878)	(4,622)
Depreciation and amortization on real estate(1)	7,973	6,670
Net loss attributable to redeemable noncontrolling interests in operating partnership	(1,168)	—
FFO available to the Company	3,927	2,048
Write-off of loan costs and exit fees	—	1,971
Transaction costs	1,593	—
Unrealized loss on derivatives	15	31
AFFO available to the Company	$5,535	$4,050
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended March 31,
	2014	2013
Depreciation and amortization on real estate	$(800)	$(780)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	544	75%	408
Marriott	Seattle, WA	Full	358	100%	358
Marriott	Plano, TX	Full	404	100%	404
Courtyard by Marriott	Philadelphia, PA	Select	498	100%	498
Courtyard by Marriott	Seattle, WA	Select	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select	405	100%	405
Sofitel Chicago Water Tower	Chicago, IL	Full	415	100%	415
Pier House Resort	Key West, FL	Full	142	100%	142
Ground Lease Properties
Hilton (a)	La Jolla, CA	Full	394	75%	296
Renaissance (b)	Tampa, FL	Full	293	100%	293
Total			3,703		3,469
________
(a) The ground lease expires in 2043.
(b) The ground lease expires in 2080.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At March 31, 2014, the total indebtedness of $769.1 million included $346.4 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2014 would be approximately $866,000 per year. Interest rate changes will have no impact on the remaining $422.7 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2014, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act)) as of March 31, 2014 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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

ITEM 1A.	RISK FACTORS
The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in Item 1A of our 2013 10-K, as filed with the SEC on March 31, 2014, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6.	EXHIBITS

Exhibit	Description
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
10.1
Loan Document by and among Ashford Chicago LP, Ashford TRS Chicago II LLC and German American Capital Corporation, dated February 24, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2014)

10.2
Guaranty of Recourse Obligations by Ashford Hospitality Prime Limited Partnership, dated February 24, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 26, 2014)

10.3
Loan Document by and between Ashford Pier House LP and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014)

10.4
Senior Mezzanine Loan Document by and between Ashford Pier House Mezz A LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2014)

10.5
Junior Mezzanine Loan Document by and between Ashford Pier House Mezz B LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 6, 2014)

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements Comprehensive Loss; (iii) Consolidated Statement of Changes in Equity; (iv) Consolidated and Combined Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated and Combined Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Submitted electronically with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
___________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD HOSPITALITY PRIME, INC.

Date:	May 12, 2014	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 12, 2014	By:	/s/ DAVID J. KIMICHIK
David J. Kimichik
Chief Financial Officer