Form 10-Q
period 2014-06-30
Ashford Hospitality Prime, Inc.
filed 2014-08-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	25,392,941
(Class)	Outstanding at August 6, 2014

ASHFORD HOSPITALITY PRIME, INC
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Investments in hotel properties, net	$1,004,808	$765,326
Cash and cash equivalents	178,232	143,776
Restricted cash	26,600	5,951
Accounts receivable, net of allowance of $47 and $34, respectively	15,265	7,029
Inventories	647	318
Note receivable	8,098	8,098
Deferred costs, net	4,607	4,064
Prepaid expenses	4,292	2,233
Derivative assets	47	—
Other assets	2,255	4,501
Intangible asset, net	2,587	2,631
Due from related party, net	590	12
Due from third-party hotel managers	4,796	18,480
Total assets	$1,252,824	$962,419
Liabilities and Equity
Liabilities:
Indebtedness	$767,124	$621,882
Capital lease payable	13	—
Accounts payable and accrued expenses	28,165	17,279
Dividends payable	1,477	1,245
Unfavorable management contract liabilities	395	474
Due to Ashford Trust, net	4,616	13,042
Due to third-party hotel managers	1,086	649
Intangible liability, net	3,767	3,795
Other liabilities	1,062	926
Total liabilities	807,705	659,292
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in operating partnership	151,716	159,726
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,393,433 and 16,129,112 shares issued and 25,392,941 and 16,129,112 shares outstanding at June 30, 2014 and December 31, 2013, respectively	254	161
Additional paid-in capital	391,083	246,928
Accumulated deficit	(94,714)	(101,062)
Treasury stock, at cost, 492 shares at June 30, 2014	(7)	—
Total stockholders’ equity of the Company	296,616	146,027
Noncontrolling interest in consolidated entity	(3,213)	(2,626)
Total equity	293,403	143,401
Total liabilities and equity	$1,252,824	$962,419
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Rooms	$62,260	$47,050	$106,231	$85,668
Food and beverage	18,421	13,691	33,602	26,785
Other	3,243	2,601	5,879	4,975
Total hotel revenue	83,924	63,342	145,712	117,428
Other	43	—	61	—
Total revenue	83,967	63,342	145,773	117,428
Expenses
Hotel operating expenses:
Rooms	13,571	10,347	24,525	19,853
Food and beverage	11,575	8,541	21,259	17,278
Other expenses	20,375	15,347	36,999	29,602
Management fees	3,393	2,717	5,911	4,972
Total hotel expenses	48,914	36,952	88,694	71,705
Property taxes, insurance and other	4,384	2,778	8,051	5,705
Depreciation and amortization	10,706	7,647	19,479	15,097
Advisory services fee	3,945	—	6,139	—
Transaction costs	233	—	1,826	—
Corporate general and administrative	971	2,666	1,995	6,445
Total expenses	69,153	50,043	126,184	98,952
Operating income	14,814	13,299	19,589	18,476
Interest income	6	4	10	14
Interest expense and amortization of loan costs	(10,033)	(8,299)	(19,022)	(16,191)
Write-off of loan costs and exit fees	—	—	—	(1,971)
Unrealized gain (loss) on derivatives	(51)	9	(66)	(22)
Income before income taxes	4,736	5,013	511	306
Income tax expense	(211)	(684)	(437)	(1,303)
Net income (loss)	4,525	4,329	74	(997)
(Income) Loss from consolidated entities attributable to noncontrolling interests	182	(500)	587	204
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,210)	—	(42)	—
Net income (loss) attributable to the Company	$3,497	$3,829	$619	$(793)
Income (loss) per share – basic:
Net income (loss) attributable to common shareholders	$0.14	$0.24	$0.03	$(0.05)
Weighted average common shares outstanding – basic	25,291	16,045	23,808	16,045
Income (loss) per share – diluted:
Net income (loss) attributable to common shareholders	$0.14	$0.15	$0.02	$(0.05)
Weighted average common shares outstanding – diluted	34,396	24,905	32,749	16,045
Dividends declared per common share	$0.05	$—	$0.10	$—
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$4,525	$4,329	$74	$(997)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivatives	—	—	—	—
Reclassification to interest expense	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	4,525	4,329	74	(997)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	182	(500)	587	204
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,210)	—	(42)	—
Comprehensive income (loss) attributable to the Company	$3,497	$3,829	$619	$(793)
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amount			Shares	Amount
Balance at January 1, 2014	16,129	$161	$246,928	$(101,062)	—	$—	$(2,626)	$143,401	$159,726
Equity-based compensation	—	—	266	—			—	266	1,090
Issuance of common stock	9,200	92	143,889	—	—	—	—	143,981	—
Issuance of restricted shares/units	64	1	—	—	—	—	—	1	18
Forfeiture of restricted common shares	—	—	—	—	(1)	(7)	—	(7)	—
Dividends declared - common stock	—	—	—	(2,536)	—	—	—	(2,536)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(895)
Net income (loss)	—	—	—	619	—	—	(587)	32	42
Redemption value adjustment	—	—	—	8,265	—	—	—	8,265	(8,265)
Balance at June 30, 2014	25,393	$254	$391,083	$(94,714)	(1)	$(7)	$(3,213)	$293,403	$151,716
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$74	$(997)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	19,479	15,097
Stock-based compensation	1,356	—
Amortization of loan costs	848	396
Write-off of loan costs and exit fees	—	1,971
Amortization of intangibles	(107)	(109)
Unrealized loss on derivatives	66	22
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Restricted cash	(1,610)	9,713
Accounts receivable and inventories	(7,104)	(3,879)
Prepaid expenses and other assets	433	(669)
Accounts payable and accrued expenses	4,114	2,048
Due to/from related parties, net	(546)	—
Due to/from third-party hotel managers	14,121	(3,528)
Due to/from Ashford Trust	(8,421)	—
Other liabilities	120	9
Net cash provided by operating activities	22,823	20,074

Cash Flows from Investing Activities
Proceeds from property insurance	24	—
Acquisition of hotel properties, net of cash acquired	(169,609)	—
Restricted cash related to improvements and additions to hotel properties	(18,498)	—
Improvements and additions to hotel properties	(12,892)	(14,168)
Net cash used in investing activities	(200,975)	(14,168)

Cash Flows from Financing Activities
Borrowings on indebtedness	80,000	199,875
Repayments of indebtedness	(3,974)	(144,813)
Payments of loan costs and exit fees	(3,277)	(2,831)
Payments for derivatives	(93)	(36)
Payments for spin-off costs	(1,091)	—
Payments for dividends	(2,950)	—
Issuance of common stock	143,981	—
Issuance of restricted shares/units	19	—
Forfeiture of restricted shares/units	(7)	—
Contributions from owners	—	18,525
Distributions to owners	—	(64,481)
Distributions to a noncontrolling interest in a consolidated entity	—	(15,712)
Net cash provided by (used in) financing activities	212,608	(9,473)

Net change in cash and cash equivalents	34,456	(3,567)
Cash and cash equivalents at beginning of period	143,776	20,313
Cash and cash equivalents at end of period	$178,232	$16,746
Supplemental Cash Flow Information
Interest paid	$17,411	$15,651
Income taxes paid	573	—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Net other assets and liabilities acquired	$(3,615)	$—
Assumption of debt	69,000	—
Dividends declared but not paid	1,726	—
Financed insurance premiums	—	1,163
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime intends to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013 and will make an election in 2014 upon filing its 2013 income tax return. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its financial statements.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Hospitality Trust, Inc. (“AHT” or “Ashford Trust”), a NYSE-listed REIT, completed the spin-off of Ashford Prime through the distribution of its outstanding common stock to the Ashford Trust stockholders.
We are advised by Ashford Hospitality Advisors LLC (“Ashford Advisor”), a subsidiary of Ashford Trust, which is staffed by Ashford Trust’s officers and employees, through an external advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford Advisor. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford Advisor.
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
As of June 30, 2014, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed one of our ten hotel properties. Third-party management companies managed the remaining hotel properties.
The accompanying consolidated financial statements include the accounts of certain wholly-owned and majority owned subsidiaries of Ashford Prime OP that own and operate ten hotels in six states and the District of Columbia. The portfolio includes eight wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime will need to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of June 30, 2014, all of our ten hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). Prime TRS then engages hotel management companies to operate the hotels under management contracts. As of June 30, 2014, eight of the ten hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington which are eligible independent contractors under the Internal Revenue Code.
With respect to six of the eight initial hotels, the accompanying carve-out financial statements for the three and six months ended June 30, 2013 include the accounts of the following subsidiaries:

1	Ashford Plano-M LP

2	Ashford Seattle Waterfront LP

3	Ashford Tampa International Hotel Partnership LP

4	Ashford Seattle Downtown LP

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

5	Ashford San Francisco II LP

6	Ashford Philadelphia Annex LP

7	Ashford TRS Philadelphia Annex LLC

8	Ashford TRS Sapphire III LLC

9	Ashford TRS Sapphire VII LLC

With respect to the other two initial hotels, the accompanying carve-out financial statements for the three and six months ended June 30, 2013 include the accounts of Ashford HHC Partners III, LP and its subsidiaries which include:

1	CHH Torrey Pines Hotel Partners, LP

2	CHH Capital Hotel Partners, LP

3	CHH III Tenant Parent Corp.

4	CHH Torrey Pines Tenant Corp.

5	CHH Capital Tenant Corp.

6	CHH Torrey Pines Hotel GP, LLC

7	CHH Capital Hotel GP, LLC
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—Subsequent to the spin-off, the accompanying historical unaudited consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc. and its majority-owned subsidiaries in which it has a controlling interest. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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
For periods prior to the spin-off, the accompanying historical combined consolidated financial statements have been “carved out” of AHT’s consolidated financial statements and reflect significant assumptions and allocations. As these hotels were under AHT’s common control, they have been presented on a combined basis. The combined consolidated financial statements were prepared using the financial position and results of operations of the entities set forth above after adjustments for certain ownership-related activities that had been historically accounted for by AHT. These ownership activities included mortgage indebtedness associated with the eight initial hotels, debt related expenses and other owner related expenses. In addition, the combined consolidated statements of operations for the periods prior to the spin-off include allocations of corporate general and administrative expenses from AHT, which in the opinion of management, are reasonable. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position and cash flows subsequent to the spin-off.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following items affect reporting comparability of our historical consolidated and combined consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

•
On February 24, 2014, we acquired the Sofitel Chicago Water Tower and on March 1, 2014, we acquired the Pier House Resort. The results of these hotels are included in our results of operations as of their respective acquisition dates.

Use of Estimates—The preparation of these consolidated and combined consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. For purposes of the statements of cash flows, changes in restricted cash caused by using such funds for debt service, real estate taxes, and insurance are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures, and equipment replacements are included in cash flows from investing activities.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three and six months ended June 30, 2014 and 2013, there were no impairment charges.
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
(Unaudited, Continued)

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
Due to/from Related Party, net—Due to/from related party, net represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to/from Ashford Trust, net—Due to/from Ashford Trust, net represents current receivables and payables resulting from costs associated with our spin-off from AHT as well as payables related to the advisory services fee. These receivables and payables are generally settled within a period not exceeding one year.
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
The noncontrolling interest in a consolidated entity represents an ownership interest of 25% in two hotel properties at June 30, 2014 and December 31, 2013, and is reported in equity in the consolidated balance sheets.
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
Equity-Based Compensation – Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance. Subsequently, the then-current fair value of unvested equity at each period end is charged to expense on a straight-line basis over the remaining vesting period of the shares/units. Stock/unit grants to independent directors is recorded at fair value based on the market price of the shares at grant date and this amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
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
(Unaudited, Continued)

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
Income (Loss) Per Share – For periods prior to the spin-off, basic income (loss) per share was calculated by dividing net income (loss) attributable to the Company by the 16.0 million shares of common stock outstanding upon the completion of the distribution (based on a distribution ratio of one share of Ashford Prime common stock for every five shares of Ashford Trust common stock), including 16,000 shares for initial grants to the five independent members of our board of directors and excluding 84,000 unvested restricted shares. For the three months ended June 30, 2013, the diluted income per share was calculated by dividing the net income attributable to the Company by 24.9 million shares which includes 8.9 million shares comprised of 84,000 unvested restricted shares and shares issuable on the conversion of 8.8 million Ashford Prime OP units, which are comprised of 5.0 million units held by Ashford Trust which represents the initial 20% retained ownership interest in Ashford Prime OP and 3.8 million units of Ashford Prime OP held by current Ashford Trust unit holders based on the distribution ratio noted above. For the six months ended June 30, 2013, diluted loss per share was calculated by dividing the net loss attributable to the Company by the 16.0 million shares of common stock outstanding upon the completion of the distribution and excluding the additional 8.9 million shares described above as the effect of including these shares would have been anti-dilutive.
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
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries will file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities. As more fully described in Note 12, an income tax examination of one of our TRS subsidiaries is currently in process. We believe that the results of the completion of this examination will not have a material adverse effect on our financial statements. As part of the separation and distribution, Ashford Trust agreed to indemnify us and CHH III Tenant Parent Corp. (“CHH”) for (i) any expenses incurred in connection with the audit and (ii) any additional taxes, interest or penalty incurred upon resolution of the audit and any tax liability incurred as a result of such indemnity payment.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

However, if Ashford Trust is unable to pay the amounts required under the indemnity for any reason, we, through our ownership of CHH, would bear the burden of the additional taxes, interest and penalties owed by CHH.
Recently Issued Accounting Standards - In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Upon adoption of this standard, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$202,356	$129,994
Buildings and improvements	915,931	746,083
Furniture, fixtures and equipment	61,533	44,847
Construction in progress	2,582	4,583
Total cost	1,182,402	925,507
Accumulated depreciation	(177,594)	(160,181)
Investments in hotel properties, net	$1,004,808	$765,326
Acquisitions
On February 24, 2014, we acquired a 100% interest in the Sofitel Chicago Water Tower (“Sofitel Chicago”) in Chicago, Illinois pursuant to the previously announced Agreement of Purchase and Sale, dated as of December 23, 2013, by and among the Company and Chestnut OwnerCo, LLC and Chestnut LeaseCo, LLC. We paid an aggregate purchase price of $153.0 million in cash. The acquisition was funded with proceeds from an $80.0 million non-recourse mortgage loan and proceeds from the Company’s underwritten public offering (see Note 11). We have allocated the assets acquired and liabilities assumed using estimated fair value information based on a third party appraisal that was received subsequent to March 31, 2014 and resulted in adjustments to land, buildings and improvements, furniture, fixtures and equipment. These adjustments resulted in $144,000 of additional deprecation expense for the three months ended June 30, 2014, which represents the additional deprecation from the date of the acquisition through March 31, 2014. We are in the process of evaluating the amounts of property level working capital balances. This valuation is considered a Level 3 valuation technique.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

	Preliminary Allocations as of March 31, 2014	Adjustments	Final Allocations as of June 30, 2014
Land	$24,043	$(11,412)	$12,631
Buildings and improvements	126,228	8,684	134,912
Furniture, fixtures, and equipment	2,729	2,728	5,457
	$153,000	$—	$153,000

Net other assets and liabilities	$(1,793)	$—	$(1,793)
The results of operations of the hotel property have been included in our results of operations since February 24, 2014. For the three and six months ended June 30, 2014, we have included total revenue of $11.7 million and $14.5 million, respectively, and net income of $1.6 million and $1.4 million, respectively, in our consolidated statements of operations.
On February 24, 2014, to fund a portion of our acquisition of the Sofitel Chicago, we completed the financing for an $80.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 2.3%. The stated maturity date of the mortgage loan is March 9, 2016, which may be extended by us for up to three consecutive one -year terms. The mortgage loan is secured by the Sofitel Chicago.
On March 1, 2014, we acquired a 100% interest in the Pier House Resort from Ashford Trust for total consideration of $92.7 million. We assumed the $69.0 million mortgage on the property and paid the balance of the purchase price with cash from our underwritten public offering. We have allocated the assets acquired and liabilities assumed using estimated fair value information based on a third party appraisal that was received subsequent to March 31, 2014 and resulted in adjustments to land and buildings and improvements. These adjustments resulted in a $6,000 reduction of deprecation expense for the three months ended June 30, 2014, which represents lower deprecation from the date of the acquisition through March 31, 2014. We are in the process of evaluating the amounts of property level working capital balances.This valuation is considered a Level 3 valuation technique.
The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

	Preliminary Allocations as of March 31, 2014	Adjustments	Final Allocations as of June 30, 2014
Land	$56,900	$2,831	$59,731
Buildings and improvements	30,470	(2,831)	27,639
Furniture, fixtures, and equipment	5,372	—	5,372
	$92,742	$—	$92,742

Net other assets and liabilities	$(1,822)	$—	$(1,822)
Indebtedness	(69,000)	—	(69,000)
The results of operations of the hotel property have been included in our results of operations since March 1, 2014. For the three and six months ended June 30, 2014, we have included total revenue of $5.5 million and $8.0 million, respectively, and net income of $1.4 million and $2.3 million, respectively, in our consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following table reflects the unaudited pro forma results of operations as if both acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2013, and the removal of $216,000 and $1.6 million of non-recurring transaction costs directly attributable to the transaction for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$83,967	$81,091	$153,163	$147,921
Net income	4,741	7,215	1,044	1,044
4. Note Receivable
As of June 30, 2014 and December 31, 2013, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 5.
5. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2014	December 31, 2013
Mortgage loan(3)	1 hotel	September 2015	LIBOR(1) +4.90%	$69,000	$—
Mortgage loan(4)	1 hotel	March 2016	LIBOR(1) +2.30%	80,000	—
Senior credit facility(5)	Various	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) +2.25% to 3.75%	—	—
Mortgage loan(6)	1 hotel	April 2017	5.91%	34,086	34,310
Mortgage loan	2 hotels	April 2017	5.95%	124,932	125,748
Mortgage loan	3 hotels	April 2017	5.95%	254,224	255,886
Mortgage loan	2 hotels	February 2018	LIBOR(1) +3.50%	196,784	197,840
TIF loan(6) (7)	1 hotel	June 2018	12.85%	8,098	8,098
Total				$767,124	$621,882
__________________

(1)	LIBOR rates were 0.155% and 0.168% at June 30, 2014 and December 31, 2013, respectively.

(2)	Base Rate, as defined in the senior credit facility agreement is the greater of (i) Bank of America prime rate, or (ii) federal funds rate + 0.5%.

(3)	This mortgage loan has three one-year extension options beginning September 2015, subject to satisfaction of certain conditions.

(4)	This mortgage loan has three one-year extension options beginning March 2016, subject to satisfaction of certain conditions.

(5)
Our borrowing capacity under our senior credit facility is $150.0 million We have an option, subject to lender approval, to further expand the facility to an aggregate size of $300.0 million. We may use up to $15.0 million for standby letters of credit. The credit facility has two one-year extension options subject to advance notice, satisfaction of certain conditions and a 0.25% extension fee.

(6)	These loans are collateralized by the same property.

(7)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 4.
On February 24, 2014, to fund a portion of our acquisition of the Sofitel Chicago, we completed the financing for an $80.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 2.3%. The stated maturity date of the mortgage loan is March 9, 2016, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Sofitel Chicago.
On March 1, 2014, in connection with the acquisition of the Pier House Resort, we assumed the $69.0 million mortgage on the property.
We are required to maintain certain financial ratios under our senior credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of June 30, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
6. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders – Basic and diluted:
Net income (loss) attributable to the Company	$3,497	$3,829	$619	$(793)
Less: Dividends on common stock	(1,265)	—	(2,528)	—
Less: Dividends on unvested restricted shares	(5)	—	(8)	—
Undistributed net income (loss) allocated to common shareholders	2,227	3,829	(1,917)	(793)
Add back: Dividends on common stock	1,265	—	2,528	—
Distributed and undistributed net income (loss) - basic	3,492	3,829	611	(793)
Net income attributable to redeemable noncontrolling interests in operating partnership	1,210	—	42	—
Distributed and undistributed net income (loss) - diluted	$4,702	$3,829	$653	$(793)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	25,291	16,045	23,808	16,045
Effect of unvested restricted shares	—	84	—	—
Effect of assumed conversion of operating partnership units	9,105	8,776	8,941	—
Weighted average common shares outstanding - diluted	34,396	24,905	32,749	16,045

Loss per share – basic:
Net loss allocated to common shareholders per share	$0.14	$0.24	$0.03	$(0.05)
Loss per share – diluted:
Net loss allocated to common shareholders per share	$0.14	$0.15	$0.02	$(0.05)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$13	$—	$8	$—
Total	$13	$—	$8	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	68	—	64	84
Effect of assumed conversion of operating partnership units	—	—	—	8,776
Total	68	—	64	8,860

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
(Unaudited, Continued)

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
We have determined that when a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Significant Other Observable Inputs (Level 2)	Total
June 30, 2014
Assets
Derivative assets:
Interest rate derivatives	$47	$47	(1)

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2013
Assets
Derivative assets:
Interest rate derivatives	$—	$—	(1)
__________________

(1)	Reported as “Derivative assets” in the consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated and Combined Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated and combined consolidated statements of operations (in thousands):

	Gain or (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Assets
Derivative assets:
Interest rate derivatives	$(51)	(1)	$9	(1)	$(66)	(1)	$(22)	(1)
__________________

(1)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated and combined consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$47	$47	$—	$—
Financial assets not measured at fair value:
Cash and cash equivalents	$178,232	$178,232	$143,776	$143,776
Restricted cash	26,600	26,600	5,951	5,951
Accounts receivable	15,265	15,265	7,029	7,029
Note receivable	8,098	$ 10,721 to $11,849	8,098	$ 10,954 to $12,108
Due from related party, net	590	590	12	12
Due from third-party hotel managers	4,796	4,796	18,480	18,480
Financial liabilities not measured at fair value:
Indebtedness	$767,124	$754,257 to $833,653	$621,882	$615,880 to $680,710
Accounts payable and accrued expenses	28,165	28,165	17,279	17,279
Dividends payable	1,477	1,477	1,245	1,245
Due to Ashford Trust, net	4,616	4,616	13,042	13,042
Due to third-party hotel managers	1,086	1,086	649	649
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at June 30, 2014 and December 31, 2013. We estimated the fair value of the note receivable to be approximately 32.4% to 46.3% higher than the carrying value of $8.1 million at June 30, 2014, and approximately 35.3% to 49.5% higher than the carrying value of $8.1 million at December 31, 2013. This is considered a Level 2 valuation technique.
Derivative assets. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of the Company and the counterparties. See Notes 2, 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 98.3% to 108.7% of the carrying value of $767.1 million at June 30, 2014, and approximately 99.0% to 109.5% of the carrying value of $621.9 million at December 31, 2013. This is considered a Level 2 valuation technique.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

10. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Ashford Prime OP, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Beginning one year after issuance, each common unit of limited partnership interest may be redeemed, by the holder, for either cash or, at our sole discretion, one share of our common stock.
LTIP units, which are issued to certain officers and employees of Ashford Advisor as compensation, have vesting periods of three years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of the operating partnership which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
As of June 30, 2014, we have issued a total of 355,000 LTIP units, none of which have reached full economic parity with the common units. Expense of $1.1 million was recognized for both the three and six months ended June 30, 2014, of which $1.0 million associated with LTIP units issued to Ashford Advisor’s employees is included in “Advisory services fee” and $49,000 associated with LTIP units issued to our independent directors is included in “Corporate general and administrative” expense in our consolidated statements of operations for both the three and six months ended June 30, 2014. No expense was recognized during the three and six months ended June 30, 2013. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unamortized LTIP units will be amortized over a period of 2.8 years.
During the three and six months ended June 30, 2014, no operating partnership units were presented for redemption or converted to shares of our common stock. Redeemable noncontrolling interests in Ashford Prime OP as of June 30, 2014 and December 31, 2013 were $151.7 million and $159.7 million, respectively, which represented ownership of our operating partnership of 25.70% and 35.26%, respectively. The carrying value of redeemable noncontrolling interests as of June 30, 2014 and December 31, 2013 included adjustments of $47.7 million and $56.0 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three and six months ended June 30, 2014, we allocated net income of $1.2 million and $42,000, respectively, to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the three and six months ended June 30, 2013. We declared cash distributions to Ashford Prime OP unit holders of $456,000 and $895,000 for the three and six months ended June 30, 2014, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership. No cash distributions were declared for the three and six months ended June 30, 2013.
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
Dividends—Common stock dividends declared for the three and six months ended June 30, 2014 were $1.2 million and $2.5 million, respectively. There were no dividends declared for the three and six months ended June 30, 2013.

Stock-Based Compensation – Stock-based compensation expense for both the three and six months ended June 30, 2014 was $266,000, of which $69,000 is associated with shares of our common stock issued to Ashford Advisor’s employees and included in “Advisory services fee” and $197,000 is associated with shares of our common stock issued to our independent directors and included in “Corporate general and administrative” expense on our consolidated statements of operations for both the three and six months ended June 30, 2014. There was no stock-based compensation expense for the three and six months ended June 30, 2013.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Noncontrolling Interests in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(3.2) million and $(2.6) million, respectively at June 30, 2014 and December 31, 2013. Loss from consolidated entities attributable to these noncontrolling interests was $182,000 and $587,000 for the three and six months ended June 30, 2014, respectively. Loss (income) from consolidated entities attributable to these noncontrolling interests was $(500,000) and $204,000 for the three and six months ended June 30, 2013, respectively.
12. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2014, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at June 30, 2014, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 31, 2023 through December 31, 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Litigation—The Company is engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within the contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations of the Company. However, the final results of these legal proceedings cannot be predicted with certainty and if the Company failed to prevail in one or more of these legal matters, and the associated realized losses were to exceed the Company’s current estimates of the range of potential losses, the Company’s consolidated financial position or results of operations could be materially adversely affected in future periods.
Income Taxes—We and our subsidiaries will file income tax returns in the federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities.
As part of our formation transactions in connection with the spin-off, AHT contributed its indirect interest in CHH III Tenant Parent Corp., the parent of the TRS lessees for two of our initial properties, which we elected to treat as a TRS. AHT also elected to treat CHH III Tenant Parent Corp. as a TRS.
In September 2010, the Internal Revenue Service (“IRS”) completed an audit of CHH for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Section 482 of the Internal Revenue Code that reduced the amount of rent AHT charged CHH. AHT owned a 75% interest in the hotel properties and CHH. In connection with the CHH audit, the IRS selected AHT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to AHT as an alternative to the CHH proposed adjustment. The AHT adjustment is based on the REIT 100% federal excise tax on its share of the amount by which the rent was held to be greater than the arm’s length rate. AHT strongly disagreed with the IRS’ position and appealed its cases to the IRS Appeals Office. In determining amounts payable by CHH under its leases, AHT engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms’ length terms as required by applicable Treasury regulations. AHT believes the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed the AHT and CHH cases in 2012. In July 2013, the IRS Appeals Office issued “no-change letters” for CHH and AHT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. The statute of limitations for IRS assessments relating to the 2007 tax returns expired on March 31, 2014.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Until the spin-off, AHT owned a 75% interest in the lessor entity. AHT strongly disagrees with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, AHT believes the IRS has misinterpreted certain terms of the lease, third-party hotel management agreements, and bank loan agreements. AHT appealed the cases to the IRS Appeals Office, and the IRS assigned the same Appeals team that oversaw the 2007 cases to the 2008 cases. AHT’s representatives attended the Appeals conferences for the 2008 cases in August 2013 and in February, April and May of 2014. In June 2014, AHT reached a verbal settlement with the IRS Appeals Office resolving all issues that arose in the 2008 audits of CHH and AHT. In connection with the settlement, AHT agreed to an adjustment to reduce the TRS rent expense and thereby increase CHH’s taxable income by $660,000. However, due to net operating losses available for utilization by CHH in the 2008 tax year and the expiration of the statute of limitations for the 2009 CHH tax year, the IRS Appeals Office has indicated they will not be able to make an assessment of additional tax and related interest expense. AHT anticipates that the IRS Appeals Office will execute settlement agreements and close the cases during the third quarter of 2014. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS has requested and AHT has agreed to extend the assessment statute of limitations for both CHH and AHT for the 2008 tax year to December 31, 2014. Accordingly, the IRS will have the right to reopen the cases until December 31, 2014. However, the IRS typically only reopens closed cases in very limited circumstances, none of which AHT believes are applicable to its cases. As part of the separation and distribution, Ashford Trust agreed to indemnify us and CHH for (i) any expenses incurred in connection with the audits and (ii) any additional taxes, interest or penalty incurred upon resolution of the audit and any tax liability incurred as a result of such indemnity payment. However, if Ashford Trust is unable to pay the amounts required under the indemnity for any reason, we, through our ownership of CHH, would bear the burden of the additional taxes, interest and penalties owed by CHH.
13. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2014 and December 31, 2013, all of our hotel properties were domestically located.

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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Marriott International®, Hilton Worldwide®, Sofitel® and Accor®.
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
Forward looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward looking statements. Factors that could have a material adverse effect on our forward looking statements include, but are not limited to:

•
factors discussed in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange commission on March 31, 2014 (the “2013 10-K”), including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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
When considering forward looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2013 10-K and any subsequent updates to this disclosure in our Quarterly Reports on Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of August 6, 2014, Ashford Trust beneficially owned common units of Ashford Prime OP, representing 14.4% of our company on a fully-diluted basis.
We operate in the direct hotel investment segment of the hotel lodging industry. As of August 6, 2014, we owned interests in ten hotels in six states and the District of Columbia with 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own eight of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford Advisor, which is staffed by Ashford Trust’s officers and employees, through an external advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford Advisor. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford Advisor.
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

On May 13, 2014, the independent directors of the Company approved an amended and restated advisory agreement with Ashford Advisor, effective as of January 1, 2014. The amendments, among other things, permit Ashford Advisor to have other advisory clients, extend the term of the advisory agreement and modify certain terms of the annual incentive fee and the termination fee.

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
Corporate general and administrative expense represents an allocation of certain Ashford Trust corporate general and administrative costs including salaries and benefits, stock based compensation, legal and professional fees, rent expense and office expenses. Any expenses that were determined to be directly related to any hotel property or specific transaction were allocated directly to the related hotel. However, any indirect costs were allocated pro rata across all hotels owned by Ashford Trust, including the eight initial properties contributed to us, based on the gross investment value for all such hotels. Indirect costs are primarily attributable to certain ownership costs related to specific hotel properties but paid by Ashford Trust. Indirect costs are included in “Other expenses” in the consolidated and combined consolidated financial statements. Additionally, interest income reflects earnings on amounts held as reserves by lenders and property managers.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 74% and 73% of our total revenue for the three and six months ended June 30, 2014, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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
Our hotels require periodic capital expenditures and renovation to remain competitive. In addition, acquisitions, redevelopments or expansions of hotels will require significant capital outlays. We may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 7.00x initially, with such ratio being reduced beginning December 1, 2014 to 6.5x and beginning December 1, 2015 to 5.75x; provided however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. Our ratio was 6.25x at June 30, 2014.

•	Consolidated recourse indebtedness other than the credit facility not to exceed $50,000,000.

•
Consolidated fixed charge coverage ratios not less than 1.15x initially, with such ratio being increased beginning December 1, 2014 to 1.25x and beginning December 1, 2015 to 1.35x. Our ratio was 1.43x at June 30, 2014.

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

All financial covenants are tested and certified by the borrower on a quarterly basis. The amounts and effects of the Pier House Resort acquisition will be excluded in the calculation of the financial covenants for the first four quarters following such acquisition. We were in compliance with all covenants at June 30, 2014.
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
The facility is a three-year interest-only facility with all outstanding principal being due at maturity, subject to two one-year extension options and certain terms and conditions. The credit facility has an accordion feature whereby the aggregate commitments may be expanded up to $300 million, subject to certain terms and conditions. No amounts were drawn under the facility as of June 30, 2014.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of June 30, 2014, we had $178.2 million of cash and cash equivalents, compared to $143.8 million at December 31, 2013. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by Operating Activities. Net cash flows from operating activities were a use of cash of $22.8 million and an inflow of $20.1 million for the six months ended June 30, 2014 and 2013, respectively. Cash flows from operations are impacted by changes in hotel operations as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
During the six months ended June 30, 2014, we reimbursed Ashford Trust $13.6 million for transaction costs from the spin-off.
Net Cash Flows Used in Investing Activities. For the six months ended June 30, 2014, investing activities used net cash flows of $201.0 million. These cash outlays were primarily attributable to cash outflows of $169.6 million attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort, $12.9 million of capital improvements made to various hotel properties and $18.5 million of net deposits to restricted cash for capital expenditures. Previously, this cash was held in accounts in the name of a third-party hotel manager and included in “Due from third party hotel managers” as of December 31, 2013 on our consolidated balance sheet. As of June 30, 2014, this cash is held in accounts in our name and is classified as “Restricted cash” on our consolidated balance sheet. For the six months ended June 30, 2013, investing activities used net cash flows of $14.2 million. These cash outlays were attributable to capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2014, net cash flows provided by financing activities were $212.6 million. Cash inflows primarily consisted of net proceeds of $144.0 million from our underwritten public offering and borrowings on indebtedness of $80.0 million. These inflows were partially offset by cash outlays of $4.0 million for repayments of indebtedness, $3.0 million for payments of dividends, $1.1 million for payments of spin-off costs, payments of loan costs and exit fees of $3.3 million and payments for derivatives of $93,000. For the six months ended June 30, 2013, net cash flows used in financing activities were $9.5 million. Cash outlays primarily consisted of $144.8 million for repayments of indebtedness, $15.7 million for distributions to noncontrolling interests in our consolidated entities, $64.5 million of distributions to Ashford Trust and payments of loan costs and exit fees of $2.8 million. These outflows were partially offset by borrowings on indebtedness of $199.9 million and contributions from Ashford Trust of $18.5 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table summarizes the changes in key line items from our statements of operations for the three months ended June 30, 2014 and 2013 (in thousands except percentages):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue
Rooms	$62,260	$47,050	$15,210	32.3%
Food and beverage	18,421	13,691	4,730	34.5
Other	3,243	2,601	642	24.7
Total hotel revenue	83,924	63,342	20,582	32.5
Other	43	—	43
Total revenue	83,967	63,342	20,625	32.6
Expenses
Hotel operating expenses:
Rooms	13,571	10,347	3,224	31.2
Food and beverage	11,575	8,541	3,034	35.5
Other expenses	20,375	15,347	5,028	32.8
Management fees	3,393	2,717	676	24.9
Total hotel expenses	48,914	36,952	11,962	32.4
Property taxes, insurance and other	4,384	2,778	1,606	57.8
Depreciation and amortization	10,706	7,647	3,059	40.0
Advisory services fee	3,945	—	3,945
Transaction costs	233	—	233
Corporate general and administrative	971	2,666	(1,695)	(63.6)
Total expenses	69,153	50,043	19,110	38.2
Operating income	14,814	13,299	1,515	11.4
Interest income	6	4	2	50.0
Interest expense and amortization of loan costs	(10,033)	(8,299)	1,734	20.9
Unrealized gain (loss) on derivatives	(51)	9	60	666.7
Income before income taxes	4,736	5,013	(277)	(5.5)
Income tax expense	(211)	(684)	(473)	(69.2)
Net income	4,525	4,329	196	4.5
(Income) loss from consolidated entities attributable to noncontrolling interests	182	(500)	682	136.4
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,210)	—	(1,210)
Net income attributable to the Company	$3,497	$3,829	$(332)	(8.7)%

Net income represents the operating results of our hotel properties for the three months ended June 30, 2014 and 2013. The results of the Chicago Sofitel are included since its acquisition on February 24, 2014 and the results of the Pier House Resort are included since its acquisition on March 1, 2014. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Three Months Ended June 30,
	2014	2013
Occupancy	85.29%	83.39%
ADR (average daily rate)	$216.55	$197.09
RevPAR (revenue per available room)	$184.70	$164.35
Rooms revenue (in thousands)	$62,260	$47,050
Total hotel revenue (in thousands)	$83,924	$63,342
Net income attributable to the Company. Net income attributable to the Company decreased $332,000, or 8.7% to $3.5 million as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $15.2 million, or 32.3%, to $62.3 million during the three months ended June 30, 2014 (the “2014 quarter”) compared to the three months ended June 30, 2013 (the “2013 quarter”). During the 2014 quarter, we experienced a 190 basis point increase in occupancy and a 9.9% increase in room rates as the economy continued to improve. Rooms revenue increased $12.4 million as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort during 2014. Rooms revenue increased $983,000 at the San Francisco Courtyard Downtown primarily as a result of 12.0% higher room rates and a 46 basis point increase in occupancy at the hotel. Rooms revenue also increased (i) $779,000 at the Hilton La Jolla Torrey Pines as a result of a major renovation at the hotel in 2013, (ii) $414,000 at the Tampa Renaissance as a result of 8.0% higher room rates and a 379 basis point increase in occupancy at the hotel, (iii) $374,000 at the Seattle Marriott Waterfront as a result of 5.2% higher room rates and a 92 basis point increase in occupancy at the hotel, (iv) $370,000 at the Seattle Courtyard Downtown as a result of 8.5% higher room rates and a 300 basis point increase in occupancy at the hotel and (v) $277,000 at the Plano Marriott Legacy Town Center as a result of a major renovation at the hotel in 2013. We also experienced a modest increase in rooms revenue at the Capital Hilton. These increases were partially offset by lower rooms revenue of $430,000 at the Philadelphia Courtyard Downtown as the result overall conditions in the Philadelphia market during the 2014 quarter.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $4.7 million, or 34.5%, to $18.4 million during the 2014 quarter. This increase is primarily attributable to an increase in total food and beverage revenue of $4.1 million in the 2014 quarter as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014 and higher food and beverage revenue at the Hilton La Jolla Torrey Pines, the Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Seattle Courtyard Downtown, the Plano Marriott Legacy Town Center and the Tampa Renaissance as a result of increased occupancy at these hotels in the 2014 quarter. These increases were partially offset by lower food and beverage revenue at the Capital Hilton as a result of a decrease in catering at the hotel in the 2014 quarter.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $642,000, or 24.7%, to $3.2 million, primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014. These increases were partially offset by lower other revenue at the Seattle Marriott Waterfront, the Philadelphia Courtyard Downtown and the Capital Hilton.
Other Non-Hotel Revenue. Other non-hotel revenue was $43,000 in the 2014 quarter. There was no other non-hotel revenue in the 2013 quarter.
Rooms Expense. Rooms expense increased $3.2 million, or 31.2%, to $13.6 million in the 2014 quarter. The increase is attributable to increased rooms revenue. Rooms margin increased 20 basis points from 78.0% to 78.2%.
Food and Beverage Expense. Food and beverage expense increased $3.0 million, or 35.5%, to $11.6 million during the 2014 quarter. The increase is attributable to increased food and beverage revenue.
Other Operating Expenses. Other operating expenses increased $5.0 million, or 32.8%, to $20.4 million in the 2014 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $429,000 in direct expenses and an increase of $4.6 million in indirect expenses and incentive management fees in the 2014 quarter. The direct expenses were 1.7% of total hotel revenue for the 2014 quarter and 1.6% for the 2013 quarter. The increase in indirect expenses is primarily attributable to higher incentive management fees, general and administrative costs, marketing costs and repair and maintenance costs.
Management Fees. Base management fees increased $676,000, or 24.9%, to $3.4 million in the 2014 quarter as a result of higher hotel revenue in the 2014 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.6 million, or 57.8%, to $4.4 million in the 2014 quarter. The increase is primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014 and higher accruals based on higher estimated property tax value assessments.
Depreciation and Amortization. Depreciation and amortization increased $3.1 million, or 40.0%, to $10.7 million for the 2014 quarter due to the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014 and capital expenditures incurred since June 30, 2013.
Advisory Services Fee. We recorded an advisory services fee of $3.9 million to Ashford Advisor in the 2014 quarter, which was comprised of a base advisory fee of $2.2 million, equity-based compensation of $1.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Advisor in connection with providing advisory services, and reimbursable overhead and internal audit costs of $597,000.
Transaction Costs. We recorded transaction costs of $233,000 related to the acquisitions of the Chicago Sofitel and the Pier House Resort, as well as our spin-off from Ashford Trust.
Corporate General and Administrative. Corporate general and administrative expenses decreased $1.7 million, or 63.6%, to $1.0 million in the 2014 quarter. Corporate general and administrative expenses primarily consist of public company costs and professional fees. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties for all indirect costs.
Interest Income. Interest income increased $2,000, or 50.0%, to $6,000 for the 2014 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.7 million, or 20.9%, to $10.0 million for the 2014 quarter as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014, partially offset by a lower weighted average interest rate. The average LIBOR rates for the 2014 quarter and the 2013 quarter were 0.15% and 0.20%, respectively.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives decreased $60,000, from a gain of $9,000 to a loss of $51,000. Unrealized loss on derivatives represents unrealized losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense decreased $473,000, or 69.2%, to $211,000. The decrease in tax expense in the 2014 quarter is primarily due to the utilization of a TRS net operating loss in the 2014 quarter that was generated after the spin-off during the period from November 19, 2013 through December 31, 2013.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated a loss of $182,000 and income of $500,000 for the 2014 quarter and the 2013 quarter, respectively. At June 30, 2014, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.2 million for the 2014 quarter. Redeemable noncontrolling interests represented ownership interests of 25.70% as of June 30, 2014. No income was allocated during the 2013 quarter as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table summarizes the changes in key line items from our statements of operations for the six months ended June 30, 2014 and 2013 (in thousands except percentages):

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Revenue
Rooms	$106,231	$85,668	$20,563	24.0%
Food and beverage	33,602	26,785	6,817	25.5
Other	5,879	4,975	904	18.2
Total hotel revenue	145,712	117,428	28,284	24.1
Other	61	—	61
Total revenue	145,773	117,428	28,345	24.1
Expenses
Hotel operating expenses:
Rooms	24,525	19,853	4,672	23.5
Food and beverage	21,259	17,278	3,981	23.0
Other expenses	36,999	29,602	7,397	25.0
Management fees	5,911	4,972	939	18.9
Total hotel expenses	88,694	71,705	16,989	23.7
Property taxes, insurance and other	8,051	5,705	2,346	41.1
Depreciation and amortization	19,479	15,097	4,382	29.0
Advisory services fee	6,139	—	6,139
Transaction costs	1,826	—	1,826
Corporate general and administrative	1,995	6,445	(4,450)	(69.0)
Total expenses	126,184	98,952	27,232	27.5
Operating income	19,589	18,476	1,113	6.0
Interest income	10	14	(4)	(28.6)
Interest expense and amortization of loan costs	(19,022)	(16,191)	2,831	17.5
Write-off of loan costs and exit fees	—	(1,971)	(1,971)	(100.0)
Unrealized loss on derivatives	(66)	(22)	44	200.0
Income before income taxes	511	306	205	67.0
Income tax expense	(437)	(1,303)	(866)	(66.5)
Net income (loss)	74	(997)	1,071	107.4
Loss from consolidated entities attributable to noncontrolling interests	587	204	383	187.7
Net income attributable to redeemable noncontrolling interests in operating partnership	(42)	—	(42)
Net income (loss) attributable to the Company	$619	$(793)	$1,412	178.1%

Net income (loss) represents the operating results of our hotel properties for the six months ended June 30, 2014 and 2013. The results of the Chicago Sofitel are included since its acquisition on February 24, 2014 and the results of the Pier House Resort are included since its acquisition on March 1, 2014. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Six Months Ended June 30,
	2014	2013
Occupancy	80.35%	73.39%
ADR (average daily rate)	$206.71	$181.60
RevPAR (revenue per available room)	$166.09	$133.27
Rooms revenue (in thousands)	$106,231	$85,668
Total hotel revenue (in thousands)	$145,712	$117,428
Net income (loss) attributable to the Company. Net income attributable to the Company increased $1.4 million, or 178.1% from a net loss of $793,000 to net income of $619,000 as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $20.6 million, or 24.0%, to $106.2 million during the six months ended June 30, 2014 (the “2014 period”) compared to the six months ended June 30, 2013 (the “2013 period”). During the 2014 period, we experienced a 696 basis point increase in occupancy and a 13.8% increase in room rates as the economy continued to improve. Rooms revenue increased $16.3 million as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort during the 2014 period. Rooms revenue increased $2.0 million at the Hilton La Jolla Torrey Pines as a result of a major renovation at the hotel in 2013. Rooms revenue also increased (i) $1.7 million at the San Francisco Courtyard Downtown primarily as a result of 15.3% higher room rates and a 130 basis point decrease in occupancy at the hotel, (ii) $794,000 at the Seattle Courtyard Downtown as a result of 7.5% higher room rates and a 731 basis point increase in occupancy at the hotel, (iii) $707,000 at the Seattle Marriott Waterfront as a result of 7.1% higher room rates and a 134 basis point increase in occupancy at the hotel, (iv) $587,000 at the Tampa Renaissance as a result of 6.8% higher room rates and a 243 basis point increase in occupancy at the hotel and (v) $381,000 at the Plano Marriott Legacy Town Center as a result of 5.3% higher room rates and a 45 basis point increase in occupancy at the hotel. These increases were partially offset by lower rooms revenue of $1.1 million at the Philadelphia Courtyard as the result of a major renovation at that hotel in the first quarter of 2014 and overall market conditions during the second quarter of 2014 and $733,000 at the Capital Hilton, which was primarily attributable to the presidential inauguration in the 2013 period.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $6.8 million, or 25.5%, to $33.6 million during the 2014 period. This increase is primarily attributable to an increase in total food and beverage revenue of $5.2 million as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period and higher food and beverage revenue of $965,000 at the Hilton La Jolla Torrey Pines as a result of a major renovation at the hotel in the 2013 period. Additional increases resulted from higher food and beverage revenue at the Tampa Renaissance, the Seattle Marriott Waterfront, the Seattle Courtyard and the Plano Marriott Legacy Town Center as a result of increased occupancy at these hotels in the 2014 period. These increases were partially offset by lower food and beverage revenue at the Capital Hilton, which was primarily attributable to the presidential inauguration in the 2013 period and a decrease in catering during the second quarter of 2014.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $904,000, or 18.2%, to $5.9 million, primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period and higher other revenue at the Hilton La Jolla Torrey Pines as a result of a major renovation at that hotel in the 2013 period. These increases were partially offset by lower other revenue at the Seattle Marriott Waterfront and the Capital Hilton.
Other Non-Hotel Revenue. Other non-hotel revenue was $61,000 in the 2014 period. There was no other non-hotel revenue in the 2013 period.
Rooms Expense. Rooms expense increased $4.7 million, or 23.5%, to $24.5 million in the 2014 period. The increase is attributable to increased rooms revenue. Rooms margin increased 10 basis points from 76.8% to 76.9%.
Food and Beverage Expense. Food and beverage expense increased $4.0 million, or 23.0%, to $21.3 million during the 2014 period. The increase is attributable to increased food and beverage revenue.
Other Operating Expenses. Other operating expenses increased $7.4 million, or 25.0%, to $37.0 million in the 2014 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $497,000 in direct expenses and an increase of $6.9 million in indirect expenses and incentive management fees in the 2014 period. The direct expenses were

1.7% of total hotel revenue for the 2014 period and 1.7% for the 2013 period. The increase in indirect expenses is primarily attributable to higher incentive management fees, general and administrative costs, marketing costs, repairs and maintenance costs and energy costs.
Management Fees. Base management fees increased $939,000, or 18.9%, to $5.9 million in the 2014 period as a result of higher hotel revenue in the 2014 period.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.3 million, or 41.1%, to $8.1 million in the 2014 period. The increase is primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period and higher accruals based on higher estimated property tax value assessments.
Depreciation and Amortization. Depreciation and amortization increased $4.4 million, or 29.0%, to $19.5 million for the 2014 period due to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period and capital expenditures incurred since June 30, 2013.
Advisory Services Fee. We recorded an advisory services fee of $6.1 million to Ashford Advisor in the 2014 period, which was comprised of a base advisory fee of $4.2 million, equity-based compensation of $1.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Advisor in connection with providing advisory services and reimbursable overhead, internal audit and asset management costs of $820,000.
Transaction Costs. We recorded transaction costs of $1.8 million related to the acquisitions of the Chicago Sofitel and the Pier House Resort, as well as our spin-off from Ashford Trust.
Corporate General and Administrative. Corporate general and administrative expenses decreased $4.5 million, or 69.0%, to $2.0 million in the 2014 period. Corporate general and administrative expenses primarily consist of public company costs and professional fees. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties for all indirect costs.
Interest Income. Interest income decreased $4,000, or 28.6%, to $10,000 for the 2014 period.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $2.8 million, or 17.5%, to $19.0 million for the 2014 period as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period, as well as the refinancing of our $141.7 million mortgage loan in the 2013 period, partially offset by a lower weighted average interest rate. The average LIBOR rates for the 2014 period and the 2013 period were 0.15% and 0.20%, respectively.
Write-off of Loan Costs and Exit Fees. In the 2014 period, we did not incur any write-offs of loan costs. In the 2013 period, we wrote off unamortized loan costs of $472,000 and incurred additional loan costs of $1.5 million in connection with the refinancing of our $141.7 million mortgage loan due August 2013, which had an outstanding balance of $141.0 million. The mortgage loan was replaced with a $199.9 million mortgage loan due February 2018.
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $44,000, or 200.0%, to $66,000. Unrealized loss on derivatives represents unrealized losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense decreased $866,000, or 66.5%, to $437,000. The decrease in tax expense in the 2014 period is primarily due to the utilization of a TRS net operating loss in the 2014 period that was generated after the spin-off during the period from November 19, 2013 through December 31, 2013.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated losses of $587,000 and $204,000 for the 2014 period and the 2013 period, respectively. At June 30, 2014, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $42,000 for the 2014 period. Redeemable noncontrolling interests represented ownership interests of 25.70% as of June 30, 2014. No income was allocated during the 2013 period as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust.

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
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and AFFO are made to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization, and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as transaction costs, write-off of loan costs and exit fees, and non-cash items such as amortization of unfavorable management contract liability, compensation adjustment related to modified employment terms, non-employee equity-based compensation and unrealized (gain) loss on derivatives. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$4,525	$4,329	$74	$(997)
(Income) loss from consolidated entities attributable to noncontrolling interests	182	(500)	587	204
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,210)	—	(42)	—
Net income (loss) attributable to the Company	3,497	3,829	619	(793)
Interest expense and amortization of loan costs (1)	9,561	7,821	18,080	15,324
Depreciation and amortization(1)	9,897	6,849	17,870	13,519
Interest income(1)	(6)	(3)	(10)	(13)
Income tax expense	211	684	437	1,303
Net income attributable to redeemable noncontrolling interests in operating partnership	1,210	—	42	—
EBITDA	24,370	19,180	37,038	29,340
Amortization of unfavorable management contract liability	(39)	(39)	(79)	(79)
Transaction costs	233	173	1,826	173
Write-off of loan costs and exit fees	—	—	—	1,971
Unrealized (gain) loss on derivatives	51	(9)	66	22
Compensation adjustment related to modified employment terms	573	—	573	—
Non-employee equity-based compensation	783	—	783	—
Adjusted EBITDA	$25,971	$19,305	$40,207	$31,427
__________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense and amortization of loan costs	$(472)	$(478)	$(942)	$(867)
Depreciation and amortization	(809)	(798)	(1,609)	(1,578)
Interest income	—	1	—	1
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets and redeemable noncontrolling interests in operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, transaction costs and non-cash items such as compensation adjustments related to modified employment terms and unrealized (gain) loss on derivatives. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the financial statements.

The following table reconciles net loss to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$4,525	$4,329	$74	$(997)
(Income) loss from consolidated entities attributable to noncontrolling interests	182	(500)	587	204
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,210)	—	(42)	—
Net income (loss) attributable to the Company	3,497	3,829	619	(793)
Depreciation and amortization on real estate(1)	9,897	6,849	17,870	13,519
Net income attributable to redeemable noncontrolling interests in operating partnership	1,210	—	42	—
FFO available to the Company	14,604	10,678	18,531	12,726
Write-off of loan costs and exit fees	—	—	—	1,971
Transaction costs	233	173	1,826	173
Compensation adjustment related to modified employment terms	573	—	573	—
Unrealized (gain) loss on derivatives	51	(9)	66	22
AFFO available to the Company	$15,461	$10,842	$20,996	$14,892
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Depreciation and amortization on real estate	$(809)	$(798)	$(1,609)	$(1,578)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	547	75%	410
Marriott	Seattle, WA	Full	358	100	358
Marriott	Plano, TX	Full	404	100	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott	Seattle, WA	Select	250	100	250
Courtyard by Marriott	San Francisco, CA	Select	405	100	405
Sofitel Chicago Water Tower	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ground Lease Properties
Hilton (a)	La Jolla, CA	Full	394	75%	296
Renaissance (b)	Tampa, FL	Full	293	100	293
Total			3,707		3,472
________
(a) The ground lease expires in 2043.
(b) The ground lease expires in 2080.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At June 30, 2014, our total indebtedness of $767.1 million included $345.8 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2014 would be approximately $864,000 per year. Interest rate changes will have no impact on the remaining $421.3 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2014, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act)) as of June 30, 2014 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in Item 1A of our 2013 10-K, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

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
10.1
Amended and Restated Advisory Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2014

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements Comprehensive Loss; (iii) Consolidated Statement of Changes in Equity; (iv) Consolidated and Combined Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated and Combined Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	August 8, 2014	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 8, 2014	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer