Form 10-Q
period 2014-09-30
Ashford Hospitality Prime, Inc.
filed 2014-11-07
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	25,392,291
(Class)	Outstanding at November 5, 2014

ASHFORD HOSPITALITY PRIME, INC
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	2
Condensed Consolidated and Combined Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013	3
Condensed Consolidated and Combined Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013	4
Condensed Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2014	5
Condensed Consolidated and Combined Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	6
Notes to Condensed Consolidated and Combined Consolidated Financial Statements	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37
ITEM 4. CONTROLS AND PROCEDURES	38
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	39
ITEM 1A. RISK FACTORS	39
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	39
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	39
ITEM 4. MINE SAFETY DISCLOSURES	39
ITEM 5. OTHER INFORMATION	39
ITEM 6. EXHIBITS	40
SIGNATURES	41

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Investments in hotel properties, net	$997,844	$765,326
Cash and cash equivalents	182,782	143,776
Restricted cash	29,365	5,951
Accounts receivable, net of allowance of $65 and $34, respectively	16,137	7,029
Inventories	624	318
Note receivable	8,098	8,098
Deferred costs, net	4,127	4,064
Prepaid expenses	3,231	2,233
Derivative assets	50	—
Other assets	1,165	4,501
Intangible asset, net	2,565	2,631
Due from related party, net	649	12
Due from third-party hotel managers	6,359	18,480
Total assets	$1,252,996	$962,419
Liabilities and Equity
Liabilities:
Indebtedness	$765,164	$621,882
Capital lease payable	6	—
Accounts payable and accrued expenses	28,440	17,279
Dividends payable	1,477	1,245
Unfavorable management contract liabilities	356	474
Due to Ashford Trust, net	3,815	13,042
Due to third-party hotel managers	980	649
Intangible liability, net	3,753	3,795
Other liabilities	1,139	926
Total liabilities	805,130	659,292
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in operating partnership	135,110	159,726
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,393,433 and 16,129,112 shares issued and 25,392,791 and 16,129,112 shares outstanding at September 30, 2014 and December 31, 2013, respectively	254	161
Additional paid-in capital	391,096	246,928
Accumulated deficit	(74,921)	(101,062)
Treasury stock, at cost, 642 shares at September 30, 2014	(10)	—
Total stockholders’ equity of the Company	316,419	146,027
Noncontrolling interest in consolidated entity	(3,663)	(2,626)
Total equity	312,756	143,401
Total liabilities and equity	$1,252,996	$962,419
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Rooms	$65,253	$47,184	$171,484	$132,852
Food and beverage	15,886	11,014	49,488	37,799
Other	3,615	2,762	9,494	7,737
Total hotel revenue	84,754	60,960	230,466	178,388
Other	30	—	91	—
Total revenue	84,784	60,960	230,557	178,388
Expenses
Hotel operating expenses:
Rooms	14,039	10,330	38,564	30,183
Food and beverage	11,118	8,045	32,377	25,323
Other expenses	23,079	16,997	60,078	46,599
Management fees	3,497	2,679	9,408	7,651
Total hotel expenses	51,733	38,051	140,427	109,756
Property taxes, insurance and other	4,076	3,000	12,127	8,705
Depreciation and amortization	10,657	7,767	30,136	22,864
Advisory services fee	3,117	—	9,256	—
Transaction costs	45	—	1,871	—
Corporate general and administrative	458	2,777	2,453	9,222
Total expenses	70,086	51,595	196,270	150,547
Operating income	14,698	9,365	34,287	27,841
Interest income	10	5	20	19
Interest expense and amortization of loan costs	(10,137)	(8,380)	(29,159)	(24,571)
Write-off of loan costs and exit fees	—	—	—	(1,971)
Unrealized gain (loss) on derivatives	3	(9)	(63)	(31)
Income before income taxes	4,574	981	5,085	1,287
Income tax expense	(185)	(952)	(622)	(2,255)
Net income (loss)	4,389	29	4,463	(968)
Loss from consolidated entities attributable to noncontrolling interests	154	371	741	575
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,171)	—	(1,213)	—
Net income (loss) attributable to the Company	$3,372	$400	$3,991	$(393)
Income (loss) per share – basic:
Net income (loss) attributable to common shareholders	$0.13	$0.02	$0.16	$(0.02)
Weighted average common shares outstanding – basic	25,298	16,045	24,310	16,045
Income (loss) per share – diluted:
Net income (loss) attributable to common shareholders	$0.13	$0.02	$0.16	$(0.02)
Weighted average common shares outstanding – diluted	34,429	24,905	33,315	16,045
Dividends declared per common share	$0.05	$—	$0.15	$—
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$4,389	$29	$4,463	$(968)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on derivatives	—	—	—	—
Reclassification to interest expense	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	4,389	29	4,463	(968)
Comprehensive loss attributable to noncontrolling interests in consolidated entities	154	371	741	575
Comprehensive income attributable to redeemable noncontrolling interests in operating partnership	(1,171)	—	(1,213)	—
Comprehensive income (loss) attributable to the Company	$3,372	$400	$3,991	$(393)
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amount			Shares	Amount
Balance at January 1, 2014	16,129	$161	$246,928	$(101,062)	—	$—	$(2,626)	$143,401	$159,726
Equity-based compensation	—	—	327	—	—	—	—	327	1,460
Issuance of common stock	9,200	92	143,841	—	—	—	—	143,933	—
Issuance of restricted shares/units	64	1	—	—	—	—	—	1	18
Forfeiture of restricted common shares	—	—	—	—	(1)	(10)	—	(10)	—
Dividends declared - common stock	—	—	—	(3,806)	—	—	—	(3,806)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(296)	(296)	(1,351)
Net income (loss)	—	—	—	3,991	—	—	(741)	3,250	1,213
Redemption value adjustment	—	—	—	25,956	—	—	—	25,956	(25,956)
Balance at September 30, 2014	25,393	$254	$391,096	$(74,921)	(1)	$(10)	$(3,663)	$312,756	$135,110
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$4,463	$(968)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	30,136	22,864
Stock-based compensation	1,787	—
Bad debt expense	—	712
Amortization of loan costs	1,328	544
Write-off of loan costs and exit fees	—	1,971
Amortization of intangibles	(160)	(161)
Unrealized loss on derivatives	63	31
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Restricted cash	(2,028)	9,940
Accounts receivable and inventories	(7,566)	(2,954)
Prepaid expenses and other assets	(762)	(284)
Accounts payable and accrued expenses	6,849	1,181
Due to/from related parties, net	(605)	—
Due to/from third-party hotel managers	12,452	(2,370)
Due to/from Ashford Trust	(5,875)	—
Other liabilities	197	4
Net cash provided by operating activities	40,279	30,510

Cash Flows from Investing Activities
Proceeds from property insurance	54	—
Acquisition of hotel properties, net of cash acquired	(169,609)	—
Restricted cash related to improvements and additions to hotel properties	(20,845)	—
Improvements and additions to hotel properties	(17,755)	(17,380)
Net cash used in investing activities	(208,155)	(17,380)

Cash Flows from Financing Activities
Borrowings on indebtedness	80,000	199,875
Repayments of indebtedness	(5,941)	(146,654)
Payments of loan costs and exit fees	(3,277)	(2,831)
Payments for derivatives	(93)	(36)
Payments for spin-off costs	(1,091)	—
Payments for dividends	(4,677)	—
Issuance of common stock	143,933	—
Issuance of restricted shares/units	19	—
Forfeiture of restricted shares/units	(10)	—
Contributions from owners	—	24,146
Distributions to owners	—	(78,142)
Distributions to a noncontrolling interest in a consolidated entity	(1,981)	(15,713)
Net cash provided by (used in) financing activities	206,882	(19,355)

Net change in cash and cash equivalents	39,006	(6,225)
Cash and cash equivalents at beginning of period	143,776	20,313
Cash and cash equivalents at end of period	$182,782	$14,088
Supplemental Cash Flow Information
Interest paid	$27,054	$23,891
Income taxes paid	719	—
Supplemental Disclosure of Non Cash Investing and Financing Activities
Net other assets and liabilities acquired	$(3,615)	$—
Assumption of debt	69,000	—
Dividends declared but not paid	1,726	—
Financed insurance premiums	—	1,207
Non cash contribution from owners	—	1,109
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	296	887
See Notes to Condensed Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime elected to be taxed as a REIT under the Internal Revenue Code beginning with the year ended December 31, 2013. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its financial statements.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Hospitality Trust, Inc. (“AHT” or “Ashford Trust”), a NYSE-listed REIT, completed the spin-off of Ashford Prime through the distribution of its outstanding common stock to the Ashford Trust stockholders.
We are advised by Ashford Hospitality Advisors LLC (“Ashford Advisor”), a subsidiary of Ashford Trust, which is staffed by Ashford Trust’s officers and employees, through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford Advisor. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford Advisor.
On February 27, 2014, Ashford Trust announced that its board of directors approved a plan to spin-off Ashford Advisor into a separate publicly traded company in the form of a taxable distribution. The distribution is expected to be completed in the fourth quarter of 2014. We expect that the proposed spin-off will not affect us and the successor to Ashford Advisor will continue to advise us.
As of September 30, 2014, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed one of our ten hotel properties. Third-party management companies managed the remaining hotel properties.
The accompanying consolidated financial statements include the accounts of certain wholly-owned and majority owned subsidiaries of Ashford Prime OP that own and operate ten hotels in six states and the District of Columbia. The portfolio includes eight wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of September 30, 2014, all of our ten hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). Prime TRS then engages hotel management companies to operate the hotels under management contracts. As of September 30, 2014, eight of the ten hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington, which are eligible independent contractors under the Internal Revenue Code.
With respect to six of the eight initial hotels, the accompanying carve-out financial statements for the three and nine months ended September 30, 2013 include the accounts of the following subsidiaries:

1.	Ashford Plano-M LP

2.	Ashford Seattle Waterfront LP

3.	Ashford Tampa International Hotel Partnership LP

4.	Ashford Seattle Downtown LP

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

5.	Ashford San Francisco II LP

6.	Ashford Philadelphia Annex LP

7.	Ashford TRS Philadelphia Annex LLC

8.	Ashford TRS Sapphire III LLC

9.	Ashford TRS Sapphire VII LLC

With respect to the other two initial hotels, the accompanying carve-out financial statements for the three and nine months ended September 30, 2013 include the accounts of Ashford HHC Partners III, LP and its subsidiaries which include:

1.	CHH Torrey Pines Hotel Partners, LP

2.	CHH Capital Hotel Partners, LP

3.	CHH III Tenant Parent Corp.

4.	CHH Torrey Pines Tenant Corp.

5.	CHH Capital Tenant Corp.

6.	CHH Torrey Pines Hotel GP, LLC

7.	CHH Capital Hotel GP, LLC
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The following items affect reporting comparability of our historical consolidated and combined consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three and nine months ended September 30, 2014 and 2013, there were no impairment charges.
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
The noncontrolling interest in a consolidated entity represents an ownership interest of 25% in two hotel properties at September 30, 2014 and December 31, 2013, and is reported in equity in the consolidated balance sheets.
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
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance. Subsequently, the then-current fair value of unvested equity at each period end is charged to expense on a straight-line basis over the remaining vesting period of the shares/units. Stock/unit grants to independent directors is recorded at fair value based on the market price of the shares at grant date and this amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
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
Income (Loss) Per Share—For periods prior to the spin-off, basic income (loss) per share was calculated by dividing net income (loss) attributable to the Company by the 16.0 million shares of common stock outstanding upon the completion of the distribution (based on a distribution ratio of one share of Ashford Prime common stock for every five shares of Ashford Trust common stock), including 16,000 shares for initial grants to the five independent members of our board of directors and excluding 84,000 unvested restricted shares. For the three months ended September 30, 2013, the diluted income per share was calculated by dividing the net income attributable to the Company by 24.9 million shares, which includes 8.9 million shares comprised of 84,000 unvested restricted shares and shares issuable on the conversion of 8.8 million Ashford Prime OP units, which are comprised of 5.0 million units held by Ashford Trust which represents the initial 20% retained ownership interest in Ashford Prime OP and 3.8 million units of Ashford Prime OP held by current Ashford Trust unit holders based on the distribution ratio noted above. For the nine months ended September 30, 2013, diluted loss per share was calculated by dividing the net loss attributable to the Company by the 16.0 million shares of common stock outstanding upon the completion of the distribution and excluding the additional 8.9 million shares described above as the effect of including these shares would have been anti-dilutive.
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Prime TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Prime TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
The entities that own the ten hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The entities that operate the ten hotels are considered taxable corporations for U.S. federal, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime and Ashford Trust (prior to the spin-off). The entities that operate the two hotels owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries (“TRS”) of Ashford Trust in April 2007, when the partnership was acquired by AHT. Prior to the spin-off, income tax expense in the accompanying combined consolidated financial statements was calculated on a “carve-out” basis from AHT.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities, and, as more fully described in Note 12, we agreed to extend the statute of limitations for one of our TRS subsidiaries until December 31, 2014 in connection with the final settlement of an income tax examination of that subsidiary.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

Recently Issued Accounting Standards—In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. Upon adoption of this standard, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. Upon adoption, we anticipate that the operations of sold hotel properties through the date of their disposal will be included in continuing operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$202,356	$129,994
Buildings and improvements	917,744	746,083
Furniture, fixtures and equipment	61,595	44,847
Construction in progress	1,537	4,583
Total cost	1,183,232	925,507
Accumulated depreciation	(185,388)	(160,181)
Investments in hotel properties, net	$997,844	$765,326
Acquisitions
On February 24, 2014, we acquired a 100% interest in the Sofitel Chicago Water Tower (“Sofitel Chicago”) in Chicago, Illinois pursuant to the previously announced Agreement of Purchase and Sale, dated as of December 23, 2013, by and among the Company and Chestnut OwnerCo, LLC and Chestnut LeaseCo, LLC. We paid an aggregate purchase price of $153.0 million in cash. The acquisition was funded with proceeds from an $80.0 million non-recourse mortgage loan and proceeds from the Company’s underwritten public offering (see Note 11). We have allocated the assets acquired and liabilities assumed using estimated fair value information based on a third party appraisal that was received subsequent to March 31, 2014 and resulted in adjustments to land, buildings and improvements, furniture, fixtures and equipment. These adjustments resulted in $144,000 of additional depreciation expense for the three months ended June 30, 2014, which represents the additional depreciation from the date of the acquisition through March 31, 2014. We are in the process of evaluating property level working capital balances, which amounted to a net liability of $1.8 million. This valuation is considered a Level 3 valuation technique.

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
The results of operations of the hotel property have been included in our results of operations since February 24, 2014. For the three and nine months ended September 30, 2014, we have included total revenue of $11.8 million and $26.3 million, respectively, and net income of $1.8 million and $3.2 million, respectively, in our consolidated statements of operations.
On February 24, 2014, to fund a portion of our acquisition of the Sofitel Chicago, we completed the financing for an $80.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 2.3%. The stated maturity date of the mortgage loan is March 9, 2016, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Sofitel Chicago.
On March 1, 2014, we acquired a 100% interest in the Pier House Resort from Ashford Trust for total consideration of $92.7 million. We assumed the $69.0 million mortgage on the property and paid the balance of the purchase price with cash from our underwritten public offering. We have allocated the assets acquired and liabilities assumed using estimated fair value information based on a third party appraisal that was received subsequent to March 31, 2014 and resulted in adjustments to land and buildings and improvements. These adjustments resulted in a $6,000 reduction of depreciation expense for the three months ended June 30, 2014, which represents lower depreciation from the date of the acquisition through March 31, 2014. We are in the process of evaluating property level working capital balances, which amounted to a net liability of $1.8 million.This valuation is considered a Level 3 valuation technique.
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
The results of operations of the hotel property have been included in our results of operations since March 1, 2014. For the three and nine months ended September 30, 2014, we have included total revenue of $4.3 million and $12.3 million, respectively, and net (loss) income of $(149,000) and $1 million, respectively, in our consolidated statements of operations.
The following table reflects the unaudited pro forma results of operations as if both acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2013, and the removal of $45,000 and $1.7 million of non-recurring transaction costs directly attributable to the transaction for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$84,784	$76,350	$237,947	$224,270
Net income	4,434	1,159	5,479	2,203

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

4. Note Receivable
As of September 30, 2014 and December 31, 2013, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 5.
5. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2014	December 31, 2013
Mortgage loan(3)	1 hotel	September 2015	LIBOR(1) +4.90%	$69,000	$—
Mortgage loan(4)	1 hotel	March 2016	LIBOR(1) +2.30%	80,000	—
Senior credit facility(5)	Various	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) +2.25% to 3.75%	—	—
Mortgage loan(6)	1 hotel	April 2017	5.91%	33,976	34,310
Mortgage loan	2 hotels	April 2017	5.95%	124,535	125,748
Mortgage loan	3 hotels	April 2017	5.95%	253,418	255,886
Mortgage loan	2 hotels	February 2018	LIBOR(1) +3.50%	196,137	197,840
TIF loan(6) (7)	1 hotel	June 2018	12.85%	8,098	8,098
Total				$765,164	$621,882
__________________

(1)	LIBOR rates were 0.157% and 0.168% at September 30, 2014 and December 31, 2013, respectively.

(2)	Base Rate, as defined in the senior credit facility agreement is the greater of (i) Bank of America prime rate, or (ii) federal funds rate + 0.5%.

(3)	This mortgage loan has three one-year extension options beginning September 2015, subject to satisfaction of certain conditions.

(4)	This mortgage loan has three one-year extension options beginning March 2016, subject to satisfaction of certain conditions.

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
On March 1, 2014, in connection with the acquisition of the Pier House Resort, we assumed the $69.0 million mortgage on the property.The mortgage loan bears interest at a rate of LIBOR +4.9%. The stated maturity date of the mortgage loan is September 9, 2015, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Pier House Resort.
We are required to maintain certain financial ratios under our senior credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of September 30, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

6. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders – Basic and diluted:
Net income (loss) attributable to the Company	$3,372	$400	$3,991	$(393)
Less: Dividends on common stock	(1,265)	—	(3,793)	—
Less: Dividends on unvested restricted shares	(5)	—	(13)	—
Less: (Income) loss from continuing operations allocated to unvested shares	(8)	—	(1)	—
Undistributed net income (loss) allocated to common shareholders	2,094	400	184	(393)
Add back: Dividends on common stock	1,265	—	3,793	—
Distributed and undistributed net income (loss) - basic	3,359	400	3,977	(393)
Net income attributable to redeemable noncontrolling interests in operating partnership	1,171	—	1,213	—
Distributed and undistributed net income (loss) - diluted	$4,530	$400	$5,190	$(393)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	25,298	16,045	24,310	16,045
Effect of unvested restricted shares	—	84	—	—
Effect of assumed conversion of operating partnership units	9,131	8,776	9,005	—
Weighted average common shares outstanding - diluted	34,429	24,905	33,315	16,045

Loss per share – basic:
Net loss allocated to common shareholders per share	$0.13	$0.02	$0.16	$(0.02)
Loss per share – diluted:
Net loss allocated to common shareholders per share	$0.13	$0.02	$0.16	$(0.02)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) allocated to common shareholders is not adjusted for:
Income allocated to unvested restricted shares	$13	$—	$14	$—
Total	$13	$—	$14	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	46	—	58	84
Effect of assumed conversion of operating partnership units	—	—	—	8,776
Total	46	—	58	8,860

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

	Significant Other Observable Inputs (Level 2)	Total
September 30, 2014
Assets
Derivative assets:
Interest rate derivatives	$50	$50	(1)

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2013
Assets
Derivative assets:
Interest rate derivatives	$—	$—	(1)
__________________

(1)	Reported as “Derivative assets” in the consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated and Combined Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated and combined consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Assets
Derivative assets:
Interest rate derivatives	$3	(1)	$(9)	(1)	$(63)	(1)	$(31)	(1)
__________________

(1)	Reported as “Unrealized gain (loss) on derivatives” in the consolidated and combined consolidated statements of operations.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$50	$50	$—	$—
Financial assets not measured at fair value:
Cash and cash equivalents	$182,782	$182,782	$143,776	$143,776
Restricted cash	29,365	29,365	5,951	5,951
Accounts receivable	16,137	16,137	7,029	7,029
Note receivable	8,098	$10,440 to $11,539	8,098	$10,954 to $12,108
Due from related party, net	649	649	12	12
Due from third-party hotel managers	6,359	6,359	18,480	18,480
Financial liabilities not measured at fair value:
Indebtedness	$765,164	$746,547 to $825,131	$621,882	$615,880 to $680,710
Accounts payable and accrued expenses	28,440	28,440	17,279	17,279
Dividends payable	1,477	1,477	1,245	1,245
Due to Ashford Trust, net	3,815	3,815	13,042	13,042
Due to third-party hotel managers	980	980	649	649
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at September 30, 2014 and December 31, 2013. We estimated the fair value of the note receivable to be approximately 28.9% to 42.5% higher than the carrying value of $8.1 million at September 30, 2014, and approximately 35.3% to 49.5% higher than the carrying value of $8.1 million at December 31, 2013. This is considered a Level 2 valuation technique.
Derivative assets. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of the Company and the counterparties. See Notes 2, 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 97.6% to 107.8% of the carrying value of $765.2 million at September 30, 2014, and approximately 99.0% to 109.5% of the carrying value of $621.9 million at December 31, 2013. This is considered a Level 2 valuation technique.
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
As of September 30, 2014, we have issued a total of 355,000 LTIP units, none of which have reached full economic parity with the common units. Expense of $370,000 and $1.5 million was recognized for the three and nine months ended September 30, 2014, respectively, of which $370,000 and $1.4 million, respectively, associated with LTIP units issued to Ashford Advisor’s employees is included in “Advisory services fee” and $49,000 associated with LTIP units issued to our independent directors is included in “Corporate general and administrative” expense in our consolidated statements of operations for the nine months ended September 30, 2014. No expense was recognized during the three and nine months ended September 30, 2013. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unamortized LTIP units will be amortized over a period of 2.5 years.
During the three and nine months ended September 30, 2014, no operating partnership units were presented for redemption or converted to shares of our common stock. Redeemable noncontrolling interests in Ashford Prime OP as of September 30, 2014 and December 31, 2013 were $135.1 million and $159.7 million, respectively, which represented ownership of our operating partnership of 25.77% and 35.26%, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2014 and December 31, 2013 included adjustments of $30.0 million and $56.0 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three and nine months ended September 30, 2014, we allocated net income of $1.2 million and $1.2 million, respectively, to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the three and nine months ended September 30, 2013. We declared cash distributions to Ashford Prime OP unit holders of $456,000 and $1.4 million for the three and nine months ended September 30, 2014, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership. No cash distributions were declared for the three and nine months ended September 30, 2013.
11. Equity and Stock-Based Compensation
Equity Offering—On January 21, 2014, we commenced an underwritten public offering of 8.0 million shares of common stock at $16.50 per share for gross proceeds of $132.0 million. The offering closed on January 29, 2014. We granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock. On February 4, 2014, the underwriters fully exercised their option and purchased an additional 1.2 million shares of our common stock at a price of $16.50 per share. The net proceeds from the sale of the shares after underwriting discounts and offering expenses were approximately $143.9 million.
Dividends—Common stock dividends declared for the three and nine months ended September 30, 2014 were $1.3 million and $3.8 million, respectively. There were no dividends declared for the three and nine months ended September 30, 2013.

Stock-Based Compensation—Stock-based compensation expense for both the three and nine months ended September 30, 2014 was $61,000 and $327,000, respectively, of which $61,000 and $130,000, respectively, is associated with shares of our common stock issued to Ashford Advisor’s employees and included in “Advisory services fee” and $197,000 is associated with shares of our common stock issued to our independent directors and included in “Corporate general and administrative” expense on our consolidated statements of operations for the nine months ended September 30, 2014. There was no stock-based compensation expense for the three and nine months ended September 30, 2013.
Noncontrolling Interests in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(3.7) million and $(2.6) million, respectively at September 30, 2014 and December 31, 2013. Loss from consolidated entities attributable to these noncontrolling interests was $154,000 and $741,000 for the three and nine months ended September 30, 2014, respectively. Losses from consolidated entities attributable to these noncontrolling interests were $371,000 and $575,000 for the three and nine months ended September 30, 2013, respectively.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

12. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2014, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2014, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 31, 2023 through December 31, 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states and cities. Tax years 2010 through 2013 remain subject to potential examination by certain federal and state taxing authorities.
As part of our formation transactions in connection with the spin-off, AHT contributed its indirect interest in CHH III Tenant Parent Corp., the parent of the TRS lessees for two of our initial properties, which we elected to treat as a TRS. AHT also elected to treat CHH III Tenant Parent Corp. as a TRS.
In September 2010, the Internal Revenue Service (“IRS”) completed an audit of CHH for the tax year ended December 31, 2007. The IRS issued a notice of proposed adjustment based on Section 482 of the Internal Revenue Code that reduced the amount of rent AHT charged CHH. AHT owned a 75% interest in the hotel properties and CHH. In connection with the CHH audit, the IRS selected AHT for audit for the same tax year. In October 2011, the IRS issued an income tax adjustment to AHT as an alternative to the CHH proposed adjustment. The AHT adjustment was based on the REIT 100% federal excise tax on its share of the amount by which the rent was held to be greater than the arm’s length rate. AHT strongly disagreed with the IRS’ position and appealed its cases to the IRS Appeals Office. In determining amounts payable by CHH under its leases, AHT engaged a third party to prepare a transfer pricing study which concluded that the lease terms were consistent with arms’ length terms as required by applicable Treasury regulations. AHT believed the IRS transfer pricing methodologies applied in the audits contained flaws and that the IRS adjustments to the rent charged were inconsistent with the U.S. federal tax laws related to REITs and true leases. The IRS Appeals Office reviewed the AHT and CHH cases in 2012. In July 2013, the IRS Appeals Office issued “no-change letters” for CHH and AHT indicating that the 2007 tax returns were accepted as filed and the examinations resulted in no deficiencies. The statute of limitations for IRS assessments relating to the 2007 tax returns expired on March 31, 2014.
In June 2012, the IRS completed audits of CHH and AHT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to CHH or AHT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both AHT and CHH. The AHT adjustment was for $3.3 million of U.S. federal excise taxes and represented the amount by which the IRS asserted that the rent charged to CHH was greater than the arms’ length rate pursuant to IRC Section 482. The CHH adjustment was for $1.6 million of additional income, which would have resulted in approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The CHH adjustment represented the IRS’ imputation of compensation to CHH under IRC Section 482 for agreeing to be a party to the lessor entity’s bank loan agreement. Until the spin-off, AHT owned a 75% interest in the lessor entity. AHT strongly disagreed with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, AHT believed the IRS misinterpreted certain terms of the lease, third-party hotel management agreements, and bank loan agreements. AHT appealed the cases to the IRS Appeals Office, and the IRS assigned the same Appeals team that oversaw the 2007 cases to the 2008 cases. AHT’s representatives attended the Appeals conferences for the 2008 cases in August 2013 and in February, April and May of 2014. In August 2014, AHT reached a final settlement with the IRS Appeals Office resolving all issues that arose in the 2008 audits of CHH and AHT. In connection

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Continued)

with the settlement, AHT agreed to an adjustment to reduce the TRS rent expense and thereby increase CHH’s taxable income by $660,000. However, due to net operating losses available for utilization by CHH in the 2008 tax year and the expiration of the statute of limitations for the 2009 CHH tax year, the IRS Appeals Office issued “no-change letters” for CHH and AHT indicating that the examinations resulted in no deficiencies. U.S. federal income tax assessment statutes of limitations generally limit the time the IRS has to make assessments to within three years after a return is due or filed, whichever is later. As a result, the IRS requested and AHT agreed to extend the assessment statute of limitations for both CHH and AHT for the 2008 tax year to December 31, 2014. Accordingly, the IRS will have the right to reopen the cases until December 31, 2014. However, the IRS typically only reopens closed cases in very limited circumstances, none of which AHT believes are applicable to its cases. As part of the separation and distribution, Ashford Trust agreed to indemnify us and CHH for (i) any expenses incurred in connection with the audits and (ii) any additional taxes, interest or penalty incurred upon resolution of the audit and any tax liability incurred as a result of such indemnity payment. However, if Ashford Trust is unable to pay the amounts required under the indemnity for any reason, we, through our ownership of CHH, would bear the burden of the additional taxes, interest and penalties owed by CHH.
13. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2014 and December 31, 2013, all of our hotel properties were domestically located.
14. Subsequent Events

On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100.0 million of the Company’s common stock from time to time beginning on November 4, 2014. The specific timing, manner, price, amount and other terms of the repurchases will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason.

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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward looking statements are generally identifiable by use of forward looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	anticipated acquisitions or dispositions; and

•	the impact of technology on our operations and business.
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
Overview
We are an externally-advised Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $137 for the year ended December 31, 2013. We elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of November 5, 2014, Ashford Trust beneficially owned common units of Ashford Prime OP representing 14.4% of our company on a fully-diluted basis.
We operate in the direct hotel investment segment of the hotel lodging industry. As of November 5, 2014, we owned interests in ten hotels in six states and the District of Columbia with 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own eight of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford Advisor, which is staffed by Ashford Trust’s officers and employees, through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford Advisor. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford Advisor.
Recent Developments
On February 27, 2014, Ashford Trust announced that its board of directors approved a plan to spin-off Ashford Advisor into a separate publicly traded company in the form of a taxable distribution. The distribution is expected to be completed in the fourth quarter of 2014. We expect that the proposed spin-off will not affect us and the successor to Ashford Advisor will continue to advise us.
In the first quarter of 2014, we conducted an underwritten public offering of a total of 9.2 million shares of common stock at $16.50 per share for net proceeds of approximately $143.9 million.
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

On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time beginning on November 4, 2014. The specific timing, manner, price, amount and other terms of the repurchases will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. We believe that the public market continues to value the Company at a discount to its private market value, and that buying back our common stock will result in value creation for our shareholders.
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

Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 77% and 74% of our total hotel revenue for the three and nine months ended September 30, 2014, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
As noted above, on October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time beginning on November 4, 2014. The specific timing, manner, price, amount and other terms of the repurchases will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. The Company intends to sell the Philadelphia Courtyard Downtown and may also consider selling other hotels in its portfolio. The net proceeds of such sales may be used to fund the share repurchase program.

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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 7.00x initially, with such ratio being reduced beginning December 1, 2014 to 6.5x and beginning December 1, 2015 to 5.75x; provided however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. Our ratio was 5.85x at September 30, 2014.

•	Consolidated recourse indebtedness other than the credit facility not to exceed $50,000,000.

•
Consolidated fixed charge coverage ratios not less than 1.15x initially, with such ratio being increased beginning December 1, 2014 to 1.25x and beginning December 1, 2015 to 1.35x. Our ratio was 1.55x at September 30, 2014.

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

All financial covenants are tested and certified by the borrower on a quarterly basis. The amounts and effects of the Pier House Resort acquisition will be excluded in the calculation of the financial covenants for the first four quarters following such acquisition. We were in compliance with all covenants at September 30, 2014.
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
The facility is a three-year interest-only facility with all outstanding principal being due at maturity, subject to two one-year extension options and certain terms and conditions. The credit facility has an accordion feature whereby the aggregate commitments may be expanded up to $300 million, subject to certain terms and conditions. No amounts were drawn under the facility as of September 30, 2014.

We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of September 30, 2014, we had $182.8 million of cash and cash equivalents, compared to $143.8 million at December 31, 2013. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by Operating Activities. Net cash flows from operating activities were inflows of $40.3 million and $30.5 million for the nine months ended September 30, 2014 and 2013, respectively. Cash flows from operations are impacted by changes in hotel operations as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
During the nine months ended September 30, 2014, we reimbursed Ashford Trust $13.6 million for transaction costs from the spin-off.
Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2014, investing activities used net cash flows of $208.2 million. These cash outlays were primarily attributable to cash outflows of $169.6 million attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort, $17.8 million of capital improvements made to various hotel properties and $20.8 million of net deposits to restricted cash for capital expenditures. Previously, this cash was held in accounts in the name of a third-party hotel manager and included in “Due from third party hotel managers” as of December 31, 2013 on our consolidated balance sheet. As of September 30, 2014, this cash is held in accounts in our name and is classified as “Restricted cash” on our consolidated balance sheet. For the nine months ended September 30, 2013, investing activities used net cash flows of $17.4 million. These cash outlays were attributable to capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2014, net cash flows provided by financing activities were $206.9 million. Cash inflows primarily consisted of net proceeds of $143.9 million from our underwritten public offering and borrowings on indebtedness of $80.0 million. These inflows were partially offset by cash outlays of $5.9 million for repayments of indebtedness, $4.7 million for payments of dividends, $1.1 million for payments of spin-off costs, payments of loan costs and exit fees of $3.3 million, $2.0 million for distributions to noncontrolling interests in our consolidated entities and payments for derivatives of $93,000. For the nine months ended September 30, 2013, net cash flows used in financing activities were $19.4 million. Cash outlays primarily consisted of $146.7 million for repayments of indebtedness, $15.7 million for distributions to noncontrolling interests in our consolidated entities, $78.1 million of distributions to Ashford Trust and payments of loan costs and exit fees of $2.8 million. These outflows were partially offset by borrowings on indebtedness of $199.9 million and contributions from Ashford Trust of $24.1 million.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table summarizes the changes in key line items from our statements of operations for the three months ended September 30, 2014 and 2013 (in thousands except percentages):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue
Rooms	$65,253	$47,184	$18,069	38.3%
Food and beverage	15,886	11,014	4,872	44.2
Other	3,615	2,762	853	30.9
Total hotel revenue	84,754	60,960	23,794	39.0
Other	30	—	30
Total revenue	84,784	60,960	23,824	39.1
Expenses
Hotel operating expenses:
Rooms	14,039	10,330	3,709	35.9
Food and beverage	11,118	8,045	3,073	38.2
Other expenses	23,079	16,997	6,082	35.8
Management fees	3,497	2,679	818	30.5
Total hotel expenses	51,733	38,051	13,682	36.0
Property taxes, insurance and other	4,076	3,000	1,076	35.9
Depreciation and amortization	10,657	7,767	2,890	37.2
Advisory services fee	3,117	—	3,117
Transaction costs	45	—	45
Corporate general and administrative	458	2,777	(2,319)	(83.5)
Total expenses	70,086	51,595	18,491	35.8
Operating income	14,698	9,365	5,333	56.9
Interest income	10	5	5	100.0
Interest expense and amortization of loan costs	(10,137)	(8,380)	1,757	21.0
Unrealized gain (loss) on derivatives	3	(9)	12	133.3
Income before income taxes	4,574	981	3,593	366.3
Income tax expense	(185)	(952)	(767)	(80.6)
Net income	4,389	29	4,360	15,034.5
Loss from consolidated entities attributable to noncontrolling interests	154	371	(217)	(58.5)
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,171)	—	(1,171)
Net income attributable to the Company	$3,372	$400	$2,972	743.0%

Net income represents the operating results of our hotel properties for the three months ended September 30, 2014 and 2013. The results of the Chicago Sofitel are included since its acquisition on February 24, 2014 and the results of the Pier House Resort are included since its acquisition on March 1, 2014. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Occupancy	86.61%	84.97%
ADR (average daily rate)	$220.93	$201.62
RevPAR (revenue per available room)	$191.33	$171.32
Rooms revenue (in thousands)	$65,253	$47,184
Total hotel revenue (in thousands)	$84,754	$60,960
Net income attributable to the Company. Net income attributable to the Company increased $3.0 million, or 743.0% to $3.4 million as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $18.1 million, or 38.3%, to $65.3 million during the three months ended September 30, 2014 (the “2014 quarter”) compared to the three months ended September 30, 2013 (the “2013 quarter”). During the 2014 quarter, we experienced a 164 basis point increase in occupancy and a 9.6% increase in room rates as the economy continued to improve. Rooms revenue increased $11.8 million as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort during 2014. Rooms revenue also increased (i) $1.5 million at the Seattle Marriott Waterfront as a result of 15.1% higher room rates and a 296 basis point increase in occupancy at the hotel; (ii) $1.3 million at the San Francisco Courtyard Downtown as a result of 13.2% higher room rates and a 227 basis point increase in occupancy at the hotel; (iii) $1.0 million at the Capital Hilton as a result of 14.8% higher room rates; (iv) $807,000 at the Seattle Courtyard Downtown as a result of 17.6% higher room rates and a 161 basis point increase in occupancy at the hotel; (v) $531,000 at the Philadelphia Courtyard Downtown as a result of 5.7% higher room rates and a 251 basis point increase in occupancy at the hotel; (vi) $507,000 at the Plano Marriott Legacy Town Center as a result of major renovation at this hotel in 2013; and (vii) $371,000 at the Hilton La Jolla Torrey Pines as a result of 9.0% higher room rates. We also experienced a modest increase in rooms revenue of $184,000 at the Tampa Renaissance as a result of a 389 basis point increase in occupancy and a 1.5% increase in room rates.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $4.9 million, or 44.2%, to $15.9 million during the 2014 quarter. This increase is primarily attributable to an increase in total food and beverage revenue of $3.5 million in the 2014 quarter as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014 and higher food and beverage revenues of $692,000 at the Plano Marriott Legacy Town Center as a result of a major renovation in 2013, $644,000 at the Capital Hilton and the Hilton La Jolla Torrey Pines as a result of increased catering at these hotels in the 2014 quarter and $177,000 at the Tampa Renaissance and Seattle Courtyard Downtown as a result of increased occupancy at these hotels in the 2014 quarter. These increases were partially offset by lower food and beverage revenue of $134,000 at the Philadelphia Courtyard Downtown, the Seattle Marriott Waterfront and the San Francisco Courtyard Downtown as a result of a decrease in catering at these hotels in the 2014 quarter.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $853,000, or 30.9%, to $3.6 million, primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014. These increases were partially offset by lower other revenue at the Seattle Marriott Waterfront, the Capital Hilton and the Seattle Courtyard Downtown.
Other Non-Hotel Revenue. Other non-hotel revenue was $30,000 in the 2014 quarter. There was no other non-hotel revenue in the 2013 quarter.
Rooms Expense. Rooms expense increased $3.7 million, or 35.9%, to $14.0 million in the 2014 quarter. The increase is attributable to increased rooms revenue. Rooms margin increased 40 basis points from 78.1% to 78.5%.
Food and Beverage Expense. Food and beverage expense increased $3.1 million, or 38.2%, to $11.1 million during the 2014 quarter. The increase is attributable to increased food and beverage revenue.
Other Operating Expenses. Other operating expenses increased $6.1 million, or 35.8%, to $23.1 million in the 2014 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $378,000 in direct expenses and an increase of $5.7 million in indirect expenses and incentive management fees in the 2014 quarter. The direct expenses were

1.8% of total hotel revenue for the 2014 quarter and 1.8% for the 2013 quarter. The increase in indirect expenses is primarily attributable to higher incentive management fees, general and administrative costs, marketing costs and repair and maintenance costs.
Management Fees. Base management fees increased $818,000, or 30.5%, to $3.5 million in the 2014 quarter as a result of higher hotel revenue in the 2014 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.1 million, or 35.9%, to $4.1 million in the 2014 quarter. The increase is primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014 and higher accruals based on higher estimated property tax value assessments.
Depreciation and Amortization. Depreciation and amortization increased $2.9 million, or 37.2%, to $10.7 million for the 2014 quarter due to the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014 and capital expenditures incurred since September 30, 2013.
Advisory Services Fee. We recorded an advisory services fee of $3.1 million to Ashford Advisor in the 2014 quarter, which was comprised of a base advisory fee of $2.2 million, equity-based compensation of $431,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Advisor in connection with providing advisory services, reimbursable overhead and internal audit costs of $400,000, and insurance advisory costs of $37,000.
Transaction Costs. We recorded transaction costs of $45,000 related to the acquisitions of the Chicago Sofitel and the Pier House Resort.
Corporate General and Administrative. Corporate general and administrative expenses decreased $2.3 million, or 83.5%, to $458,000 in the 2014 quarter. Corporate general and administrative expenses primarily consist of public company costs and professional fees. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties for all indirect costs.
Interest Income. Interest income increased $5,000, or 100.0%, to $10,000 for the 2014 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.8 million, or 21.0%, to $10.1 million for the 2014 quarter as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in 2014, partially offset by a lower weighted average interest rate. The average LIBOR rates for the 2014 quarter and the 2013 quarter were 0.15% and 0.19%, respectively.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives increased $12,000, from a loss of $9,000 to a gain of $3,000. Unrealized gain (loss) on derivatives represents unrealized gains or losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense decreased $767,000, or 80.6%, to $185,000. The decrease in tax expense in the 2014 quarter is primarily due to the utilization of a TRS net operating loss in the 2014 quarter that was generated after the spin-off during the period from November 19, 2013 through December 31, 2013.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated losses of $154,000 and $371,000 for the 2014 quarter and the 2013 quarter, respectively. At September 30, 2014, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.2 million for the 2014 quarter. Redeemable noncontrolling interests represented ownership interests of 25.77% as of September 30, 2014. No income was allocated during the 2013 quarter as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table summarizes the changes in key line items from our statements of operations for the nine months ended September 30, 2014 and 2013 (in thousands except percentages):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Revenue
Rooms	$171,484	$132,852	$38,632	29.1%
Food and beverage	49,488	37,799	11,689	30.9
Other	9,494	7,737	1,757	22.7
Total hotel revenue	230,466	178,388	52,078	29.2
Other	91	—	91
Total revenue	230,557	178,388	52,169	29.2
Expenses
Hotel operating expenses:
Rooms	38,564	30,183	8,381	27.8
Food and beverage	32,377	25,323	7,054	27.9
Other expenses	60,078	46,599	13,479	28.9
Management fees	9,408	7,651	1,757	23.0
Total hotel expenses	140,427	109,756	30,671	27.9
Property taxes, insurance and other	12,127	8,705	3,422	39.3
Depreciation and amortization	30,136	22,864	7,272	31.8
Advisory services fee	9,256	—	9,256
Transaction costs	1,871	—	1,871
Corporate general and administrative	2,453	9,222	(6,769)	(73.4)
Total expenses	196,270	150,547	45,723	30.4
Operating income	34,287	27,841	6,446	23.2
Interest income	20	19	1	5.3
Interest expense and amortization of loan costs	(29,159)	(24,571)	4,588	18.7
Write-off of loan costs and exit fees	—	(1,971)	(1,971)	(100.0)
Unrealized loss on derivatives	(63)	(31)	32	103.2
Income before income taxes	5,085	1,287	3,798	295.1
Income tax expense	(622)	(2,255)	(1,633)	(72.4)
Net income (loss)	4,463	(968)	5,431	561.1
Loss from consolidated entities attributable to noncontrolling interests	741	575	166	28.9
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,213)	—	(1,213)
Net income (loss) attributable to the Company	$3,991	$(393)	$4,384	1,115.5%

Net income (loss) represents the operating results of our hotel properties for the nine months ended September 30, 2014 and 2013. The results of the Chicago Sofitel are included since its acquisition on February 24, 2014 and the results of the Pier House Resort are included since its acquisition on March 1, 2014. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Occupancy	82.53%	80.77%
ADR (average daily rate)	$211.90	$201.33
RevPAR (revenue per available room)	$174.87	$162.61
Rooms revenue (in thousands)	$171,484	$132,852
Total hotel revenue (in thousands)	$230,466	$178,388
Net income (loss) attributable to the Company. Net income attributable to the Company increased $4.4 million, or 1,115.5% from a net loss of $393,000 to net income of $4.0 million as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $38.6 million, or 29.1%, to $171.5 million during the nine months ended September 30, 2014 (the “2014 period”) compared to the nine months ended September 30, 2013 (the “2013 period”). During the 2014 period, we experienced a 176 basis point increase in occupancy and a 5.3% increase in room rates as the economy continued to improve. Rooms revenue increased $28.1 million as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort during the 2014 period. Rooms revenue also increased (i) $3.0 million at the San Francisco Courtyard Downtown primarily as a result of 14.6% higher room rates at the hotel; (ii) $2.4 million at the Hilton La Jolla Torrey Pines as a result of a major renovation at the hotel in 2013; (iii) $2.2 million at the Seattle Marriott Waterfront as a result of 11.0% higher room rates and a 193 basis point increase in occupancy at the hotel; (iv) $1.6 million at the Seattle Courtyard Downtown as a result of 11.4% higher room rates and a 544 basis point increase in occupancy at the hotel; (v) $888,000 at the Plano Marriott Legacy Town Center as a result of major renovations at the hotel in 2013; (vi) $770,000 at the Tampa Renaissance as a result of 5.1% higher room rates and a 291 basis point increase in occupancy at the hotel; and (vii) $281,000 at the Capital Hilton as a result of 2.4% higher room rates at the hotel. These increases were partially offset by lower rooms revenue of $552,000 million at the Philadelphia Courtyard as the result of a major renovation at that hotel in the first quarter of 2014 and overall market conditions in the Philadelphia market during the second quarter of 2014.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $11.7 million, or 30.9%, to $49.5 million during the 2014 period. This increase is primarily attributable to an increase in total food and beverage revenue of $8.7 million as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period and higher food and beverage revenue of $1.3 million at the Hilton La Jolla Torrey Pines and $852,000 at the Plano Marriott Legacy Town Center as a result of major renovations at those hotels in the 2013 period and $101,000 at the Philadelphia Courtyard as a result of increased catering at this hotel. Additional increases resulted from higher food and beverage revenue of $620,000 at the Tampa Renaissance, the Seattle Courtyard Downtown and the Seattle Marriott Waterfront as a result of increased occupancy at these hotels in the 2014 period. These increases were partially offset by lower food and beverage revenue of $35,000 at the Capital Hilton, which was primarily attributable to the presidential inauguration in the 2013 period and a decrease in catering during the second quarter of 2014, offset by increased catering during the third quarter of 2014.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $1.8 million, or 22.7%, to $9.5 million, primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period and higher other revenue at the Hilton La Jolla Torrey Pines as a result of a major renovation at that hotel in the 2013 period. These increases were partially offset by lower other revenue at the Seattle Marriott Waterfront and the Capital Hilton.
Other Non-Hotel Revenue. Other non-hotel revenue was $91,000 in the 2014 period. There was no other non-hotel revenue in the 2013 period.
Rooms Expense. Rooms expense increased $8.4 million, or 27.8%, to $38.6 million in the 2014 period. The increase is attributable to increased rooms revenue. Rooms margin increased 20 basis points from 77.3% to 77.5%.
Food and Beverage Expense. Food and beverage expense increased $7.1 million, or 27.9%, to $32.4 million during the 2014 period. The increase is attributable to increased food and beverage revenue.

Other Operating Expenses. Other operating expenses increased $13.5 million, or 28.9%, to $60.1 million in the 2014 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $875,000 in direct expenses and an increase of $12.6 million in indirect expenses and incentive management fees in the 2014 period. The direct expenses were 1.7% of total hotel revenue for the 2014 period and 1.8% for the 2013 period. The increase in indirect expenses is primarily attributable to higher marketing costs, general and administrative costs, incentive management fees, repairs and maintenance costs and energy costs.
Management Fees. Base management fees increased $1.8 million, or 23.0%, to $9.4 million in the 2014 period as a result of higher hotel revenue in the 2014 period.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $3.4 million, or 39.3%, to $12.1 million in the 2014 period. The increase is primarily attributable to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period and higher accruals based on higher estimated property tax value assessments.
Depreciation and Amortization. Depreciation and amortization increased $7.3 million, or 31.8%, to $30.1 million for the 2014 period due to the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period and capital expenditures incurred since September 30, 2013.
Advisory Services Fee. We recorded an advisory services fee of $9.3 million to Ashford Advisor in the 2014 period, which was comprised of a base advisory fee of $6.5 million, equity-based compensation of $1.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Advisor in connection with providing advisory services, reimbursable overhead, internal audit and asset management costs of $1.2 million and insurance advisory costs of $37,000.
Transaction Costs. We recorded transaction costs of $1.9 million related to the acquisitions of the Chicago Sofitel and the Pier House Resort, as well as our spin-off from Ashford Trust.
Corporate General and Administrative. Corporate general and administrative expenses decreased $6.8 million, or 73.4%, to $2.5 million in the 2014 period. Corporate general and administrative expenses primarily consist of public company costs and professional fees. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties for all indirect costs.
Interest Income. Interest income increased $1,000, or 5.3%, to $20,000 for the 2014 period.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $4.6 million, or 18.7%, to $29.2 million for the 2014 period as a result of the acquisitions of the Chicago Sofitel and the Pier House Resort in the 2014 period, as well as the refinancing of our $141.7 million mortgage loan in the 2013 period, partially offset by a lower weighted average interest rate. The average LIBOR rates for the 2014 period and the 2013 period were 0.15% and 0.19%, respectively.
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
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $32,000, or 103.2%, to $63,000. Unrealized loss on derivatives represents unrealized losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense decreased $1.6 million, or 72.4%, to $622,000. The decrease in tax expense in the 2014 period is primarily due to the utilization of a TRS net operating loss in the 2014 period that was generated after the spin-off during the period from November 19, 2013 through December 31, 2013.
Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated losses of $741,000 and $575,000 for the 2014 period and the 2013 period, respectively. At September 30, 2014, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.2 million for the 2014 period. Redeemable noncontrolling interests represented ownership interests of 25.77% as of September 30, 2014. No income was allocated during the 2013 period as there were no noncontrolling interests in the operating partnership prior to our spin-off from Ashford Trust.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization, and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as transaction costs, write-off of loan costs and exit fees, and non-cash items such as amortization of unfavorable management contract liability, compensation adjustment related to modified employment terms, non-employee equity-based compensation, unrealized (gain) loss on derivatives and modification of rent terms. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$4,389	$29	$4,463	$(968)
Loss from consolidated entities attributable to noncontrolling interests	154	371	741	575
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,171)	—	(1,213)	—
Net income (loss) attributable to the Company	3,372	400	3,991	(393)
Interest expense and amortization of loan costs (1)	9,656	7,894	27,736	23,218
Depreciation and amortization (1)	9,845	6,979	27,715	20,498
Interest income (1)	(9)	(5)	(19)	(18)
Income tax expense	185	952	622	2,255
Net income attributable to redeemable noncontrolling interests in operating partnership	1,171	—	1,213	—
EBITDA	24,220	16,220	61,258	45,560
Amortization of unfavorable management contract liability	(40)	(40)	(119)	(119)
Transaction costs	45	—	1,871	173
Write-off of loan costs and exit fees	—	—	—	1,971
Unrealized (gain) loss on derivatives	(3)	9	63	31
Modification of rent terms (1)	—	534	—	534
Compensation adjustment related to modified employment terms	—	—	573	—
Non-employee equity-based compensation	435	—	1,218	—
Adjusted EBITDA	$24,657	$16,723	$64,864	$48,150
__________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense and amortization of loan costs	$(481)	$(486)	$(1,423)	$(1,353)
Depreciation and amortization	(812)	(788)	(2,421)	(2,366)
Interest income	1	—	1	1
Modification of rent terms	—	(178)	—	(178)
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets and redeemable noncontrolling interests in operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, transaction costs and non-cash items such as compensation adjustments related to modified employment terms, unrealized (gain) loss on derivatives and modification of rent terms. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$4,389	$29	$4,463	$(968)
Loss from consolidated entities attributable to noncontrolling interests	154	371	741	575
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,171)	—	(1,213)	—
Net income (loss) attributable to the Company	3,372	400	3,991	(393)
Depreciation and amortization on real estate (1)	9,845	6,979	27,715	20,498
Net income attributable to redeemable noncontrolling interests in operating partnership	1,171	—	1,213	—
FFO available to the Company	14,388	7,379	32,919	20,105
Write-off of loan costs and exit fees	—	—	—	1,971
Transaction costs	45	—	1,871	173
Compensation adjustment related to modified employment terms	—	—	573	—
Modification of rent terms (1)	—	534	—	534
Unrealized (gain) loss on derivatives	(3)	9	63	31
AFFO available to the Company	$14,430	$7,922	$35,426	$22,814
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation and amortization on real estate	$(812)	$(788)	$(2,421)	$(2,366)
Modification of rent terms	—	(178)	—	(178)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	547	75%	410
Marriott	Seattle, WA	Full	358	100%	358
Marriott	Plano, TX	Full	404	100%	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100%	499
Courtyard by Marriott	Seattle, WA	Select	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select	405	100%	405
Sofitel Chicago Water Tower	Chicago, IL	Full	415	100%	415
Pier House Resort	Key West, FL	Full	142	100%	142
Ground Lease Properties
Hilton (a)	La Jolla, CA	Full	394	75%	296
Renaissance (b)	Tampa, FL	Full	293	100%	293
Total			3,707		3,472
________
(a) The ground lease expires in 2043.
(b) The ground lease expires in 2080.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At September 30, 2014, our total indebtedness of $765.2 million included $345.1 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2014 would be approximately $863,000 per year. Interest rate changes will have no impact on the remaining $420.1 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2014, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act)) as of September 30, 2014 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	—	$—	—
August 1 to August 31	150	$16.65	—
September 1 to September 30	—	$—	—
Total	150	$16.65	—
__________________
These shares were repurchased from Ashford Trust when Ashford Trust employees, who held restricted shares of Ashford Prime common stock received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
On November 3, 2014, Ashford Prime entered into the Second Amended and Restated Advisory Agreement by and between Ashford Hospitality Prime, Inc., a Maryland corporation, Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, and Ashford Hospitality Advisors LLC, a Delaware limited liability company. This agreement amends our existing Advisory Agreement with Ashford Advisor to provide that the covenant restricting us from soliciting or hiring employees of Ashford Advisor after the Advisory Agreement terminates does not apply if the agreement terminates due to an Advisor Change of Control (as defined in the Advisory Agreement). The Second Amended and Restated Advisory Agreement is included as Exhibit 10.1 to this Form 10-Q.

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
10.1*
Second Amended and Restated Advisory Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, and Ashford Hospitality Advisors LLC, dated November 3, 2014.

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

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Changes in Equity; (iv) Consolidated and Combined Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated and Combined Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	November 7, 2014	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 7, 2014	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer