Form 10-K
period 2014-12-31
Ashford Hospitality Prime, Inc.
filed 2015-03-16
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2014, the aggregate market value of 24,532,002 shares of the registrant’s common stock held by non-affiliates was approximately $420,969,000.
As of March 12, 2015, the registrant had 24,023,099 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2015 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY PRIME, INC.
YEAR ENDED DECEMBER 31, 2014

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” or “AHT” refer to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a wholly-owned subsidiary of Ashford Inc., an affiliate of Ashford Trust “Remington” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation, which we refer to as “Ashford Prime TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture.
This Annual Report on Form 10-K contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Marriott International®, Hilton Worldwide®, Sofitel® and Accor®.
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward looking statements are generally identifiable by use of forward looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

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

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise;

•	our ability to deploy the capital contributions we received in the spin-off and raise additional capital at reasonable costs to repay debts, invest in our properties and fund future acquisitions;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Trust, Ashford LLC, Ashford Inc., Remington, our executive officers and our non-independent directors;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•
legislative and regulatory changes, including changes to the Internal Revenue Code and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REIT”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.

When considering forward looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The matters summarized under “Item 1A. Risk Factors”, and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results and performance, except as may be required by applicable law.

PART I

Item 1. Business
Our Company
We are an externally-advised Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $149 for the year ended December 31, 2014. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of March 12, 2015, Ashford Trust beneficially owned common units of Ashford Prime OP, representing 15.2% of our company on a fully-diluted basis.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 12, 2015, we own interests in ten hotels in six states and the District of Columbia with 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own eight of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., and an affiliate of Ashford Trust, through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Recent Developments
On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 927,915 shares of our common stock, for approximately $16.1 million, in the year ended December 31, 2014. Subsequent to December 31, 2014, we repurchased 471,064 shares of our common stock, for approximately $8.1 million. As of March 12, 2015, we had purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million since the program’s inception on November 4, 2014.
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
Pursue Focused Investment Strategy. Our strategy is to invest in premium branded and high quality independent hotels that are:

•
full-service and urban select-service hotels in the luxury, upper-upscale and upscale segments which are anticipated to generate RevPAR at least twice the average RevPAR for the U.S. lodging industry, as determined by Smith Travel Research, located predominately in U.S. gateway markets;

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
Active Asset Management Strategy. We rely on Ashford LLC to asset-manage the hotels in our portfolio, and will rely on Ashford LLC to asset-manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Asset management is intended to include actively “managing” the third-party property manager and holding them accountable to drive industry leading top line and bottom line operating performance. Ashford LLC aims to achieve this goal by benchmarking each asset’s performance compared to similar hotels within our portfolio. Ashford LLC also closely monitors all hotel operating expenses, as well as third-party vendor and service contracts. If expense levels are not commensurate with the property revenues, Ashford LLC works with the property manager to implement cost cutting initiatives. Ashford LLC is also very active in critiquing and proposing improved strategies for the sales, marketing and revenue management initiatives of the property manager as well as its ability to drive ancillary hotel revenues (for example, spa, food and beverage, parking, and Internet). In addition to supervising and directing the property manager, Ashford LLC works with the brands and management companies to negotiate favorable franchise agreement and property management agreement terms. Ashford LLC also actively participates in brand advisory committee meetings to provide feedback and input on new hotel brand initiatives.
Asset management functions include acquisition, renovation, financing and disposition of assets, operational accountability of managers, budget review, capital expenditures and property-level strategies as compared to the day-to-day management of our hotels, which is performed by our property managers.
Disciplined Capital Allocation Strategy. We intend to pursue a disciplined capital allocation strategy as it relates to the acquisition, operation, disposition and financing of assets in our portfolio and those that we may acquire in the future. Ashford LLC utilizes its extensive industry experience and capital markets expertise to influence the timing of capital deployment and recycling, and we may selectively sell hotels that are no longer consistent with our investment strategy or as to which returns appear to have been maximized. To the extent we sell hotels, we generally intend to redeploy the capital into investment opportunities that we believe will achieve higher returns.
Our Hotels
As of March 12, 2015, we own interests in a high-quality, geographically diverse portfolio of ten hotels located in six states and the District of Columbia comprising 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our joint venture partner. All of the hotels in our portfolio are located in top U.S. markets that exhibit strong growth characteristics resulting from multiple demand generators. Eight of the ten hotels in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). The material terms of these agreements are described below in “—Certain Agreements—Hotel Management Agreements.” The remaining two hotels are managed by Accor Business and Leisure Management, LLC (“Accor”) and Remington. Each of our properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For 2014, approximately 71% of the rooms revenue for the ten-hotel portfolio we owned at December 31, 2014, was generated by transient business, approximately 27% was group sales and 2% was contract sales.

The following tables set forth additional information for our hotels (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2014:

				Year Ended December 31, 2014
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	84.50%	$178.35	$150.71	$10,942
The Capital Hilton	Washington, D.C.	547	75%	84.76%	219.56	186.11	15,183
Marriott Plano Legacy Town Center	Plano, TX	404	100%	69.12%	178.78	123.57	9,876
Seattle Marriott Waterfront	Seattle, WA	358	100%	79.67%	240.56	191.66	13,016
Courtyard San Francisco Downtown	San Francisco, CA	405	100%	89.89%	255.75	229.90	13,065
Courtyard Seattle Downtown	Seattle, WA	250	100%	80.35%	179.94	144.59	6,209
Courtyard Philadelphia Downtown	Philadelphia, PA	499	100%	79.40%	166.01	131.81	11,312
Renaissance Tampa International Plaza(3)	Tampa, FL	293	100%	80.38%	161.82	130.07	5,649
Sofitel Chicago Water Tower	Chicago, IL	415	100%	84.21%	234.93	197.84	11,334
Pier House Resort	Key West, FL	142	100%	85.18%	374.92	319.37	6,701
Total / Weighted Average(4)		3,707		81.62%	$209.96	$171.37	$103,287
__________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Hotel EBITDA by property. We own the Hilton La Jolla Torrey Pines and The Capital Hilton in a joint venture. The Hotel EBITDA represents the total amount for each hotel, not our pro rata amount based on our ownership percentage.

(2)	Subject to a ground lease that expires in 2043.

(3)	Subject to a ground lease that expires in 2080.

(4)	Calculated on a portfolio basis for the ten hotels in our portfolio as of December 31, 2014.
Hilton La Jolla Torrey Pines, La Jolla, CA
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2043. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Hilton. The hotel opened in 1989 and is comprised of 394 guest rooms, including 229 king rooms, 153 queen/queen rooms, 10 one-bedroom suites and two parlor suites. Approximately $21.8 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included lobby, restaurant and room renovations.
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
Additional property highlights include:

•	Meeting Space: Approximately 60,000 square feet of meeting space, including:

•	26,000 square feet of function space in 21 rooms to accommodate up to 1,500 people;

•	over 17,000 square feet of outdoor function space; and

•	the 6,203 square foot Fairway Pavilion Ballroom overlooking the 18th fairway of Torrey Pines Golf Course South Course.

•	Food and Beverage: The Hilton La Jolla Torrey Pines hosts the Torreyana Grill, an all-purpose three-meal restaurant with 295 seats and the Horizons Lounge with 60 seats.

•	Other Amenities: The hotel has a fitness center, outdoor pool, outdoor whirlpool, tennis courts, basketball court, business center, valet parking and a gift shop.
Location and Access. The hotel is located near the Pacific Ocean in a secluded area of the famous Torrey Pines golf course. The hotel is approximately 15 miles from the San Diego International Airport—Lindbergh Field.

Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	394	394	394	394	394
Average Occupancy	84.5%	78.2%	75.8%	75.9%	73.0%
ADR	$178.35	$168.43	$166.41	$157.27	$153.44
RevPAR	$150.71	$131.76	$126.19	$119.39	$111.96
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$36,393	$31,767	$30,934
Rooms Revenue	21,673	18,949	18,197
Hotel EBITDA(1)	10,942	8,992	8,898
EBITDA Margin	30.1%	28.3%	28.8%
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

The Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in The Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Hilton. The hotel opened in 1943 and is comprised of 547 guest rooms, including 256 king rooms, 94 queen/queen rooms, 83 double/double rooms, 80 single queen rooms and 34 suites. Approximately $39.7 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting rooms, lobby and restaurant.
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

Operating History. The following table shows certain historical information regarding The Capital Hilton hotel since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	547	544	544	544	544
Average Occupancy	84.8%	83.7%	82.3%	82.2%	70.8%
ADR	$219.56	$216.40	$213.93	$212.17	$210.71
RevPAR	$186.11	$181.03	$176.09	$174.16	$149.24
Selected Financial Information. The following tables show certain selected financial information regarding The Capital Hilton hotel since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$50,920	$50,790	$49,162
Rooms Revenue	37,060	35,945	35,060
Hotel EBITDA(1)	15,183	15,603	15,285
EBITDA Margin	29.8%	30.7%	31.1%
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

Marriott Plano Legacy Town Center, Plano, TX
Our subsidiary, Ashford Plano-M LP, owns a fee simple interest in the Marriott Plano Legacy Town Center. The hotel opened in 2001 and is comprised of 404 guestrooms, including 220 king rooms, 136 double/double room, and 48 suites. Approximately $12.4 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included major suite room, full meeting room and corridor renovations.
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

•	Other Amenities: The hotel has a fitness center, outdoor pool, whirlpool and sauna, a business center, valet parking and gift shop.
Location and Access. The hotel is conveniently located in west Plano near Legacy Town Center, just off of the North Dallas Tollway. The hotel is approximately 23 miles from the Dallas/Fort Worth International Airport.
Operating History. The following table shows certain historical information regarding the Marriott Plano Legacy Town Center hotel since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	404	404	404	404	404
Average Occupancy	69.1%	66.4%	66.4%	63.2%	61.8%
ADR	$178.78	$173.95	$162.59	$160.48	$148.06
RevPAR	$123.57	$115.49	$107.91	$101.42	$91.45

Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Plano Legacy Town Center hotel since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$28,879	$25,914	$25,330
Rooms Revenue	18,222	17,171	15,869
Hotel EBITDA(1)	9,876	8,711	8,392
EBITDA Margin	34.2%	33.6%	33.1%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Seattle Marriott Waterfront, Seattle, WA
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Seattle Marriott Waterfront hotel. The hotel opened in 2003 and is comprised of 358 guestrooms, including 188 king rooms, 155 double/double rooms and 15 suites. Approximately $7.4 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a soft goods guestrooms and ballroom renovation.
The hotel is located on the Seattle Waterfront near Pike Place Market, a public market for locally produced food featuring unique shops. The hotel is also located near the Pier 66 cruise terminal, positioning it to take advantage of any cruise departures.
Additional property highlights include:

•	Meeting Space: Approximately 11,300 square feet of meeting space.

•	Food and Beverage: The Seattle Marriott Waterfront hosts (i) Hook and Plow, a full-service restaurant with 128 seats and (ii) Trolley Café and gift shop.

•	Other Amenities: The hotel has a fitness center, indoor/outdoor connected pool, whirlpool, business center, guest laundry facilities, valet parking and gift shop.
Location and Access. The hotel is conveniently located on the Seattle waterfront, just off of Highway 99/ Alaskan Way Viaduct. The hotel is approximately 15 miles from the Seattle/Tacoma International Airport.
Operating History. The following table shows certain historical information regarding the Seattle Marriott Waterfront hotel since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	358	358	358	358	358
Average Occupancy	79.7%	77.8%	77.7%	74.8%	73.4%
ADR	$240.56	$219.09	$200.34	$189.63	$178.96
RevPAR	$191.66	$170.45	$155.64	$141.92	$131.27
Selected Financial Information. The following tables show certain selected financial information regarding the Seattle Marriott Waterfront hotel since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$32,104	$29,635	$27,195
Rooms Revenue	25,044	22,456	20,282
Hotel EBITDA(1)	13,016	11,815	10,521
EBITDA Margin	40.5%	39.9%	38.7%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.

Courtyard San Francisco Downtown, San Francisco, CA
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in the Courtyard San Francisco Downtown. The hotel opened in 2001 and is comprised of 405 guestrooms, including 206 king rooms, 168 queen/queen room and 31 suites. Approximately $6.5 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a restaurant renovation and a guestroom soft goods renovation.
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

•	Other Amenities: The hotel has a fitness center, indoor pool and whirlpool, valet parking and an outdoor courtyard.
Location and Access. The hotel is located in downtown San Francisco and is easily accessible from Interstate 80. The hotel is approximately 14 miles from the San Francisco International Airport.
Operating History. The following table shows certain historical information regarding the Courtyard San Francisco Downtown since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	405	405	405	405	405
Average Occupancy	89.9%	88.4%	85.4%	86.0%	82.9%
ADR	$255.75	$226.92	$206.95	$183.21	$160.68
RevPAR	$229.90	$200.58	$176.66	$157.52	$133.24
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard San Francisco Downtown since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$39,148	$34,667	$30,233
Rooms Revenue	33,984	29,895	26,043
Hotel EBITDA(1)	13,065	11,937	10,135
EBITDA Margin	33.4%	34.4%	33.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Courtyard Seattle Downtown, Seattle, WA
Our subsidiary, Ashford Seattle Downtown, owns a fee simple interest in the Courtyard Seattle Downtown. The hotel opened in 1999 and is comprised of 250 guestrooms, including 175 king rooms, 73 double/double rooms and two suites. Approximately $5.1 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included guestrooms and restaurant renovations.
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
Operating History. The following table shows certain historical information regarding the Courtyard Seattle Downtown since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	250	250	250	250	250
Average Occupancy	80.4%	76.0%	72.0%	69.9%	66.8%
ADR	$179.94	$160.83	$148.58	$139.81	$133.01
RevPAR	$144.59	$122.16	$107.02	$97.68	$88.89
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Seattle Downtown since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$15,339	$13,129	$11,423
Rooms Revenue	13,194	11,239	9,739
Hotel EBITDA(1)	6,209	5,413	4,860
EBITDA Margin	40.5%	41.2%	42.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Courtyard Philadelphia Downtown, Philadelphia, PA
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in the Courtyard Philadelphia Downtown. The hotel opened in 1999 and is comprised of 499 guestrooms, including 238 king rooms, 124 queen/queen rooms, 77 double/double rooms and 60 suites. Approximately $21.7 million was spent on capital expenditures since acquisition in 2007, which included a lobby bistro renovation and extensive guest rooms, bathrooms, suites and hallways renovation.
The hotel is located in the center of Philadelphia’s downtown business district, across the street from city hall and a block away from the Philadelphia Convention Center. The hotel is a historic landmark itself, on the national register of historic places, and is convenient to the historical district, the University of Pennsylvania and Independence Hall.
Additional property highlights include:

•	Meeting Space: Approximately 11,000 square feet of meeting space.

•	Food and Beverage: The Courtyard Philadelphia Downtown hosts (i) Nineteen 26, an all-purpose restaurant and (ii) a Starbucks coffee shop.

•	Other Amenities: The hotel has a fitness center, sundries shop/market, indoor pool and whirlpool, business center, guest laundry facilities, valet parking and gift shop.
Location and Access. The hotel is located in downtown Philadelphia and is accessible from Interstate 636. The hotel’s corner location and clear signage make it easily visible from both directions on Juniper Street. The hotel is approximately 10 miles from the Philadelphia International Airport.

Operating History. The following table shows certain historical information regarding the Courtyard Philadelphia Downtown since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	499	498	498	498	498
Average Occupancy	79.4%	76.6%	77.9%	78.1%	75.7%
ADR	$166.01	$165.02	$161.20	$147.17	$133.53
RevPAR	$131.81	$126.33	$125.56	$114.92	$101.09
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Philadelphia Downtown since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$29,379	$28,176	$27,476
Rooms Revenue	23,997	23,151	22,761
Hotel EBITDA(1)	11,312	10,371	9,805
EBITDA Margin	38.5%	36.8%	35.7%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Renaissance Tampa International Plaza, Tampa, FL
We are subject to a ground lease in the Renaissance Tampa International Plaza which expires in 2080. The hotel opened in 2004 and is comprised of 293 guestrooms, including 173 king rooms, 114 double/double rooms and six suites. Approximately $3.9 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a meeting space renovation and a fitness center expansion.
The hotel is located within Tampa International Plaza, which provides many fine dining and retail options immediately adjacent to the hotel. The hotel is also located near the shopping of the Westshore business market and is close to the Tampa International Airport.
Additional property highlights include:

•	Meeting Space: Approximately 12,500 square feet of meeting space.

•	Food and Beverage: The Renaissance Tampa International Plaza hosts (i) the Pelagia Trattoria, an all-purpose restaurant and (ii) Gabriella’s, a lobby bar and restaurant.

•	Other Amenities: The hotel has a fitness center, outdoor pool and whirlpool, a gift shop, valet parking and a business center.
Location and Access. The hotel is in Tampa International Plaza and is approximately two miles from the Tampa International Airport.
Operating History. The following table shows certain historical information regarding the Renaissance Tampa International Plaza since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	293	293	293	293	293
Average Occupancy	80.4%	77.6%	78.0%	75.9%	73.3%
ADR	$161.82	$153.70	$154.68	$149.43	$139.68
RevPAR	$130.07	$119.31	$120.57	$113.40	$102.39

Selected Financial Information. The following tables show certain selected financial information regarding the Renaissance Tampa International Plaza since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$20,727	$19,397	$19,435
Rooms Revenue	13,910	12,865	12,860
Hotel EBITDA(1)	5,649	5,065	5,144
EBITDA Margin	27.3%	26.1%	26.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Sofitel Chicago Water Tower, Chicago, IL
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Water Tower. The hotel opened in 2002 and is comprised of 415 guestrooms, including 32 suites. Approximately $388,000 was spent on capital expenditures since acquisition by us in 2014.
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
Operating History. The following table shows certain historical information regarding the Sofitel Chicago Water Tower since 2011:

	Year Ended December 31,
	2014	2013	2012 (1)	2011
Rooms	415	415	415	415
Average Occupancy	84.2%	82.0%	78.1%	72.9%
ADR	$234.93	$222.06	$219.86	$205.30
RevPAR	$197.84	$182.13	$171.66	$149.60
__________________

(1)	2012 is comprised of the following periods:

	Nov 1-Dec 31, 2012	Jan 1-Oct 31, 2012
ADR	$211.85	$221.38
RevPAR	$159.00	$174.20

Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Water Tower since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012 (1)
Total Revenue	$36,635	$40,563	$39,253
Rooms Revenue	25,534	27,586	26,074
Hotel EBITDA(2)	11,334	9,881	9,580
Hotel EBITDA Margin	30.9%	24.4%	24.4%
__________________

(1)	2012 is comprised of the following periods:

	Nov 1-Dec 31, 2012	Jan 1-Oct 31, 2012
Total Revenue	$6.225	$33.03
Rooms Revenue	4.028	22.049
Hotel EBITDA(2)	1.214	8.366
Hotel EBTDA Margin	19.5%	25.3%

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Pier House Resort, Key West, FL
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort from Ashford Trust pursuant to an option agreement that we entered into in connection with the spin-off. The hotel opened in 1968 and is comprised of 142 guestrooms, including 79 king rooms, 42 queen/queen rooms and 21 suites. Approximately $2.2 million was spent on capital expenditures since acquisition by Ashford Trust in May 2013, which included spa and fitness center renovations.
The hotel is located on a six acre compound in Key West, Florida. In addition to its secluded private beach, the hotel is well situated at the north end of Duval Street providing easy access to the heart of Key West and its many demand generators.
Additional property highlights include:

•	Meeting Space: Approximately 2,600 square feet of conference space.

•	Food and Beverage: The Pier House Resort provides an al fresco beach bar, the 150 Harbour View Café and a 41 seat piano bar as well as the 20 seat Chart Room.

•	Other Amenities: The hotel has a full service spa, a private beach, a heated outdoor pool, valet parking and a private dock for charter pick-ups.
Location and Access. The hotel is located on a six acre compound in the historic district of Key West, Florida, on Duval Street, at the Gulf of Mexico. Key West, which is the southernmost point of the Florida peninsula, is 160 miles south of Miami. Key West, Marathon and Miami airports are all within driving distance.
Operating History. The following table shows certain historical information regarding the Pier House Resort since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	142	142	142	142	142
Average Occupancy	85.2%	84.6%	82.5%	81.1%	77.3%
ADR	$374.92	$357.86	$332.71	$319.06	$308.90
RevPAR	$319.37	$302.76	$275.50	$258.62	$238.71

Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$17,669	$20,239	$18,691
Rooms Revenue	13,877	15,692	14,318
Hotel EBITDA(1)	6,701	7,567	5,531
EBITDA Margin	37.9%	37.4%	29.6%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income to Hotel EBITDA by property.
Our Option Hotel
Crystal Gateway Marriott, Arlington, VA
In connection with the spin-off, we entered into an option agreement to acquire the Crystal Gateway Marriott from Ashford Trust. The Crystal Gateway Marriott option agreement provides us with an option to acquire the Crystal Gateway Marriott beginning six months from the spin-off date and extending for 12 months from such date. The option expires on May 19, 2015. In light of current market conditions, the cost of our capital, and other investment opportunities, as well as the recent announcement of our stock repurchase plan, we do not currently plan to exercise this option, although we may reconsider this decision at any time. The purchase price, payable in common units of our operating partnership, will be equal to the fair market value at the time the option is exercised, based on an appraisal process.
The hotel opened in 1982 and is comprised of 697 guestrooms, including 340 king rooms, 353 double/double rooms and four suites. Approximately $33.4 million was spent on capital improvements since acquisition by Ashford Trust in 2006, which included major guest room renovations.
The hotel is centrally located in Crystal City, above a Washington, D.C. Metro Station, with access to Ronald Reagan Washington National Airport. The hotel is situated near the Crystal City Shops, a network of outdoor storefront shopping including numerous restaurants and a theater, as well as Arlington National Cemetery and other Washington, D.C. attractions.
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

•	Other Amenities: The hotel has an indoor/outdoor connected pool, whirlpool, fitness center, sundries shop, valet parking and business center.
 Location and Access. The hotel benefits from convenient access. By virtue of the building’s height and clear signage, the Crystal Gateway Marriott hotel is highly visible from either direction on Jefferson Davis Highway. The Crystal Gateway Marriott is located near the Pentagon building and approximately three miles from Ronald Reagan Washington National Airport.
Operating History. The following table shows certain historical information regarding the Crystal Gateway Marriott since 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Rooms	697	697	697	697	697
Average Occupancy	76.0%	73.3%	75.1%	73.7%	75.9%
ADR	$174.25	$174.00	$182.39	$186.69	$188.30
RevPAR	$132.40	$127.48	$136.97	$137.60	$142.97

Selected Financial Information. The following table shows certain selected financial information regarding the Crystal Gateway Marriott since 2012 (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Total Revenue	$50,670	$50,372	$51,641
Rooms Revenue	33,682	32,698	34,750
Right of First Offer Agreement
In connection with the spin-off, we entered into a right of first offer agreement with Ashford Trust for 12 hotels currently held by Ashford Trust. For a detailed discussion of the right of first offer agreement, see “—Certain Agreements—Right of First Offer Agreement.”
The hotels currently held by Ashford Trust and subject to the right of first offer are as follows:

Hotel Property	Location	Total Rooms	% Owned	RevPAR for Year Ended December 31, 2014
Crowne Plaza Beverly Hills (1)	Beverly Hills, CA	258	100%	$142.12
Embassy Suites Crystal City	Arlington, VA	267	100%	151.67
Crowne Plaza Key West	Key West, FL	160	100%	223.36
Hyatt Coral Gables	Coral Gables, FL	250	100%	152.69
One Ocean Jacksonville	Jacksonville, FL	193	100%	144.27
Houston Embassy Suites	Houston, TX	150	100%	140.73
Portland Embassy Suites	Portland, OR	276	100%	164.07
Ritz-Carlton Atlanta	Atlanta, GA	444	72% (2)	141.67
Hilton Boston Back Bay	Boston, MA	390	72% (2)	203.80
Courtyard Boston Downtown	Boston, MA	315	72% (2)	153.61
The Churchill	Washington, DC	173	72% (2)	130.47
The Melrose	Washington, DC	240	72% (2)	147.98
__________________

(1)
Ashford Trust has entered into a franchise agreement to convert this hotel to a Marriott after the expiration of the existing Crowne Plaza license agreement in March 2015. The conversion is expected to be completed in the first half of 2015.

(2)
These hotels are owned by a joint venture in which Ashford Trust holds an approximate 71.74% common equity interest and a $25.0 million preferred equity interest. On December 19, 2014, Ashford Trust signed a definitive agreement under which they agreed to acquire the remaining 28.26% ownership interest of the Highland Hospitality portfolio from its joint venture partner. To the extent Ashford Trust controls the right to sell these hotels, the right of first offer agreement between us and Ashford Trust will extend to these properties.

Asset Management
The senior management team, provided to us by Ashford LLC, provided all asset management services for our properties prior to the spin-off and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies to maximize profitability at each of our hotels. The asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with personnel at the hotels and key executives with the brands and management companies. The asset management team works closely with our third-party hotel management companies on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotels, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors’ standards, that our hotels are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “—Certain Agreements—The Advisory Agreement.”

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
Our Financing Strategy
As part of our separation from Ashford Trust, we assumed mortgage indebtedness secured by the eight hotels we acquired in the spin-off, which totaled $621.9 million (including the indebtedness secured by the two hotels we own through a consolidated joint venture) as of December 31, 2013. We partially financed the acquisition of the Sofitel Chicago Water Tower through a mortgage loan of $80.0 million. In connection with our acquisition of the Pier House Resort, we assumed $69.0 million of property level debt from Ashford Trust. As of March 12, 2015, our property-level indebtedness was approximately $764.3 million, with a weighted average interest rate of 4.5% per annum. As of December 31, 2014, approximately 54.7% of our mortgage debt bears interest at fixed rates averaging 6.08% and the remaining 45.3% bears interest at the variable rate of LIBOR plus 3.0%. At December 31, 2014, we held interest rate caps on our variable-rate debt with an aggregate notional amount of $297.5 million which effectively cap our interest rate at 5.9%. We intend to continue to use a mix of fixed and variable-rate debt, and we may, if appropriate, enter into interest rate hedges.
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
Certain Agreements
The Advisory Agreement
We are advised by Ashford LLC, a subsidiary of Ashford Inc. Pursuant to our advisory agreement, Ashford LLC acts as our advisor, responsible for implementing our investment strategies and decisions and the management of our day-to-day operations, subject to the supervision and oversight of our board. We rely on Ashford LLC to provide, or obtain on our behalf, the personnel and services necessary for us to conduct our business, and we have no employees of our own. All of our officers are also employees of Ashford LLC. The executive offices of Ashford LLC are located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254, and the telephone number of Ashford LLC’s executive offices is (972) 490-9600.

Pursuant to the terms of our advisory agreement, Ashford LLC and its affiliates provide us with our management team, along with appropriate support personnel as Ashford LLC deems reasonably necessary. Ashford LLC and its affiliates are not obligated to dedicate any of their respective employees exclusively to us, nor are Ashford LLC, its affiliates or any of their employees obligated to dedicate any specific portion of its or their time to our business except as necessary to perform the service required of them in their capacity as our advisor. Ashford LLC is at all times subject to the supervision and oversight of our board. So long as Ashford LLC is our advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. Such nominees may be executive officers of our advisor. The advisory agreement requires Ashford LLC to manage our business affairs in conformity with the policies and the guidelines that are approved and monitored by our board. Additionally, Ashford LLC must refrain from taking any action that would (a) adversely affect our status as a REIT, (b) subject us to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed or (e) violate our charter, bylaws or resolutions of our board of directors, all as in effect from time to time.
Duties of Ashford LLC. Subject to the supervision of our board of directors, Ashford LLC is responsible for our day-to-day operations, including all of our subsidiaries and joint ventures, and shall perform (or cause to be performed) all services necessary to operate our business as outlined in the advisory agreement. Those services include sourcing and evaluating hotel acquisition and disposition opportunities, asset managing the hotels in our portfolio and overseeing the property managers, handling all of our accounting, treasury and financial reporting requirements, and negotiating terms of loan documents for our debt financings, as well as other duties and services outlined in the advisory agreement.
Any increase in the scope of duties or services to be provided by Ashford LLC must be jointly approved by us and Ashford LLC and will be subject to additional compensation.
Ashford LLC also has the power to delegate all or any part of its rights and powers to manage and control our business and affairs to such officers, employees, affiliates, agents and representatives of Ashford LLC or our company as it may deem appropriate. Any authority delegated by Ashford LLC to any other person is subject to the limitations on the rights and powers of our advisor specifically set forth in the advisory agreement or our charter.
Ashford LLC also acknowledges receipt of our code of business conduct and ethics, code of conduct for the chief executive officer, chief financial officer and chief accounting officer and policy on insider trading and agrees to require its employees who provide services to us to comply with the codes and the policy.
Limitations on Liability and Indemnification. The advisory agreement provides that Ashford LLC has no responsibility other than to render the services and take the actions described in the advisory agreement in good faith and with the exercise of due care and will not be responsible for any action our board of directors takes in following or declining to follow any of Ashford LLC’s advice or recommendations. The advisory agreement provides that Ashford LLC (including its officers, directors, managers, employees and members) will not be liable for any act or omission by it (or them) performed in accordance with and pursuant to the advisory agreement, except by reason of acts constituting gross negligence, bad faith, willful misconduct or reckless disregard of duties under the advisory agreement.
We have agreed to indemnify and hold harmless Ashford LLC (including its partners, directors, officers, stockholders, managers, members, agents, employees and each other person or entity, if any, controlling Ashford LLC) to the full extent lawful, from and against any and all losses, claims, damages or liabilities of any nature whatsoever with respect to or arising from Ashford LLC’s acts or omission (including ordinary negligence) in its capacity as such, except with respect to losses, claims, damages or liabilities with respect to or arising out of Ashford LLC’s gross negligence, bad faith or willful misconduct, or reckless disregard of its duties under the advisory agreement (for which Ashford LLC will indemnify us).

Term and Termination. The term of our advisory agreement is 20 years from the effective date of the advisory agreement, with automatic five-year renewal terms unless previously terminated as described below. Following the 20-year initial term, the advisory agreement may be terminated by us with 180 days’ prior written notice prior to the expiration of the then-current term, on the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either (a) there has been unsatisfactory performance by Ashford LLC that is materially detrimental to us and our subsidiaries taken as a whole, or (b) the base fee and/or incentive fee is not fair (and Ashford LLC does not offer to negotiate a lower fee that at least a majority of our independent directors determine is fair). If the reason for non-renewal specified by us in our termination notice is (b) in the preceding sentence, then Ashford LLC may, at its option, provide a notice of proposal to renegotiate the base fee and incentive fee not less than 150 days prior to the pending termination date. Thereupon, each party has agreed to use its commercially reasonable efforts to negotiate in good faith to find a resolution on fees within 120 days following our receipt of the renegotiation proposal. If a resolution is achieved between Ashford LLC and at least a majority of our independent directors within the 120-day period, then the advisory agreement will continue in full force and effect with modification only to the agreed upon base fee and/or incentive fee, as applicable.
If no resolution on fees is reached within the 120-day period, if we terminate the advisory agreement because of unsatisfactory performance by Ashford LLC, or if we terminate the advisory agreement upon a change in control of us and such change of control transaction is conditioned upon the termination of the advisory agreement (which is permissible with 60 days’ notice) we would be required to pay a termination fee equal to either:

•
if Ashford Inc.’s common stock is not publicly traded, 14 times the earnings of Ashford LLC attributable to our advisory agreement less costs and expenses, including taxes, (the “net earnings”) for the 12 months preceding termination of the advisory agreement; or

•
if at the time of the termination notice, Ashford Inc.’s common stock is publicly traded separate from the common stock of Ashford Trust, 1.1 multiplied by the greater of (i) 12 times the net earnings of Ashford LLC for the 12 months preceding the termination of the advisory agreement or (ii) the earnings multiple (based on net earnings after taxes) for Ashford Inc.’s common stock for the 12 months preceding the termination of the advisory agreement multiplied by the net earnings of Ashford LLC for the same 12 month period; or (iii) the simple average of the earnings multiples (based on net earnings after taxes) for Ashford Inc.’s common stock for each of the three fiscal years preceding the termination of the advisory agreement, multiplied by the net earnings of Ashford LLC for the 12 months preceding the termination of the advisory agreement;

plus, in either case, a gross-up amount for federal and state tax liability, based on an assumed tax rate of 40%. Any such termination fee will be payable on or before the termination date.
We may also terminate the advisory agreement at any time, including during the 20-year initial term, without the payment of a termination fee under the following circumstances:

•
upon a default by Ashford LLC in the performance or observance of any material term, condition or covenant under the advisory agreement; provided, however, that we must, before terminating the advisory agreement, give written notice of the default to Ashford LLC and provide it with an opportunity to cure the default within 60 days, or if such default is not reasonably susceptible to cure within 60 days, such additional cure period as is reasonably necessary to cure the default so long as Ashford LLC is diligently and in good faith pursuing such cure;

•
immediately upon providing written notice to Ashford LLC, following a voluntary or involuntary bankruptcy event of Ashford LLC, provided Ashford LLC does not file a motion to assume the advisory agreement with the appropriate court within 120 days of the commencement of such case or proceeding; or an involuntary bankruptcy event that remains undismissed and unstayed for a period exceeding 120 days;

•	immediately, upon the commencement of an action for dissolution of our advisor;

•	immediately upon providing written notice to Ashford LLC, following its conviction (including a plea or nolo contendere) of a felony;

•
immediately upon providing written notice to Ashford LLC, if it commits an act of fraud against us, misappropriates our funds or acts in a manner constituting willful misconduct, gross negligence or reckless disregard in the performance of its material duties under the advisory agreement (including a failure to act); provided, however, that if any such actions or omissions are caused by an employee and/or an officer of Ashford LLC (or an affiliate of Ashford LLC) and Ashford LLC takes all reasonable necessary and appropriate action against such person and cures the damage caused by such actions or omissions within 45 days of Ashford LLC’s actual knowledge of its commission or omission, we will not have the right to terminate the advisory agreement; and

•
immediately upon providing written notice to Ashford LLC following certain changes of control of Ashford LLC, exclusive of any change of control that is an assignment permitted as described in “—Assignment” below or a change of control of Ashford Trust at any time that Ashford LLC remains under the control of Ashford Trust.

Upon any termination of the advisory agreement, Ashford LLC is expected to cooperate with and assist us, in executing an orderly transition of the management of our assets to a new advisor, providing a full accounting of all accounts held in the name of or on behalf of us, returning any funds held on behalf of us and returning any and all of our books and records. We are responsible for paying all accrued fees and expenses. We will be subject to certain non-solicitation obligations with respect to Ashford LLC’s employees upon any termination of the advisory agreement other than termination as a result of a change of control of our advisor.
Following the 20-year initial term, Ashford LLC may terminate the advisory agreement prior to the expiration of the then-current term with 180 days’ prior written notice. Additionally, Ashford LLC may terminate the advisory agreement if we default in the performance or observance of any material term, condition or covenant under the advisory agreement; provided, however, before terminating the advisory agreement, Ashford LLC must give us written notice of the default and provide us with an opportunity to cure the default within 45 days, or if such default is not reasonably susceptible to cure within 45 days, such additional cure period as is reasonably necessary to cure the default (not to exceed 90 days) so long as we are diligently and in good faith pursuing such cure. In the event of such a termination, Ashford LLC will be entitled to all accrued fees and expenses.
Fees and Expenses.

•
Base Fee. The total quarterly base fee is equal to 0.70% per annum of the total market capitalization of our company, subject to a minimum quarterly base fee. The “total market capitalization” for purposes of determining the base fee is calculated on a quarterly basis as (i) the average of the volume-weighted average price per share of our common stock for each trading day of the preceding quarter multiplied by the average number of shares of our common stock outstanding during such quarter, on a fully-diluted basis (assuming all common units and long term incentive partnership units in the operating partnership which have achieved economic parity with common units in the operating partnership have been redeemed for our common stock), plus (ii) the quarterly average of the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt), plus (iii) the quarterly average of the liquidation value of our outstanding preferred equity. The minimum base fee each quarter is equal to the greater of (i) 90% of the base fee paid for the same quarter in the prior year and (ii) the “G&A ratio” multiplied by our total market capitalization. The “G&A ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. Our peer group for purposes of our advisory fees includes: Strategic Hotels and Resorts, Inc., Chesapeake Lodging Trust, DiamondRock Hospitality Co., Lasalle Hotel Properties, Pebblebrook Hotel Trust and Sunstone Hotel Investors, Inc. This peer group may be adjusted from time-to-time by mutual agreement of Ashford LLC and a majority of our independent directors, negotiating in good faith. The base fee is payable in cash on a quarterly basis.

•
Incentive Fee. In each year that our TSR exceeds the “average TSR of our peer group” we have agreed to pay an incentive fee. For purposes of this calculation, our TSR will be calculated using a year-end stock price equal to the closing price of our common stock on the last trading day of the year as compared to the closing stock price of our common stock on the last trading day of the prior year, assuming all dividends on the common stock are reinvested into additional shares of common stock. The average TSR for each member of our peer group is calculated in the same manner, and the simple average for our entire peer group is the “average TSR for our peer group.” If our TSR exceeds the average TSR for our peer group, Ashford LLC will be paid an incentive fee.

The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage but in no event greater than 25%) by which our annual TSR exceeds the average TSR for our peer group, multiplied by (ii) the fully diluted equity value of our company at December 31 of the applicable year. To determine the fully diluted equity value, we will assume that all units in our operating partnership, including LTIP units that have achieved economic parity with the common units, if any, are redeemed for our common stock and that the per share value of each share of our common stock is equal to the closing price of our stock on the last trading day of the year.
The incentive fee, if any, subject to the FCCR Condition (defined below), is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the incentive fee relates and on January 15 of the next two successive years. Notwithstanding the foregoing, upon any termination of the advisory agreement for any reason, any unpaid incentive fee (including any incentive fee installment for the stub period ending on the termination date) will become fully earned and immediately due and payable without regard to the FCCR Condition defined below. Except in the case when the incentive fee is payable on the date of termination of the advisory agreement, up to 50% of the incentive fee may be paid in our common stock or in common units of our operating partnership, at our discretion, with the balance payable in cash unless at the time for payment of the incentive fee, Ashford LLC owns common stock or common units in an amount greater than or equal to three times the base fee for the preceding four quarters or payment in such securities would cause the advisor to be subject to the provision of the Investment Company Act of 1940, in which case the entire incentive fee will be payable in cash.

Upon the determination of the incentive fee, except in the case of any termination of the advisory agreement in which case the incentive fee for the stub period and all unpaid installments of an incentive fee shall be deemed earned and fully due and payable, each one-third installment of the incentive fee shall not be deemed earned by advisor or otherwise payable by us unless we, as of the December 31 immediately preceding the due date for the payment of the incentive fee installment, has a FCCR of .20x or greater (the “FCCR Condition”). For purposes of this calculation, “FCCR” means our fixed charge coverage ratio, which is the ratio of adjusted EBITDA for the previous four consecutive fiscal quarters to fixed charges, which includes all (i) our and our subsidiaries’ interest expense, (ii) our and our subsidiaries’ regularly scheduled principal payments, other than balloon or similar principal payments which repay indebtedness in full and payments under cash flow mortgages applied to principal, and (iii) preferred dividends paid by us.

•
Equity Compensation. To incentivize employees, officers, consultants, non-employee directors, affiliates and representatives of Ashford LLC to achieve our goals and business objectives, as established by our board of directors, in addition to the base fee and the incentive fee described above, our board of directors has the authority to make annual equity awards to Ashford LLC or directly to employees, officers, consultants and non-employee directors of Ashford LLC, based on our achievement of certain financial and other hurdles established by our board of directors. These annual equity awards are intended to provide an incentive to Ashford LLC and its employees to promote the success of our business. The compensation committee of our board of directors has full discretion regarding the grant of any annual equity awards to be provided to Ashford LLC and its employees, and other than the overall limitation on the total number of shares that are authorized to be granted under the 2013 Equity Incentive Plan and the Advisor Equity Incentive Plan, there are no limitations on the amount of these annual equity awards.

•
Expense Reimbursement. Ashford LLC is responsible for all wages, salaries, cash bonus payments and benefits related to its employees providing services to us (including any of our officers who are also officers of Ashford LLC), with the exception of any equity compensation that may be awarded by us to the employees of Ashford LLC who provide services to us, the provision of certain internal audit services and the international office expenses described below. We are responsible to pay or reimburse Ashford LLC monthly for all other costs incurred by it on our behalf or in connection with the performance of its services and duties to us, including, without limitation, tax, legal, accounting advisory, investment banking and other third- party professional fees, director fees and insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreement), debt service, taxes, insurance, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by us, including the value of awards made by us to Ashford LLC’s employees, and any other costs which are reasonably necessary for the performance by Ashford LLC of its duties and functions. In addition, we pay a pro rata share of Ashford LLC’s office overhead and administrative expenses incurred in the performance of its duties and functions under the advisory agreement. There is no specific limitation on the amount of such reimbursements.

In addition to the expenses described above, we are required to reimburse Ashford LLC monthly for our pro rata share (as reasonably agreed to between Ashford LLC and a majority of our independent directors or our audit committee, chairman of our audit committee or lead director) of (i) employment expenses of Ashford LLC’s internal audit managers and other Ashford LLC employees who are actively engaged in providing internal audit services to us, (ii) the reasonable travel and other out-of-pocket expenses of Ashford LLC relating to the activities of its internal audit employees and the reasonable third-party expenses which Ashford LLC incurs in connection with its provision of internal audit services to us and (iii) all reasonable international office expenses, overhead, personnel costs, travel and other costs directly related to Ashford LLC’s non-executive personnel who are located internationally or that oversee the operations of international assets or related to our advisor’s personnel that source, investigate or provide diligence services in connection with possible acquisitions or investments internationally. Such expenses shall include but are not limited to, salary, wage payroll taxes and the cost of employee benefit plans.

•
Additional Services. If, and to the extent that, we request Ashford LLC to render services on our behalf other than those required to be rendered by it under the advisory agreement, such additional services shall be compensated separately at market rates, as defined in the advisory agreement.

Assignment. Ashford LLC may assign its rights under the agreement without our approval to any affiliate. It may also assign its rights under the agreement without our approval to a publicly-traded company newly formed through a spin-off, carve-out, split-off or similar distribution of our advisor, its property and affairs to its or Ashford Trust’s stockholders.
The Ashford Trademark. Ashford LLC and its affiliates have a proprietary interest in the “Ashford” trademark, and Ashford LLC agreed to license its use to us. If at any time we cease to retain Ashford LLC or one of its affiliates to perform advisory services for us, within 60 days following receipt of written request from Ashford LLC, we must cease to conduct business under or use the “Ashford” name or logo, as well as change our name and the names of any of our subsidiaries to a name that does not contain the name “Ashford.”

Relationship with the Advisor. Ashford LLC is a subsidiary of Ashford Inc. and advises us and Ashford Trust. As of March 12, 2015, Ashford Trust holds 30.0% of the equity of Ashford Inc., Ashford LLC’s parent company, on a fully diluted basis. Ashford LLC, its equityholders and employees are permitted to have other advisory clients, which may include other REITs operating in the real estate industry. If we materially revise our initial investment guidelines without the express written consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities. We have agreed that we will not revise our initial investment guidelines to be directly competitive with Ashford Trust as of the date of our initial advisory agreement. The advisory agreement gives us the right to equitable treatment with respect to other clients of Ashford LLC, but does not give us the right to preferential treatment, except that Ashford LLC and Ashford Trust have agreed that, so long as we have not materially changed our initial investment guidelines without the express consent of Ashford LLC, any individual hotel investment opportunities that satisfy our investment focus will be presented to our board of directors, who will have up to 10 business days to accept such opportunity prior to it being available to Ashford Trust or any other entity advised by Ashford LLC.
To minimize conflict between us and Ashford Trust, the advisory agreement requires us to designate an investment focus by targeted RevPAR, segments, markets and other factors or financial metrics. After consultation with Ashford LLC, we may modify or supplement our investment guidelines from time to time by giving written notice to Ashford LLC; however, if we materially change our investment guidelines without the express consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and Ashford Trust, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to other entities. In the advisory agreement, we declared our initial investment guidelines to be hotel real estate assets primarily consisting of equity or ownership interests, as well as debt investments when such debt is acquired with the intent of obtaining an equity or ownership interest, in:

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

When determining whether an asset satisfies our investment guidelines, Ashford LLC must make a good faith determination of projected RevPAR, taking into account historical RevPAR as well as such additional considerations as conversions or reposition of assets, capital plans, brand changes and other factors that may reasonably be forecasted to raise RevPAR after stabilization of such initiative.
If we elect to spin-off, carve-out, split-off or otherwise consummate a transfer of a division or subset of assets for the purpose of forming a joint venture, a newly created private platform or a new publicly traded company to hold such division or subset of assets constituting a distinct asset type and/or investment guidelines, we have agreed that any such new entity will be advised by Ashford LLC pursuant to an advisory agreement containing substantially the same material terms set forth in our advisory agreement.
If we desire to engage a third party for services or products (other than services exclusively required to be provided by our property managers), Ashford LLC has the exclusive right to provide such services or products at typical market rates provided that we are able to control the award of the applicable contract. Ashford LLC will have at least 20 days after we give notice of the terms and specifications of the products or services that we intend to solicit to provide such services or products at market rates, as determined by reference to fees charged by third-party providers who are not discounting their fees as a result of fees generated from other sources. If a majority of our independent directors determine that Ashford LLC’s pricing proposal is not at market rates, we are required to engage a consultant to determine the market rate for the services or products in question. We will be required to pay for the services of the consultant and to engage Ashford LLC at the market rates determined by the consultant if the consultant finds that the proposed pricing of Ashford LLC was at or below market rates. Alternatively, Ashford LLC will pay the consultant’s fees and will have the option to provide the services or product at the market rates determined by the consultant should the consultant find that the proposed pricing was above market rates.

\Hotel Management Agreements
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. Third parties must operate our hotels. Our hotels are leased to TRS lessees, which in turn have engaged property managers to manage our hotels. Each of our hotels other than the Pier House Resort are operated pursuant to a hotel management agreement with one of three independent hotel management companies, Hilton Management LLC, Marriott Hotel Services, Inc. or its affiliates, Courtyard Management Corporation and Renaissance Hotel Management Company, LLC, and Accor. Courtyard by Marriott and Renaissance are both registered trademarks of Marriott International, Inc. The Pier House Resort is operated by Remington.
The terms of each of the hotel management agreements as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	three 10-year options
The Capital Hilton	12/17/2003	12/31/2023	three 10-year options
Marriott Plano Legacy Town Center	8/15/2003	12/31/2023	two 10-year options
Seattle Marriott Waterfront	5/23/2003	12/31/2026	five 10-year options
Courtyard San Francisco Downtown	6/14/2002	12/31/2027	five 5-year options
Courtyard Philadelphia Downtown	12/3/2011	12/31/2041	two 10-year options
Courtyard Seattle Downtown	1/4/2003	12/31/2026	one 10-year option
Renaissance Tampa International Plaza	4/9/2003, with 8/9/2004 opening date	12/28/2029	five 10-year options
Sofitel Chicago Water Tower	3/30/2006	12/31/2030	three 10-year options
Pier House Resort	5/14/2013	05/14/2023	three 7-year and one 4-year option
Each hotel management company receives a base management fee (expressed as a percentage of gross revenues) ranging from 3.0%–7.0%, as well as an incentive management fee calculated as a percentage of hotel operating income, in certain cases after funding of certain requirements, including the capital renewal reserve, and in certain cases after we have received a priority return on our investment in the hotel (referred to as the owner’s priority), as summarized in the chart below:

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$106,500,000

The Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$132,100,000

Marriott Plano Legacy Town Center (3)	3%	35% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.1% of gross revenues per fiscal year	11% of owner’s investment (that includes owner funded capital expenditures)	$56,811,510

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Seattle Marriott Waterfront (3)	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	$88,899,926

Courtyard San Francisco Downtown	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	$9,500,000 plus 11.5% of owner funded capital expenses	Not applicable

Courtyard Philadelphia Downtown	6.5%	20% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	2011—$5 million 2012—$5.5 million 2013—$6 million 2014—$6.5 million Thereafter—$7 million Plus 10.25% of owner funded capital expenses after the beginning of 2016.	Not applicable

Courtyard Seattle Downtown (3)	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	$3,669,624 plus 10.25% of owner funded capital expenses	Not applicable

Renaissance Tampa International Plaza	3.5%	First Incentive Fee: 100% of operating profit (after deduction for contributions to the FF&E reserve) after Owner’s First Priority until an aggregate amount of $2 million is paid to manager. Second Incentive Fee: After payment of owner’s 1st priority and manager’s first incentive fee, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of 6,675,000 plus 15% of owner-funded capital expenses, and 40% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.8% of gross revenues per fiscal year	Owner’s 1st Priority: 11.25% of owner’s investment Owner’s 2nd Priority: After payment of the owner’s 1st priority and manager’s fee, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $6,675,000 plus 15% of owner- funded capital expenses, and 60% of the operating profit in excess of such sum.	$44,500,000

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Sofitel Chicago Water Tower	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	Not applicable	$153,000,000

Pier House Resort	3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	Not applicable
__________________

(1)	Management fee is expressed as a percentage of gross hotel revenue

(2)
Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. These amounts will continue to increase over time by the amount of additional owner-funded capital expenses.

(3)	The management agreements allow for future reductions in the management fee in the event certain competitive hotels are built.
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
Our TRS lessees, as lessees of the respective hotels, have entered into hotel management agreements with Hilton Management LLC for two of the hotels, Marriott Hotel Services, Inc. or its affiliates (Courtyard Management Corporation and Renaissance Hotel Management Company, LLC) for six of the hotels, Accor for one of the hotels and Remington for one of the hotels. Below is a summary of the principal terms of the hotel management agreements with Hilton, Marriott and Accor.
Marriott Management Agreements
Term. The remaining base term of each of our six Marriott management agreements ranges from 9 to 30 years, expiring between December 30, 2023 and December 31, 2041. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from one 10-year extension to five 10-year extensions.
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

Early Termination for Casualty. The termination provisions for our hotels in the event of casualty are summarized as follows:

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
Early Termination for Casualty. In the event the applicable hotel is substantially damaged by fire or other casualty such that it cannot be restored within 240 days, or in the event our lender doesn’t provide adequate insurance proceeds to restore the hotel, we may terminate the hotel management agreement. If we undertake to restore the hotel or if we are required to restore the hotel because it was not substantially damaged and fail to commence such repairs within 60 days of receiving sufficient insurance proceeds to complete such work, or fail to complete such repairs within 240 days of the casualty, the manager may terminate the agreement. We have no obligation to restore the premises, however, if the casualty occurs in the last five years of the third renewal term or thereafter.
Early Termination for Condemnation. If all or substantially all of the applicable hotel is taken in any condemnation or similar proceeding which, in our reasonable opinion, makes it infeasible to restore or continue to operate the hotel in accordance with the hotel management agreement, the hotel management agreement shall terminate. If it is reasonably feasible to restore the premises and operate the hotel and we fail to complete the restoration within two years of the taking, the manager may terminate the agreement. We have no obligation to restore the premises, however, if the taking occurs in the last five years of the third renewal term or thereafter.
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
Performance Termination. We have the right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel managed by Accor. The performance period is measured with respect to any two consecutive operating years. The performance criteria are: (i) the RevPAR for the hotel is less than 90% of the RevPAR for the hotel’s competitive set for each such operating year and (ii) the adjusted net operating income less the hurdle amount of $9.0 million plus 8% of any amounts we spent on capital expenditures is a negative number (i.e. less than zero) for each such operating year, provided that for any operating year in which the operation of the hotel is materially and adversely affected by a force majeure event, a refurbishing program or major capital improvements, the RevPAR for the hotel and the adjusted net operating income for such operating years shall be adjusted equitably. The manager will have a right up to three times in any eight-year period to avoid a performance termination by paying to us a cure amount that equals, for any operating year, the lower of (i) the amount by which the adjusted net operating income is less than zero and (ii) the amount that we would have been entitled to receive as a distribution from the hotel had the hotel not had a RevPAR shortfall.
Early Termination for Condemnation. If all of the hotel, or a portion of the hotel that in our reasonable opinion makes it imprudent or unsuitable to use and operate the remaining portion of the hotel in accordance with the standards maintained by the Sofitel brand, is taken in any condemnation or similar proceeding, we may terminate the agreement.
Early Termination for Casualty. If a material part of the hotel is damaged or destroyed by fire or other casualty, then we may terminate the agreement and elect not to restore the hotel. If we elect to restore the hotel, we must commence such process within 120 days after the date of the casualty and diligently proceed with the restoration of the hotel so that it meets the standards maintained by the Sofitel brand. If we fail to complete the restoration within two years after the date of the casualty, then for so long as such failure continues, the manager may terminate the management agreement. If we or the manager terminate the management agreement because of a casualty, if we have not restored the hotel and desire to lease or sell it, we must first offer to sell the hotel to the manager. If we repair, rebuild or replace the premises within five years, the manager may reinstate the agreement.

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
Remington Master Management Agreement
As described below under “—Mutual Exclusivity Agreement,” we entered into a mutual exclusivity agreement with Remington upon completion of the spin-off. Remington manages the Pier House Resort. Remington is owned 100% by Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors and the chief executive officer and chairman of the board of directors of Ashford Trust, and his father, Mr. Archie Bennett, Jr. Pursuant to this agreement, we have agreed to engage Remington for the property management, project management, development and certain other work for all hotels we acquire, unless our independent directors either (i) unanimously vote not to engage Remington, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because, in their reasonable business judgment, they have determined that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better. We believe Remington to be one of the premier third-party property managers in the country, and our mutual exclusivity agreement with Remington offers us a unique competitive advantage over other lodging REITs.
The following summarizes the terms of the master management agreement that we have agreed will control to the extent that Remington manages future properties that we acquire and that will control with respect to the project management of each of our properties, unless otherwise provided for in a hotel’s management agreement, including our eight initial properties contributed to us in connection with the spin-off. This summary is qualified in its entirety by reference to the master management agreement filed as an exhibit to this Annual Report on Form 10-K.
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
Amounts Payable under the Remington Master Management Agreement. Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$13,082.26 (increased annually based on consumer price index adjustments); or

•	3% of the gross revenues associated with that hotel for the related month.
The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, the applicable TRS lessee will consider payment of the incentive fee pro rata on a quarterly basis.
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
Option Agreement
Upon the completion of the spin-off, we entered into an option agreement to acquire the Crystal Gateway Marriott from Ashford Trust. The Crystal Gateway option agreement provides us with an option to acquire the Crystal Gateway Marriott beginning six months from the spin-off date and extending for 12 months from such date. The expiration date of the option is May 19, 2015. In light of current market conditions, the cost of our capital, and other investment opportunities, as well as the recent announcement of our stock repurchase plan, we do not currently plan to exercise this option, although we may reconsider this decision at any time.
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

Right of First Offer Agreement
The right of first offer agreement provides us the first right to acquire each of the subject hotels, to the extent the board of directors of Ashford Trust determines to market and sell the hotel, subject to any prior rights of the managers of the hotel or other third parties and the limitation noted in the footnote to the table above with respect to hotels in a joint venture. In addition, so long as we do not materially change our initial investment guidelines without the express consent of Ashford LLC, the right of first offer agreement extends to hotels later acquired by Ashford Trust that satisfy our initial investment guidelines. We believe this right of first offer provides us with significant external growth opportunities.
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
TRS Leases
Six of the hotels we acquired from Ashford Trust in connection with the spin-off are owned by our operating partnership and leased to subsidiaries of Ashford Prime TRS. Two of our hotels are held in a joint venture in which we have a 75% equity interest. The two hotels owned by the joint venture are leased to subsidiaries of the joint venture, which two subsidiaries we have elected to treat as TRSs. In connection with the spin-off, Ashford Prime TRS acquired three subsidiaries, each of which is a TRS that collectively lease six of our properties. In 2014, Prime TRS formed two new subsidiaries to lease the two hotels acquired during the year. Ashford Prime TRS has elected to be treated as a TRS. We intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases. Ashford LLC will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time.
Term. The leases for each of the hotels we acquired from Ashford Trust in connection with the spin-off includes a term of five years, which began on January 1, 2013, except in the case of the Courtyard Philadelphia Downtown, the term began on December 2, 2011 and expires on December 31, 2016. The lease for the Pier House Resort began on May 14, 2013 and expires on December 31, 2017 and the lease for the Sofitel Chicago Water Tower began on February 24, 2014 and expires on December 31, 2018. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
Amounts Payable Under Leases. The leases generally provide for each TRS lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any. The percentage rent for each hotel equals: (i) an agreed percentage of gross revenue that exceeds a threshold amount, less (ii) all prior percentage rent payments.

Maintenance and Modifications. Each TRS lessee is required to establish and fund, in respect of each fiscal year during the terms of the leases, a reserve account, in the amount of at least 4% of gross revenues per year to cover the cost of capital expenditures, which costs will be paid by our operating partnership. Each TRS lessee shall be required to make (at our sole cost and expense) all capital expenditures required in connection with emergency situations, legal requirements, maintenance of the applicable franchise agreement, the performance by lessee of its obligations under the lease and other permitted additions to the leased property. We also have the right to make additions, modifications or improvements so long as our actions do not significantly alter the character or purposes of the property, significantly detract from the value or operating efficiency of the property, significantly impair the revenue producing capability of the property or affect the ability of the lessee to comply with the terms of their lease. All capital expenditures relating to material structural components involving expenditures of $1 million or more are subject to the approval of our operating partnership. Each TRS lessee is responsible for all routine repair and maintenance of the hotels, and our operating partnership will be responsible for non-routine capital expenditures.
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
Renaissance Tampa International Plaza. The Renaissance Tampa International Plaza is subject to a land sublease with an initial term that expires December 30, 2080. We paid minimum rent of $300,000 per year through July 31, 2014, and effective as of August 1, 2014, our annual rent increased to $350,000 per year. In addition, we paid percentage rent in the amount of 2% of gross revenues (less the minimum rent paid) through July 31, 2014 and this amount increased to 3% beginning August 1, 2014. The lease may be assigned at any time to an affiliate, a successor corporation by merger, or a third party which has a net worth of at least $10 million, provided that we give landlord notice of any such assignment, which notice shall include the name of the assignee.

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

•
our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

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

•
our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

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
Licensing Agreement
Upon completion of the spin-off, we entered into a licensing agreement with Ashford Trust pursuant to which Ashford Trust has granted us a non-exclusive, perpetual, royalty-free license to use certain trademarks associated with the “Ashford Hospitality Prime, Inc.” name. The license agreement terminates immediately if we end our advisory relationship with Ashford LLC or one of its affiliates.
Investment Management Agreement
On November 10, 2014, AHP SMA, LP, our wholly-owned subsidiary (“AHP SMA”), entered into an investment management agreement with Ashford Investment Management LLC, an indirect subsidiary of Ashford Inc. (“AIM”), pursuant to which AIM will serve as the investment manager for certain designated assets of AHP SMA and will be responsible for the investment and reinvestment of those assets in accordance with certain investment guidelines set forth therein. As of December 31, 2014, there were no designated assets managed by AIM.
AHP SMA has delegated to AIM all of its powers, duties and responsibilities with regard to the investment and reinvestment of the designated assets and appointed AIM as its agent in fact with full authority to buy, sell or otherwise effect investment transactions for the designated assets. AHP SMA retains no rights to dispose or vote the securities related to the designated assets.
AIM is not compensated for its services pursuant to the investment management agreement; however, AHP SMA will reimburse AIM for certain expenses related to the investment management services provided by AIM under the agreement.
Termination. Each of AIM or AHP SMA may terminate the investment management agreement at any time upon 45 days’ prior written notice to the other party; however, AIM and AHP SMA may mutually terminate the investment management agreement at any time.

Death, Disability or Departure. In the event of the death, disability or departure of J. Robison Hays III or Monty J. Bennett from AIM, or the failure of either J. Robison Hays III, our Senior Vice President - Corporate Finance and Strategy, or Monty J. Bennett to perform his duties for AIM for a period of 90 consecutive days, AHP SMA will have the special opportunity to withdraw assets from the accounts managed by AIM as of the end of each calendar month for a three-month period and in accordance with the withdrawal terms set forth in the investment management agreement.
Assignment. The investment management agreement may not be assigned by any of the parties to the agreement without the prior written consent of the other parties, provided that AIM can assign its interest in the investment management agreement, without the written consent of AHP SMA, to an affiliate.
Relationship with Our Executive Officers and Ashford LLC. Mr. Monty J. Bennett owns (i) 25% of AIM Holdco, LP, a Delaware limited liability company that is the sole member of AIM (“AIM Holdco”), and (ii) 25% of AIM Performance Holdco, LP, a Delaware limited partnership that owns a 99.99% limited partnership interest in the general partner of AIM (“AIM Performance Holdco”). Mr. J. Robison Hays III owns (i) 15% of AIM Holdco and (ii) 15% of AIM Performance Holdco. Ashford LLC holds the remaining equity interests in each of AIM Holdco and AIM Performance Holdco. The collective 40% equity interest held by Messrs. Bennett and Hays in AIM Holdco results in an indirect ownership of a 40% equity interest in AIM or any affiliates that are created by Ashford LLC to serve as investment advisors to private funds. Similarly, the collective 40% equity interest held by Messrs. Bennett and Hays in AIM Performance Holdco results in an indirect ownership of a 40% equity interest in the general partner of AIM, AIM GP, or any affiliate that are created by Ashford LLC to serve as the general partner of such private funds. The equity interests held by Messrs. Bennett and Hays are economically equivalent to the equity interests held by Ashford LLC in such entities.
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
Competition
The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels. We believe that hotels, such as our hotels that are affiliated with leading national brands, such as the Marriott, Hilton or Accor brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and rooms revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
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
Employees
We have no employees. Our appointed officers and employees are provided by Ashford LLC. Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 92 full time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
Access to Reports and Other Information
We maintain a website at www.ahpreit.com. On our website, we make available free-of-charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.

All reports filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, DC 20549-1090. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.
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
Because we depend upon Ashford LLC and its affiliates to conduct our operations, any adverse changes in the financial condition of Ashford LLC or its affiliates or our relationship with them could hinder our operating performance.
We depend on Ashford LLC to manage our assets and operations. Any adverse changes in the financial condition of Ashford LLC or its affiliates or our relationship with Ashford LLC could hinder its ability to manage us successfully.
We depend on Ashford LLC’s key personnel with long-standing business relationships. The loss of Ashford LLC’s key personnel could threaten our ability to operate our business successfully.
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Douglas A. Kessler, David A. Brooks, Deric S. Eubanks, Jeremy Welter, Mark L. Nunneley, and J. Robison Hays III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.
The amount of fees and incentives paid to Ashford LLC may exceed the average of internalized expenses of our industry peers and the fees and incentives paid by other externally managed REITs to their advisors.
Pursuant to the advisory agreement between us and Ashford LLC, we pay Ashford LLC a quarterly base fee as well as an annual incentive fee based on total stockholder return versus our peer group. Because a portion of such fees are contingent on our performance, the fees we pay to Ashford LLC may fluctuate over time. In addition, the amount of the base fee is based on our total market capitalization, which is defined to include the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt); and therefore, the fee increases as our indebtedness increases. The base advisory fees paid by many other externally managed REITs are based on measures other than total market capitalization, as defined in our advisory agreement. We did not conduct arm’s-length negotiations of the terms of our advisory agreement, which we entered into in connection with the spin-off. The fees payable under our advisory agreement may not be as favorable to us as if they had been negotiated on an arm’s-length basis with unaffiliated third parties. As a result, and due to the structure of our base fee and incentive fee arrangements with Ashford LLC, there may be times when the total amount of fees and incentives paid to Ashford LLC exceeds the average of internalized expenses of our industry peers and the fees and incentives paid by other externally managed REITs to their advisors.
Our prior operating history is limited, and the prior performance of Ashford Trust is not indicative of our future performance.
We have no operating history prior to November 19, 2013, the date the spin-off was completed. The performance of Ashford Trust or other real estate programs operated by Ashford LLC should not be relied on to predict our future performance. The historical results of Ashford Trust are not indicative of our future results or market prices of our common stock. There are significant differences between Ashford Trust and us, and our financial condition and results of operations could vary significantly for the following reasons, among others:

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
We may not be able to acquire any of the properties that are subject to the right of first offer agreement, either because Ashford Trust does not elect to sell such properties or we are not in a position to acquire the properties when Ashford Trust elects to sell. Further, if we materially change our investment guidelines without the express consent of Ashford LLC, no hotels acquired by Ashford Trust after the date of such change will be subject to the right of first offer. Also, if we exercise our option to purchase the Crystal Gateway Marriott hotel, Ashford Trust can terminate the Crystal Gateway Marriott hotel option agreement if the value of the common units in our operating partnership payable in connection with such exercise (measured by the value of our common stock) decreases by more than 20% between the option exercise date and the closing date.
We may be unable to successfully integrate and operate acquired properties, which may have a material adverse effect on our business and operating results.
Even if we are able to make acquisitions on favorable terms, we may not be able to successfully integrate and operate them. We may be required to invest significant capital and resources after an acquisition to maintain or grow the properties that we acquire. In addition, we may need to adapt our management, administrative, accounting, and operational systems, or hire and retain sufficient operational staff, to integrate and manage successfully any future acquisitions of additional assets. These and other integration efforts may disrupt our operations, divert Ashford LLC’s attention away from day-to-day operations and cause us to incur unanticipated costs. The difficulties of integration may be increased by the necessity of coordinating operations in geographically dispersed locations. Our failure to integrate successfully any acquisitions into our portfolio could have a material adverse effect on our business and operating results. Further, acquired properties may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. The failure to discover such issues prior to such acquisition could have a material adverse effect on our business and results of operations.
Because our board of directors and Ashford LLC have broad discretion to make future investments, we may make investments that result in returns that are substantially below expectations or in net operating losses. In addition, our investment policies may be revised from time to time at the discretion of our board of directors, without a vote of our stockholders. Such discretion could result in investments with yield returns inconsistent with stockholders’ expectations.

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
We must comply with operating standards, terms, and conditions imposed by the franchisors of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain these standards could result in the loss or cancellation of a franchise license. With respect to operational standards, we rely on our property managers to conform to such standards. Franchisors may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. A franchisor could condition the continuation of a franchise based on the completion of capital improvements that Ashford LLC or our board of directors determines is not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel or other circumstances. In that event, Ashford LLC or our board of directors may elect to allow the franchise to lapse or be terminated, which could result in a termination charge as well as a change in brand franchising or operation of the hotel as an independent hotel. In addition, when the term of a franchise expires, the franchisor has no obligation to issue a new franchise.
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
Upon the completion of the spin-off, we became subject to reporting and other obligations under the Exchange Act. In April 2012, the Jump Start Our Business Startups Act (the “JOBS Act”) was enacted into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are an “emerging growth company” as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to:

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
Because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.
For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
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
Ashford LLC and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption or leakage of information from Ashford LLC’s or hotel managers’ systems could harm our reputation and business.

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
If we exercise our option to acquire the Crystal Gateway Marriott hotel and then dispose of it in a taxable transaction or reduce the debt secured by that hotel below $43.3 million prior to July 13, 2016, Ashford Trust OP will be obligated to pay certain tax liabilities of the partners of the entity that originally contributed the hotel to Ashford Trust OP, under an existing tax reporting and protection agreement. Pursuant to the terms of the Crystal Gateway option agreement, if we acquire the Crystal Gateway Marriott we will be required to indemnify Ashford Trust OP for any such tax liabilities that it is required to pay because of our actions. Payment of this indemnity obligation could have a material adverse effect on our financial position.
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
As of March 12, 2015, we had approximately $764.3 million of outstanding indebtedness, including approximately $347.2 million of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt as well as any future fixed rate debt we may incur at higher interest rates, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately below under “We may be unable to make required payments on our debt, and our charter and bylaws do not limit the amount of debt we may incur.”
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
Under the advisory agreement, Ashford LLC is entitled to receive a quarterly base fee from us that is based on our total market capitalization, which is defined in the advisory agreement to include our indebtedness. This fee increases as the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt) increases. As a result, any increase in our consolidated indebtedness will also increase the fees we pay to Ashford LLC. The structure of this fee may incentivize Ashford LLC to increase our indebtedness when it is not in the best interest of our stockholders to do so.
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
Risks Related to Conflicts of Interest
Our separation and distribution agreement, our advisory agreement, the mutual exclusivity agreement, the master management agreement and other agreements entered into in connection with the spin-off, as well as the investment management agreement, were not negotiated on an arms-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford LLC.
Because our officers and two of our directors are also key employees of Ashford LLC or its affiliates and have ownership interests in Ashford Trust, our separation and distribution agreement, our advisory agreement, mutual exclusivity agreement and other agreements entered into in connection with the spin-off, as well as our investment management agreement, were not negotiated on an arms-length basis, and we did not have the benefit of arms-length negotiations of the type normally conducted with an unaffiliated third party. Due to the subsequent spin-off of Ashford Inc., the parent company of Ashford LLC in November 2014, these officers and directors also have ownership interests in the parent company of Ashford LLC and its subsidiaries, including Ashford Investment Management LLC (“AIM”). As a result of our affiliations with Ashford Trust, Ashford LLC and Remington, the terms, including fees and other amounts payable, of agreements between us and Ashford Trust, Ashford LLC, AIM or Remington may not be as favorable to us as the terms under an arms-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Ashford LLC, AIM and Remington.
Ashford LLC may also manage other entities or assets in the future. Our officers and certain of our directors may also be key officers or directors of such future entities or their affiliates and may have ownership interests in such entities. Any such positions or interests could present additional conflicts of interest for our officers and certain of our directors.
Termination by us of our advisory agreement with Ashford LLC without cause would be difficult and costly.
The initial term of our advisory agreement with Ashford LLC ends on November 3, 2034, and will be extended automatically for five-year renewal terms unless previously terminated. Our board will review Ashford LLC’s performance and fees annually and, following the five-year initial term the advisory agreement may be terminated by us with 180 days’ prior notice upon the affirmative vote of at a majority of our independent directors based upon a good faith finding that either: (1) there has been unsatisfactory performance by Ashford LLC that is materially detrimental to us and our subsidiaries taken as a whole, or (2) the base fee and/or incentive fee is not fair (and Ashford LLC does not offer to negotiate a lower fee that a majority of our independent directors determine is fair).

If we terminate the advisory agreement, Ashford LLC will be paid all base and incentive fees owed through the date of termination. Additionally, if we terminate the advisory agreement based on unsatisfactory performance by Ashford LLC or unfair fees, as described above, or if a change of control transaction is conditioned upon the termination of the advisory agreement, we will have the right to terminate the advisory agreement upon the payment of a termination fee equal to either:

•
if Ashford LLC’s common stock is not publicly traded, 14 times the earnings of Ashford LLC attributable to our advisory agreement less costs and expenses (including taxes) of Ashford LLC attributable to the performance of duties under the advisory agreement (the “net earnings”) for the 12 months preceding termination of the advisory agreement; or

•
if at the time of the termination notice, Ashford LLC’s common stock is publicly traded separate from the common stock of Ashford Trust, 1.1 multiplied by the greater of (i) 12 times the net earnings of Ashford LLC for the 12 months preceding the termination of the advisory agreement or (ii) the earnings multiple (based on net earnings after taxes) for Ashford LLC’s common stock for the 12 months preceding the termination of the advisory agreement multiplied by the net earnings of Ashford LLC for the same 12 month period; or (iii) the simple average of the earnings multiples (based on net earnings after taxes) for Ashford LLC’s common stock for each of the three fiscal years preceding the termination of the advisory agreement, multiplied by the net earnings of Ashford LLC for the 12 months preceding the termination of the advisory agreement;

plus, in either case, a gross-up amount for assumed federal and state tax liability, based on an assumed tax rate of 40%. Any such termination fee will be payable on or before the termination date. The obligation to pay this termination fee increases the cost to us of terminating our advisory agreement, which adversely affects our ability to terminate Ashford LLC without cause.
Ashford LLC was a subsidiary of Ashford Trust until its spin-off and may be able to direct attractive investment opportunities to Ashford Trust and away from us.
Until its spin-off on November 12, 2014, Ashford LLC was a subsidiary of Ashford Trust, a publicly-traded hotel REIT, with investment objectives that are similar to ours. As of March 12, 2015, Ashford Trust holds 30.0% of the equity of Ashford Inc., Ashford LLC’s parent company, on a fully diluted basis. So long as Ashford LLC is our advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. Each of our executive officers and two of our directors also serve as key employees and as officers of Ashford LLC and Ashford Trust. Furthermore, Mr. Monty J. Bennett, our chief executive officer and chairman, is also the chief executive officer and chairman of Ashford Trust. Our advisory agreement requires Ashford LLC to present investments that satisfy our investment guidelines to us before presenting them to Ashford Trust or any future client of Ashford LLC. Our board may modify or supplement our investment guidelines from time to time so long as we do not change our investment guidelines in such a way as to be directly competitive with all or any portion of Ashford Trust’s investment guidelines as of the date of the advisory agreement. If we materially change our investment guidelines without the express consent of Ashford LLC, then Ashford LLC will not have an obligation to present investment opportunities to us and instead Ashford LLC will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as Ashford LLC deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities.
However, some portfolio investment opportunities may include hotels that satisfy our investment objectives as well as hotels that satisfy the investment objectives of Ashford Trust or other entities advised by Ashford LLC. If the portfolio cannot be equitably divided, Ashford LLC will necessarily have to make a determination as to which entity will be presented with the opportunity. In such a circumstance, our advisory agreement requires Ashford LLC to allocate portfolio investment opportunities between us and Ashford Trust or other entities advised by Ashford LLC in a fair and equitable manner, consistent with our, Ashford Trust’s and such other entities’ investment objectives. In making this determination, Ashford LLC, using substantial discretion, is required to consider the investment strategy and guidelines of each entity with respect to acquisition of properties, portfolio concentrations, tax consequences, regulatory restrictions, liquidity requirements, leverage and other factors deemed appropriate. In making the allocation determination, Ashford LLC has no obligation to make any such investment opportunity available to us. Ashford LLC and Ashford Trust have agreed that any new investment opportunities that satisfy our investment guidelines will be presented to our board of directors; however, our board will have only ten business days to make a determination with respect to such opportunity prior to it being available to Ashford Trust. The above mentioned dual responsibilities may create conflicts of interest for our officers that could result in decisions or allocations of investments that may benefit Ashford Trust more than they benefit our company, and Ashford Trust may compete with us with respect to certain investments that we may want to acquire.

Ashford LLC and its key employees, who are our executive officers, face competing demands relating to their time and this may adversely affect our operations.
We rely on Ashford LLC, its subsidiaries and its employees for the day-to-day operation of our business and management of our assets. Until its spin-off, Ashford LLC was wholly-owned by Ashford Trust. Ashford LLC continues to be an affiliate of Ashford Trust and is led by our current management team, which is also the current management team of Ashford Trust. Because Ashford LLC’s key employees have duties to Ashford Trust as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company and Ashford Trust. If Ashford LLC advises and/or leads any additional entities, or manages additional assets, in the future, this could present additional conflicts with respect to the allocation of the time and resources of our management team. As a result of the spin-off of Ashford LLC, its employees have additional responsibilities relating to Ashford Inc.'s status as a public company. During turbulent market conditions or other times when we need focused support and assistance from Ashford LLC, other entities for which Ashford LLC also acts as an external advisor or Ashford Trust may likewise require greater focus and attention, placing competing high levels of demand on the limited time and resources of Ashford LLC’s key employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
We must pay a minimum advisory fee to Ashford LLC regardless of our performance.
Ashford LLC is entitled to receive a quarterly base fee from us that is based on our total market capitalization (as defined in our advisory agreement), regardless of the performance of our portfolio. Ashford LLC’s entitlement to nonperformance-based compensation might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio.
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
In addition, conflicts may arise when the interests of our stockholders and the limited partners of our operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. Tax consequences to holders of common units upon a sale or refinancing of our properties may cause the interests of Ashford Trust or the key employees of Ashford LLC (who are executive officers of Ashford Trust and have ownership interests in Ashford Trust) to differ from our stockholders. As a result of unrealized built-in gain attributable to contributed property at the time of contribution, some holders of common units, including Ashford Trust, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, Ashford LLC, which is an affiliate of Ashford Trust, may cause us to sell, not sell or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our activities.
We have adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities which requires the approval of a majority of our disinterested directors to approve any transaction, agreement or relationship in which any of our directors or officers, Ashford LLC or its employees or Ashford Trust has an interest. This policy may not be adequate to address all of the conflicts that may arise. In addition, it may not address such conflicts in a manner that is favorable to us.

The potential for conflicts of interest as a result of our management structure may provoke dissident stockholder activities that result in significant costs.
Other REITs, particularly following periods of volatility in the overall market or declines in the market price of the company’s securities, have been targets of stockholder litigation and stockholder director nominations and stockholder proposals by dissident stockholders that allege conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Ashford LLC, Ashford Inc., Ashford Trust, Ashford Select, AIM, Remington, the other businesses and entities to which Ashford LLC, Ashford Inc., AIM and Remington provide management or other services, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr. and with other related parties of Ashford Inc. and Ashford Trust may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention even if the action is unfounded.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as Ebola, H1N1 influenza (swine flu), bird flu and SARS, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

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
Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without obtaining stockholder approval. Our preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if our stockholders believe that a change in control was in their best interests.
Certain provisions in the partnership agreement for our operating partnership may delay or prevent unsolicited acquisitions of us.
Provisions in the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

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
Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements on these business combinations, unless certain fair price requirements set forth in the MGCL are satisfied; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our charter opts out of each of these requirements, but we may later amend our charter, with stockholder approval, to modify or eliminate these opt-out provisions.
In addition, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval, to implement certain takeover defenses. Under this authority, our Board has elected into a provision that gives the Board the exclusive authority to fill vacancies on the Board that occur for any reason. This election and any other elections our Board may make in the future may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deterring or preventing a charge in control of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price.
Our charter provides that a director may be removed only for cause and only upon the affirmative vote of a majority of the votes entitled to be cast in the election of directors. Our charter defines cause to mean, with respect to any particular director, conviction of a felony or a final judgment of court of competent jurisdiction holding that such director caused demonstrable, material harm to us through bad faith or active deliberate dishonesty. However, because of the board’s exclusive power to fill vacant directorships, stockholders will be precluded from filling the vacancies created by their removal of any incumbent directors.
Our charter, bylaws, the partnership agreement for our operating partnership and Maryland law contain other provisions that may delay, deter or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our board of directors can take many actions without stockholder approval.
Our board of directors has overall authority to oversee our operations and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following without stockholder approval:

•	terminate Ashford LLC under certain conditions pursuant to our advisory agreement;

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

•
classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, including provisions that may have an anti-takeover effect, without obtaining stockholder approval;

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
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or a judgment of active and deliberate dishonesty that was material to the cause of action. Our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may advance the defense costs incurred by our directors and officers, prior to any determination regarding the availability of indemnification if actions are taken against them in their capacity as directors and officers.
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
If Ashford Trust failed to qualify as a REIT in any of its 2009 through 2013 taxable years, we would be prevented from electing to qualify as a REIT under applicable Treasury Regulations until the fifth year after such failure.
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
We monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax described above. For example, in determining the amounts payable by our TRSs under our leases, we engaged a third party to prepare transfer pricing studies to ascertain whether the lease terms we established are on an arm’s-length basis as required by applicable Treasury Regulations. However, the receipt of a transfer pricing study does not prevent the IRS from challenging the arm’s length nature of the lease terms between a REIT and its TRS lessees. Consequently, we may not be able to avoid application of the 100% excise tax discussed above. Moreover, the IRS may impose excise taxes and penalties based on transactions that occurred prior to the spin-off.
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
To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.
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
We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under federal income tax laws governing REIT distribution requirements. In addition, some of our distributions may include a return of capital. To the extent that we make distributions in excess of our current and accumulated earnings and profits (as determined for federal income tax purposes), such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder's adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder's adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder's shares, they will be treated as gain from the sale or exchange of such stock.
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
None.

Item 2. Properties
Offices
Our headquarters are located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2014, we had ownership interests in ten hotel properties that were included in our consolidated operations, which included direct ownership in eight hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Currently, all of our hotel properties are located in the United States. Each of the ten properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2014
						Occupancy	ADR	RevPAR
Fee Simple Properties
Hilton	Washington DC	Full	547	75%	410	84.76%	$219.56	$186.11
Marriott	Seattle, WA	Full	358	100	358	79.67	240.56	191.66
Marriott	Plano, TX	Full	404	100	404	69.12	178.78	123.57
Courtyard by Marriott	Philadelphia, PA	Select	499	100	499	79.40	166.01	131.81
Courtyard by Marriott	Seattle, WA	Select	250	100	250	80.35	179.94	144.59
Courtyard by Marriott	San Francisco, CA	Select	405	100	405	89.89	255.75	229.90
Sofitel Chicago Water Tower	Chicago, IL	Full	415	100	415	84.21	234.93	197.84
Pier House Resort	Key West, FL	Full	142	100	142	85.18	374.92	319.37
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75	296	84.50	178.35	150.71
Renaissance (2)	Tampa, FL	Full	293	100	293	80.38	161.82	130.07
Total			3,707		3,472	81.62%	$209.96	$171.37
________
(1) The ground lease expires in 2043.
(2) The ground lease expires in 2080.
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
Our common stock has been listed and traded on the NYSE under the symbol “AHP” since November 20, 2013. Prior to that time, there was no public market for our common stock. On March 12, 2015, there were 118 holders of record. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock.
The following table sets forth the range of high and low sales prices of our common stock for the period beginning on November 20, 2013, the date our common stock commenced trading on the NYSE, through December 31, 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$18.75	$17.31	$17.86	$17.91
Low	14.62	14.89	14.95	14.17
Close	15.12	17.16	15.23	17.16
Cash dividends declared per share	0.05	0.05	0.05	0.05

2013
High	$—	$—	$—	$22.10
Low	—	—	—	17.20
Close	—	—	—	18.20
Cash dividends declared per share	—	—	—	0.05
Distributions and Our Distribution Policy
For the years ended December 31, 2014, and 2013, we declared dividends of $0.20 per share and $0.05 per share, respectively. In December 2014, the Board of Directors approved our dividend policy for 2015 and we expect to pay a quarterly dividend of $0.05 per share for 2015. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
Characterization of Distributions
For income tax purposes, distributions paid consist entirely of ordinary income. Distributions paid per share were characterized as follows:

	2014			2013
	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$0.25	(1)	100.00%	$—	(1)	—%
Total	$0.25		100.00%	$—		—%
____________________

(1)	The fourth quarter 2013 distributions paid January 15, 2014 to stockholders of record as of December 31, 2013 are treated as 2014 distributions for tax purposes.
The fourth quarter 2014 distributions paid January 15, 2015 to stockholders of record as of December 31, 2014 are treated as 2014 distributions for tax purposes.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:	None	N/A	2,015,000	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	2,015,000
____________________
(1) As of December 31, 2014, 415,000 shares of our common stock, or securities convertible into 415,000 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan and 1,600,000 shares of our common stock, or securities convertible into 1,600,000 shares of our common stock, remained available for issuance under our Advisor Equity Incentive Plan.
Purchases of Equity Securities by the Issuer
On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time beginning on November 4, 2014. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason.

The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31 (1)	500	$15.32	—	$100,000,000
November 1 to November 30	660,121	17.35	660,121	88,547,121
December 1 to December 31 (1)	268,007	17.38	267,794	83,891,877
Total	928,628	$17.36	927,915
__________________
(1) Includes shares that were repurchased from Ashford Trust when former Ashford Trust employees, who held restricted shares of Ashford Prime common stock received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from November 20, 2013, the date our stock began trading on the NYSE through December 31, 2014, assuming an initial investment of $100 in stock on November 20, 2013 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Prime, Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
 COMPARISON OF CUMULATIVE TOTAL RETURNS
Among Ashford Hospitality Prime, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index
Use of Proceeds
On January 29, 2014, we closed an underwritten public offering of 8.0 million shares of common stock at $16.50 per share for gross proceeds of $132.0 million, pursuant to our Registration Statement on Form S-11 (File No. 333-192943), which the SEC declared effective on January 23, 2014. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC acted as joint book-running managers for the offering. We granted the underwriters a 30-day option to purchase up to an additional 1.2 million shares of common stock at a price of $16.50 per share less the underwriting discount, which was exercised in full on February 4, 2014. We paid an underwriting discount of approximately $6.8 million to the underwriters and we incurred approximately $1.1 million in expenses in connection with the sale of the shares in the offering. The net proceeds from the sale of the shares after underwriting discounts and offering expenses were approximately $143.9 million.
We used $95.7 million of the proceeds from the offering to fund our acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort. There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC on January 24, 2014 pursuant to Rule 424(b)(1).

Item 6. Selected Financial Data
The following sets forth our selected consolidated and combined consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”
For periods prior to the spin-off, the selected combined consolidated historical financial and operating information is a combination of the historical financial information for the eight initial properties that were contributed to us as part of the spin-off. These properties and certain related assets and liabilities are reflected in the selected combined consolidated historical financial statements as if they were owned in an entity separate from Ashford Trust during such periods; however, they were not owned in a separate legal entity during such periods.
The historical financial information of Ashford Hospitality Prime, Inc. prior to completion of the spin-off on November 19, 2013 is not presented because prior to the completion of the spin-off it had no activity other than the issuance to Ashford TRS of 100 shares of common stock in connection with the initial capitalization of our company and activity in connection with the separation and distribution. Therefore, we do not believe a discussion of the historical results would be meaningful.
The selected historical consolidated and combined consolidated financial information as of December 31, 2014, 2013 and 2012 and for each of the three years in the period ended December 31, 2014 has been derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2011 and for the years ended December 31, 2011 and 2010 have been derived from the audited financial statements not included in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2010 was derived from unaudited financial statements not included in this Annual Report on Form 10-K. The selected historical information in this section is not intended to replace these audited and unaudited financial statements.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$307,308	$233,496	$221,188	$191,991	$172,830
Total operating expenses	$263,558	$214,086	$189,382	$167,612	$159,210
Operating income	$43,750	$19,410	$31,806	$24,379	$13,620
Net Income (loss)	$3,538	$(17,928)	$(3,793)	$(363)	$(18,936)
Net income (loss) attributable to the Company	$1,939	$(11,782)	$(4,545)	$626	$(16,871)
Diluted income (loss) per common share	$0.07	$(0.73)	$(0.28)	$0.03	$(1.05)
Weighted average diluted common shares	33,325	16,045	16,045	24,095	16,045

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Investments in hotel properties, net	$990,303	$765,326	$771,936	$789,170	$808,322
Cash and cash equivalents	$171,439	$143,776	$20,313	$16,451	$14,411
Restricted cash	$29,646	$5,951	$16,891	$10,808	$12,952
Note receivable	$8,098	$8,098	$8,098	$8,098	$—
Total assets	$1,229,508	$962,419	$847,280	$863,418	$862,908
Indebtedness	$765,230	$621,882	$570,809	$577,996	$582,713
Total stockholders’ equity of the Company	$278,904	$146,027	$239,863	$249,055	$248,646

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$54,854	$34,085	$27,852	$15,395	$21,624
Cash used in investing activities	$(212,763)	$(28,354)	$(11,944)	$(10,281)	$(22,695)
Cash provided by (used in) financing activities	$185,572	$117,732	$(12,046)	$(3,074)	$(4,605)
Cash dividends declared per common share	$0.20	$0.05	$—	$—	$—
EBITDA (unaudited) (1)	$78,187	$42,332	$56,353	$60,017	$41,647
Hotel EBITDA (unaudited) (1)	$103,287	$77,907	$73,040	$66,292	$53,065
Funds From Operations (FFO) (unaudited) (1)	$39,928	$8,829	$22,080	$27,285	$10,856
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
Overview
We are an externally-advised Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $149 for the year ended December 31, 2014. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of March 12, 2015, Ashford Trust beneficially owned common units of Ashford Prime OP, representing 15.2% of our company on a fully-diluted basis.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 12, 2015, we own interests in ten hotels in six states and the District of Columbia with 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our joint venture partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own eight of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., and an affiliate of Ashford Trust, through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
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
On February 27, 2014, Ashford Trust announced that its board of directors had approved a plan to spin-off Ashford Inc., the parent company of Ashford LLC, into a separate publicly traded company. The spin-off was completed on November 12, 2014, through a pro rata taxable distribution of Ashford Inc.’s common stock to Ashford Trust’s stockholders of record as of November 11, 2014. Ashford Trust stockholders received one share of Ashford Inc. common stock for every 87 shares of Ashford Trust common stock they owned as of the record date. Additionally, each holder of common units of Ashford Trust’s operating partnership received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. common stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The spin-off did not affect us and Ashford LLC continues to act as our advisor.
On March 1, 2014, we closed our acquisition of the Pier House Resort from Ashford Trust for total consideration of $92.7 million. We assumed the $69.0 million mortgage on the property and paid the balance of the purchase price with cash from our underwritten public offering.
On May 13, 2014, the independent directors of the Company approved the Amended and Restated Advisory Agreement with Ashford LLC, effective as of January 1, 2014. The amendments, among other things, permit Ashford LLC to have other advisory clients, extend the term of the advisory agreement and modify certain terms of the annual incentive fee and the termination fee.
On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 927,915 shares of our common stock, for approximately $16.1 million, in the year ended December 31, 2014. Subsequent to December 31, 2014, we repurchased 471,064 shares of our common stock, for approximately $8.1 million. As of March 12, 2015, we had purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million since the program’s inception on November 4, 2014.
On November 3, 2014, the independent directors of the Company approved the Second Amended and Restated Advisory Agreement with Ashford LLC, effective as of November 3, 2014. The amendments, among other things, provide that the covenant restricting us from soliciting or hiring employees of Ashford LLC, in the event that the advisory agreement terminates does not apply if the agreement terminates due to an Advisor Change of Control (as defined in the advisory agreement).
On November 7, 2014, we refinanced our $197.8 million mortgage loan, with an outstanding balance of $195.7 million due February 2018 with a $198.0 million mortgage loan from the same lender with a five-year initial term and two one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is secured by the Capital Hilton in Washington, DC and Hilton La Jolla Torrey Pines in La Jolla, CA. Ashford Prime has a 75% ownership interest in the properties, with Hilton holding the remaining 25%.
On November 10, 2014, AHP SMA entered into the Investment Management Agreement with AIM, pursuant to which AIM serves as the investment manager for certain designated assets of AHP SMA and is responsible for the investment and reinvestment of those assets in accordance with the investment guidelines set forth therein.
On March 9, 2015, we refinanced our $69.0 million mortgage loan with an outstanding balance of $69.0 million due September 2015, with a $70.0 million mortgage loan with Credit Agricole due March 2017, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25%, with no LIBOR floor. The mortgage loan is secured by the Pier House Resort in Key West, Florida.

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
As an example of allocations relating to the “carve out” presentation, we note that corporate general and administrative expense and certain indirect costs have been allocated. Corporate general and administrative expense represents an allocation of certain Ashford Trust corporate general and administrative costs including salaries and benefits, stock based compensation, legal and professional fees, rent expense and office expenses. Any expenses that were determined to be directly related to any hotel property or specific transaction were allocated directly to the related hotel. However, any indirect costs were allocated pro rata across all hotels owned by Ashford Trust, including the eight initial properties contributed to us in the spin-off, based on the gross investment value for all such hotels. Indirect costs are primarily attributable to certain ownership costs related to specific hotel properties but paid by Ashford Trust. Indirect costs are included in “Other expenses” in the consolidated and combined consolidated financial statements. Additionally, interest income reflects earnings on amounts held as reserves by lenders and property managers.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 74% of our total revenue for the year ended December 31, 2014 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.

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
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, including demand, which has continued through 2014. We believe improvements in the economy will continue to benefit the lodging industry and hotel operating results for several years to come.
Supply. The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels.
We expect that our ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as national and local employment growth, personal income and corporate earnings, GDP, consumer confidence, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction, the pricing strategies of competitors and currency fluctuations. In addition, our ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton and Sofitel brands.
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

RESULTS OF OPERATIONS
Marriott currently manages six of our properties. For these Marriott-managed hotels, the 2012 fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters ended on March 31st, June 30th, September 30th and December 31st. For Marriott-managed hotels, the fourth quarters of 2014, 2013 and 2012 ended December 31, 2014, December 31, 2013 and December 28, 2012, respectively. 2012 results have not been adjusted.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table summarizes the changes in key line items from our consolidated and combined consolidated statements of operations for the years ended December 31, 2014 and 2013 (in thousands except percentages):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue
Rooms	$226,495	$171,670	$54,825	31.9%
Food and beverage	67,854	50,835	17,019	33.5%
Other	12,844	10,969	1,875	17.1%
Total hotel revenue	307,193	233,474	73,719	31.6%
Other	115	22	93	422.73%
Total revenue	307,308	233,496	73,812	31.6%
Expenses
Hotel operating expenses:
Rooms	51,636	39,881	11,755	29.5%
Food and beverage	44,297	33,694	10,603	31.5%
Other expenses	80,593	61,779	18,814	30.5%
Management fees	12,525	9,999	2,526	25.3%
Total hotel expenses	189,051	145,353	43,698	30.1%
Property taxes, insurance and other	16,174	11,753	4,421	37.6%
Depreciation and amortization	40,686	30,862	9,824	31.8%
Advisory services fee	12,534	1,047	11,487	1,097.1%
Transaction costs	1,871	13,577	(11,706)	(86.2)%
Corporate general and administrative	3,242	11,494	(8,252)	(71.8)%
Total expenses	263,558	214,086	49,472	23.1%
Operating income	43,750	19,410	24,340	125.4%
Interest income	27	23	4	17.4%
Interest expense and amortization of loan costs	(39,031)	(33,011)	6,020	18.2%
Write-off of loan costs and exit fees	—	(1,971)	(1,971)	(100.0)%
Unrealized loss on derivatives	(111)	(36)	75	208.3%
Income (loss) before income taxes	4,635	(15,585)	20,220	129.7%
Income tax expense	(1,097)	(2,343)	(1,246)	(53.2)%
Net income (loss)	3,538	(17,928)	21,466	119.7%
Income from consolidated entities attributable to noncontrolling interests	(1,103)	(934)	169	18.1%
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(496)	7,080	7,576	107.0%
Net income (loss) attributable to the Company	$1,939	$(11,782)	$13,721	116.5%

Net income (loss) represents the operating results of ten hotel properties for the year ended December 31, 2014 and eight hotel properties for the year ended December 31, 2013. The operating results of the Sofitel Chicago Water Tower are included since its acquisition on February 24, 2014 and the operating results of the Pier House Resort are included since its acquisition on March 1, 2014. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Year Ended December 31,
	2014	2013
Occupancy	81.62%	78.40%
ADR (average daily rate)	$209.96	$189.60
RevPAR (revenue per available room)	$171.37	$148.64
Rooms Revenue. Rooms revenue from our hotels increased $54.8 million, or 31.9%, to $226.5 million during the year ended December 31, 2014 (“2014”) compared to the year ended December 31, 2013 (“2013”). During 2014, we experienced a 322 basis point increase in occupancy and a 10.7% increase in room rates as the economy continued to improve. Rooms revenue increased $25.5 million and $13.9 million as a result of the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, respectively, during 2014. Rooms revenue also increased (i) $4.1 million at the San Francisco Courtyard Downtown primarily as a result of 12.7% higher room rates at the hotel; (ii) $2.7 million at the Hilton La Jolla Torrey Pines as a result of a major renovation at the hotel in 2013; (iii) $2.6 million at the Seattle Marriott Waterfront as a result of 9.8% higher room rates and a 187 basis point increase in occupancy at the hotel; (iv) $2.0 million at the Seattle Courtyard Downtown as a result of 11.9% higher room rates and a 440 basis point increase in occupancy at the hotel; (v) $1.1 million at the Capital Hilton as a result of 1.5% higher room rates and a 111 basis point increase in occupancy at the hotel; (vi) $1.1 million at the Plano Marriott Legacy Town Center as a result of major renovations at the hotel in 2013; (vii) $1.0 million at the Tampa Renaissance as a result of 5.3% higher room rates and a 275 basis point increase in occupancy at the hotel; and (viii) $846,000 at the Philadelphia Courtyard as a result of a 285 basis point increase in occupancy and a 0.6% increase in room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $17.0 million, or 33.5%, to $67.9 million in 2014. This increase was primarily attributable to an increase in total food and beverage revenue of $9.6 million and $2.7 million as a result of the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, respectively, in 2014 and higher food and beverage revenue of $1.8 million at the Plano Marriott Legacy Town Center and $1.6 million at the Hilton La Jolla Torrey Pines as a result of major renovations at those hotels in 2013 and $445,000 at the Philadelphia Courtyard as a result of increased catering at this hotel. Additional increases resulted from aggregate higher food and beverage revenue of $1.1 million at the Seattle Marriott Waterfront, the Tampa Renaissance, the San Francisco Courtyard Downtown and the Seattle Courtyard Downtown as a result of increased occupancy at these hotels in 2014. These increases were partially offset by lower food and beverage revenue of $278,000 at the Capital Hilton, which was primarily attributable to the presidential inauguration in 2013 and a decrease in catering during the second quarter of 2014, partially offset by increased catering during the third quarter of 2014.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $1.9 million, or 17.1%, to $12.8 million in 2014. This increase consisted of $1.5 million and $1.1 million attributable to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, respectively, in 2014 and higher other revenue of $308,000 at the Hilton La Jolla Torrey Pines as a result of a major renovation at that hotel in 2013. These increases were partially offset by lower other revenue at the Capital Hilton of $707,000 due to lower cancellation fees in 2014 and business interruption claims in 2013 and the Seattle Marriott Waterfront of $532,000 due to lower miscellaneous revenues.
Other Non-Hotel Revenue. Other non-hotel revenue, increased $93,000, or 422.73%, to $115,000, primarily attributable to increased Texas margin tax credits.
Rooms Expense. Rooms expense increased $11.8 million, or 29.5%, to $51.6 million in 2014 primarily due to higher rooms revenue and the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort. Rooms margin increased 40 basis points from 76.8% to 77.2%.
Food and Beverage Expense. Food and beverage expense increased $10.6 million, or 31.5%, to $44.3 million during 2014. The increase is attributable to increased food and beverage revenue and the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, partially offset by lower food and beverage expense at The Capital Hilton due to the presidential inauguration in 2013.

Other Operating Expenses. Other expense increased $18.8 million, or 30.5%, to $80.6 million in 2014. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. Other direct expenses increased $1.4 million due to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort and higher hotel revenue. Other direct expenses represented 1.8% of total hotel revenue for both 2014 and 2013. Other indirect expenses and incentive management fees increased $17.4 million in 2014. The increase in indirect expenses is primarily attributable to higher general, administrative and marketing costs of $9.7 million, repair and maintenance costs of $3.0 million, incentive management fees of $2.5 million, energy costs of $1.7 million and lease expense of $499,000.
Management Fees. Base management fees increased $2.5 million, or 25.3%, to $12.5 million in 2014 as a result of higher hotel revenue primarily attributable to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in 2014.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $4.4 million, or 37.6%, to $16.2 million in 2014. The increase was primarily due to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in 2014 and higher property taxes at two hotel properties as a result of higher assessed values in 2013.
Depreciation and Amortization. Depreciation and amortization increased $9.8 million, or 31.8%, to $40.7 million in 2014, primarily due to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in 2014 and capital expenditures incurred since December 31, 2013.
Advisory Services Fee. Advisory services fee increased $11.5 million from $1.0 million in 2013 to $12.5 million in 2014. We are party to an advisory agreement with our advisor, Ashford LLC, which was a subsidiary of Ashford Trust until November 12, 2014, when the spin-off of Ashford Inc. was completed. For the period from January 1, 2014 to November 11, 2014, we incurred an advisory services fee of $10.7 million to Ashford Trust which was comprised of a base advisory fee of $7.5 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million and equity-based compensation of $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Trust. Following the previously discussed spin-off of Ashford Inc., we incurred an advisory services fee of $1.8 million to Ashford Inc., the parent of Ashford LLC, from November 12, 2014 to December 31, 2014. This fee was comprised of a base advisory fee of $1.2 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $253,000 and equity-based compensation of $340,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the year ended December 31, 2013, we only incurred an advisory services fee from November 19, 2013 through December 31, 2013 as a result of our spin-off from Ashford Trust. In 2013 we incurred advisory fees of $1.0 million to Ashford Trust which was comprised of a base advisory fee of $878,000, reimbursable overhead and internal audit reimbursements of $169,000. No incentive management fees were incurred for 2014 or 2013.
Transaction Costs. We recorded transaction costs of $1.9 million and $13.6 million in 2014 and 2013, respectively. Transaction costs in 2014 primarily related to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, while costs in 2013 were related to our spin-off from Ashford Trust.
Corporate General and Administrative. Corporate general and administrative expenses decreased $8.3 million, or 71.8%, to $3.2 million in 2014. Corporate general and administrative expenses primarily consist of public company costs and professional fees. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, equity-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties.
Interest Income. Interest income increased by $4,000, or 17.4%, to $27,000 in 2014.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $6.0 million, or 18.2%, to $39.0 million in 2014 as a result of a higher debt balance and a higher weighted average interest rate as a result of the refinancing of our $141.7 million mortgage loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million mortgage loan due February 2018 and the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in 2014. The average LIBOR rates for 2014 and 2013 were 0.15% and 0.19%, respectively.
Write-off of Loan Costs and Exit Fees. In 2014, we did not incur any write-offs of loan costs. We wrote off unamortized loan costs of $472,000 and incurred additional loan costs of $1.5 million in 2013 in connection with the refinancing of our $141.7 million mortgage loan due August 2013, which had an outstanding balance of $141.0 million. The mortgage loan was replaced, with a $199.9 million mortgage loan due February 2018.

Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $75,000, or 208.3%, to $111,000. Unrealized loss on derivatives represents unrealized losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense decreased $1.2 million, or 53.2%, to $1.1 million. The decrease in income tax expense in 2014 is primarily due to the utilization of a TRS net operating loss in 2014 that was generated after the spin-off during the period from November 19, 2013 through December 31, 2013.
Income from Consolidated Entity Attributable to Noncontrolling Interests. The noncontrolling interest partner in a consolidated entity was allocated income of $1.1 million and $934,000 for 2014 and 2013, respectively. At December 31, 2014 and 2013, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $496,000 in 2014 and net loss of $7.1 million in 2013. Redeemable noncontrolling interests represented ownership interests of 25.88% and 35.26% in our operating partnership at December 31, 2014 and 2013, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
The following table summarizes the changes in key line items from our combined consolidated statements of operations for the years ended December 31, 2013 and 2012 (in thousands except percentages):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Revenue
Rooms	$171,670	$160,811	$10,859	6.8%
Food and beverage	50,835	50,784	51	0.1%
Other	10,969	9,593	1,376	14.3%
Total hotel revenue	233,474	221,188	12,286	5.6%
Other	22	—	22
Total revenue	233,496	221,188	12,308	5.6%
Expenses
Hotel operating expenses:
Rooms	39,881	37,001	2,880	7.8%
Food and beverage	33,694	33,377	317	0.9%
Other expenses	61,779	59,013	2,766	4.7%
Management fees	9,999	9,360	639	6.8%
Total hotel expenses	145,353	138,751	6,602	4.8%
Property taxes, insurance and other	11,753	10,236	1,517	14.8%
Depreciation and amortization	30,862	29,549	1,313	4.4%
Advisory services fee	1,047	—	1,047
Transaction costs	13,577	—	13,577
Corporate general and administrative	11,494	10,846	648	6.0%
Total expenses	214,086	189,382	24,704	13.0%
Operating income	19,410	31,806	(12,396)	(39.0)%
Interest income	23	29	(6)	(20.7)%
Interest expense and amortization of loan costs	(33,011)	(31,244)	1,767	5.7%
Write-off of loan costs and exit fees	(1,971)	—	1,971
Unrealized loss on derivatives	(36)	—	36
Income (loss) before income taxes	(15,585)	591	16,176	2,737.1%
Income tax expense	(2,343)	(4,384)	(2,041)	(46.6)%
Net loss	(17,928)	(3,793)	14,135	372.7%
Income from consolidated entities attributable to noncontrolling interests	(934)	(752)	182	24.2%
Net loss attributable to redeemable noncontrolling interests in operating partnership	7,080	—	7,080
Net loss attributable to the Company	$(11,782)	$(4,545)	$7,237	159.2%
Net loss represents the operating results of our eight hotel properties for the years ended December 31, 2013 and 2012. The following table illustrates the key performance indicators of our hotels for the periods indicated:

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
Advisory Services Fee. We recorded an advisory services fee of $1.0 million to Ashford Trust, which was then the parent of Ashford LLC, in 2013,which was comprised of a base advisory fee of $878,000, reimbursable overhead and internal audit reimbursements of $169,000. No incentive management fee was incurred for 2013 in connection with our advisory agreement with Ashford LLC.
Transaction Costs. We recorded transaction costs of $13.6 million related to our spin-off from Ashford Trust in 2013.
Corporate General and Administrative. Corporate general and administrative expenses increased to $11.5 million in 2013 compared to $10.8 million in 2012 primarily due to additional expense associated with accelerated vesting of LTIP units of Ashford Trust’s chairman emeritus as a result of his retirement.
Interest Income. Interest income decreased by $6,000, or 20.7%, to $23,000 in 2013.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.8 million, or 5.7%, to $33.0 million in 2013 as a result of a higher debt balance and a higher weighted average interest rate as a result of the refinancing of our $141.7 million loan. The average LIBOR rates for 2013 and 2012 were 0.19% and 0.24%, respectively.
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

Indebtedness
As of December 31, 2014, we had approximately $765.2 million in outstanding indebtedness. The following table sets forth our indebtedness (in thousands):

Loan/Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2014	Effective Annual Interest Rate at December 31, 2014	Amortization Period (Years)	Maturity Date
Aareal Capital Corporation(1)	2	$197,605	2.82%	30(5)	Nov-2019
The Capital Hilton, Washington, DC
Hilton La Jolla Torrey Pines, La Jolla, CA
Wells Fargo	1	33,860	5.91%	30(6)	Apr-2017
Courtyard Philadelphia Downtown, Philadelphia, PA
Wells Fargo	2	124,111	5.95%	30(6)	Apr-2017
Courtyard Seattle Downtown, Seattle, WA
Courtyard San Francisco Downtown, San Francisco, CA
Wells Fargo	3	252,556	5.95%	30(6)	Apr-2017
Marriott Plano Legacy Town Center, Plano, TX
Seattle Marriott Waterfront, Seattle, WA
Renaissance Tampa International Plaza, Tampa, FL
JP Morgan Chase (2)	1	69,000	5.07%	Interest Only	Sep-2015
Pier House Resort, Key West, FL
GACC (3)	1	80,000	2.47%	Interest Only	Mar-2016
Sofitel Chicago Water Tower, Chicago, IL
TIF Loan(4)	—	8,098	12.85%	Interest Only(7)	Jun-2018
Courtyard Philadelphia Downtown, Philadelphia, PA
Total/Weighted Average	10	$765,230	4.99%
__________________

(1)
Interest rate is variable at LIBOR plus 2.65%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.00% for 75% of the loan balance.

(2)	In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 1.80%.

(3)	In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 1.50%.

(4)	This loan relates to a tax increment financing district in the City of Philadelphia with respect to which we also hold a note receivable in the same principal amount and on the same terms.

(5)	Principal amortization based on a 6% interest rate.

(6)	Loan was interest only at origination in 2007 but began amortizing in May 2012.

(7)	Principal amortization to the extent of excess tax revenues.
On November 7, 2014, we refinanced our $197.8 million mortgage loan with Aareal Capital Corporation, with an outstanding balance of $195.7 million due February 2018 with a $198.0 million mortgage loan from the same lender with a five-year initial term and two one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is secured by the Capital Hilton in Washington, DC and Hilton La Jolla Torrey Pines in La Jolla, CA. Ashford Prime has a 75% ownership interest in the properties, with Hilton holding the remaining 25%. Ashford Prime OP has guaranteed certain obligations of the borrowers under the loan agreement.
On March 9, 2015, we refinanced our $69.0 million mortgage loan with JP Morgan Chase, with an outstanding balance of $69.0 million due September 2015, with a $70.0 million mortgage loan with Credit Agricole due March 2017, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25%, with no LIBOR floor. The mortgage loan is secured by the Pier House Resort in Key West, Florida. Ashford Prime OP has guaranteed certain obligations of the borrowers under the loan agreement.

The loans identified in the table above (other than the loans from Aareal Capital Corporation, JP Morgan Chase and GACC) were assumed in connection with the spin-off and include various financial cash trap triggers. The Wells Fargo loans each have a 1.10x debt service coverage ratio requirement, the Aareal Capital Corporation loan has a 1.25x debt service coverage ratio requirement, the GACC loan has a 7.05% debt yield requirement (which increases to 8.25% during the third extension period) and the JP Morgan Chase loan has a 6.90% debt yield requirement (which increases to 8.50% during the third extension period), and if we are unable to maintain these levels of debt service coverage or debt yield, as the case may be, substantially all of the net cash flow from the relevant hotels will be held as additional collateral in an account for the benefit of the respective lender.
As of December 31, 2014, we were in compliance with the aforementioned financial covenants.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotels, including:

•	advisory fees payable to Ashford LLC;

•	recurring maintenance necessary to maintain our hotels in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness, including our secured revolving credit facility (see “Contractual Obligations and Commitments”);

•	distributions necessary to qualify for taxation as a REIT; and

•	capital expenditures to improve our hotels.
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

As noted above, on October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 927,915 shares of our common stock, for approximately $16.1 million, in the year ended December 31, 2014. Subsequent to December 31, 2014, we repurchased 471,064 shares of our common stock, for approximately $8.1 million. As of March 12, 2015, we had purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million since the program’s inception on November 4, 2014.
Revolving Credit Facility
Concurrently with completion of the spin-off, on November 19, 2013, we entered into a three-year, $150 million secured revolving credit facility, which we believe will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments.
The credit facility is provided by a syndicate of financial institutions with Bank of America, N.A., serving as the administrative agent to Ashford Prime OP as the borrower. We and certain of our subsidiaries guarantee the credit facility. The facility is secured by a pledge of 100% of the equity interests we hold in Ashford Prime OP and 100% of the equity interest issued by any guarantor (other than Ashford Prime) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged (subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
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
We also are subject to certain financial covenants, as set forth below, which are tested on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 7.00x initially, with such ratio being reduced beginning December 1, 2014 to 6.5x and beginning December 1, 2015 to 5.75x; provided however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. Our ratio was 5.75x at December 31, 2014.

•	Consolidated recourse indebtedness other than the credit facility not to exceed $50,000,000.

•
Consolidated fixed charge coverage ratios not less than 1.15x initially, with such ratio being increased beginning December 1, 2014 to 1.25x and beginning December 1, 2015 to 1.35x. Our ratio was 1.68x at December 31, 2014.

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

•
Secured debt that is secured by real property (excluding the eight hotels we acquired in connection with the spin-off and, if we exercise our option to acquire it, the Crystal Gateway Marriott) not to exceed 70% of the as-is appraised value of such real property.

All financial covenants are tested and certified by the borrower on a quarterly basis. The amounts and effects of the Pier House Resort acquisition are excluded in the calculation of the financial covenants for the first four quarters following such acquisition. We were in compliance with all covenants at December 31, 2014.
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
The facility is a three-year interest-only facility with all outstanding principal being due at maturity, subject to two one-year extension options, subject to certain terms and conditions. The credit facility has an accordion feature whereby the aggregate commitments may be expanded up to $300 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the facility as of December 31, 2014.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of December 31, 2014, we had $171.4 million of cash and cash equivalents compared to $143.8 million at December 31, 2013. In 2014, we completed an underwritten public offering which generated net proceeds of approximately $143.9 million. We used $95.7 million of the proceeds from the offering for our acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities. We anticipate using funds to pay for (i) capital expenditures for our ten hotels, estimated to be approximately $16.7 million through 2015, (ii) debt interest and principal payments estimated to be approximately $48.6 million through 2015 and (iii) purchases of our common stock pursuant to our share repurchase program.
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities were $54.9 million and $34.1 million for the years ended December 31, 2014 and 2013, respectively. Cash flows from operations are impacted by changes in hotel operations as well as changes in restricted cash due to the timing of cash deposits for certain loans and capital expenditures as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers.
During the year ended December 31, 2014, we reimbursed Ashford Trust $13.6 million for transaction costs from the spin-off.
Net Cash Flows Used in Investing Activities. For the year ended December 31, 2014, investing activities used net cash flows of $212.8 million. These cash outlays were primarily attributable to cash outflows of $172.1 million attributable to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, $21.0 million of capital improvements made to various hotel properties and $19.7 million of net deposits to restricted cash for capital expenditures. Previously, this cash was held in accounts in the name of a third-party hotel manager and included in “Due from third party hotel managers” as of December 31, 2013 on our consolidated balance sheet. As of December 31, 2014, this cash is held in accounts in our name and is classified as “Restricted cash” on our consolidated balance sheet. For the year ended December 31, 2013, investing activities used net cash flows of $28.4 million. These cash outlays were attributable to capital improvements made to various hotel properties, including a $4.0 million deposit for the Sofitel Chicago Water Tower.
Net Cash Flows Used in Financing Activities. For the year ended December 31, 2014, net cash flows provided by financing activities were $185.6 million. Cash inflows primarily consisted of net proceeds of $143.9 million from our underwritten public offering and borrowings on indebtedness of $82.3 million. These inflows were partially offset by cash outlays of $15.4 million for the purchase of our common stock pursuant to our share repurchase program, $8.2 million for repayments of indebtedness, $6.4 million for payments of dividends, $1.1 million for payments of spin-off costs, payments of loan costs and exit fees of $4.4 million, $2.0 million for distributions to noncontrolling interests in our consolidated entity and redemption of operating partnership units of $3.1 million. For the year ended December 31, 2013, net cash flows provided by financing activities were $117.7 million. Cash inflows primarily consisted of contributions from Ashford Trust of $177.7 million and borrowings on indebtedness of $199.9 million, partially offset by cash outlays of $148.6 million for repayments of indebtedness, $16.6 million for distributions to noncontrolling interests in our consolidated entity, $91.7 million of distributions to Ashford Trust and payments of loan costs and prepayment penalties of $2.8 million.

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
Off-Balance Sheet Arrangements
During 2014 and 2013, we did not maintain any off-balance sheet arrangements and do not currently anticipate entering into any such arrangements.
Contractual Obligations and Commitments
The table below summarizes future obligations for principal and estimated interest payments on our debt and future minimum lease payments on our operating leases, each as of December 31, 2014 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	>5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$77,208	$490,150	$197,872	$—	$765,230
Operating lease obligations	2,287	4,422	4,381	67,391	78,481
Estimated interest obligations(1)	40,805	53,681	21,512	—	115,998
Total contractual obligations	$120,300	$548,253	$223,765	$67,391	$959,709
____________________

(1)	For variable-rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2014.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, incentive fees, group service fees and other general fees, if required. These management agreements expire from 2023 through 2041. See Note 11 of Notes to the Consolidated and Combined Consolidated Financial Statements as of December 31, 2014 included.
During the first quarter of 2014, we entered into an $80 million loan agreement in connection with our acquisition of the Sofitel Chicago Water Tower and assumed a loan agreement with respect to a $69 million mortgage loan in connection with our acquisition of the Pier House Resort. See “Recent Developments.”
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all.
Critical Accounting Policies
Our accounting policies are fully described in Note 2 of Notes to Consolidated and Combined Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
Management Agreements. We have assumed certain management agreements that were first assumed by Ashford Trust when Ashford Trust acquired the eight initial hotel properties that we acquired in connection with the spin-off. Based on a review of these management agreements, Ashford Trust concluded that certain terms of these management agreements were more favorable to the respective managers than typical current market management agreements at the time of the acquisition. As a result, Ashford Trust recorded unfavorable contract liabilities related to these management agreements. At December 31, 2014, $316,000 of unfavorable contract liabilities remained related to a hotel management agreement. Such unfavorable contract liabilities are being amortized as non-cash reductions to incentive management fees on a straight-line basis over the initial terms of the related agreement.

Income Taxes. At December 31, 2014, we had a valuation allowance of approximately $3.9 million which substantially reserves our deferred tax assets. We evaluate the realizability of our deferred tax assets by assessing our valuation allowance and adjusting the amount of such allowance, if necessary. In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including historical results of operations, projected future taxable income, and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income (loss). At December 31, 2014, we had net operating loss carry forwards for federal income tax purposes of $3.9 million, which are attributable to the subsidiaries conveyed to us in the separation, and which begin to expire in 2023. The loss carry forwards may be available to offset future taxable income, if any, through 2023; however, there could be substantial limitations on their use imposed by the Internal Revenue Code. Management determined that it is more likely than not that $3.9 million of our net deferred tax assets will not be realized. Accordingly, the deferred tax assets related to these loss carry forwards have been fully reserved against.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2011 through 2014 remain subject to potential examination by certain federal and state taxing authorities.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed undiscounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. If an asset is deemed to be impaired, we record an impairment charge for the amount that the property’s net book value exceeds its estimated fair value, or fair value less cost to sell. During the years ended December 31, 2014, 2013 and 2012, we have not recorded any impairment charges.
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
Equity-Based Compensation. We have two equity incentive plans that provide for the grant of restricted or unrestricted shares of our common stock, options to purchase our common stock and share awards (including restricted shares and restricted share units), share appreciation rights, performance shares, performance units and other equity-based awards, including LTIP units, or any combination of the foregoing. Equity-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance. Subsequently, expense is recognized equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Grants of restricted stock and LTIP units to independent directors are recorded at fair value based on the market price of our shares at grant date and this amount is fully expensed as the grants of stock and LTIP units are fully vested on the date of grant.

RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Upon adoption of this standard in 2015, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. Upon adoption, we anticipate that the operations of sold hotel properties through the date of their disposal will be included in continuing operations.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, and depreciation and amortization, and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as transaction costs, write-off of loan costs and exit fees, other income and non-cash items such as amortization of unfavorable management contract liability, unrealized loss on derivatives, modification of rent terms and stock-based compensation. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We also present Hotel EBITDA, which is Adjusted EBITDA for the hotel properties before corporate general and administrative expense, before corporate-level property taxes, insurance and other items and after other adjustments shown in the following table. We present EBITDA, Adjusted EBITDA and Hotel EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. We also believe, with respect to Hotel EBITDA, that property-level results provide investors with supplemental information on the ongoing operational performance of our hotels and effectiveness of the management companies operating our business on a property-level basis. EBITDA, Adjusted EBITDA and Hotel EBITDA as calculated by us may not be comparable to EBITDA, Adjusted EBITDA and Hotel EBITDA reported by other companies that do not define EBITDA, Adjusted EBITDA and Hotel EBITDA exactly as we define the terms. EBITDA, Adjusted EBITDA and Hotel EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA. The Sofitel Chicago Water Tower is included from February 24, 2014 through December 31, 2014 and the Pier House Resort is included from March 1, 2014 through December 31, 2014 (in thousands) (unaudited):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$3,538	$(17,928)	$(3,793)
Income from consolidated entities attributable to noncontrolling interests	(1,103)	(934)	(752)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(496)	7,080	—
Net income (loss) attributable to the Company	1,939	(11,782)	(4,545)
Interest income(1)	(26)	(22)	(28)
Interest expense and amortization of loan costs (1)	37,188	31,182	29,917
Depreciation and amortization(1)	37,493	27,691	26,625
Income tax expense	1,097	2,343	4,384
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	496	(7,080)	—
EBITDA	78,187	42,332	56,353
Amortization of unfavorable management contract liability	(158)	(159)	(158)
Write-off of loan costs and exit fees	—	1,971	—
Transaction costs	1,871	13,750	—
Gain on insurance settlement	(23)	—	—
Unrealized loss on derivatives	111	36	—
Modification of rent terms(1)	—	539	—
Compensation adjustment related to modified employment terms	573	—	—
Non-cash, non-employee stock/unit-based compensation	1,778	342	—
Adjusted EBITDA	$82,339	$58,811	$56,195
__________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Year Ended December 31,
	2014	2013	2012
Interest expense and amortization of loan costs	$(1,843)	$(1,829)	$(1,327)
Depreciation and amortization	(3,193)	(3,171)	(2,924)
Interest income	1	1	1
Modification of rent terms	—	(180)	—

The following table further reconciles Adjusted EBITDA to Hotel EBITDA. The Sofitel Chicago Water Tower is included from February 24, 2014 through December 31, 2014 and the Pier House Resort is included from March 1, 2014 through December 31, 2014 (in thousands) (unaudited):

	Year Ended December 31,
	2014	2013	2012
Adjusted EBITDA	$82,339	$58,811	$56,195
EBITDA adjustments attributable to JV partner	5,035	4,999	4,250
Income (loss) from consolidated entities attributable to non-controlling interest	1,103	934	752
Adjusted EBITDA (including amounts attributable to noncontrolling interest)	88,477	64,744	61,197
Corporate revenue	(115)	(22)	—
Allocated corporate general and administrative	890	11,494	10,846
Allocated corporate property taxes, insurance, and other	1,343	485	839
Advisory fee	12,534	1,047	—
Unfavorable contract liability	158	159	158
Hotel EBITDA (including amounts attributable to noncontrolling interest)	103,287	77,907	73,040
Less: Hotel EBITDA attributable to noncontrolling interest	(6,532)	(6,149)	(6,046)
Hotel EBITDA	$96,755	$71,758	$66,994

The following table reconciles net income (loss) attributable to the Company to Hotel EBITDA attributable to the Company on a property-by-property basis for each of our ten hotels and on a corporate basis for the year ended December 31, 2014. The Sofitel Chicago Water Tower is included from February 24, 2014 through December 31, 2014 and the Pier House Resort is included from March 1, 2014 through December 31, 2014 (in thousands) (unaudited):

	Year Ended December 31, 2014
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Sofitel Chicago Water Tower	Pier House Resort	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss) attributable to the Company	$5,036	$3,246	$10,857	$4,138	$5,828	$9,092	$3,398	$3,489	$3,878	$4,682	$(51,705)	$1,939
Income (loss) from consolidated entities attributable to non-controlling interest	1,819	1,207	—	—	—	—	—	—	—	—	(1,427)	1,599
Net income (loss)	6,855	4,453	10,857	4,138	5,828	9,092	3,398	3,489	3,878	4,682	(53,132)	3,538
Non-property adjustments (2)	(12)	—	—	(11)	—	—	—	—	—	—	17,890	17,867
Interest income	1	(2)	(8)	(1)	(3)	(6)	(3)	(1)	—	—	(4)	(27)
Interest expense	—	—	—	—	—	—	—	2,041	1,696	—	33,466	37,203
Amortization of loan costs	—	—	—	—	—	—	—	32	564	—	1,232	1,828
Depreciation and amortization	7,592	5,976	2,196	1,957	3,934	3,895	2,249	5,706	5,182	1,999	—	40,686
Income tax expense	51	483	—	—	—	—	—	15	—	—	548	1,097
Non-Hotel EBITDA ownership expense	696	32	20	126	117	35	5	30	14	20	—	1,095
Hotel EBITDA (including amounts attributable to non-controlling interest)	$15,183	$10,942	$13,065	$6,209	$9,876	$13,016	$5,649	$11,312	$11,334	$6,701	$—	$103,287
Less: Hotel EBITDA attributable to noncontrolling interest	(3,796)	(2,736)	—	—	—	—	—	—	—	—	—	(6,532)
Hotel EBITDA attributable to the Company	$11,387	$8,206	$13,065	$6,209	$9,876	$13,016	$5,649	$11,312	$11,334	$6,701	$—	$96,755

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) attributable to the Company to Hotel EBITDA attributable to the Company on a property-by-property basis for each of our eight initial hotels and on a corporate basis for the year ended December 31, 2013 (in thousands) (unaudited):

	Year Ended December 31, 2013
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss) attributable to the Company	$5,405	$2,074	$9,674	$3,480	$4,913	$8,105	$2,828	$4,519	$(52,780)	$(11,782)
Income (loss) from consolidated entities attributable to non-controlling interest	1,929	788	—	—	—	—	—	—	(8,863)	(6,146)
Net income (loss)	7,334	2,862	9,674	3,480	4,913	8,105	2,828	4,519	(61,643)	(17,928)
Non-property adjustments (2)	—	—	—	—	—	—	—	—	33,691	33,691
Interest income	(1)	(2)	(2)	—	(1)	(1)	—	(1)	(14)	(22)
Interest expense	—	—	—	—	—	—	—	2,067	28,457	30,524
Amortization of loan costs	—	—	—	—	—	—	—	32	626	658
Depreciation and amortization	7,543	5,815	2,229	1,869	3,767	3,670	2,231	3,738	(3,171)	27,691
Income tax expense	—	287	—	—	—	—	—	2	2,054	2,343
Non-Hotel EBITDA ownership expense	727	30	36	64	32	41	6	14	—	950
Hotel EBITDA (including amounts attributable to non-controlling interest)	$15,603	$8,992	$11,937	$5,413	$8,711	$11,815	$5,065	$10,371	$—	$77,907
Less: Hotel EBITDA attributable to noncontrolling interest	(3,901)	(2,248)	—	—	—	—	—	—	—	(6,149)
Hotel EBITDA attributable to the Company	$11,702	$6,744	$11,937	$5,413	$8,711	$11,815	$5,065	$10,371	$—	$71,758

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

The following table reconciles hotel-level net income (loss) attributable to the Company to Hotel EBITDA attributable to the Company on a property-by-property basis for each of our eight initial hotels and on a corporate basis for the year ended December 31, 2012 (in thousands) (unaudited):

	Year Ended December 31, 2012
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss) attributable to the Company	$5,144	$2,592	$7,363	$3,037	$5,045	$6,724	$2,950	$4,337	$(41,737)	$(4,545)
Income (loss) from consolidated entities attributable to non-controlling interest	1,824	966	—	—	—	—	—	—	(2,038)	752
Net income (loss)	6,968	3,558	7,363	3,037	5,045	6,724	2,950	4,337	(43,775)	(3,793)
Non-property adjustments(2)	—	—	—	—	—	—	—	—	15,583	15,583
Interest income	(1)	(2)	(3)	(1)	(1)	(2)	—	(2)	(16)	(28)
Interest expense	—	—	—	—	—	—	—	2,096	27,788	29,884
Amortization of loan costs	—	—	—	—	—	—	—	33	—	33
Depreciation and amortization	7,474	4,855	2,773	1,778	3,338	3,783	2,193	3,356	(2,925)	26,625
Income tax expense	572	484	—	—	—	—	—	(17)	3,345	4,384
Non-Hotel EBITDA ownership expense	272	3	2	46	10	16	1	2	—	352
Hotel EBITDA (including amounts attributable to non-controlling interest)	$15,285	$8,898	$10,135	$4,860	$8,392	$10,521	$5,144	$9,805	$—	$73,040
Less Hotel EBITDA attributable to noncontrolling interest	(3,821)	(2,225)	—	—	—	—	—	—	—	(6,046)
Hotel EBITDA attributable to the Company	$11,464	$6,673	$10,135	$4,860	$8,392	$10,521	$5,144	$9,805	$—	$66,994

__________________
(1) Represents expenses not recorded at the individual hotel property level.
(2) Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, transaction costs, other income and non-cash items such as modification of rent terms and unrealized loss on derivatives. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated and combined consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO. The Sofitel Chicago Water Tower is included from February 24, 2014 through December 31, 2014 and the Pier House Resort is included from March 1, 2014 through December 31, 2014 (in thousands) (unaudited):

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$3,538	$(17,928)	$(3,793)
Income from consolidated entities attributable to noncontrolling interests	(1,103)	(934)	(752)
(Income) loss attributable to redeemable noncontrolling interests in operating partnership	(496)	7,080	—
Net income (loss) attributable to common stockholders	1,939	(11,782)	(4,545)
Depreciation and amortization on real estate(1)	37,493	27,691	26,625
Net loss attributable to redeemable noncontrolling interests in operating partnership	496	(7,080)	—
FFO available to common stockholders	39,928	8,829	22,080
Write-off of loan costs and exit fees	—	1,971	—
Transaction costs	1,871	13,750	—
Gain on insurance settlement	(23)	—	—
Compensation adjustment related to modified employment terms	573	—	—
Modification of rent terms (1)	—	539	—
Unrealized loss on derivatives	111	36	—
AFFO available to common stockholders	$42,460	$25,125	$22,080
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Year Ended December 31,
	2014	2013	2012
Depreciation and amortization on real estate	$(3,193)	$(3,171)	$(2,924)
Modification of rent terms	$—	$(180)	$—

The following table reconciles net income (loss) to Hotel EBITDA for the Sofitel Chicago Water Tower for the year ended December 31, 2013, the period from January 1, 2012 through October 31, 2012, the period from November 1, 2012 through December 31, 2012, and the years ended December 31, 2012 and 2011 (in thousands) (unaudited):

	Year Ended December 31,	Period From January 1, 2012 through October 31,	Period From November 1, 2012 through December 31,	Year Ended December 31,
	2013	2012	2012	2012
Net income (loss)	$2,070	$690	$(28)	$662
Non-property adjustments (1)	9	165	9	174
Interest expense and amortization of loan costs	3,887	4,885	596	5,481
Depreciation and amortization	3,915	2,594	637	3,231
Non-Hotel EBITDA ownership expense	—	32	—	32
Hotel EBITDA	$9,881	$8,366	$1,214	$9,580

____________________
(1) Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.
The following table reconciles net income to Hotel EBITDA for the Pier House Resort for the years ended December 31, 2013 and 2012 (in thousands) (unaudited):

	Year Ended December 31,
	2013	2012
Net income	$1,759	$2,170
Non-property adjustments (1)	1,716	293
Interest income	—	(47)
Interest expense and amortization of loan costs	2,008	1,626
Depreciation and amortization	1,884	1,489
Unrealized loss on derivatives	129	—
Income tax expense	56	—
Non-Hotel EBITDA ownership expense	15	—
Hotel EBITDA	$7,567	$5,531
____________________

(1)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk exposure consists of changes in interest rates on borrowings under our debt instruments that bear interest at variable rates that fluctuate with market interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable-rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the following risks: the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under GAAP guidance.
To the extent that we acquire assets or conduct operations in an international jurisdiction, we will also have currency exchange risk. We may enter into certain hedging arrangements in order to manage interest rate and currency fluctuations. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.
At December 31, 2014, our total indebtedness of $765.2 million included $346.6 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2014 would be approximately $867,000 per year. Interest rate changes will have no impact on the remaining $418.6 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2014, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Prime, Inc.
We have audited the accompanying consolidated balance sheets of Ashford Hospitality Prime, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated and combined consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashford Hospitality Prime, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Dallas, Texas
March 16, 2015

ASHFORD HOSPITALITY PRIME, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2014	December 31, 2013
Assets
Investments in hotel properties, net	$990,303	$765,326
Cash and cash equivalents	171,439	143,776
Restricted cash	29,646	5,951
Accounts receivable, net of allowance of $47 and $34, respectively	12,382	7,029
Inventories	696	318
Note receivable	8,098	8,098
Deferred costs, net	4,707	4,064
Prepaid expenses	2,422	2,233
Derivative assets	35	—
Other assets	1,193	4,501
Intangible asset, net	2,542	2,631
Due from related party, net	541	12
Due from third-party hotel managers	5,504	18,480
Total assets	$1,229,508	$962,419
Liabilities and Equity
Liabilities:
Indebtedness	$765,230	$621,882
Accounts payable and accrued expenses	29,273	17,279
Dividends payable	1,425	1,245
Unfavorable management contract liabilities	316	474
Due to Ashford Trust OP, net	896	13,042
Due to Ashford Inc.	2,546	—
Due to third-party hotel managers	954	649
Intangible liability, net	3,739	3,795
Other liabilities	1,131	926
Total liabilities	805,510	659,292
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests in operating partnership	149,555	159,726
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,393,433 and 16,129,112 shares issued and 24,464,163 and 16,129,112 shares outstanding at December 31, 2014 and 2013, respectively	254	161
Additional paid-in capital	391,184	246,928
Accumulated deficit	(96,404)	(101,062)
Treasury stock, at cost, 929,270 shares at December 31, 2014	(16,130)	—
Total stockholders’ equity of the Company	278,904	146,027
Noncontrolling interest in consolidated entity	(4,461)	(2,626)
Total equity	274,443	143,401
Total liabilities and equity	$1,229,508	$962,419
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenue
Rooms	$226,495	$171,670	$160,811
Food and beverage	67,854	50,835	50,784
Other	12,844	10,969	9,593
Total hotel revenue	307,193	233,474	221,188
Other	115	22	—
Total revenue	307,308	233,496	221,188
Expenses
Hotel operating expenses:
Rooms	51,636	39,881	37,001
Food and beverage	44,297	33,694	33,377
Other expenses	80,593	61,779	59,013
Management fees	12,525	9,999	9,360
Total hotel expenses	189,051	145,353	138,751
Property taxes, insurance and other	16,174	11,753	10,236
Depreciation and amortization	40,686	30,862	29,549
Advisory services fee	12,534	1,047	—
Transaction costs	1,871	13,577	—
Corporate general and administrative	3,242	11,494	10,846
Total expenses	263,558	214,086	189,382
Operating income	43,750	19,410	31,806
Interest income	27	23	29
Interest expense and amortization of loan costs	(39,031)	(33,011)	(31,244)
Write-off of loan costs and exit fees	—	(1,971)	—
Unrealized loss on derivatives	(111)	(36)	—
Income (loss) before income taxes	4,635	(15,585)	591
Income tax expense	(1,097)	(2,343)	(4,384)
Net income (loss)	3,538	(17,928)	(3,793)
Income from consolidated entities attributable to noncontrolling interests	(1,103)	(934)	(752)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(496)	7,080	—
Net income (loss) attributable to the Company	$1,939	$(11,782)	$(4,545)
Income (loss) per share – basic:
Net income (loss) attributable to common stockholders	$0.08	$(0.73)	$(0.28)
Weighted average common shares outstanding – basic	24,473	16,045	16,045
Income (loss) per share – diluted:
Net income (loss) attributable to common stockholders	$0.07	$(0.73)	$(0.28)
Weighted average common shares outstanding – diluted	33,325	16,045	16,045
Dividends declared per common share	$0.20	$0.05	$—
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$3,538	$(17,928)	$(3,793)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on derivatives	—	—	—
Reclassification to interest expense	—	—	—
Total other comprehensive income	—	—	—
Total comprehensive income (loss)	3,538	(17,928)	(3,793)
Comprehensive income attributable to noncontrolling interests in consolidated entities	(1,103)	(934)	(752)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(496)	7,080	—
Comprehensive income (loss) attributable to the Company	$1,939	$(11,782)	$(4,545)
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amount			Shares	Amount
Balance at January 1, 2012	—	$—	$277,023	$(27,968)	—	$—	$13,987	$263,042	$—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,224)	(2,224)	—
Net income (loss)	—	—	—	(4,545)	—	—	752	(3,793)	—
Capital contributions	—	—	19,421	—	—	—	—	19,421	—
Capital distributions	—	—	(24,068)	—	—	—	—	(24,068)	—
Balance at December 31, 2012	—	$—	$272,376	$(32,513)	$—	$—	$12,515	$252,378	$—
Equity-based compensation	—	—	342	—	—	—	—	342	—
Issuance of common stock	16,129	161	(161)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(806)	—	—	—	(806)	—
Reclass redeemable noncontrolling interests in operating partnership	—	—	(117,458)	—	—	—	—	(117,458)	117,458
Spin-off transaction costs	—	—	(1,320)	—	—	—	—	(1,320)	(125)
Contributions from noncontrolling interests	—	—	—	—	—	—	282	282	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(16,357)	(16,357)	(6,488)
Net income (loss)	—	—	—	(11,782)	—	—	934	(10,848)	(7,080)
Capital contributions	—	—	178,849	—	—	—	—	178,849	—
Capital distributions	—	—	(85,700)	—	—	—	—	(85,700)	—
Redemption value adjustments	—	—	—	(55,961)	—	—	—	(55,961)	55,961
Balance at December 31, 2013	16,129	161	246,928	(101,062)	—	—	(2,626)	143,401	159,726
Purchase of treasury shares	—	—	—	—	(928)	(16,108)	—	(16,108)	—
Equity-based compensation	—	—	413	—	—	—	—	413	1,938
Issuance of common stock	9,200	92	143,843	—	—	—	—	143,935	—
Issuance of restricted shares/units	64	1	—	—	—	—	—	1	18
Forfeiture of restricted common shares	—	—	—	—	(1)	(22)	—	(22)	—
Dividends declared – common stock	—	—	—	(5,031)	—	—	—	(5,031)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,938)	(2,938)	(1,799)
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(3,074)
Net income	—	—	—	1,939	—	—	1,103	3,042	496
Redemption value adjustment	—	—	—	7,750	—	—	—	7,750	(7,750)
Balance at December 31, 2014	25,393	$254	$391,184	$(96,404)	(929)	$(16,130)	$(4,461)	$274,443	$149,555
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net income (loss)	$3,538	$(17,928)	$(3,793)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	40,686	30,862	29,549
Equity-based compensation	2,351	342	—
Bad debt expense	151	719	—
Amortization of loan costs	1,828	745	1,253
Write-off of loan costs and exit fees	—	1,971	—
Amortization of intangibles	(214)	(216)	(215)
Unrealized loss on derivatives	111	36	—
Changes in operating assets and liabilities:
Restricted cash	(1,291)	10,940	(6,083)
Accounts receivable and inventories	(3,433)	220	548
Prepaid expenses and other assets	19	751	1,380
Accounts payable and accrued expenses	4,360	(1,940)	(1,621)
Due to/from related party, net	(497)	(12)	—
Due to/from third-party hotel managers	13,281	(2,275)	6,548
Due to/from Ashford Trust OP, net	(8,794)	9,858	—
Due to/from Ashford Inc.	2,546	—	—
Other liabilities	212	12	286
Net cash provided by operating activities	54,854	34,085	27,852
Cash Flows from Investing Activities
Proceeds from property insurance	125	—	—
Acquisition of hotel properties, net of cash acquired	(172,112)	—	—
Restricted cash related to improvements and additions to hotel properties	(19,742)	—	—
Improvements and additions to hotel properties	(21,034)	(28,354)	(11,944)
Net cash used in investing activities	(212,763)	(28,354)	(11,944)
Cash Flows from Financing Activities
Borrowings on indebtedness	82,299	199,875	—
Repayments of indebtedness	(8,180)	(148,594)	(7,187)
Payments of loan costs and exit fees	(4,357)	(2,831)	—
Payments for derivatives	(126)	(36)	—
Purchase of treasury shares	(15,448)	—	—
Payments for spin-off costs	(1,091)	(354)	—
Payments for dividends	(6,402)	—	—
Issuance of common stock	143,935	—	—
Issuance of restricted shares/units	19	—	—
Forfeiture of restricted shares/units	(22)	—	—
Contributions from owners	—	177,740	19,421
Contributions from a noncontrolling interest in a consolidated entity	—	282	—
Distributions to owners	—	(85,700)	(24,068)
Redemption of operating partnership units	(3,074)	—	—
Distributions to a noncontrolling interest in a consolidated entity	(1,981)	(16,601)	(212)
Distribution to redeemable noncontrolling interests in operating partnership	—	(6,049)	—
Net cash provided by (used in) financing activities	185,572	117,732	(12,046)
Net change in cash and cash equivalents	27,663	123,463	3,862
Cash and cash equivalents at beginning of year	143,776	20,313	16,451
Cash and cash equivalents at end of year	$171,439	$143,776	$20,313

	Year Ended December 31,
	2014	2013	2012
Supplemental Cash Flow Information
Interest paid	$36,983	$32,448	$30,055
Income taxes paid	874	212	870
Supplemental Disclosure of Non Cash Investing and Financing Activities
Net other assets and liabilities acquired	$(1,473)	$—	$—
Assumption of debt	69,000	—	—
Dividends declared but not paid	1,674	1,245	—
Treasury stock purchase accrued but not paid	660	—	—
Capital expenditures accrued but not paid	140	779	753
Financed insurance premiums	—	1,284	1,047
Spin-off costs, accrued but not paid	—	1,091	—
Deferred loan costs incurred but not paid	—	1,886	—
Non cash contribution from owners	—	1,109	—
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	2,938	1,981	2,224
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code beginning with the year ended December 31, 2013. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its financial statements.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013 when Ashford Hospitality Trust, Inc. (“AHT” or “Ashford Trust”), a NYSE-listed REIT, completed the spin-off of Ashford Prime through the distribution of its outstanding common stock to the Ashford Trust stockholders.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., and an affiliate of Ashford Trust, through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
On June 17, 2013, AHT announced that its Board of Directors had approved a plan to spin-off an 80% ownership interest in an eight-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to AHT’s partner), to holders of its common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime. Ashford Prime OP was formed as a Delaware limited partnership on April 5, 2013 to hold substantially all of Ashford Prime’s assets and conduct substantially all of its business. Ashford Prime OP General Partner LLC, a wholly-owned subsidiary of Ashford Prime (“Prime GP”), was created to serve as the sole general partner of Ashford Prime OP.
The distribution was made on November 19, 2013, on a pro rata basis to holders of AHT’s common stock as of November 8, 2013, with each of AHT’s stockholders receiving one share of Ashford Prime common stock for every five shares of AHT common stock held by such stockholder as of the close of business on November 8, 2013. Ashford Prime reimbursed AHT for transaction costs of $13.6 million incurred in connection with the spin-off. The transaction also included options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. We acquired the Pier House Resort on March 1, 2014. The option to acquire the Crystal Gateway Marriott expires on May 19, 2015.
On February 27, 2014, Ashford Trust announced that its board of directors had approved a plan to spin-off Ashford Inc., the parent company of Ashford LLC, into a separate publicly traded company. The spin-off was completed on November 12, 2014, through a pro rata taxable distribution of Ashford Inc.’s common stock to our stockholders of record as of November 11, 2014. Ashford Trust stockholders received one share of Ashford Inc. common stock for every 87 shares of Ashford Trust common stock they owned as of the record date. Additionally, the holder of each common unit of Ashford Trust’s operating partnership received a common unit of the operating limited liability company subsidiary of Ashford Inc. Each holder of common units of the operating limited liability company of Ashford Inc. could exchange up to 99% of those units for shares of Ashford Inc. stock at the rate of one share of Ashford Inc. common stock for every 55 common units. The spin-off did not affect us and Ashford LLC continues to act as our advisor.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The accompanying consolidated and combined consolidated financial statements include the accounts of certain wholly-owned and majority owned subsidiaries of Ashford Prime OP that own and operate ten hotels in six states and the District of Columbia. The portfolio includes eight wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of December 31, 2014, all of our ten hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). Prime TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. As of December 31, 2014, eight of the ten hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with subsidiaries of Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor and Remington, which are eligible independent contractors under the Internal Revenue Code. We refer to the eight hotels we acquired from Ashford Trust in connection with the spin-off as our initial hotels.
With respect to six of our eight initial hotels, the accompanying carve-out combined consolidated financial statements for the period from January 1, 2013 through November 18, 2013 and the year ended December 31, 2012 include the accounts of the following subsidiaries:

1	Ashford Plano-M LP

2	Ashford Seattle Waterfront LP

3	Ashford Tampa International Hotel Partnership LP

4	Ashford Seattle Downtown LP

5	Ashford San Francisco II LP

6	Ashford Philadelphia Annex LP

7	Ashford TRS Philadelphia Annex LLC

8	Ashford TRS Sapphire III LLC

9	Ashford TRS Sapphire VII LLC

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

With respect to our other two initial hotels, the accompanying carve-out combined consolidated financial statements for the period from January 1, 2013 through November 18, 2013 and the year ended December 31, 2012 include the accounts of Ashford HHC Partners III, LP and its subsidiaries which include:

1	CHH Torrey Pines Hotel Partners, LP

2	CHH Capital Hotel Partners, LP

3	CHH III Tenant Parent Corp.

4	CHH Torrey Pines Tenant Corp.

5	CHH Capital Tenant Corp.

6	CHH Torrey Pines Hotel GP, LLC

7	CHH Capital Hotel GP, LLC
2. Significant Accounting Policies
Basis of Presentation and Principles of Combination and Consolidation—The accompanying consolidated and combined consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc., its majority-owned subsidiaries and its majority-owned consolidated entity in which it has a controlling interest. All significant inter-company accounts and transactions between consolidated and combined consolidated entities have been eliminated in these consolidated and combined consolidated financial statements.
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
Marriott manages six of our properties. For these Marriott-managed hotels, the 2012 fiscal year reflects twelve weeks of operations in each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Beginning in 2013, the fiscal quarters end on March 31st, June 30th, September 30th and December 31st. For Marriott-managed hotels, the fourth quarters of 2014, 2013 and 2012 ended December 31, 2014, December 31, 2013, and December 28, 2012, respectively. 2012 results have not been adjusted.
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

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During 2014, 2013 and 2012, we have not recorded any impairment charges.
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
Deferred Costs, net—Deferred loan costs are recorded at cost and amortized over the initial term of the related indebtedness using the effective interest method. Deferred franchise fees are recorded at cost and amortized on a straight-line basis over the initial term of the franchise agreement.
Intangible Asset, net and Intangible Liability, net—Intangible asset represents the market value related to a lease agreement obtained in connection with AHT’s acquisition of a hotel property that was below the market rate at the date of the acquisition and is amortized over the remaining term of the lease. Intangible liability represents the market value related to a lease agreement obtained in connection with AHT’s acquisition of a hotel property that was above the market rate at the date of the acquisition and is amortized over the remaining initial term of the lease. See Note 6.
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

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. For non-hedge designated interest rate derivatives, the changes in the fair value are recognized in earnings as “Unrealized loss on derivatives” in the consolidated and combined consolidated statements of operations.
Due to/from Related Party, net—Due to/from related party, net, represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to/from Ashford Trust OP, net—Due to Ashford Trust OP represents payables related to the advisory services fee, including reimbursable expenses, for the periods when Ashford LLC was a subsidiary of Ashford Trust. Due to/from Ashford Trust OP also represented current receivable and payables resulting from costs associated with our spin-off from AHT. These receivables and payables are generally settled within a period not exceeding one year.
Due to Ashford Inc.—Due to Ashford Inc. represents payables related to the advisory services fee, including reimbursable expenses, for the periods following Ashford Inc.’s spin-off from Ashford Trust. These payables are generally settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers—Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, insurance, real estate taxes, and other items. Due to third-party hotel managers primarily consists of amounts due to Marriott, Hilton and Accor related to rebilled expenses.
Unfavorable Management Contract Liabilities—A management agreement assumed by AHT in an acquisition of a hotel in 2007 had terms that were more favorable to the respective manager than typical market management agreements at the acquisition date. As a result, AHT recorded an unfavorable management contract liability of $1.5 million based on the present value of expected cash outflows over the initial term of the related agreement. The unfavorable management contract liability, with an unamortized balance of $316,000 and $474,000 as of December 31, 2014 and 2013, respectively, is amortized as a reduction to incentive management fees on a straight-line basis of $158,000 per year over the initial term of the related agreement which runs through December 31, 2016.
Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because the redemption feature requires the delivery of cash or registered shares, at our election. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interest in a consolidated entity represents an ownership interest of 25% in two hotel properties at December 31, 2014 and 2013, and is reported in equity in the consolidated balance sheets.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For 2014, 2013 and 2012, we incurred advertising costs of $1.9 million, $645,000 and $652,000, respectively. Advertising costs are included in “Other expenses” in the accompanying consolidated and combined consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of our shares at period end in accordance with applicable authoritative accounting guidance. Subsequently, expense is recognized equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Grants of restricted stock and LTIP units to independent directors are recorded at fair value based on the market price of our shares at grant date and this amount is fully expensed as the grants of stock or LTIP units are fully vested on the date of grant.
Corporate General and Administrative Expense—Corporate general and administrative expenses are expensed as incurred. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain AHT corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to AHT’s undepreciated gross investments in hotel properties for all indirect costs. All direct costs associated with the operations of the eight initial hotel properties are included in the consolidated and combined consolidated financial statements.
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
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Prime TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Prime TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
The entities that own our ten hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the ten hotels are considered taxable corporations for U.S. federal, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime and Ashford Trust (prior to the spin-off). The entities that operate the two hotels owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries (“TRS”) of Ashford Trust in April 2007, when the partnership was acquired by AHT. Prior to the spin-off, income tax expense in the accompanying combined consolidated financial statements was calculated on a “carve-out” basis from AHT.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2011 through 2014 remain subject to potential examination by certain federal and state taxing authorities.
Reclassifications—Amounts within due to related parties, net, related to amounts owed to/from Ashford Trust as of December 31, 2013, have been reclassified to due to Ashford Trust OP, net, on the Combined Consolidated Balance Sheet to conform with the current year presentation. Additionally, amounts within the change in due to related parties, net, related to amounts owed to/from Ashford Trust as of December 31, 2013, have been reclassified to the change in due to Ashford Trust OP, net, on the Combined Consolidated Statement of Cash Flows. These reclassifications have no effect on our total cash flows, equity or net income (loss) previously reported.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income (Loss) Per Share—For periods prior to the spin-off, basic income (loss) per share was calculated by dividing net income (loss) attributable to the Company by the 16 million shares of common stock outstanding upon the completion of the distribution (based on a distribution ratio of one share of Ashford Prime common stock for every five shares of Ashford Trust common stock), including 16,000 shares for initial grants to the five independent members of our board of directors and excluding 84,000 unvested restricted shares. In 2013 and 2012, diluted loss per share was calculated using the 16.0 million shares of common stock outstanding upon the completion of the distribution. An additional 8.9 million shares that includes 84,000 unvested restricted shares and the assumed conversion of 8.8 million Ashford Prime OP units, which are comprised of 5.0 million units held by Ashford Trust representing Ashford Trust’s retained ownership interest in Ashford Prime OP and 3.8 million units of Ashford Prime OP received by Ashford Trust unit holders in the spin-off were excluded from the diluted loss per share calculation as the effect would have been anti-dilutive.
For periods after the spin-off, basic income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.
Recently Issued Accounting Standards—In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. Upon adoption of this standard in 2015, we will be required to evaluate whether a disposal meets the discontinued operations requirements under ASU 2014-08. We will make the additional disclosures upon adoption. Upon adoption, we anticipate that the operations of sold hotel properties through the date of their disposal will be included in continuing operations.
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

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land	$202,356	$129,994
Buildings and improvements	918,809	746,083
Furniture, fixtures and equipment	56,623	44,847
Construction in progress	1,557	4,583
Total cost	1,179,345	925,507
Accumulated depreciation	(189,042)	(160,181)
Investments in hotel properties, net	$990,303	$765,326
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $954.2 million and $716.8 million as of December 31, 2014 and 2013, respectively.
For the years ended December 31, 2014, 2013 and 2012, depreciation expense was $40.5 million, $30.7 million and $29.4 million, respectively.
Acquisitions
On February 24, 2014, we acquired a 100% interest in the Sofitel Chicago Water Tower in Chicago, Illinois pursuant to the previously announced Agreement of Purchase and Sale, dated as of December 23, 2013, by and among the Company and Chestnut OwnerCo, LLC and Chestnut LeaseCo, LLC. We paid an aggregate purchase price of $153.0 million in cash. The acquisition was funded with proceeds from an $80.0 million non-recourse mortgage loan and proceeds from the Company’s underwritten public offering (see Note 13). We have allocated the assets acquired and liabilities assumed using estimated fair value information based on a third party appraisal that was received subsequent to March 31, 2014 and resulted in adjustments to land, buildings and improvements, furniture, fixtures and equipment. These adjustments resulted in $144,000 of additional depreciation expense for the three months ended June 30, 2014, which represents the additional depreciation from the date of the acquisition through March 31, 2014. Property level working capital balances amounted to a net asset of $349,000. This valuation is considered a Level 3 valuation technique.
The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

	Preliminary Allocations as of March 31, 2014	Adjustments	Final Allocations as of June 30, 2014
Land	$24,043	$(11,412)	$12,631
Buildings and improvements	126,228	8,684	134,912
Furniture, fixtures, and equipment	2,729	2,728	5,457
	$153,000	$—	$153,000
The results of operations of the hotel property have been included in our results of operations since February 24, 2014. For the year ended December 31, 2014, we have included total revenue and net income of $36.6 million, and $3.9 million, respectively, in our consolidated statements of operations.
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

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

On March 1, 2014, we acquired a 100% interest in the Pier House Resort from Ashford Trust for total consideration of $92.7 million. We assumed the $69.0 million mortgage on the property and paid the balance of the purchase price with cash from our underwritten public offering. We have allocated the assets acquired and liabilities assumed using estimated fair value information based on a third party appraisal that was received subsequent to March 31, 2014 and resulted in adjustments to land and buildings and improvements. These adjustments resulted in a $6,000 reduction of depreciation expense for the three months ended June 30, 2014, which represents lower depreciation from the date of the acquisition through March 31, 2014. Property level working capital balances amounted to a net liability of $1.8 million. This valuation is considered a Level 3 valuation technique.
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
The results of operations of the hotel property have been included in our results of operations since March 1, 2014. For the year ended December 31, 2014, we have included total revenue and net income of $17.7 million and $1.7 million, respectively, in our consolidated statements of operations.
The following table reflects the unaudited pro forma results of operations as if both acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2012, and the removal of $1.7 million of non-recurring transaction costs directly attributable to the acquisitions for the year ended December 31, 2014 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total revenue	$314,698	$294,301	$279,134
Net income	4,554	(11,594)	(1,166)
4. Note Receivable
As of December 31, 2014 and 2013, we owned a note receivable of $8.1 million issued by the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 7.
5. Deferred Costs, net
Deferred costs, net consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred loan costs	$9,124	$6,653
Accumulated amortization	(4,417)	(2,589)
Deferred costs, net	$4,707	$4,064
Amortization of loan costs was $1.8 million, $745,000 and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6. Intangible Asset, net and Intangible Liability, net
Intangible asset, net and intangible liability, net consisted of the following (in thousands):

	Intangible Asset, net		Intangible Liability, net
	December 31,		December 31,
	2014	2013	2014	2013
Cost	$3,233	$3,233	$4,179	$4,179
Accumulated amortization	(691)	(602)	(440)	(384)
	$2,542	$2,631	$3,739	$3,795
Intangible asset represents a favorable market-rate lease which relates to the acquisition of the Hilton La Jolla Torrey Pines hotel in La Jolla, CA which is being amortized over the remaining initial lease term that expires in 2043. Intangible liability represents an unfavorable market-rate lease which relates to the acquisition of the Renaissance Tampa International Plaza in Tampa, FL which is being amortized over the remaining initial lease term that expires in 2080.
For the three years ended December 31, 2014, 2013 and 2012, amortization expense related to intangible asset was $89,000, $90,000 and $89,000, respectively. Estimated future amortization expense is approximately $89,000 for each of the next five years. For the years ended December 31, 2014, 2013 and 2012 amortization related to the intangible liability was $56,000, $57,000 and $57,000, respectively. Estimated future amortization is approximately $57,000 for each of the next five years.
7. Indebtedness
Indebtedness and the carrying values of related collateral were as follows (in thousands):

				December 31, 2014		December 31, 2013
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan(3)	1 hotel	September 2015	LIBOR(1) +4.90%	$69,000	$92,702	$—	$—
Mortgage loan(4)	1 hotel	March 2016	LIBOR(1) +2.30%	80,000	148,206	—	—
Secured revolving credit facility(5)	Various	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) +2.25% to 3.75%	—	—	—	—
Mortgage loan(7)	1 hotel	April 2017	5.91%	33,860	98,613	34,310	96,728
Mortgage loan	2 hotels	April 2017	5.95%	124,111	139,584	125,748	142,100
Mortgage loan	3 hotels	April 2017	5.95%	252,556	264,817	255,886	270,816
Mortgage loan (6)	2 hotels	February 2018	LIBOR(1) +3.50%	—	—	197,840	255,682
Mortgage loan (6)	2 hotels	November 2019	LIBOR(1) +2.65%	197,605	246,381	—	—
TIF loan(7) (8)	1 hotel	June 2018	12.85%	8,098	—	8,098	—
Total				$765,230	$990,303	$621,882	$765,326
__________________

(1)	LIBOR rates were 0.171% and 0.168% at December 31, 2014 and 2013, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement is the greater of (i) Bank of America prime rate, or (ii) federal funds rate + 0.5%.

(3)	This mortgage loan has three one-year extension options beginning September 2015, subject to satisfaction of certain conditions.

(4)	This mortgage loan has three one-year extension options beginning March 2016, subject to satisfaction of certain conditions.

(5)
Our borrowing capacity under our secured revolving credit facility is $150.0 million We have an option, subject to lender approval, to further expand the facility to an aggregate size of $300.0 million. We may use up to $15.0 million for standby letters of credit. The credit facility has two one-year extension options subject to advance notice, satisfaction of certain conditions and a 0.25% extension fee.

(6)
On November 7, 2014, we refinanced our $197.8 million mortgage loan, with an outstanding balance of $195.7 million due February 2018 with a $198.0 million mortgage loan from the same lender with a five-year initial term and two one-year extension options, subject to the satisfaction of certain conditions.

(7)	These loans are collateralized by the same property.

(8)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 4.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Maturities and scheduled amortization of indebtedness as of December 31, 2014 for each of the following five years and thereafter are as follows (in thousands):

2015	$77,208
2016	88,646
2017	401,504
2018	11,037
2019	186,835
Thereafter	—
Total	$765,230
On November 7, 2014, we refinanced our $197.8 million mortgage loan with an outstanding balance of $195.7 million due February 2018 with a $198.0 million mortgage loan from the same lender with a five-year initial term and two one-year extension options, subject to the satisfaction of certain conditions. The new loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan remains secured by the Capital Hilton in Washington, DC and Hilton La Jolla Torrey Pines in La Jolla, CA. Ashford Prime has a 75% ownership interest in the properties, with Hilton holding the remaining 25%.
On March 1, 2014, in connection with the acquisition of the Pier House Resort, we assumed the $69.0 million mortgage on the property. The mortgage loan bears interest at a rate of LIBOR +4.9%. The stated maturity date of the mortgage loan is September 9, 2015, which may be extended by us for up to three consecutive one-year terms. The mortgage loan is secured by the Pier House Resort. Subsequent to December 31, 2014, this mortgage loan was refinanced. See Note 21.
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
On November 19, 2013, we entered into a three-year, $150.0 million secured revolving credit facility. The facility is a three-year interest-only facility with all outstanding principal being due at maturity, subject to two one-year extension options, subject to certain terms and conditions. The credit facility has an accordion feature whereby the aggregate commitments may be expanded up to $300.0 million, subject to certain terms and conditions. No amounts were drawn under the facility as of December 31, 2014.
On February 26, 2013, AHT refinanced our $141.7 million loan due August 2013, which had an outstanding balance of $141.0 million, with a $199.9 million loan due February 2018. The new loan provides for an interest rate of LIBOR + 3.50%, with no LIBOR floor. In connection with the refinancing, AHT entered into an interest rate cap with a counterparty, capping LIBOR at 3.00%. The new loan is secured by The Capital Hilton in Washington, D.C. and the Hilton La Jolla Torrey Pines in La Jolla, CA. We have a75% ownership interest in the properties, with Hilton holding the remaining 25%. The excess loan proceeds above closing costs and reserves were distributed to the partners on a pro rata basis. AHT’s share of the excess loan proceeds was approximately $40.5 million.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of December 31, 2014, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
In 2013, AHT entered into an interest rate cap with a notional amount and strike rate of $199.9 million and 3.00%, respectively, which had an effective date of March 2013, a maturity date of March 2015 and total cost of $36,000. In 2014, we entered into another interest rate cap with a notional amount and strike rate of $148.5 million and 4.00%, respectively, which had an effective date of November 2014, a maturity date of December 2016 and a total cost of $33,000. Neither of these instruments were designated as cash flow hedges. These instruments cap the interest rate on our mortgage loan with a principal balance of $197.6 million and a maturity date of November 2019.
In 2014, we entered into an interest rate cap with a notional amount and strike rate of $80.0 million and 1.50%, respectively, which had an effective date of February 2014, a maturity date of March 2016 and total cost of $93,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $80.0 million and a maturity date of March 2016. In connection with the $69.0 million mortgage loan assumed in connection with the Pier House Resort acquisition, we acquired an interest rate cap with a notional amount and strike rate of $69.0 million and 1.80%, respectively, which had an effective date of September 2013 and a maturity date of September 2015 and a total cost of $19,000. This instrument was not designated as a cash flow hedge.
The cost basis of interest rate derivatives for federal income tax purposes was approximately $138,000 and $21,000 as of December 31, 2014 and 2013.
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

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which the measurements fall in the fair value hierarchy (in thousands):

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2014
Assets
Derivative assets:
Interest rate derivatives	$35	$35	(1)

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2013
Assets
Derivative assets:
Interest rate derivatives	$—	$—	(1)
__________________

(1)	Reported as “Derivative assets” in the consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated and Combined Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated and combined consolidated statements of operations (in thousands):

	Loss Recognized in Income
	Year Ended December 31,
	2014		2013		2012
Assets
Derivative assets:
Interest rate derivatives	$(111)	(1)	$(36)	(1)	$—	(1)
__________________

(1)	Reported as “Unrealized loss on derivatives” in the consolidated and combined consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$35	$35	$—	$—
Financial assets not measured at fair value:
Cash and cash equivalents	$171,439	$171,439	$143,776	$143,776
Restricted cash	29,646	29,646	5,951	5,951
Accounts receivable, net	12,382	12,382	7,029	7,029
Note receivable	8,098	10,295 to 11,378	8,098	10,954 to 12,108
Due from related party, net	541	541	12	12
Due from third-party hotel managers	5,504	5,504	18,480	18,480
Financial liabilities not measured at fair value:
Indebtedness	$765,230	$747,659 to $826,359	$621,882	$615,880 to $680,710
Accounts payable and accrued expenses	29,273	29,273	17,279	17,279
Dividends payable	1,425	1,425	1,245	1,245
Due to Ashford Trust OP, net	896	896	13,042	13,042
Due to Ashford Inc.	2,546	2,546	—	—
Due to third-party hotel managers	954	954	649	649
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from related party, net, accounts payable and accrued expenses, dividends payable, due to Ashford Trust OP, net, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at December 31, 2014 and 2013. We estimated the fair value of the note receivable to be approximately 27.1% to 40.5% higher than the carrying value of $8.1 million at December 31, 2014, and approximately 35.3% to 49.5% higher than the carrying value of $8.1 million at December 31, 2013. This is considered a Level 2 valuation technique.
Derivative assets. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of the Company and the counterparties. See Notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of our total indebtedness to be approximately 97.7% to 108.0% of the carrying value of $765.2 million at December 31, 2014, and approximately 99.0% to 109.5% of the carrying value of $621.9 million at December 31, 2013. This is considered a Level 2 valuation technique.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2014, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at December 31, 2014, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 31, 2023 through December 31, 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land under two non-cancelable operating ground leases, which expire in 2043 and 2080, related to our hotel properties in La Jolla, CA, and Tampa, FL, respectively. These leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2014, 2013, and 2012, we recognized rent expense of $3.5 million, $3.0 million and $2.9 million, respectively, which included contingent rent of $1.1 million, $729,000 and $660,000, respectively. Rent expense is included in “Other expenses” in the consolidated and combined consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2015	$2,287
2016	2,223
2017	2,199
2018	2,181
2019	2,200
Thereafter	67,391
Total	$78,481
Capital Commitments—At December 31, 2014, we had capital commitments of $5.1 million relating to general capital improvements that are expected to be paid in the next twelve months.
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
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states and cities. Tax years 2011 through 2014 remain subject to potential examination by certain federal and state taxing authorities.
As part of our formation transactions in connection with the spin-off, AHT contributed its indirect interest in CHH III Tenant Parent Corp. (“CHH”), the parent of the TRS lessees for two of our eight initial properties, which we elected to treat as a TRS. AHT also elected to treat CHH III Tenant Parent Corp. as a TRS.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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
In June 2012, the IRS completed audits of CHH and AHT for the tax years ended December 31, 2008 and 2009. With respect to the 2009 tax year, the IRS has not proposed any adjustments to CHH or AHT. For the 2008 tax year, the IRS issued notices of proposed adjustments for both AHT and CHH. The AHT adjustment was for $3.3 million of U.S. federal excise taxes and represented the amount by which the IRS asserted that the rent charged to CHH was greater than the arms’ length rate pursuant to IRC Section 482. The CHH adjustment was for $1.6 million of additional income, which would have resulted in approximately $467,000 of additional U.S. federal income taxes and potential state income taxes of $83,000, net of federal benefit. The CHH adjustment represented the IRS’ imputation of compensation to CHH under IRC Section 482 for agreeing to be a party to the lessor entity’s bank loan agreement. Until the spin-off, AHT owned a 75% interest in the lessor entity. AHT strongly disagreed with both of the IRS adjustments for the reasons noted under the 2007 audits, and in addition, AHT believed the IRS misinterpreted certain terms of the lease, third-party hotel management agreements, and bank loan agreements. AHT appealed the cases to the IRS Appeals Office, and the IRS assigned the same Appeals team that oversaw the 2007 cases to the 2008 cases. AHT’s representatives attended the Appeals conferences for the 2008 cases in August 2013 and in February, April and May of 2014. In August 2014, AHT reached a final settlement with the IRS Appeals Office resolving all issues that arose in the 2008 audits of CHH and AHT. In connection with the settlement, AHT agreed to an adjustment to reduce the TRS rent expense and thereby increase CHH’s taxable income by $660,000. However, due to net operating losses available for utilization by CHH in the 2008 tax year and the expiration of the statute of limitations for the 2009 CHH tax year, the IRS Appeals Office issued “no-change letters” for CHH and AHT indicating that the examinations resulted in no deficiencies. The statute of limitations for IRS assessments relating to the 2008 tax returns expired on December 31, 2014.
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity in earnings/losses of Ashford Prime OP, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units to total units outstanding. Beginning one year after issuance, each common unit of limited partnership interest may be redeemed, by the holder, for either cash or, at our sole discretion, one share of our common stock.
In connection with the spin-off, Ashford Trust had an initial interest in Ashford Prime OP equal to 20% of the outstanding units of Ashford Prime OP as of the completion of the spin-off. Additionally, Ashford Trust’s unit holders received one common unit in Ashford Prime OP for every five units held in Ashford Trust OP. This represented a 15.26% interest in Ashford Prime OP. The aggregate 35.26% ownership in Ashford Prime OP of $117.5 million was reclassified from additional paid-in capital to redeemable noncontrolling interests in operating partnership as it represents the portion of Ashford Prime OP’s equity distributed to non-controlling interest holders in Ashford Prime OP.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

LTIP units, which are issued to certain officers and employees of Ashford LLC as compensation, have vesting periods of three years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common partnership unit of our operating partnership which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership.
As of December 31, 2014, we have issued a total of 355,000 LTIP units, all of which have reached full economic parity with the common units. During 2014, 37,000 LTIP units vested. There were no forfeitures in 2014. Expense of $1.9 million was recognized for the year ended December 31, 2014, of which approximately $1.9 million associated with LTIP units issued to Ashford LLC’s employees is included in “Advisory services fee” and $49,000 associated with LTIP units issued to our independent directors is included in “Corporate general and administrative” expense in our consolidated statements of operations for the year ended December 31, 2014. No expense was recognized during the year ended December 31, 2013. As the LTIP units are issued to non-employees, the compensation expense was determined based on the share price as of the end of the period. The fair value of the unamortized LTIP units, which was $5.4 million at December 31, 2014, will be amortized over a period of 2.3 years.
In 2014, approximately 176,000 operating partnership units with a fair value of $3.1 million were redeemed for cash at an average price of $17.43. For 2013, no operating partnership units were presented for redemption or converted to shares of our common stock.
Redeemable noncontrolling interests in our operating partnership as of December 31, 2014 and 2013 was $149.6 million and $159.7 million, respectively, which represented ownership of 25.88% and 35.26%, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2014 and 2013 included adjustments of $47.3 million and $56.0 million, respectively, to reflect the excess of redemption value over the accumulated historical cost. For 2014 and 2013, we allocated net income of $496,000 and net loss of $7.1 million, respectively, to the redeemable noncontrolling interests. No net income/loss was allocated to redeemable noncontrolling interests for the year ended December 31, 2012. We declared cash distributions to operating partnership units of $1.8 million and $439,000 for the years ended December 31, 2014 and 2013, respectively. A summary of the activity of the operating partnership units is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Units outstanding at beginning of year	8,776	—
Units issued in connection with spin-off	—	8,776
Units issued	355	—
Units redeemed for cash of $3,074 in 2014	(176)	—
Units outstanding at end of year	8,955	8,776
Units convertible/redeemable at end of year	8,259	—
13. Equity
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
Dividends—Common stock dividends declared for the years ended December 31, 2014 and 2013 were $5.0 million and $806,000, respectively. There were no dividends declared for the year ended December 31, 2012.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock Repurchases—On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 927,915 shares of our common stock, for approximately $16.1 million, in the year ended December 31, 2014.
Noncontrolling Interests in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(4.5) million and $(2.6) million, respectively, at December 31, 2014 and 2013. Income from consolidated entities attributable to these noncontrolling interests was $1.1 million, $934,000 and $752,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
14. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, we are authorized to grant 850,000 restricted shares of our common stock as incentive stock awards and under the Advisor Equity Incentive Plan we are authorized to grant 1.6 million shares of our common stock as incentive stock awards. At December 31, 2014, 415,000 shares were available for future issuance under the 2013 Equity incentive Plan and 1.6 million shares were available under the Advisor Equity Incentive Plan.
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2014		2013		2012
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	84	$21.35	—	$—	—	$—
Restricted shares granted	64	15.45	16	21.35	—	—
Restricted shares issued in connection with spin-off	—	—	84	21.35	—	—
Restricted shares vested	(53)	19.91	(16)	21.35	—	—
Restricted shares forfeited	(1)	21.35	—	—	—	—
Outstanding at end of year	94	$18.11	84	$21.35	—	$—
At December 31, 2014, the outstanding restricted stock had vesting dates starting in January 2015 and ending in April 2017. Stock-based compensation expense of $216,000 was recognized for the year ended December 31, 2014 in connection with equity awards granted in April 2014 to employees of Ashford LLC and is included in “Advisory services fee” on our consolidated statements of operations. Additionally, $197,000 of stock-based compensation expense was recognized for the year ended December 31, 2014 in connection with common stock issued to our independent directors, which vested immediately, and is included in “Corporate general and administrative” expense on our consolidated statements of operations. Stock-based compensation expense of $342,000 was recognized for the year ended December 31, 2013 in connection with the stock grants of 16,000 restricted shares to our independent directors, which vested immediately. There was no stock-based compensation expense in the year ended December 31, 2012. The restricted stock which vested during 2014 and 2013 had a fair value of $841,000 and $353,000, respectively, at the date of vesting. At December 31, 2014 and 2013, the outstanding restricted shares had a fair value of $1.6 million and $1.5 million, respectively. At December 31, 2014, the unamortized cost of the unvested shares of restricted stock was $668,000 which will be amortized over a period of 2.3 years.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15. Income Taxes
For federal income tax purposes, we elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational stipulations, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders. We currently intend to adhere to these requirements and maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes as well as to federal income and excise taxes on our undistributed taxable income.
At December 31, 2014, our ten hotel properties were leased by Prime TRS. Prime TRS recognized net book income before income taxes of $6.6 million, $5.5 million and $11.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
For periods prior to the spin-off, income tax expense was calculated on a “carve-out” basis from AHT. Income tax expense for the TRS that operates eight hotels was calculated on a separate stand-alone basis. For the period from January 1, 2013 through November 18, 2013 and the year ended December 31, 2012, the results of operations of our initial six wholly-owned hotels were included in the consolidated tax returns in various jurisdictions of a TRS subsidiary of AHT. For the period from November 19, 2013 through December 31, 2013, the results of operations of our initial six wholly-owned hotels were included in the tax returns in various jurisdictions by Ashford Prime’s wholly-owned TRS. Income tax expense for the TRSs that lease the two hotels owned by the other consolidated partnership and the District of Columbia tax on the partnership has been included in the accompanying combined consolidated financial statements at the same amounts included in AHT’s consolidated financial statements for the period from January 1, 2013 through November 18, 2013 and the year ended December 31, 2012.
The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense at federal statutory income tax rate of 35%	$(2,299)	$(1,838)	$(3,729)
State income tax expense, net of federal income tax benefit	(279)	(164)	(366)
State and local income tax expense on pass-through entity subsidiaries	(56)	(161)	(139)
Gross receipts and margin taxes	(193)	(177)	(177)
Other	(2)	(65)	(36)
Valuation allowance	1,732	62	63
Total income tax expense	$(1,097)	$(2,343)	$(4,384)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(824)	$(2,043)	$(3,693)
State	(315)	(504)	(711)
Total current	(1,139)	(2,547)	(4,404)
Deferred:
Federal	76	178	18
State	(34)	26	2
Total deferred	42	204	20
Total income tax expense	$(1,097)	$(2,343)	$(4,384)
For the years ended December 31, 2014, 2013 and 2012, income tax expense included interest and penalties paid to taxing authorities of $3,000, $0 and $2,000, respectively. At December 31, 2014 and 2013, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2014 and 2013, our net deferred tax liability, included in “Accounts payable and accrued expenses” on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$19	$15
Unearned income	134	69
Unfavorable management contract liability	126	189
Federal and state net operating losses	1,978	2,101
Amortization	17	—
Accrued expenses	743	585
Tax property basis greater (less) than book basis	1,575	1,547
Other	—	4
	4,592	4,510
Valuation allowance	(3,939)	(3,920)
Net deferred tax asset	653	590
Deferred tax liability:
Prepaid expenses	(1,156)	(1,183)
Net deferred tax liability	$(503)	$(593)
At December 31, 2014 and 2013, we recorded a valuation allowance of $3.9 million and $3.9 million, respectively, to substantially reserve our deferred tax assets. As a result of cumulative consolidated losses in 2014, 2013 and 2012, and the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries, we believe that it is more likely than not that $3.9 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances. The cumulative combined consolidated losses for the period from January 1, 2013 through November 18, 2013 and the year ended December 31, 2012 were determined on a “carve out” basis from AHT. The cumulative combined consolidated losses through December 31, 2013 also included the consolidated loss for Ashford Prime for the period from November 19, 2013 through December 31, 2013. For tax purposes, the Company’s activities related to our initial six hotels were included in the federal, state and local income tax return filings for AHT and its subsidiaries through November 18, 2013. Net operating losses for AHT and its subsidiaries during 2012 and 2013 were not able to be carried back. Accordingly, the tax accounts for the Company have been determined, assuming that net operating losses and other tax attributes cannot be carried back. At December 31, 2014, the TRSs had net operating loss carryforwards for federal income tax purposes of $3.9 million that are available to offset future taxable income, if any, through 2023. The $3.9 million of net operating loss carryforwards is attributable to acquired subsidiaries and is subject to substantial limitation on its use.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$3,920	$2,202	$2,033
Additions charged to other deferred tax assets	1,945	1,867	232
Deductions	(1,926)	(149)	(63)
Balance at end of year	$3,939	$3,920	$2,202

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common stockholders—Basic and diluted:
Net income (loss) attributable to the Company	$1,939	$(11,782)	$(4,545)
Less: Dividends on common stock	(5,013)	(802)	—
Less: Dividends on unvested restricted shares	(18)	(4)	—
Undistributed net loss allocated to common stockholders	(3,092)	(12,588)	(4,545)
Add back: Dividends on common stock	5,013	802	—
Distributed and undistributed net income (loss)—basic	$1,921	$(11,786)	$(4,545)
Net income attributable to redeemable noncontrolling interests in operating partnership	496	—	—
Distributed and undistributed net income (loss)—diluted	$2,417	$(11,786)	$(4,545)

Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	24,473	16,045	16,045
Effect of assumed conversion of operating partnership units	8,852	—	—
Weighted average common shares outstanding—diluted	33,325	16,045	16,045

Income (loss) per share—basic:
Net income (loss) allocated to common stockholders per share	$0.08	$(0.73)	$(0.28)
Income (loss) per share—diluted:
Net income (loss) allocated to common stockholders per share	$0.07	$(0.73)	$(0.28)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$18	$4	$—
Loss attributable to redeemable noncontrolling interests in operating partnership	—	(7,080)	—
Total	$18	$(7,076)	$—
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	57	84	84
Effect of assumed conversion of operating partnership units	—	8,776	8,776
Total	57	8,860	8,860

17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2014 and 2013, all of our hotel properties were domestically located.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18. Related Party Transactions
We have management agreements with Remington, a related party, which is owned by our Chairman and Chief Executive Officer and AHT’s Chairman Emeritus. Under the agreements, we pay the related party a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including rent, payroll, office supplies, travel, and accounting. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2014, Remington managed one of our ten hotels and we incurred the following fees related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2014	2013	2012
Property management fees, including incentive property management fees	$747	$—	$—
Market service and project management fees	1,126	2,118	940
Corporate general and administrative expenses	50	—	—
Total	$1,923	$2,118	$940
Management agreements with Remington include exclusivity clauses that require us to engage Remington, unless our independent directors either (i) unanimously vote to hire a different manager or developer or (ii) by a majority vote elect not to engage Remington because either special circumstances exist such that it would be in our best interest not to engage Remington, or, based on Remington’s prior performance, it is believed that another manager or developer could perform the management, development or other duties materially better.
In connection with our spin-off, we entered into an advisory agreement with Ashford LLC, which was a subsidiary of Ashford Trust until November 12, 2014, when it spun off and became a subsidiary of Ashford Inc. Ashford LLC acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee equal to 0.70% per annum of our total market capitalization (which is defined to include the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt)), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
For the period from January 1, 2014 to November 11, 2014, we incurred advisory services fees of $10.7 million to Ashford Trust which was comprised of a base advisory fee of $7.5 million, fees for reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million and equity-based compensation of $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Trust. For the year ended December 31, 2013, we paid advisory fees of $1.0 million to Ashford Trust which was comprised of a base advisory fee of $878,000 and fees for reimbursable overhead of $53,000 and internal audit reimbursements of $116,000. No incentive management fee was incurred for the years ended December 31, 2014 or 2013. At December 31, 2014, we had a payable of $896,000 included in due to Ashford Trust OP, net, associated with the advisory services fee discussed above. At December 31, 2013, we had a payable of $15.5 million, included in due to Ashford Trust OP, net, associated with reimbursable expenses in connection with the spin-off and the fees discussed above offset by a receivable of $2.4 million associated with certain property expenses paid by us on behalf of AHT, which related to the period prior to the spin-off.

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We incurred advisory services fees of $1.8 million to Ashford Inc. from November 12, 2014 to December 31, 2014. These fees were comprised of a base advisory fee of $1.2 million, fees for reimbursable overhead and internal audit, insurance claims advisory and asset management services of $253,000 and equity-based compensation of $340,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. No incentive management fee was incurred for the year ended December 31, 2014. At December 31, 2014, we had a payable of $2.5 million included in due to Ashford Inc. associated with advisory services fee.
On November 10, 2014, AHP SMA, LP, our wholly-owned subsidiary (“AHP SMA”), entered into an investment management agreement with Ashford Investment Management LLC, an indirect subsidiary of Ashford Inc. (“AIM”), pursuant to which AIM will serve as the investment manager for certain designated assets of AHP SMA and will be responsible for the investment and reinvestment of those assets in accordance with certain investment guidelines set forth therein. As of December 31, 2014, there were no designated assets managed by AIM.
19. Concentration of Risk
Our investments are all concentrated within the hotel industry. Our investment strategy is to acquire primarily full-service and select-service hotels in the luxury, upper-upscale and upscale segments located predominantly in domestic and international gateway markets with RevPAR twice the national average. All of our hotels are located domestically with two located in Seattle, WA, comprising 15% of total hotel revenue. During 2014, five of our hotels generated revenues in excess of 10% of total hotel revenue amounting to 64% of total hotel revenue.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and amounts due or payable under our derivative contracts. Our counterparties to our derivative contracts are investment grade financial institutions.
20. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Total revenue	$61,806	$83,967	$84,784	$76,751	$307,308
Total operating expenses	57,031	69,153	70,086	67,288	263,558
Operating income	4,775	14,814	14,698	9,463	43,750
Net income (loss)	(4,451)	4,525	4,389	(925)	3,538
Net income (loss) attributable to the Company	(2,878)	3,497	3,372	(2,052)	1,939
Diluted income (loss) attributable to common stockholders per share	$(0.13)	$0.14	$0.13	$(0.08)	$0.07
Weighted average diluted common shares	22,308	34,396	34,429	24,954	33,325
2013
Total revenue	$54,086	$63,342	$60,960	$55,108	$233,496
Total operating expenses	48,909	50,043	51,595	63,539	214,086
Operating income (loss)	5,177	13,299	9,365	(8,431)	19,410
Net income (loss)	(5,326)	4,329	29	(16,960)	(17,928)
Net income (loss) attributable to the Company	(4,622)	3,829	400	(11,389)	(11,782)
Diluted income (loss) attributable to common stockholders per share	$(0.29)	$0.15	$0.02	$(0.71)	$(0.73)
Weighted average diluted common shares	16,045	24,905	24,905	16,045	16,045

ASHFORD HOSPITALITY PRIME, INC.
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

21. Subsequent Events (unaudited)
Subsequent to December 31, 2014, in connection with our stock repurchase program, we repurchased 471,064 shares of our common stock for approximately $8.1 million. As of March 12, 2015, we had purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million since the program’s inception on November 4, 2014.
On March 9, 2015, we refinanced our $69.0 million mortgage loan due September 2015, which had an outstanding balance of $69.0 million, with a $70.0 million mortgage loan due March 2017, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25%, with no LIBOR floor. The mortgage loan is secured by the Pier House Resort in Key West, Florida.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective.
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

PART IV
Item 15. Financial Statement Schedules and Exhibits
(a) Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 97 through 128 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 137.
Schedule III – Real Estate and Accumulated Depreciation
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.
(b) Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2015.

ASHFORD HOSPITALITY PRIME, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President and Director	March 16, 2015
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 16, 2015
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2015
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 16, 2015
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	March 16, 2015
Curtis B. McWilliams

/s/ W. MICHAEL MURPHY	Director	March 16, 2015
W. Michael Murphy

/s/ MATTHEW D. RINALDI	Director	March 16, 2015
Matthew D. Rinaldi

/s/ ANDREW L. STRONG	Director	March 16, 2015
Andrew L. Strong

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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
10.1
Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 25, 2013)

10.2
Second Amended and Restated Advisory Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, and Ashford Hospitality Advisors LLC, dated November 3, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 7, 2014)

10.3
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 25, 2013)

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
10.27
Loan Document by and between Ashford Pier House LP and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014)

10.28
Senior Mezzanine Loan Document by and between Ashford Pier House Mezz A LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2014)

10.29
Junior Mezzanine Loan Document by and between Ashford Pier House Mezz B LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 6, 2014)

10.30*
Second Amended and Restated Loan Agreement, dated as of November 7, 2014, by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., Aareal Bank AG, Aareal Capital Corporation, Westdeutsche Immobilienbank AG, and Aareal Capital Corporation

10.31*
Second Amended and Restated Recourse Liability Agreement, dated as of November 7, 2014, made by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., and Ashford Hospitality Prime Limited Partnership for the benefit of Aareal Capital Corporation

10.32*
Second Amended Environmental Indemnity, dated as of November 7, 2014, made by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., and Ashford Hospitality Prime Limited Partnership for the benefit of Aareal Capital Corporation*

10.33*	Loan Agreement, dated as of March 9, 2015, among Ashford Pier House LP, Ashford TRS Pier House LLC, and Credit Agricole Corporate and Investment Bank
10.34*
Recourse Liability Agreement, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank

10.35*
Environmental Indemnity, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank

10.36
Investment Management Agreement, dated as of November 10, 2014, by and between AHP SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 17, 2014)

12.0*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges
21.1*	List of Subsidiaries of Ashford Hospitality Prime, Inc.
21.2*	List of Special Purpose Entities of Ashford Hospitality Prime, Inc.
23.1*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

_________________________
* Filed herewith.

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document.
101.CAL *	XBRL Taxonomy Calculation Linkbase Document.
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	XBRL Taxonomy Label Linkbase Document.
101.PRE *	XBRL Taxonomy Presentation Linkbase Document.

SCHEDULE III
ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hilton	Washington, D.C.	$128,518	$45,720	$106,245	$—	$30,281	$45,720	$136,526	$182,246	$36,984	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	69,087	—	114,614	—	18,362	—	132,976	132,976	31,858	—	04/2007	(1),(2),(3)
Marriott	Seattle, WA	131,329	31,888	112,176	—	5,995	31,888	118,171	150,059	25,283	—	04/2007	(1),(2),(3)
Marriott	Plano, TX	77,006	2,725	93,044	—	9,159	2,725	102,203	104,928	21,967	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	41,958	9,814	94,029	—	19,233	9,814	113,262	123,076	24,463	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Seattle, WA	57,784	17,194	46,711	—	4,497	17,194	51,208	68,402	11,213	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	66,328	22,653	72,731	—	2,282	22,653	75,013	97,666	15,270	—	04/2007	(1),(2),(3)
Pier House Resort	Key West, FL	69,000	59,731	33,011	—	1,844	59,731	34,855	94,586	1,884	—	05/2013	(1),(2),(3)
Sofitel Chicago Water Tower	Chicago, IL	80,000	12,631	140,369	—	388	12,631	140,757	153,388	5,182	—	02/2014	(1),(2),(3)
Renaissance	Tampa, FL	44,220	—	69,179	—	2,839	—	72,018	72,018	14,938	—	04/2007	(1),(2),(3)
Total		$765,230	$202,356	$882,109	$—	$94,880	$202,356	$976,989	$1,179,345	$189,042
__________________

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 7.5 years.

(3)	Estimated useful life for furniture and fixtures is 3 to 5 years.

	Year Ended December 31,
	2014	2013	2012
Investment in Real Estate:
Beginning balance	$925,507	$920,968	$924,318
Additions	265,484	24,119	12,183
Write-offs	(11,646)	(19,580)	(15,533)
Ending balance	1,179,345	925,507	920,968
Accumulated Depreciation:
Beginning balance	160,181	149,032	135,148
Depreciation expense	40,507	30,729	29,417
Write-offs	(11,646)	(19,580)	(15,533)
Ending balance	189,042	160,181	149,032
Investment in Real Estate, net	$990,303	$765,326	$771,936