Form 10-Q
period 2015-03-31
Ashford Hospitality Prime, Inc.
filed 2015-05-11
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	24,048,677
(Class)	Outstanding at May 7, 2015

ASHFORD HOSPITALITY PRIME, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$109,203	$171,439
Marketable securities	61,912	—
Total cash, cash equivalents and marketable securities	171,115	171,439
Investments in hotel properties, net	984,953	990,303
Restricted cash	27,457	29,646
Accounts receivable, net of allowance of $49 and $47, respectively	13,418	12,382
Inventories	673	696
Note receivable	8,098	8,098
Deferred costs, net	5,028	4,707
Prepaid expenses	3,782	2,422
Derivative assets	11	35
Other assets	1,965	1,193
Intangible asset, net	2,520	2,542
Due from related party, net	742	541
Due from third-party hotel managers	6,070	5,504
Total assets	$1,225,832	$1,229,508
Liabilities and Equity
Liabilities:
Indebtedness	$764,341	$765,230
Accounts payable and accrued expenses	30,250	29,273
Dividends payable	1,389	1,425
Unfavorable management contract liabilities	277	316
Due to Ashford Trust OP, net	335	896
Due to Ashford Inc.	2,819	2,546
Due to third-party hotel managers	860	954
Intangible liability, net	3,725	3,739
Liabilities associated with marketable securities and other	10,450	—
Other liabilities	1,109	1,131
Total liabilities	815,555	805,510
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests in operating partnership	142,179	149,555
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,393,433 shares issued and 24,054,913 and 24,464,163 shares outstanding at March 31, 2015 and December 31, 2014, respectively	254	254
Additional paid-in capital	390,610	391,184
Accumulated deficit	(95,056)	(96,404)
Treasury stock, at cost, 1,338,520 and 929,270 shares at March 31, 2015 and December 31, 2014, respectively	(23,102)	(16,130)
Total stockholders’ equity of the Company	272,706	278,904
Noncontrolling interest in consolidated entities	(4,608)	(4,461)
Total equity	268,098	274,443
Total liabilities and equity	$1,225,832	$1,229,508
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue
Rooms	$54,497	$43,971
Food and beverage	20,230	15,181
Other	3,022	2,636
Total hotel revenue	77,749	61,788
Other	40	18
Total revenue	77,789	61,806
Expenses
Hotel operating expenses:
Rooms	12,978	10,954
Food and beverage	13,069	9,684
Other expenses	20,924	16,624
Management fees	3,104	2,518
Total hotel expenses	50,075	39,780
Property taxes, insurance and other	4,595	3,667
Depreciation and amortization	10,517	8,773
Advisory services fee	3,220	2,194
Transaction costs	—	1,593
Corporate general and administrative	1,123	1,024
Total expenses	69,530	57,031
Operating income	8,259	4,775
Interest income	4	4
Other income	139	—
Interest expense and amortization of loan costs	(9,583)	(8,989)
Write-off of loan costs and exit fees	(54)	—
Unrealized gain on marketable securities	1,323	—
Unrealized loss on derivatives	(32)	(15)
Income (loss) before income taxes	56	(4,225)
Income tax expense	(481)	(226)
Net loss	(425)	(4,451)
Loss from consolidated entities attributable to noncontrolling interest	147	405
Net loss attributable to redeemable noncontrolling interests in operating partnership	72	1,168
Net loss attributable to the Company	$(206)	$(2,878)
Loss per share – basic:
Net loss attributable to common stockholders	$(0.01)	$(0.13)
Weighted average common shares outstanding – basic	24,070	22,308
Loss per share – diluted:
Net loss attributable to common stockholders	$(0.01)	$(0.13)
Weighted average common shares outstanding – diluted	24,070	22,308
Dividends declared per common share	$0.05	$0.05
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(425)	$(4,451)
Other comprehensive loss, net of tax:
Total other comprehensive loss	—	—
Total comprehensive loss	(425)	(4,451)
Comprehensive loss attributable to noncontrolling interest in consolidated entities	147	405
Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	72	1,168
Comprehensive loss attributable to the Company	$(206)	$(2,878)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount			Shares	Amount
Balance at January 1, 2015	25,393	$254	$391,184	$(96,404)	(929)	$(16,130)	$(4,461)	$274,443	$149,555
Purchase of treasury stock	—	—	—	—	(474)	(8,110)	—	(8,110)	—
Equity-based compensation	—	—	67	—	—	—	—	67	402
Issuance of restricted shares/units	—	—	(614)	—	34	614	—	—	—
Dividends declared - common stock	—	—	—	(1,203)	—	—	—	(1,203)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(435)
Redemption/ conversion of operating partnership units	—	—	(27)		30	524	—	497	(4,514)
Net loss	—	—	—	(206)	—	—	(147)	(353)	(72)
Redemption value adjustment	—	—	—	2,757	—	—	—	2,757	(2,757)
Balance at March 31, 2015	25,393	$254	$390,610	$(95,056)	(1,339)	$(23,102)	$(4,608)	$268,098	$142,179
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(425)	$(4,451)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	10,517	8,773
Equity-based compensation	469	—
Amortization of loan costs	692	371
Write-off of loan costs and exit fees	54	—
Amortization of intangibles	(53)	(53)
Realized and unrealized gain on marketable securities	(1,317)	—
Purchases of marketable securities	(77,264)	—
Sales of marketable securities	27,119	—
Unrealized loss on derivatives	32	15
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Restricted cash	1,097	920
Accounts receivable and inventories	(1,147)	(2,892)
Prepaid expenses and other assets	(2,132)	(2,022)
Accounts payable and accrued expenses	4,156	5,427
Due to/from related party, net	(201)	(665)
Due to/from third-party hotel managers	(660)	(2,035)
Due to/from Ashford Trust OP, net	(561)	(7,862)
Due to/from Ashford Inc.	273	—
Other liabilities	(22)	(14)
Net cash used in operating activities	(39,373)	(4,488)

Cash Flows from Investing Activities
Proceeds from property insurance	4	—
Acquisition of hotel properties, net of cash acquired	—	(169,609)
Change in restricted cash related to improvements and additions to hotel properties	1,092	—
Improvements and additions to hotel properties	(4,596)	(9,541)
Net cash used in investing activities	(3,500)	(179,150)

Cash Flows from Financing Activities
Borrowings on indebtedness	70,000	80,000
Repayments of indebtedness	(70,889)	(2,037)
Payments of loan costs and exit fees	(1,067)	(3,277)
Payments for derivatives	(8)	(93)
Purchase of treasury shares	(8,770)	—
Payments for spin-off costs	—	(1,091)
Payments for dividends	(1,674)	(1,245)
Issuance of common stock	—	144,023
Redemption of operating partnership units	(4,017)	—
Distributions to a noncontrolling interest in a consolidated entity	(2,938)	—
Net cash provided by (used in) financing activities	(19,363)	216,280

Net change in cash and cash equivalents	(62,236)	32,642
Cash and cash equivalents at beginning of period	171,439	143,776
Cash and cash equivalents at end of period	$109,203	$176,418
Supplemental Cash Flow Information
Interest paid	$8,466	$7,764
Income taxes paid	226	403
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Net other assets and liabilities acquired	$—	$(3,615)
Assumption of debt	—	69,000
Dividends declared but not paid	1,638	1,705
Capital expenditures accrued but not paid	538	1,261
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its financial statements.
We became a public company on November 19, 2013 when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of March 31, 2015, Ashford Trust beneficially owned common units of Ashford Prime OP representing 15.2% of our company on a fully-diluted basis. We are advised by Ashford LLC, our affiliate, through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from, and remains an affiliate of, Ashford Trust. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of March 31, 2015, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed one of our ten hotel properties. Third-party management companies managed the remaining hotel properties.
As of March 31, 2015, we own and operate ten hotels in six states and the District of Columbia. The portfolio includes eight wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of March 31, 2015, all of our ten hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). Prime TRS then engages hotel management companies to operate the hotels under management contracts. As of March 31, 2015, eight of the ten hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc., its majority-owned subsidiaries and a majority-owned consolidated entity in which it has a controlling interest. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Ashford Prime OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Prime OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

approval of our wholly-owned subsidiary, Ashford Prime OP General Partner LLC, its general partner. As such, we consolidate Ashford Prime OP.
The following items affect reporting comparability of our historical consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

•
On February 24, 2014, we acquired the Sofitel Chicago Water Tower and on March 1, 2014, we acquired the Pier House Resort. The results of these hotels are included in our results of operations as of their respective acquisition dates.

Use of Estimates—The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures and equipment replacements of approximately 4% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. For purposes of the statements of cash flows, changes in restricted cash caused by using such funds for debt service, real estate taxes and insurance are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures and equipment replacements are included in cash flows from investing activities.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three months ended March 31, 2015 and 2014, there were no impairment charges.
Assets Held for Sale and Discontinued Operations—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity or group of components that represents a strategic shift that has (or will have) a major effect on our operations and cash flows.
Marketable Securities—Marketable securities include U.S. treasury bills and publicly traded equity securities and put and call options on certain publicly traded equity securities. All of these investments are recorded at fair value. Put and call options are considered derivatives. The fair value of these investments has been determined based on the closing price as of the balance sheet date and is reported as “marketable securities” or “liabilities associated with marketable securities and other” in the condensed consolidated balance sheets. The cost of securities sold is determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains and losses, and costs of investment, is reported as a component of “other income.” Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the condensed consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative Instruments and Hedging—Interest rate derivatives, or hedges, include interest rate caps that provide us with interest rate protection above the strike rate on the cap and result in us receiving interest payments when actual rates exceed the cap strike rate. These derivatives are subject to master netting settlement arrangements. As the derivatives are subject to master netting settlement arrangements, we report derivatives with the same counterparty net on the condensed consolidated balance sheets.
Derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. The changes in fair value are recognized in earnings as “unrealized loss on derivatives” in the condensed consolidated statements of operations.
Due to/from Related Party, net—Due to/from related party, net, represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to/from Ashford Trust OP, net—Due to/from Ashford Trust OP, net, represents payables related to reimbursable expenses as of March 31, 2015. As of December 31, 2014, these payables also included the advisory services fee for the period when Ashford LLC was a subsidiary of Ashford Trust. These receivables and payables are generally settled within a period not exceeding one year.
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
Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of Ashford Prime OP, which is an allocation of net income attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in Ashford Prime OP are classified in the mezzanine section of the condensed consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because the redemption feature requires the delivery of cash or registered shares at our option. The carrying value of the noncontrolling interests in Ashford Prime OP is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at March 31, 2015 and December 31, 2014, and is reported in equity in the condensed consolidated balance sheets.
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
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income/ loss that does not relate to taxable REIT subsidiaries. However, Prime TRS is treated as a taxable REIT subsidiary for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to Prime TRS using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
The entities that own the ten hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The entities that operate the ten hotels are considered taxable corporations for U.S. federal, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime. The entities that operate the two hotels owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries (“TRS”) of Ashford Trust in April 2007, when the partnership was acquired by AHT.
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
Recently Adopted Accounting Standards—In April 2014, the FASB issued accounting guidance that revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The new accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We adopted this accounting guidance on January 1, 2015. The adoption of this accounting guidance could affect the presentation of our results of operations as it could require the operations of disposed hotel properties to be included in continuing operations.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for fiscal periods beginning after December 15, 2016. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015 and

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interim periods within those fiscal years, with early adoption permitted. Upon adoption of the standard we will reclassify deferred financing costs, net from total assets to be shown net of debt in the liabilities section of our consolidated balance sheet. Adoption of this standard will only affect the presentation of our consolidated balance sheet.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$202,356	$202,356
Buildings and improvements	920,254	918,809
Furniture, fixtures and equipment	57,872	56,623
Construction in progress	2,039	1,557
Total cost	1,182,521	1,179,345
Accumulated depreciation	(197,568)	(189,042)
Investments in hotel properties, net	$984,953	$990,303
4. Note Receivable
As of March 31, 2015 and December 31, 2014, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 5.
5. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2015	December 31, 2014
Mortgage loan	1 hotel	September 2015	LIBOR(1) + 4.90%	$—	$69,000
Mortgage loan(3)	1 hotel	March 2016	LIBOR(1) + 2.30%	80,000	80,000
Secured revolving credit facility(4)	Various	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) + 2.25% to 3.75%	—	—
Mortgage loan(3)	1 hotel	March 2017	LIBOR(1) + 2.25% to 2.50%	70,000	—
Mortgage loan(5)	1 hotel	April 2017	5.91%	33,736	33,860
Mortgage loan	2 hotels	April 2017	5.95%	123,661	124,111
Mortgage loan	3 hotels	April 2017	5.95%	251,640	252,556
TIF loan(5) (6)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	2 hotels	November 2019	LIBOR(1) + 2.65%	197,206	197,605
Total				$764,341	$765,230
__________________

(1)	LIBOR rates were 0.176% and 0.171% at March 31, 2015 and December 31, 2014, respectively.

(2)	Base Rate, as defined in our secured revolving credit facility agreement is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%.

(3)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

(4)
Our borrowing capacity under our secured revolving credit facility is $150.0 million. We have an option, subject to lender approval, to further increase the borrowing capacity to an aggregate of $300.0 million. We may use up to $15.0 million for standby letters of credit. The secured revolving credit facility has two one-year extension options subject to advance notice, satisfaction of certain conditions and a 0.25% extension fee.

(5)	These loans are collateralized by the same property.

(6)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See Note 4.
On March 9, 2015, we refinanced our $69.0 million mortgage loan, with an outstanding balance of $69.0 million due September 2015, with a $70.0 million mortgage loan due March 2017, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25% to 2.5%. The mortgage loan is secured by the Pier House Resort in Key West, Florida.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of March 31, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
6. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss attributable to common stockholders – Basic and diluted:
Net loss attributable to the Company	$(206)	$(2,878)
Less: Dividends on common stock	(1,198)	(1,263)
Less: Dividends on unvested restricted shares	(5)	(3)
Undistributed net loss allocated to common stockholders	(1,409)	(4,144)
Add back: Dividends on common stock	1,198	1,263
Distributed and undistributed net loss - basic and diluted	(211)	(2,881)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	24,070	22,308
Weighted average common shares outstanding - diluted	24,070	22,308

Loss per share – basic:
Net loss allocated to common stockholders per share	$(0.01)	$(0.13)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(0.01)	$(0.13)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$5	$3
Loss attributable to redeemable noncontrolling interests in operating partnership	(72)	(1,168)
Total	$(67)	$(1,165)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	36	61
Effect of assumed conversion of operating partnership units	8,516	8,776
Total	8,552	8,837

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. The interest rate derivatives include interest rate caps, which are subject to master netting settlement arrangements. As of March 31, 2015, the maturities on these instruments range from March 2016 to March 2017. All derivatives are recorded at fair value.
In 2015, we entered into an interest rate cap with a notional amount and strike rate of $56.0 million and 4.5%, respectively, which had an effective date of March 2015, a maturity date of March 2017 and a total cost of $8,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $70.0 million and a maturity date of March 2017.
In 2014, we entered into an interest rate cap with a notional amount and strike rate of $80.0 million and 1.50%, respectively, which had an effective date of February 2014, a maturity date of March 2016 and total cost of $93,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $80.0 million and a maturity date of March 2016. In connection with the $69.0 million mortgage loan assumed in connection with the Pier House Resort acquisition, we acquired an interest rate cap with a notional amount and strike rate of $69.0 million and 1.80%, respectively, which had an effective date of September 2013, a maturity date of September 2015 and a total cost of $19,000. This interest rate cap was terminated in March 2015 when the related mortgage loan was refinanced. This instrument was not designated as a cash flow hedge.
In 2014, we entered into an interest rate cap with a notional amount and strike rate of $148.5 million and 4.00%, respectively, which had an effective date of November 2014, a maturity date of December 2016 and a total cost of $33,000. This instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $197.2 million and a maturity date of November 2019.
Marketable Securities and Liabilities Associated with Marketable Securities and Other—We invest in publicly traded equity securities, including put and call options on publicly traded equity securities, which are considered derivatives. As of March 31, 2015, we had investments in these derivatives totaling $1.1 million and liabilities of $917,000. At December 31, 2014, we did not have any investments in these derivatives.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
March 31, 2015
Assets
Derivative assets:
Interest rate derivatives	$—	$11	$11	(1)
Equity put options	820	—	820	(2)
Equity call options	233	—	233	(2)
Non-derivative assets:
Equity - American Depositary Receipt	764	—	764	(2)
Equity securities	44,571	—	44,571	(2)
U.S. treasury securities	15,524	—	15,524	(2)
Total	61,912	11	61,923
Liabilities
Derivative liabilities:
Short equity put options	(310)	—	(310)	(3)
Short equity call options	(607)	—	(607)	(3)
Non-derivative liabilities:
Margin account balance	(9,533)	—	(9,533)	(3)
Total	(10,450)	—	(10,450)
Net	$51,462	$11	$51,473

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2014
Assets
Derivative assets:
Interest rate derivatives	$35	$35	(1)
__________________

(1)	Reported as “derivative assets” in the consolidated balance sheets.

(2)	Reported as “marketable securities” in the consolidated balance sheets.

(3)	Reported as “liabilities associated with marketable securities and other” in the consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2015		2014
Assets
Derivative assets:
Interest rate derivatives	$(32)		$(15)
Equity put options	(629)		—
Equity call options	54		—

Non-derivative assets:
Equity securities	1,388		—
U.S. treasury securities	150		—
Total	931		(15)
Liabilities
Derivative liabilities:
Short equity put options	307		—
Short equity call options	47		—
Net	$1,285		$(15)
Total combined
Interest rate derivatives	$(32)	(1)	$(15)	(1)
Unrealized gain on marketable securities	1,323	(2)	—
Realized loss on marketable securities	(6)	(3)	—
Net	$1,285		$(15)
__________________

(1)	Reported as “unrealized loss on derivatives” in the consolidated statements of operations.

(2)	Reported as “unrealized gain on marketable securities” in the consolidated statements of operations.

(3)	Reported as “other income” in the consolidated statements of operations.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Marketable securities	$61,912	$61,912	$—	$—
Derivative assets	11	11	35	35
Liabilities associated with marketable securities and other	10,450	10,450	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$109,203	$109,203	$171,439	$171,439
Restricted cash	27,457	27,457	29,646	29,646
Accounts receivable, net	13,418	13,418	12,382	12,382
Note receivable	8,098	$10,078 to $11,139	8,098	$10,295 to $11,378
Due from related party, net	742	742	541	541
Due from third-party hotel managers	6,070	6,070	5,504	5,504
Financial liabilities not measured at fair value:
Indebtedness	$764,341	$741,335 to $819,373	$765,230	$747,659 to $826,359
Accounts payable and accrued expenses	30,250	30,250	29,273	29,273
Dividends payable	1,389	1,389	1,425	1,425
Due to Ashford Trust OP, net	335	335	896	896
Due to Ashford Inc.	2,819	2,819	2,546	2,546
Due to third-party hotel managers	860	860	954	954
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at March 31, 2015 and December 31, 2014. We estimated the fair value of the note receivable to be approximately 24.5% to 37.6% higher than the carrying value of $8.1 million at March 31, 2015, and approximately 27.1% to 40.5% higher than the carrying value of $8.1 million at December 31, 2014. This is considered a Level 2 valuation technique.
Marketable securities and liabilities associated with marketable securities and other. Marketable securities consist of U.S. treasury bills, publicly traded equity securities and equity put and call options on certain publicly traded equity securities. Liabilities associated with marketable securities consists of a margin account balance and short equity put and call options. The fair value of these investments is based on quoted market closing prices at the balance sheet dates. This is considered a Level 1 valuation technique. See Notes 2, 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Derivative assets. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of the Company and the counterparties. See Notes 2, 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 97.0% to 107.2% of the carrying value of $764.3 million at March 31, 2015, and approximately 97.7% to 108.0% of the carrying value of $765.2 million at December 31, 2014. This is considered a Level 2 valuation technique.
10. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Ashford Prime OP, which is an allocation of net income/loss attributable to the common unit holders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Beginning one year after issuance, each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, one share of our common stock.
LTIP units, which are issued to certain officers and employees of Ashford LLC as compensation, have vesting periods of three years. Additionally, certain independent members of the Board of Directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of the operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for the operating partnership.
As of March 31, 2015, we have issued a total of 358,000 LTIP units, all of which, other than 3,200 units issued in March 2015, had reached full economic parity with, and are convertible into common units. Expense of $402,000 was recognized for the three months ended March 31, 2015, all of which was associated with LTIP units issued to Ashford LLC’s employees and is included in “advisory services fee” in our consolidated statements of operations for the three months ended March 31, 2015. No expense associated with the issuance of LTIP units was recognized during the three months ended March 31, 2014. The fair value of the unamortized LTIP units, which was $5.3 million at March 31, 2015, will be amortized over a period of 3.0 years.
During the three months ended March 31, 2015, approximately 232,000 common units with an aggregate fair value of $4.0 million at redemption were redeemed for cash at an average price of $17.33. Additionally, 30,000 common units with an aggregate fair value of $515,000 at redemption were converted to shares of our common stock. During the three months ended March 31, 2014, no common units were presented for redemption or converted to shares of our common stock.
Redeemable noncontrolling interests in Ashford Prime OP as of March 31, 2015 and December 31, 2014, were $142.2 million and $149.6 million, respectively, which represented ownership of our operating partnership of 25.86% and 25.88%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2015 and December 31, 2014, included adjustments of $43.3 million and $47.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three months ended March 31, 2015, we allocated net losses of $72,000 to the redeemable noncontrolling interests. For the three months ended March 31, 2014, we allocated net losses of $1.2 million to the redeemable noncontrolling interests. We declared aggregate cash distributions to holders of common units and holders of LTIP units $435,000 and $439,000 for the three months ended March 31, 2015 and 2014, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
11. Equity and Stock-Based Compensation
Dividends—Common stock dividends declared for the three months ended March 31, 2015 and 2014, were $1.2 million and $1.3 million, respectively.
Stock-Based Compensation—Stock-based compensation expense for the three months ended March 31, 2015, was $67,000, which is associated with restricted shares of our common stock issued to Ashford LLC’s employees and included in “advisory services fee”. There was no stock-based compensation expense for the three months ended March 31, 2014.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock Repurchases—On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock for approximately $8.1 million during the three months ended March 31, 2015. As of March 31, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
Noncontrolling Interest in Consolidated Entities—A partner had a noncontrolling ownership interest of 25% in two hotel properties with a total carrying value of $(4.6) million and $(4.5) million at March 31, 2015 and December 31, 2014, respectively. Loss from consolidated entities attributable to this noncontrolling interest was $147,000 for the three months ended March 31, 2015. Loss from consolidated entities attributable to this noncontrolling interest was $405,000 for the three months ended March 31, 2014.
12. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2015, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at March 31, 2015, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from May 14, 2023, through December 31, 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
13. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2015 and December 31, 2014, all of our hotel properties were domestically located.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a wholly-owned subsidiary of Ashford Inc., an affiliate of Ashford Prime and Ashford Trust. “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation, which we refer to as “Ashford Prime TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated entity and are wholly-owned by that entity.
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
Forward looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward looking statements. Factors that could have a material adverse effect on our forward looking statements include, but are not limited to:

•
factors discussed in our Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “2014 10-K”), including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise;

•
our ability to deploy the capital contributions we received in the spin-off and capital we raised in our underwritten public offering and raise additional capital at reasonable costs to repay debts, invest in our properties and fund future acquisitions;

•unanticipated increases in financing and other costs, including a rise in interest rates;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Trust, Ashford LLC, Ashford Inc., Remington Lodging, our executive officers and our non-independent directors;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•
legislative and regulatory changes, including changes to the Internal Revenue Code and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REIT”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
When considering forward looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2014 10-K and any subsequent updates to this disclosure in our Quarterly Reports on Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013, when Ashford Trust, a New York Stock Exchange-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of May 7, 2015, Ashford Trust beneficially owned common units of Ashford Prime OP representing 15.2 of our company on a fully-diluted basis.
We operate in the direct hotel investment segment of the hotel lodging industry. As of May 7, 2015, we owned interests in ten hotels in six states and the District of Columbia with 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own eight of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc. and an affiliate of our Company and Ashford Trust, through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Recent Developments
On March 9, 2015, we refinanced our $69.0 million mortgage loan with an outstanding balance of $69.0 million due September 2015, with a $70.0 million mortgage loan with Credit Agricole. The new loan is due March 2017, and has three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25% to 2.50%. The mortgage loan is secured by the Pier House Resort in Key West, Florida.
Key Indicators of Operating Performance
We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:

•
Occupancy—Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period.

•
ADR—ADR means average daily rate and is calculated by dividing total hotel rooms revenues by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate.

•
RevPAR—RevPAR means revenue per available room and is calculated by multiplying ADR by the average daily occupancy. RevPAR is one of the commonly used measures within the hotel industry to evaluate hotel operations. RevPAR does not include revenues from food and beverage sales or parking, telephone or other non-rooms revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 70% of our total hotel revenue for the three months ended March 31, 2015, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use funds from operations (“FFO”), Adjusted FFO (“AFFO”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”
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
On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the three months ended March 31, 2015. As of March 31, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
Secured Revolving Credit Facility
We have a three-year, $150 million secured revolving credit facility, which we believe will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments. The secured revolving credit facility is provided by a syndicate of financial institutions with Bank of America, N.A. serving as the administrative agent to Ashford Prime OP, as the borrower. We and certain of our subsidiaries guarantee the secured revolving credit facility, which is secured by a pledge of 100% of the equity interests we hold in Ashford Prime OP and 100% of the equity interest issued by any guarantor (other than Ashford Prime) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged (subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the secured revolving credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
The secured revolving credit facility also contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we are subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business, investments, and capital expenditures.
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.5x and beginning December 1, 2015, this ratio will be reduced to 5.75x; provided, however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. Our ratio was 5.88x at March 31, 2015.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.25x and beginning December 1, 2015, this ratio will be increased to 1.35x. Our ratio was 1.76x at March 31, 2015.

•
Indebtedness of the consolidated parties that accrues interest at a variable rate (other than the secured revolving credit facility) that is not subject to a “cap,” “collar,” or other similar arrangement not to exceed 25% of consolidated indebtedness.

•
Consolidated tangible net worth not less than 75% of the consolidated tangible net worth on the closing date of the secured revolving credit facility plus 75% of the net proceeds of any future equity issuances.

•
Secured debt that is secured by real property (excluding the eight hotels we acquired in connection with the spin-off and, if we exercise our option to acquire it, the Crystal Gateway Marriott) not to exceed 70% of the as-is appraised value of such real property.

All financial covenants are tested and certified by the borrower on a quarterly basis. The amounts and effects of the Pier House Resort acquisition were excluded from the calculation of the financial covenants for the first four quarters following such acquisition, but will be included in such calculation beginning with the second quarter of 2015. We were in compliance with all covenants at March 31, 2015.
The secured revolving credit facility includes customary events of default, and the occurrence of an event of default will permit the lenders to terminate commitments to lend under the secured revolving credit facility and accelerate payment of all amounts outstanding thereunder. If a default occurs and is continuing, we will be precluded from making distributions on our shares of common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default does not arise from a payment default or event of insolvency).
Borrowings under the secured revolving credit facility bear interest, at our option, at either LIBOR for a designated interest period plus an applicable margin, or the base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for borrowings under the secured revolving credit facility for base rate loans range from 1.25% to 2.75% per annum and the applicable margin for borrowings under the secured revolving credit facility for LIBOR loans range from 2.25% to 3.75% per annum, depending on the ratio of consolidated indebtedness to EBITDA described above, with the lowest rate applying if such ratio is less than 4x, and the highest rate applying if such ratio is greater than 6.5x.
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 21, 2016, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $300 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of March 31, 2015.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of March 31, 2015, we had $109.2 million of cash and cash equivalents, compared to $171.4 million at December 31, 2014. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities were $39.4 million and $4.5 million for the three months ended March 31, 2015 and 2014, respectively. Cash flows from operations are impacted by changes in hotel operations as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. Cash flows from operations for the three months ended March 31, 2015 were negatively impacted by $50 million as a result of purchases of marketable securities.
Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2015, investing activities used net cash flows of $3.5 million. These cash outlays were primarily attributable to cash outflows of $4.6 million of capital improvements made to various hotel properties partially offset by $1.1 million of net reductions to restricted cash for capital expenditures. For the three months ended March 31, 2014, investing activities used net cash flows of $179.2 million. These cash outlays were primarily attributable to cash outflows of $169.6 million attributable to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort and $9.5 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2015, net cash flows used in financing activities were $19.4 million. Cash outlays consisted of $70.9 million for repayments of indebtedness, $8.8 million for the purchase of our common stock primarily under our share repurchase program, $4.0 million for the redemption of operating partnership units, $2.9 million for distributions to the holder of a noncontrolling interest in consolidated entities, $1.7 million for payments of dividends, payments of loan costs and exit fees of $1.1 million and payments for derivatives of $8,000. These outlays were partially offset by borrowings on indebtedness of $70.0 million. For the three months ended March 31, 2014, net cash flows provided by financing activities were $216.3 million. Cash inflows primarily consisted of net proceeds of $144.0 million from our underwritten public offering and borrowings on indebtedness of $80.0 million. These inflows were partially offset by cash outlays of $3.3 million for payments of loan costs and exit fees, $2.0 million for repayments of indebtedness, $1.2 million for payments of dividends, $1.1 million for payments of spin-off costs and payments for derivatives of $93,000.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table summarizes the changes in key line items from our statements of operations for the three months ended March 31, 2015 and 2014 (in thousands except percentages):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Revenue
Rooms	$54,497	$43,971	$10,526	23.9%
Food and beverage	20,230	15,181	5,049	33.3%
Other	3,022	2,636	386	14.6%
Total hotel revenue	77,749	61,788	15,961	25.8%
Other	40	18	22	122.2%
Total revenue	77,789	61,806	15,983	25.9%
Expenses
Hotel operating expenses:
Rooms	12,978	10,954	2,024	18.5%
Food and beverage	13,069	9,684	3,385	35.0%
Other expenses	20,924	16,624	4,300	25.9%
Management fees	3,104	2,518	586	23.3%
Total hotel expenses	50,075	39,780	10,295	25.9%
Property taxes, insurance and other	4,595	3,667	928	25.3%
Depreciation and amortization	10,517	8,773	1,744	19.9%
Advisory services fee	3,220	2,194	1,026	46.8%
Transaction costs	—	1,593	(1,593)	(100.0)%
Corporate general and administrative	1,123	1,024	99	9.7%
Total expenses	69,530	57,031	12,499	21.9%
Operating income	8,259	4,775	3,484	73.0%
Interest income	4	4	—
Other income	139	—	139
Interest expense and amortization of loan costs	(9,583)	(8,989)	594	6.6%
Write-off of loan costs and exit fees	(54)	—	54
Unrealized gain on marketable securities	1,323	—	1,323
Unrealized loss on derivatives	(32)	(15)	17	113.3%
Income (loss) before income taxes	56	(4,225)	4,281	101.3%
Income tax expense	(481)	(226)	255	112.8%
Net loss	(425)	(4,451)	(4,026)	(90.5)%
Loss from consolidated entities attributable to noncontrolling interest	147	405	(258)	(63.7)%
Net loss attributable to redeemable noncontrolling interests in operating partnership	72	1,168	(1,096)	(93.8)%
Net loss attributable to the Company	$(206)	$(2,878)	$(2,672)	(92.8)%

Net loss represents the operating results of our hotel properties for the three months ended March 31, 2015 and 2014. The results of the Sofitel Chicago Water Tower are included since its acquisition on February 24, 2014, and the results of the Pier House Resort are included since its acquisition on March 1, 2014.
The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Occupancy	78.54%	74.85%
ADR (average daily rate)	$207.97	$194.20
RevPAR (revenue per available room)	$163.35	$145.36
Rooms revenue (in thousands)	$54,497	$43,971
Total hotel revenue (in thousands)	$77,749	$61,788
Net loss attributable to the Company. Net loss attributable to the Company decreased $2.7 million, or 92.8%, from $2.9 million to $206,000 as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $10.5 million, or 23.9%, to $54.5 million during the three months ended March 31, 2015 (the “2015 quarter”) compared to the three months ended March 31, 2014 (the “2014 quarter”). During the 2015 quarter, we experienced a 369 basis point increase in occupancy and a 7.1% increase in room rates as the economy continued to improve. Rooms revenue increased (i) $3.7 million at the Pier House Resort due to its operating results being included for the entire 2015 quarter and a 338 basis point increase in occupancy, slightly offset by a 4.6% decrease in room rates, at the hotel; (ii) $2.0 million at the Sofitel Chicago Water Tower due to its operating results being included for the entire 2015 quarter, partially offset by lower room rates of 5.3% and a 975 basis point decrease in occupancy at the hotel; (iii) $1.2 million at the San Francisco Courtyard Downtown primarily as a result of 3.7% higher room rates and a 986 basis point increase in occupancy at the hotel; (iv) $925,000 at the Philadelphia Courtyard as a result of 3.3% higher room rates and a 1,117 basis point increase in occupancy at the hotel due to a renovation during the 2014 quarter; (v) $605,000 at the Seattle Marriott Waterfront as a result of 7.8% higher room rates and a 421 basis point increase in occupancy at the hotel; (vi) $603,000 at the Hilton La Jolla Torrey Pines as a result of 8.4% higher room rates and a 224 basis point increase in occupancy at the hotel; (vii) $512,000 at the Plano Marriott Legacy Town Center as a result of 8.3% higher room rates and a 193 basis point increase in occupancy at the hotel; (viii) $461,000 at the Tampa Renaissance as a result of 7.6% higher room rates and a 269 basis point increase in occupancy at the hotel; (ix) $331,000 at the Capital Hilton as a result of a 486 basis point increase in occupancy at the hotel; and (x) $206,000 at the Seattle Courtyard Downtown as a result of 12.5% higher room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $5.0 million, or 33.3%, to $20.2 million during the 2015 quarter. This increase is primarily attributable to higher food and beverage revenue of $1.2 million and $1.1 million at the Capital Hilton and the Hilton La Jolla Torrey Pines, respectively, as well as an increase in total food and beverage revenue of $693,000 and $481,000 as a result of the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, respectively, during the 2014 quarter. Additional increases resulted from aggregate higher food and beverage revenue of $1.7 million at the Seattle Marriott Waterfront, the Plano Marriott Legacy Town Center, the San Francisco Courtyard Downtown, the Philadelphia Courtyard and the Tampa Renaissance. These increases were partially offset by lower food and beverage revenue of $115,000 at the Seattle Courtyard Downtown.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $386,000, or 14.6%, to $3.0 million during the 2015 quarter. This increase consisted of $261,000 and $164,000 attributable to the acquisitions of the Pier House Resort and the Sofitel Chicago Water Tower, respectively, during the 2014 quarter. These increases were partially offset by lower other revenue at the Hilton La Jolla Torrey Pines, the Plano Marriott Legacy Town Center, the Seattle Courtyard Downtown and the Seattle Marriott Waterfront.
Other Non-Hotel Revenue. Other non-hotel revenue increased $22,000, or 122.2%, to $40,000 in the 2015 quarter. The increase is attributable to increased Texas margin tax recoveries from hotel guests.
Rooms Expense. Rooms expense increased $2.0 million, or 18.5%, to $13.0 million in the 2015 quarter. The increase is attributable to increased rooms revenue and the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 quarter. Rooms margin increased 110 basis points from 75.1% to 76.2%.

Food and Beverage Expense. Food and beverage expense increased $3.4 million, or 35.0%, to $13.1 million during the 2015 quarter. The increase is attributable to increased food and beverage revenue and the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 quarter.
Other Operating Expenses. Other operating expenses increased $4.3 million, or 25.9%, to $20.9 million in the 2015 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $116,000 in direct expenses and an increase of $4.4 million in indirect expenses and incentive management fees in the 2015 quarter. The direct expenses were 1.2% of total hotel revenue for the 2015 quarter and 1.7% for the 2014 quarter. The increase in indirect expenses is primarily attributable to higher general and administrative costs of $1.5 million, marketing costs of $1.1 million, repairs and maintenance costs of $519,000, incentive management fees of $410,000, energy costs of $180,000 and lease expense of $129,000. Of the increase in indirect expenses, $2.0 million is attributable to the acquisitions of the Pier House Resort and the Sofitel Chicago Water Tower.
Management Fees. Base management fees increased $586,000, or 23.3%, to $3.1 million in the 2015 quarter as a result of higher hotel revenue in the 2015 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $928,000, or 25.3%, to $4.6 million in the 2015 quarter. The increase is primarily attributable to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 quarter.
Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 19.9%, to $10.5 million for the 2015 quarter due to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 quarter and capital expenditures incurred since March 31, 2014.
Advisory Services Fee. Advisory services fee increased $1.0 million, or 46.8%, to $3.2 million in the 2015 quarter as a result of higher base fees of $234,000, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $323,000 and equity-based compensation of $469,000. We are party to an advisory agreement with our advisor, Ashford LLC, which was a subsidiary of Ashford Trust until November 12, 2014, when the spin-off of Ashford Inc. was completed. We recorded an advisory services fee of $3.2 million to Ashford Inc., the parent of Ashford LLC, in the 2015 quarter, which was comprised of a base advisory fee of $2.2 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $546,000 and equity-based compensation of $469,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2014 quarter, we incurred an advisory services fee of $2.2 million to Ashford Trust which was comprised of a base advisory fee of $2.0 million and reimbursable overhead and internal audit, insurance claims advisory and asset management services of $223,000.
Transaction Costs. In the 2015 quarter, we did not incur any transaction costs. We recorded transaction costs of $1.6 million related to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 quarter.
Corporate General and Administrative. Corporate general and administrative expenses increased $99,000, or 9.7%, to $1.1 million in the 2015 quarter as a result of higher professional fees of $224,000 and miscellaneous expense of $6,000 offset by lower public company costs of $131,000.
Interest Income. Interest income was $4,000 for both the 2015 quarter and the 2014 quarter.
Other Income. Other income was $139,000 for the 2015 quarter due to $145,000 of dividends related to marketable securities which was slightly offset by a realized loss on marketable securities of $6,000. In the 2014 quarter, we did not recognize any other income.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $594,000, or 6.6%, to $9.6 million for the 2015 quarter due to the operating results of the Sofitel Chicago Water Tower and the Pier House Resort being included for the entire 2015 quarter, as well as, a higher weighted average interest rate. These increases were partially offset by the refinancing of our $197.8 million mortgage loan in the fourth quarter of 2014 and our $69.0 million mortgage loan in the 2015 quarter. The average LIBOR rates for the 2015 quarter and the 2014 quarter were 0.17% and 0.16%, respectively.
Write-off of Loan Costs and Exit Fees. In the 2015 quarter, we incurred fees of $54,000 in connection with the refinancing of our $69.0 million mortgage loan due September 2015, which had an outstanding balance of $69.0 million. The mortgage loan was replaced with a $70.0 million mortgage loan due March 2017. In the 2014 quarter, we did not incur any write-offs of loan costs.
Unrealized Gain on Marketable Securities. Unrealized gain on marketable securities of $1.3 million is based on changes in closing market prices during the period. There was no unrealized gain/loss on marketable securities for the 2014 quarter.

Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $17,000, or 113.3%, to $32,000. Unrealized loss on derivatives represents unrealized losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense increased $255,000, or 112.8%, to $481,000. The tax expense in the 2014 quarter was reduced by a TRS net operating loss that was generated after the spin-off during the period from November 19, 2013, through December 31, 2013. Tax expense increased in the 2015 quarter primarily because the net operating loss was fully utilized in 2014.
Loss from Consolidated Entities Attributable to Noncontrolling Interest. The noncontrolling interest partner in consolidated entities was allocated losses of $147,000 and $405,000 for the 2015 quarter and the 2014 quarter, respectively. At March 31, 2015, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net losses of $72,000 and $1.2 million for the 2015 quarter and the 2014 quarter, respectively. Redeemable noncontrolling interests represented ownership interests of 25.86% and 28.86% as of March 31, 2015 and 2014, respectively.
Seasonality
Our properties’ respective operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties will be sufficient to enable us to make quarterly distributions to maintain our future REIT status. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize other cash on hand or borrowings to fund distributions required to maintain our REIT status. However, we cannot make any assurances that we will make distributions in the future.
Contractual Obligations and Commitments
There have been no material changes since December 31, 2014, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 10-K.
Off-Balance Sheet Arrangements
We currently have no off-balance-sheet arrangements with any party.
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 10-K. There have been no material changes in these critical accounting policies.

Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and AFFO are made to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization, and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as transaction costs, dead deal costs, write-off of loan costs and exit fees, and non-cash items such as amortization of unfavorable management contract liability, non-employee equity-based compensation, unrealized (gain) loss on marketable securities, unrealized (gain) loss on derivatives and other income. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.
The following table reconciles net loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended March 31,
	2015	2014
Net loss	$(425)	$(4,451)
Loss from consolidated entities attributable to noncontrolling interest	147	405
Net loss attributable to redeemable noncontrolling interests in operating partnership	72	1,168
Net loss attributable to the Company	(206)	(2,878)
Interest income (1)	(4)	(3)
Interest expense and amortization of loan costs (1)	9,208	8,519
Depreciation and amortization (1)	9,788	7,973
Income tax expense	481	226
Net loss attributable to redeemable noncontrolling interests in operating partnership	(72)	(1,168)
EBITDA	19,195	12,669
Amortization of unfavorable management contract liability	(39)	(39)
Write-off of loan costs and exit fees	54	—
Transaction costs	—	1,593
Unrealized gain on marketable securities	(1,323)	—
Unrealized loss on derivatives (1)	29	15
Other income	(139)	—
Non-employee equity-based compensation	469	—
Dead deal costs	272	—
Adjusted EBITDA	$18,518	$14,238
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended March 31,
	2015	2014
Interest expense and amortization of loan costs	$(375)	$(470)
Depreciation and amortization	(729)	(800)
Interest income	—	1
Unrealized loss on derivatives	(3)	—

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets and redeemable noncontrolling interests in operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, transaction costs, dead deal costs and non-cash items such as unrealized (gain) loss on marketable securities, unrealized (gain) loss on derivatives and other income. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the financial statements.
The following table reconciles net loss to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2015	2014
Net loss	$(425)	$(4,451)
Loss from consolidated entities attributable to noncontrolling interest	147	405
Net loss attributable to redeemable noncontrolling interests in operating partnership	72	1,168
Net loss attributable to the Company	(206)	(2,878)
Depreciation and amortization on real estate (1)	9,788	7,973
Net loss attributable to redeemable noncontrolling interests in operating partnership	(72)	(1,168)
FFO available to the Company	9,510	3,927
Unrealized gain on marketable securities	(1,323)	—
Unrealized loss on derivatives (1)	29	15
Other income	(139)	—
Transaction costs	—	1,593
Dead deal costs	272	—
Write-off of loan costs and exit fees	54	—
AFFO available to the Company	$8,403	$5,535
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended March 31,
	2015	2014
Depreciation and amortization on real estate	$(729)	$(800)
Unrealized loss on derivatives	(3)	—

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	547	75%	410
Marriott	Seattle, WA	Full	358	100%	358
Marriott	Plano, TX	Full	404	100%	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100%	499
Courtyard by Marriott	Seattle, WA	Select	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select	405	100%	405
Sofitel Chicago Water Tower	Chicago, IL	Full	415	100%	415
Pier House Resort	Key West, FL	Full	142	100%	142
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296
Renaissance (2)	Tampa, FL	Full	293	100%	293
Total			3,707		3,472
________

(1)	The ground lease expires in 2043.

(2)	The ground lease expires in 2080.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At March 31, 2015, our total indebtedness of $764.3 million included $347.2 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2015, would be approximately $868,000 per year. Interest rate changes will have no impact on the remaining $417.1 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2015, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in Item 1A of our 2014 10-K, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	226,913	$17.52	226,913	$79,915,530
February 1 to February 28	234,485	16.72	234,485	75,995,282
March 1 to March 31 (1)	12,966	16.48	9,666	75,835,840
Total	474,364	$17.10	471,064
__________________

(1)
Includes shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

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
10.1
Loan Agreement, dated as of March 9, 2015, among Ashford Pier House LP, Ashford TRS Pier House LLC, and Credit Agricole (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on
March 16, 2015)

10.2
Recourse Liability Agreement, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on
March 16, 2015)

10.3
Environmental Indemnity, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on
March 16, 2015)

12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Loss; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Submitted electronically with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report.
___________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ASHFORD HOSPITALITY PRIME, INC.

Date:	May 11, 2015	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 11, 2015	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer