Form 10-Q
period 2015-06-30
Ashford Hospitality Prime, Inc.
filed 2015-08-10
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	28,471,214
(Class)	Outstanding at August 6, 2015

ASHFORD HOSPITALITY PRIME, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$180,467	$171,439
Investments in hotel properties, net	978,678	990,303
Restricted cash	29,372	29,646
Accounts receivable, net of allowance of $44 and $47, respectively	13,184	12,382
Inventories	682	696
Note receivable	8,098	8,098
Deferred costs, net	4,508	4,707
Prepaid expenses	3,149	2,422
Investment in unconsolidated entity	50,472	—
Derivative assets	3	35
Other assets	6,712	1,193
Intangible asset, net	2,498	2,542
Due from related party, net	649	541
Due from third-party hotel managers	8,077	5,504
Total assets	$1,286,549	$1,229,508
Liabilities and Equity
Liabilities:
Indebtedness	$762,358	$765,230
Accounts payable and accrued expenses	30,685	29,273
Dividends payable	3,021	1,425
Unfavorable management contract liabilities	237	316
Due to Ashford Trust OP, net	1,343	896
Due to Ashford Inc.	2,404	2,546
Due to third-party hotel managers	1,142	954
Intangible liability, net	3,710	3,739
Other liabilities	1,091	1,131
Total liabilities	805,991	805,510
Commitments and contingencies (Note 14)
5.50% Series A cumulative convertible preferred stock, $0.01 par value, 2,600,000 shares issued and outstanding at June 30, 2015	62,823	—
Redeemable noncontrolling interests in operating partnership	126,600	149,555
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,593,433 and 25,393,433 shares issued and 24,257,456 and 24,464,163 shares outstanding at June 30, 2015 and December 31, 2014, respectively	256	254
Additional paid-in capital	393,921	391,184
Accumulated deficit	(75,506)	(96,404)
Treasury stock, at cost, 1,335,977 and 929,270 shares at June 30, 2015 and December 31, 2014, respectively	(23,053)	(16,130)
Total stockholders’ equity of the Company	295,618	278,904
Noncontrolling interest in consolidated entities	(4,483)	(4,461)
Total equity	291,135	274,443
Total liabilities and equity	$1,286,549	$1,229,508
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Rooms	$67,787	$62,260	$122,284	$106,231
Food and beverage	21,792	18,421	42,022	33,602
Other	3,221	3,243	6,243	5,879
Total hotel revenue	92,800	83,924	170,549	145,712
Other	37	43	77	61
Total revenue	92,837	83,967	170,626	145,773
Expenses
Hotel operating expenses:
Rooms	14,113	13,571	27,091	24,525
Food and beverage	13,539	11,575	26,608	21,259
Other expenses	22,973	20,375	43,897	36,999
Management fees	3,751	3,393	6,855	5,911
Total hotel expenses	54,376	48,914	104,451	88,694
Property taxes, insurance and other	4,601	4,384	9,196	8,051
Depreciation and amortization	10,559	10,706	21,076	19,479
Advisory services fee	3,042	3,945	6,262	6,139
Transaction costs	—	233	—	1,826
Corporate general and administrative	1,185	971	2,308	1,995
Total expenses	73,763	69,153	143,293	126,184
Operating income	19,074	14,814	27,333	19,589
Equity in loss of unconsolidated entity	(820)	—	(820)	—
Interest income	5	6	9	10
Other income	1,153	—	1,292	—
Interest expense and amortization of loan costs	(9,129)	(10,033)	(18,712)	(19,022)
Write-off of loan costs and exit fees	—	—	(54)	—
Unrealized loss on marketable securities	(1,323)	—	—	—
Unrealized loss on derivatives	(8)	(51)	(40)	(66)
Income before income taxes	8,952	4,736	9,008	511
Income tax (expense) benefit	172	(211)	(309)	(437)
Net income	9,124	4,525	8,699	74
(Income) loss from consolidated entities attributable to noncontrolling interest	(125)	182	22	587
Net income attributable to redeemable noncontrolling interests in operating partnership	(2,275)	(1,210)	(2,203)	(42)
Net income attributable to the Company	6,724	3,497	6,518	619
Preferred dividends	(198)	—	(198)	—
Net income attributable to common stockholders	$6,526	$3,497	$6,320	$619
Income per share – basic:
Net income attributable to common stockholders	$0.27	$0.14	$0.26	$0.03
Weighted average common shares outstanding – basic	24,017	25,291	24,043	23,808
Income per share – diluted:
Net income attributable to common stockholders	$0.27	$0.14	$0.26	$0.02
Weighted average common shares outstanding – diluted	24,773	34,396	32,519	32,749
Dividends declared per common share	$0.10	$0.05	$0.15	$0.10
Amounts attributable to common stockholders:
Net income attributable to the Company	$6,724	$3,497	$6,518	$619
Preferred dividends	(198)	—	(198)	—
Net income attributable to common stockholders	$6,526	$3,497	$6,320	$619
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,124	$4,525	$8,699	$74
Other comprehensive income, net of tax:
Total other comprehensive income	—	—	—	—
Total comprehensive income	9,124	4,525	8,699	74
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(125)	182	22	587
Comprehensive income attributable to redeemable noncontrolling interests in operating partnership	(2,275)	(1,210)	(2,203)	(42)
Comprehensive income attributable to the Company	$6,724	$3,497	$6,518	$619
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount			Shares	Amount
Balance at January 1, 2015	25,393	$254	$391,184	$(96,404)	(929)	$(16,130)	$(4,461)	$274,443	$149,555
Purchase of treasury stock	—	—	—	—	(480)	(8,215)	—	(8,215)	—
Equity-based compensation	—	—	435	—	—	—	—	435	730
Issuance of common stock	200	2	3,102	—	—	—	—	3,104	—
Issuance of restricted shares/units	—	—	(782)	—	44	782	—	—	—
Forfeiture of restricted common shares	—	—	9	—	(1)	(14)	—	(5)	—
Dividends declared – common stock	—	—	—	(3,663)	—	—	—	(3,663)	—
Dividends declared – preferred stock	—	—	—	(198)	—	—	—	(198)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,294)
Redemption/ conversion of operating partnership units	—	—	(27)	—	30	524	—	497	(6,353)
Net income	—	—	—	6,518	—	—	(22)	6,496	2,203
Redemption value adjustment	—	—	—	18,241	—	—	—	18,241	(18,241)
Balance at June 30, 2015	25,593	$256	$393,921	$(75,506)	(1,336)	$(23,053)	$(4,483)	$291,135	$126,600
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$8,699	$74
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	21,076	19,479
Equity-based compensation	1,165	1,356
Bad debt expense	59	—
Amortization of loan costs	1,193	848
Write-off of loan costs and exit fees	54	—
Amortization of intangibles	(108)	(107)
Realized and unrealized gain on marketable securities	(1,068)	—
Purchases of marketable securities	(105,878)	—
Sales of marketable securities	55,654	—
Unrealized loss on derivatives	40	66
Equity in loss of unconsolidated entity	820	—
Deferred tax benefit	(875)	—
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Restricted cash	(926)	(1,610)
Accounts receivable and inventories	(886)	(7,104)
Prepaid expenses and other assets	(1,621)	433
Accounts payable and accrued expenses	4,316	4,114
Due to/from related party, net	(108)	(546)
Due to/from third-party hotel managers	(2,385)	14,121
Due to/from Ashford Trust OP, net	198	(8,421)
Due to/from Ashford Inc.	(142)	—
Other liabilities	(40)	120
Net cash provided by (used in) operating activities	(20,763)	22,823

Cash Flows from Investing Activities
Proceeds from property insurance	24	24
Acquisition of hotel properties, net of cash acquired	(3,750)	(169,609)
Change in restricted cash related to improvements and additions to hotel properties	1,200	(18,498)
Improvements and additions to hotel properties	(8,698)	(12,892)
Net cash used in investing activities	(11,224)	(200,975)

Cash Flows from Financing Activities
Borrowings on indebtedness	70,000	80,000
Repayments of indebtedness	(72,872)	(3,974)
Payments of loan costs and exit fees	(1,048)	(3,277)
Payments for derivatives	(8)	(93)
Purchase of treasury shares	(8,875)	—
Payments for spin-off costs	—	(1,091)
Payments for dividends	(3,310)	(2,950)
Issuance of preferred stock	62,823	—
Issuance of common stock	3,104	143,981
Issuance of restricted shares/units	—	19
Forfeiture of restricted shares/units	(5)	(7)
Redemption of operating partnership units	(5,856)	—
Distributions to a noncontrolling interest in a consolidated entity	(2,938)	—
Net cash provided by financing activities	41,015	212,608

Net change in cash and cash equivalents	9,028	34,456
Cash and cash equivalents at beginning of period	171,439	143,776
Cash and cash equivalents at end of period	$180,467	$178,232
Supplemental Cash Flow Information
Interest paid	$17,121	$17,411
Income taxes paid	1,212	573
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Investment in unconsolidated entity	$51,292	$—
Net other assets and liabilities acquired	—	(3,615)
Assumption of debt	—	69,000
Dividends declared but not paid	3,518	1,726
Capital expenditures accrued but not paid	780	1,184
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels in gateway and resort locations. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its financial statements.
We became a public company on November 19, 2013, when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of June 30, 2015, Ashford Trust beneficially owned common units of Ashford Prime OP representing 15.2% of our company on a fully-diluted basis. We are advised by Ashford LLC, our affiliate, through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from, and remains an affiliate of, Ashford Trust. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of June 30, 2015, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed one of our ten hotel properties. Third-party management companies managed the remaining hotel properties.
As of June 30, 2015, we own and operate ten hotels in six states and the District of Columbia. The portfolio includes eight wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,707 total rooms, or 3,472 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of June 30, 2015, all of our ten hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). Prime TRS then engages hotel management companies to operate the hotels under management contracts. As of June 30, 2015, eight of the ten hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc., its majority-owned subsidiaries and a majority-owned consolidated entity in which it has a controlling interest. The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with instructions to Article 10 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures and equipment replacements of approximately 4% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. For purposes of the condensed consolidated statements of cash flows, changes in restricted cash caused by using such funds for debt service, real estate taxes and insurance are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures and equipment replacements are included in cash flows from investing activities.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three and six months ended June 30, 2015 and 2014, there were no impairment charges.
Marketable Securities—Prior to our investment in the AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “REHE Fund”) we held marketable securities. Marketable securities included U.S. treasury bills and publicly traded equity securities and put and call options on certain publicly traded equity securities. All of our investments in marketable securities were recorded at fair value. Put and call options were considered derivatives. The fair value of these investments was determined based on the closing price as of the balance sheet date and was reported as “marketable securities” or “liabilities associated with marketable securities and other” in the condensed consolidated balance sheets. The cost of securities sold was determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains and losses, and costs of investment, is reported as a component of “other income.” Unrealized gains and losses on these investments are reported as “unrealized gain (loss) on marketable securities” in the condensed consolidated statements of operations.
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
Investment in Unconsolidated Entity—We hold an investment in an unconsolidated entity in which we have an ownership interest of 45.3% that is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We review the investment in unconsolidated entity for impairment in each reporting

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

period pursuant to the applicable authoritative accounting guidance. If our analysis indicates that the investment’s estimated fair value is less than the carrying amount, we record an impairment in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded in the three and six months ended June 30, 2015.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
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
Due to/from Ashford Trust OP, net—Due to/from Ashford Trust OP, net, represents payables related to reimbursable expenses as of June 30, 2015. As of December 31, 2014, these payables also included the advisory services fee for the period when Ashford LLC was a subsidiary of Ashford Trust. These receivables and payables are generally settled within a period not exceeding one year.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at June 30, 2015 and December 31, 2014, and is reported in equity in the condensed consolidated balance sheets.
Net income/loss attributable to redeemable noncontrolling interests in operating partnership and income/loss from consolidated entities attributable to noncontrolling interest are reported as deductions/additions from/to net income/loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as reductions/additions from/to comprehensive income/loss.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in the recordation of expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in the recordation expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
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
The entities that own the ten hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The entities that operate the ten hotels are considered taxable corporations for U.S. federal, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime. The entities that operate the two hotels owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries (“TRS”) of Ashford Trust in April 2007, when the partnership was acquired by Ashford Trust.
As of June 30, 2015, Ashford Prime’s wholly-owned TRS had recorded gross deferred tax assets of $1.5 million. After evaluating positive and negative evidence, including the generation of taxable income during the six months ended June 30, 2015, and a carry back potential of certain deferred tax assets, we determined that it is more likely than not that we will utilize a portion of our deferred tax assets. As a result, we released $875,000 of our valuation allowance during the three months ended June 30, 2015, and correspondingly recorded a non-cash income tax benefit of $875,000, which reduced our income tax expense for the three and six months ended June 30, 2015.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, with early adoption permitted. Upon adoption of the standard, we will reclassify deferred financing costs, net, from total assets to be shown net of debt in the liabilities section of our consolidated balance sheet. Adoption of this standard will only affect the presentation of our consolidated balance sheets and related disclosures.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$202,356	$202,356
Buildings and improvements	920,321	918,809
Furniture, fixtures and equipment	58,936	56,623
Construction in progress	2,364	1,557
Total cost	1,183,977	1,179,345
Accumulated depreciation	(205,299)	(189,042)
Investments in hotel properties, net	$978,678	$990,303
4. Note Receivable
As of June 30, 2015 and December 31, 2014, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 6.
5. Investment in Unconsolidated Entity
In June 2015, in exchange for consideration of certain marketable securities, we obtained a 45.3% ownership interest in the REHE Fund. The REHE Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. The REHE Fund invests substantially all of its assets in the AIM Real Estate Hedged Equity Master Fund, LP (the “Master Fund”), and as a consequence of our investment in the REHE Fund, we obtained an indirect interest in the Master Fund. Our maximum loss exposure is limited to our investment in the REHE Fund.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed balance sheet as of June 30, 2015, and the condensed statements of operations for the three and six months ended June 30, 2015, of the REHE Fund (in thousands):
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Balance Sheet

June 30, 2015
Total assets	$111,458
Total liabilities	8
Partners’ capital	111,450
Total liabilities and partners’ capital	$111,458
Our ownership interest in the REHE Fund	$50,472
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Statements of Operations

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Total investment income	$216	$223
Net expenses	(33)	(31)
Net investment income	183	192
Unrealized loss on investments	(3,028)	(2,982)
Realized gain on investments	1,033	1,030
Net loss attributable to the REHE Fund	$(1,812)	$(1,760)
Our equity in loss of the REHE Fund	$(820)	$(820)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The REHE Fund records its investment in the Master Fund at its proportionate share of net assets of the Master Fund. Income (loss) and distributions are allocated to the REHE Fund’s partners based on their respective ownership percentage of the REHE Fund. Our equity in loss in the REHE Fund represents our share of the REHE Fund’s loss from June 1, 2015 through June 30, 2015. We generally may redeem our investment in the REHE Fund on the last business day of a month after providing a 45-day written notice. As of June 30, 2015, we have no unfunded commitments to the REHE Fund. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the REHE Fund’s investment manager and general partner, respectively, but do share pro rata in all other applicable expenses of the REHE Fund.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2015	December 31, 2014
Mortgage loan	1 hotel	September 2015	LIBOR(1) + 4.90%	$—	$69,000
Mortgage loan(3)	1 hotel	March 2016	LIBOR(1) + 2.30%	80,000	80,000
Secured revolving credit facility(4)	Various	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) + 2.25% to 3.75%	—	—
Mortgage loan(3)	1 hotel	March 2017	LIBOR(1) + 2.25% to 2.50%	70,000	—
Mortgage loan(5)	1 hotel	April 2017	5.91%	33,621	33,860
Mortgage loan	2 hotels	April 2017	5.95%	123,246	124,111
Mortgage loan	3 hotels	April 2017	5.95%	250,794	252,556
TIF loan(5) (6)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	2 hotels	November 2019	LIBOR(1) + 2.65%	196,599	197,605
Total				$762,358	$765,230
__________________

(1)	LIBOR rates were 0.187% and 0.171% at June 30, 2015 and December 31, 2014, respectively.

(2)	Base Rate, as defined in our secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%.

(3)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

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
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of June 30, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders – Basic and diluted:
Net income attributable to the Company	$6,724	$3,497	$6,518	$619
Less: Dividends on preferred stock	(198)	—	(198)	—
Less: Dividends on common stock	(2,418)	(1,265)	(3,616)	(2,528)
Less: Dividends on performance stock units	(35)	—	(35)	—
Less: Dividends on unvested restricted shares	(8)	(5)	(13)	(8)
Less: Net income allocated to performance stock units	(9)	—	(3)	—
Less: Net income allocated to unvested shares	(14)	—	(10)	—
Undistributed net income allocated to common stockholders	4,042	2,227	2,643	(1,917)
Add back: Dividends on common stock	2,418	1,265	3,616	2,528
Distributed and undistributed net income – basic	$6,460	$3,492	$6,259	$611
Net income attributable to redeemable noncontrolling interests in operating partnership	—	1,210	2,203	42
Dividends on Series A Preferred Stock	198	—	—	—
Distributed and undistributed net income – diluted	$6,658	$4,702	$8,462	$653

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	24,017	25,291	24,043	23,808
Effect of assumed conversion of operating partnership units	—	9,105	8,476	8,941
Effect of assumed conversion of Series A Preferred Stock	756	—	—	—
Weighted average common shares outstanding – diluted	24,773	34,396	32,519	32,749

Income per share – basic:
Net income allocated to common stockholders per share	$0.27	$0.14	$0.26	$0.03
Income per share – diluted:
Net income allocated to common stockholders per share	$0.27	$0.14	$0.26	$0.02

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income allocated to common stockholders is not adjusted for:
Net income allocated to performance stock units	$44	$—	$38	$—
Net income allocated to unvested restricted shares	22	13	23	8
Net income attributable to redeemable noncontrolling interests in operating partnership	2,275	—	—	—
Dividends on Series A Preferred Stock	—	—	198	—
Total	$2,341	$13	$259	$8
Weighted average diluted shares are not adjusted for:
Effect of performance stock units	27	—	14	—
Effect of unvested restricted shares	14	68	25	64
Effect of assumed conversion of operating partnership units	8,437	—	—	—
Effect of assumed conversion of Series A Preferred Stock	—	—	378	—
Total	8,478	68	417	64

8. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt as a way to potentially improve cash flows. The interest rate derivatives include interest rate caps, which are subject to master netting settlement arrangements. As of June 30, 2015, the maturities on these instruments ranged from March 2016 to March 2017. All derivatives are recorded at fair value.
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
In 2014, we entered into an interest rate cap with a notional amount and strike rate of $148.5 million and 4.00%, respectively, which had an effective date of November 2014, a maturity date of December 2016 and a total cost of $33,000. This instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $196.6 million and a maturity date of November 2019.

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

	Significant Other Observable Inputs (Level 2)	Total
June 30, 2015
Assets
Derivative assets:
Interest rate derivatives	$3	$3	(1)

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2014
Assets
Derivative assets:
Interest rate derivatives	$35	$35	(1)
__________________

(1)	Reported as “derivative assets” in the condensed consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Assets
Derivative assets:
Interest rate derivatives	$(8)		$(51)		$(40)		$(66)
Equity put options	(388)		—		(1,017)		—
Equity call options	(31)		—		23		—

Non-derivative assets:
Equity - American Depositary Receipt	(75)		—		(75)		—
Equity securities	(828)		—		560		—
U.S. treasury securities	(97)		—		53		—
Total	(1,427)		(51)		(496)		(66)
Liabilities
Derivative liabilities:
Short equity put options	373		—		680		—
Short equity call options	797		—		844		—
Net	$(257)		$(51)		$1,028		$(66)
Total combined
Interest rate derivatives	$(8)	(1)	$(51)	(1)	$(40)	(1)	$(66)	(1)
Unrealized loss on marketable securities	(1,323)	(2)	—		—		—
Realized gain on marketable securities	1,074	(3)	—		1,068	(3)	—
Net	$(257)		$(51)		$1,028		$(66)
__________________

(1)	Reported as “unrealized loss on derivatives” in the condensed consolidated statements of operations.

(2)	Reported as “unrealized loss on marketable securities” in the condensed consolidated statements of operations.

(3)	Reported as “other income” in the condensed consolidated statements of operations.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$3	$3	$35	$35
Financial assets not measured at fair value:
Cash and cash equivalents	$180,467	$180,467	$171,439	$171,439
Restricted cash	29,372	29,372	29,646	29,646
Accounts receivable, net	13,184	13,184	12,382	12,382
Note receivable	8,098	$9,890 to $10,931	8,098	$10,295 to $11,378
Due from related party, net	649	649	541	541
Due from third-party hotel managers	8,077	8,077	5,504	5,504
Financial liabilities not measured at fair value:
Indebtedness	$762,358	$739,506 to $817,350	$765,230	$747,659 to $826,359
Accounts payable and accrued expenses	30,685	30,685	29,273	29,273
Dividends payable	3,021	3,021	1,425	1,425
Due to Ashford Trust OP, net	1,343	1,343	896	896
Due to Ashford Inc.	2,404	2,404	2,546	2,546
Due to third-party hotel managers	1,142	1,142	954	954
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at June 30, 2015 and December 31, 2014. We estimated the fair value of the note receivable to be approximately 22.1% to 35.0% higher than the carrying value of $8.1 million at June 30, 2015 and approximately 27.1% to 40.5% higher than the carrying value of $8.1 million at December 31, 2014. This is considered a Level 2 valuation technique.
Derivative assets. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of the Company and the counterparties. See Notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 97.0% to 107.2% of the carrying value of $762.4 million at June 30, 2015 and approximately 97.7% to 108.0% of the carrying value of $765.2 million at December 31, 2014. This is considered a Level 2 valuation technique.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. Redeemable Noncontrolling Interests in Operating Partnership
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
As of June 30, 2015, we have issued a total of 365,000 LTIP units, all of which, other than approximately 3,000 units issued in March 2015 and 6,000 units issued May 2015, had reached full economic parity with, and are convertible into, common units. Expense of $328,000 and $730,000 was recognized for the three and six months ended June 30, 2015, of which $226,000 and $628,000, respectively, was associated with LTIP units issued to Ashford LLC’s employees, which amounts are included in “advisory services fee” and $102,000 was associated with LTIP units issued to our independent directors for both the three and six months ended June 30, 2015, which is included in “corporate general and administrative” expense in our condensed consolidated statements of operations. Expense of $1.1 million was recognized for both the three and six months ended June 30, 2014, of which $1.0 million associated with LTIP units issued to Ashford LLC’s employees is included in “advisory services fee” and $49,000 associated with LTIP units issued to our independent directors is included in “corporate general and administrative” expense. The fair value of the unrecognized cost of LTIP units, which was $3.2 million at June 30, 2015, will be expensed over a period of 2.7 years.
During the three months ended June 30, 2015, approximately 113,000 common units with an aggregate fair value of $1.8 million at redemption were redeemed for cash at an average price of $16.23. During the six months ended June 30, 2015, approximately 345,000 common units with an aggregate fair value of $5.9 million at redemption were redeemed for cash at an average price of $16.97. Additionally, 30,000 common units with an aggregate fair value of $497,000 at redemption were redeemed for shares of our common stock during the six months ended June 30, 2015. During the three and six months ended June 30, 2014, no common units were redeemed for cash or shares of our common stock.
Redeemable noncontrolling interests in Ashford Prime OP as of June 30, 2015 and December 31, 2014, were $126.6 million and $149.6 million, respectively, which represented ownership of our operating partnership of 25.85% and 25.88%, respectively. The carrying value of redeemable noncontrolling interests as of June 30, 2015 and December 31, 2014, included adjustments of $27.4 million and $47.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three and six months ended June 30, 2015, we allocated net income of $2.3 million and $2.2 million to the redeemable noncontrolling interests, respectively. For the three and six months ended June 30, 2014, we allocated net income of $1.2 million and $42,000 to the redeemable noncontrolling interests, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $859,000 and $1.3 million for the three and six months ended June 30, 2015, respectively, and $456,000 and $895,000 for the three and six months ended June 30, 2014, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
12. Equity and Stock-Based Compensation
Equity Offering—On June 9, 2015, we commenced a private placement of 200,000 shares of common stock at $15.52 per share for gross proceeds of $3.1 million. The offering closed on June 11, 2015. The net proceeds from the sale of the shares after discounts and offering expenses were approximately $3.1 million.
Dividends—Common stock dividends declared for the three and six months ended June 30, 2015, were $2.5 million and $3.7 million, respectively. Common stock dividends declared for the three and six months ended June 30, 2014, were $1.2 million and $2.5 million, respectively. On May 13, 2015, our Board of Directors increased our quarterly cash dividend from $0.05 to $0.10 per share of our common stock beginning with the second quarter 2015 dividend.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Performance Stock Units—On June 8, 2015, the Compensation Committee of the Board of Directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of 350,000 PSUs that will be settled in shares of common stock of the Company or common partnership units of the operating partnership, at the executive’s election, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2015 and ends on December 31, 2017. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return, as determined by the Company’s Compensation Committee.
Stock-Based Compensation—Stock-based compensation expense for the three and six months ended June 30, 2015, was $368,000 and $435,000, respectively. For the three and six months ended June 30, 2015, expense of $78,000 and $145,000, respectively, is associated with restricted shares of our common stock issued to Ashford LLC’s employees and included in “advisory services fee.” At June 30, 2015, the unrecognized cost of the unvested shares of restricted stock issued to Ashford LLC’s employees was $931,000 which will be expensed over a period of 2.7 years. For both the three and six months ended June 30, 2015, $137,000 of expense is associated with PSUs issued to certain executive officers and included in “advisory services fee.” At June 30, 2015, the unrecognized cost of the unvested PSUs was $5.7 million which will be expensed over a period of 2.5 years. For both the three and six months ended June 30, 2015, $153,000 of expense is associated with shares of our common stock issued to our independent directors and included in “corporate general and administrative” expense on our condensed consolidated statements of operations. Stock-based compensation expense for both the three and six months ended June 30, 2014, was $266,000, of which $69,000 is associated with restricted shares of our common stock issued to Ashford LLC’s employees and included in “advisory services fee” and $197,000 is associated with shares of our common stock issued to our independent directors and included in “corporate general and administrative” expense on our condensed consolidated statements of operations.
Stock Repurchases—On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the six months ended June 30, 2015. No shares were repurchased during the three months ended June 30, 2015. As of June 30, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
Noncontrolling Interest in Consolidated Entities—A partner had a noncontrolling ownership interest of 25% in two hotel properties with a total carrying value of $(4.5) million at both June 30, 2015 and December 31, 2014. (Income) loss from consolidated entities attributable to this noncontrolling interest was $(125,000) and $22,000 for the three and six months ended June 30, 2015, respectively. Loss from consolidated entities attributable to this noncontrolling interest was $182,000 and $587,000 for the three and six months ended June 30, 2014, respectively.
13. 5.5% Series A Cumulative Convertible Preferred Stock
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our 5.5% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 million (net purchase price of $24.4125 per share). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.8 million. At June 30, 2015, we had 2.6 million outstanding shares of Series A Preferred Stock. Due to certain redemption features that are not under our control, the Series A Preferred Stock is classified outside of permanent equity.
Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, into a number of whole shares of common stock at an initial conversion price of $18.90 (which represents an initial conversion rate of 1.3228 shares of our common stock, subject to certain adjustments). The Series A Preferred Stock is also subject to conversion upon certain events constituting a change of control. Holders of the Series A Preferred Stock have no voting rights, subject to certain exceptions.
Commencing June 11, 2016, the Company may, at its option, cause the Series A Preferred Stock to be converted in whole or in part, on a pro rata basis, into fully paid and nonassessable shares of the Company’s common stock at the conversion price, provided that the “Closing Bid Price” (as defined in the Articles Supplementary) of the Company’s common stock shall have equaled or exceeded 110% of the conversion price for the immediately preceding 45 consecutive trading days ending three days prior to the date of notice of conversion.  In the event of such mandatory conversion, the Company shall pay holders of the Series A

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Preferred Stock any additional dividend payment to make the holder whole on dividends expected to be received through June 11, 2019, in an amount equal to the net present value, where the discount rate is the dividend rate on the Series A Preferred Stock, of the difference between (i) the annual dividend payments the holders of Series A Preferred Stock would have received in cash from the date of the mandatory conversion to June 11, 2019, and (ii) the common stock quarterly dividend payments the holders of Series A Preferred Stock would have received over the same time period had such holders held common stock.
The Series A Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the three months ended June 30, 2015, we declared dividends of $198,000 with respect to shares of Series A Preferred Stock.
14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2015, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at June 30, 2015, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from May 14, 2023, through December 31, 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2015 and December 31, 2014, all of our hotel properties were domestically located.
16. Related Party Transactions
In connection with our spin-off, we entered into an advisory agreement with Ashford LLC, as amended, which was an indirect subsidiary of Ashford Trust until November 12, 2014, when its parent company, Ashford Inc. was spun off by Ashford Trust. Ashford LLC acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum. The applicable base fee depends on where our total market capitalization falls in a range from less than $6.0 billion to greater than $10.0 billion. At June 30, 2015, the quarterly base fee was 0.70% based on our current total market capitalization. We are also required to pay Ashford LLC an incentive fee that is based on our total shareholder return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On June 10, 2015, the independent directors of the Company approved an amended and restated advisory agreement with Ashford LLC, effective as of June 10, 2015. The amendments, among other things: permit the Company to engage an asset manager other than Ashford LLC with respect to any new properties acquired by the Company, if the Company and Ashford LLC determine that such property would be uneconomic to the Company without incentives; shorten the initial term of the advisory agreement to ten years; extend the renewal terms to five years; provide for key money investments by Ashford LLC to facilitate the Company’s acquisition of properties under certain conditions, including Ashford LLC becoming the asset manager for the acquired property and receiving related asset management and other fees, as applicable; adjust the base fee payable to Ashford LLC to a declining sliding scale percentage of total market capitalization of the Company above $6.0 billion; clarify the calculation of the termination fee; allow Ashford LLC to terminate the Advisory Agreement upon a Company Change of Control (as defined in the advisory agreement) and require the Company to pay a termination fee to Ashford LLC upon such termination; and grant Ashford LLC repurchase rights with respect to its shares held by the Company upon any termination of the advisory agreement.
For the period from January 1, 2014 to November 11, 2014, we incurred advisory services fees to Ashford Trust. Beginning November 12, 2014, we incurred advisory services fees to Ashford Inc. The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advisory services fee
Base advisory fee	$2,164	$2,238	$4,369	$4,209
Reimbursable fees (1)	436	597	982	820
Equity-based compensation (2)	442	1,110	911	1,110
Incentive management fee	—	—	—	—
	$3,042	$3,945	$6,262	$6,139
________

(1)	Reimbursable fees include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
At June 30, 2015, we had a payable of $1.3 million included in due to Ashford Trust OP, net, associated with reimbursable expenses. At December 31, 2014, we had a payable of $896,000 included in due to Ashford Trust OP, net, associated with the advisory services fee discussed above. At June 30, 2015 and December 31, 2014, we had a payable of $2.4 million and $2.5 million, respectively, included in due to Ashford Inc. associated with the advisory services fee.
17. Subsequent Events
On July 9, 2015, we acquired a 100% interest in the Bardessono Hotel and Spa in Yountville, California, for a total consideration of $85.0 million. The acquisition was funded with proceeds from the recently completed preferred stock offering and cash on hand. Ashford Inc. agreed to provide $2.0 million of key money consideration by paying approximately $206,000 in cash and issuing 19,897 shares of Ashford Inc. common stock to Ashford Prime. We are in the process of evaluating the values assigned to investment in hotel property, property level working capital balances and any potential intangibles. The results of operations of the hotel property will be included in our operations beginning on July 9, 2015.
The following table reflects the unaudited pro forma results of operations, based on preliminary allocations, as if the acquisition had occurred on January 1, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenue	$97,961	$88,649	$179,007	$153,340
Net income (loss)	9,422	4,950	8,011	(525)
On July 13, 2015, Ashford Trust announced that its board of directors had declared the distribution (1) to its stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Prime OP common units and (2) to the common unit holders of Ashford Hospitality Trust Limited Partnership of its remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unit holders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, Ashford Trust has no ownership interest in Ashford Prime. As a result of Ashford Trust's distribution of its remaining common units of Ashford Prime OP and shares of common stock of Ashford Prime, the Prime TRSs revoked their elections to be taxable REIT subsidiaries of Ashford Trust.
On July 14, 2015, we entered into two interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively, which had an effective date of July 2015 and a maturity date of July 2020, for a total cost of $3.5 million.
On July 31, 2015, we entered into a block trade with an unaffiliated third party to purchase approximately 175,000 shares of Ashford Inc. common stock at $95.00 per share, which is approximately equal to the 90-day volume weighted average share price, for a total cost of approximately $16.6 million. The block trade settled on August 4, 2015.

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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	anticipated acquisitions or dispositions; and

•	the impact of technology on our operations and business.
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

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

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise;

•	our ability to deploy capital and raise additional capital at reasonable costs to repay debts, invest in our properties and fund future acquisitions;
•unanticipated increases in financing and other costs, including a rise in interest rates;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Trust, Ashford LLC, Ashford Inc., Remington Lodging, our executive officers and our non-independent directors;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•
legislative and regulatory changes, including changes to the Internal Revenue Code and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REIT”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2014 10-K and any subsequent updates to this disclosure in our Quarterly Reports on Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
We are an externally-advised Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels in gateway and resort locations. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $149 for the year ended December 31, 2014. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We were formed as a Maryland corporation in April 2013 and became a public company on November 19, 2013, when Ashford Trust, a New York Stock Exchange-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. As of June 30, 2015, Ashford Trust beneficially owned common units of Ashford Prime OP representing 15.2% of our company on a fully-diluted basis. On July 13, 2015, Ashford Trust announced that its board of directors had declared the distribution (1) to its stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unit holders of Ashford Hospitality Trust Limited Partnership of its remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unit holders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, Ashford Trust has no ownership interest in Ashford Prime.
We operate in the direct hotel investment segment of the hotel lodging industry. As of August 6, 2015, we owned interests in 11 hotels in six states and the District of Columbia with 3,769 total rooms, or 3,534 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway and resort locations with favorable growth characteristics resulting from multiple demand generators. We own nine of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
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
On May 13, 2015, our Board of Directors increased our quarterly cash dividend from $0.05 to $0.10 per share of our common stock and common units beginning with the second quarter dividend.
On June 9, 2015, we commenced a private placement of 200,000 shares of common stock at $15.52 per share for gross proceeds of $3.1 million. The offering closed on June 11, 2015. The net proceeds from the sale of the shares after discounts and offering expenses were approximately $3.1 million.
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our 5.5% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 (net purchase price of $24.4125). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.8 million.
On June 10, 2015, the independent directors of the Company approved an amended and restated advisory agreement with Ashford LLC, effective as of June 10, 2015. The amendments, among other things: permit the Company to engage an asset manager other than Ashford LLC with respect to any new properties acquired by the Company, if the Company and Ashford LLC determine that such property would be uneconomic to the Company without incentives; shorten the initial term of the advisory agreement to ten years; extend the renewal terms to five years; provide for key money investments by Ashford LLC to facilitate the Company’s acquisition of properties under certain conditions, including Ashford LLC becoming the asset manager for the acquired property and receiving related asset management and other fees, as applicable; adjust the base fee payable to Ashford LLC to a declining sliding scale percentage of total market capitalization of the Company above $6 billion; clarify certain the calculation of the termination fee; allow Ashford LLC to terminate the Advisory Agreement upon a Company Change of Control (as defined in the advisory agreement) and require the Company to pay a termination fee to Ashford LLC upon such termination; and grant Ashford LLC repurchase rights with respect to its shares held by the Company upon any termination of the advisory agreement.
On July 9, 2015, we acquired a 100% interest in the Bardessono Hotel and Spa in Yountville, California, for a total consideration of $85.0 million. The acquisition was funded with proceeds from the recently completed preferred stock offering and cash on hand. Ashford Inc. agreed to provide $2.0 million of key money consideration by paying approximately $206,000 in cash and issuing 19,897 shares of Ashford Inc. common stock to Ashford Prime. We are in the process of evaluating the values assigned to investment in hotel property, property level working capital balances and any potential intangibles.
On July 31, 2015, we entered into a block trade with an unaffiliated third party to purchase approximately 175,000 shares of Ashford Inc. common stock at a price of $95.00 per share, which is approximately equal to the 90-day volume weighted average price, for a total cost of approximately $16.6 million. The block trade settled on August 4, 2015.
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

We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 73% and 72% of our total hotel revenue for the three and six months ended June 30, 2015, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotels, including:

•	advisory fees payable to Ashford LLC;

•	recurring maintenance necessary to maintain our hotels in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness, including our secured revolving credit facility (see “Contractual Obligations and Commitments”);

•	distributions necessary to qualify for taxation as a REIT;

•	dividends on preferred stock; and

•	capital expenditures to improve our hotels.
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
On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the six months ended June 30, 2015. As of June 30, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.

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
On June 9, 2015, we commenced a private placement of 200,000 shares of common stock at $15.52 per share for gross proceeds of $3.1 million. The offering closed on June 11, 2015. The net proceeds from the sale of the shares after discounts and offering expenses were approximately $3.1 million.
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our 5.5% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 (net purchase price of $24.4125). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.8 million.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.5x and beginning December 1, 2015, this ratio will be reduced to 5.75x; provided, however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. Our ratio was 5.43x at June 30, 2015.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.25x and beginning December 1, 2015, this ratio will be increased to 1.35x. Our ratio was 1.85x at June 30, 2015.

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

•	Secured debt that is secured by real property (excluding the eight hotels we acquired in connection with the spin-off) not to exceed 70% of the as-is appraised value of such real property.
All financial covenants are tested and certified by the borrower on a quarterly basis. The amounts and effects of the Pier House Resort acquisition were excluded from the calculation of the financial covenants for the first four quarters following such acquisition, but were included in such calculation beginning with the second quarter of 2015. We were in compliance with all covenants at June 30, 2015.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 21, 2016, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $300 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of June 30, 2015.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of June 30, 2015, we had $180.5 million of cash and cash equivalents, compared to $171.4 million at December 31, 2014. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $20.8 million for the six months ended June 30, 2015. Net cash flows provided by operating activities were $22.8 million for the six months ended June 30, 2014. Cash flows from operations are impacted by changes in hotel operations as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. Cash flows from operations for the six months ended June 30, 2015 were negatively impacted by $50 million as a result of the net purchases of marketable securities.
Net Cash Flows Used in Investing Activities. For the six months ended June 30, 2015, investing activities used net cash flows of $11.2 million. These cash outlays were primarily attributable to cash outflows of $8.7 million of capital improvements made to various hotel properties and a $3.8 million deposit attributable to the acquisition of the Bardessono Hotel and Spa, partially offset by $1.2 million of net reductions to restricted cash for capital expenditures. For the six months ended June 30, 2014, investing activities used net cash flows of $201.0 million. These cash outlays were primarily attributable to cash outflows of $169.6 million attributable to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, $18.5 million of net deposits to restricted cash for capital expenditures and $12.9 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by Financing Activities. For the six months ended June 30, 2015, net cash flows provided by financing activities were $41.0 million. Cash inflows primarily consisted of borrowings on indebtedness of $70.0 million, proceeds from the issuance of preferred stock of $62.8 million and proceeds from a private placement of common stock of $3.1 million. These inflows were partially offset by cash outlays of $72.9 million for repayments of indebtedness, $8.9 million for the purchase of our common stock primarily under our share repurchase program, $5.9 million for the redemption of operating partnership units, $3.3 million for payments of dividends, $2.9 million for distributions to the holder of a noncontrolling interest in consolidated entities, payments of loan costs and exit fees of $1.0 million and payments for derivatives of $8,000. For the six months ended June 30, 2014, net cash flows provided by financing activities were $212.6 million. Cash inflows primarily consisted of net proceeds of $144.0 million from our underwritten public offering and borrowings on indebtedness of $80.0 million. These inflows were partially offset by cash outlays of $4.0 million for repayments of indebtedness, $3.3 million for payments of loan costs and exit fees, $3.0 million for payments of dividends, $1.1 million for payments of spin-off costs and payments for derivatives of $93,000.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table summarizes the changes in key line items from our statements of operations for the three months ended June 30, 2015 and 2014 (in thousands except percentages):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue
Rooms	$67,787	$62,260	$5,527	8.9%
Food and beverage	21,792	18,421	3,371	18.3
Other	3,221	3,243	(22)	(0.7)
Total hotel revenue	92,800	83,924	8,876	10.6
Other	37	43	(6)	(14.0)
Total revenue	92,837	83,967	8,870	10.6
Expenses
Hotel operating expenses:
Rooms	14,113	13,571	542	4.0
Food and beverage	13,539	11,575	1,964	17.0
Other expenses	22,973	20,375	2,598	12.8
Management fees	3,751	3,393	358	10.6
Total hotel expenses	54,376	48,914	5,462	11.2
Property taxes, insurance and other	4,601	4,384	217	4.9
Depreciation and amortization	10,559	10,706	(147)	(1.4)
Advisory services fee	3,042	3,945	(903)	(22.9)
Transaction costs	—	233	(233)	(100.0)
Corporate general and administrative	1,185	971	214	22.0
Total expenses	73,763	69,153	4,610	6.7
Operating income	19,074	14,814	4,260	28.8
Equity in loss of unconsolidated entity	(820)	—	820
Interest income	5	6	(1)	(16.7)
Other income	1,153	—	1,153
Interest expense and amortization of loan costs	(9,129)	(10,033)	(904)	(9.0)
Unrealized loss on marketable securities	(1,323)	—	1,323
Unrealized loss on derivatives	(8)	(51)	(43)	(84.3)
Income before income taxes	8,952	4,736	4,216	89.0
Income tax (expense) benefit	172	(211)	383	181.5
Net income	9,124	4,525	4,599	101.6
(Income) loss from consolidated entities attributable to noncontrolling interest	(125)	182	307	168.7
Net income attributable to redeemable noncontrolling interests in operating partnership	(2,275)	(1,210)	1,065	88.0
Net income attributable to the Company	$6,724	$3,497	$3,227	92.3%

Net income represents the operating results of our hotel properties for the three months ended June 30, 2015 and 2014. The results of the Chicago Sofitel are included since its acquisition on February 24, 2014 and the results of the Pier House Resort are included since its acquisition on March 1, 2014. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Occupancy	86.41%	85.29%
ADR (average daily rate)	$232.44	$216.55
RevPAR (revenue per available room)	$200.86	$184.70
Rooms revenue (in thousands)	$67,787	$62,260
Total hotel revenue (in thousands)	$92,800	$83,924
Net income attributable to the Company. Net income attributable to the Company increased $3.2 million, or 92.3% to $6.7 million as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $5.5 million, or 8.9%, to $67.8 million during the three months ended June 30, 2015 (the “2015 quarter”) compared to the three months ended June 30, 2014 (the “2014 quarter”). During the 2015 quarter, we experienced a 112 basis point increase in occupancy and a 7.3% increase in room rates as the economy continued to improve. Rooms revenue increased (i) $1.1 million at the Seattle Marriott Waterfront primarily as a result of 13.5% higher room rates and a 281 basis point increase in occupancy at the hotel; (ii) $1.0 million at the Philadelphia Courtyard primarily as a result of 11.4% higher room rates and a 249 basis point increase in occupancy at the hotel; (iii) $710,000 at the Hilton La Jolla Torrey Pines primarily as a result of 8.4% higher room rates and a 390 basis point increase in occupancy at the hotel; (iv) $614,000 at the Capital Hilton as a result of 7.3% higher room rates, slightly offset by a 230 basis point decrease in occupancy at the hotel; (v) $497,000 at the San Francisco Courtyard Downtown as a result of 6.0% higher room rates at the hotel; (vi) $477,000 at the Seattle Courtyard Downtown as a result of 12.5% higher room rates and a 138 basis point increase in occupancy at the hotel; (vii) $462,000 at the Plano Marriott Legacy Town Center as a result of 9.1% higher room rates at the hotel; (viii) $270,000 at the Sofitel Chicago Water Tower as a result of 2.5% higher room rates at the hotel; (ix) $265,000 at the Pier House Resort as a result of a 482 basis point increase in occupancy at the hotel; and (x) $141,000 at the Tampa Renaissance as a result of 2.9% higher room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $3.4 million, or 18.3%, to $21.8 million during the 2015 quarter. This increase is primarily attributable to increases in food and beverage revenue of $1.4 million, $875,000 and $797,000 at the Hilton La Jolla Torrey Pines, the Capital Hilton and the Plano Marriott Legacy Town Center, respectively. Additional increases resulted from aggregate increases in food and beverage revenue of $869,000 at the Seattle Marriott Waterfront, the San Francisco Courtyard Downtown, the Tampa Renaissance, the Philadelphia Courtyard and the Pier House Resort. These increases were partially offset by decreases in food and beverage revenue of $568,000 and $31,000 at the Sofitel Chicago Water Tower and the Seattle Courtyard Downtown, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, decreased $22,000, or 0.7%, to $3.2 million.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $6,000, or 14.0%, to $37,000 in the 2015 quarter. The decrease is attributable to a decrease in Texas margin tax recoveries from hotel guests.
Rooms Expense. Rooms expense increased $542,000, or 4.0%, to $14.1 million in the 2015 quarter. The increase is attributable to increased rooms revenue. Rooms margin increased 100 basis points from 78.2% to 79.2%.
Food and Beverage Expense. Food and beverage expense increased $2.0 million, or 17.0%, to $13.5 million during the 2015 quarter. The increase is attributable to increased food and beverage revenue.
Other Operating Expenses. Other operating expenses increased $2.6 million, or 12.8%, to $23.0 million in the 2015 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $462,000 in direct expenses and an increase of $3.1 million in indirect expenses and incentive management fees in the 2015 quarter. The direct expenses were 1.1% of total hotel revenue for the 2015 quarter and 1.7% for the 2014 quarter. The increase in indirect expenses is primarily attributable to an increase in incentive management fees of $1.2 million, an increase in general and administrative costs of $964,000, an increase in marketing costs of $522,000, an increase in lease expense of $179,000, an increase in repairs and maintenance of $139,000 and an increase in energy costs of $65,000.
Management Fees. Base management fees increased $358,000, or 10.6%, to $3.8 million in the 2015 quarter as a result of higher hotel revenue in the 2015 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $217,000, or 4.9%, to $4.6 million in the 2015 quarter. The increase is primarily attributable to higher accruals based on higher estimated property tax value assessments.
Depreciation and Amortization. Depreciation and amortization decreased $147,000, or 1.4%, to $10.6 million for the 2015 quarter due to certain assets becoming fully depreciated since June 30, 2014.
Advisory Services Fee. Advisory services fee decreased $903,000, or 22.9%, to $3.0 million in the 2015 quarter as a result of a decrease in base fees of $74,000, a decrease in reimbursable overhead and internal audit, insurance claims advisory and asset management services of $161,000 and a decrease in equity-based compensation of $668,000 due to the accelerated vesting in the 2014 quarter of equity compensation to our former CFO as a result of his retirement. We are party to an advisory agreement with our advisor, Ashford LLC, which was a subsidiary of Ashford Trust until November 12, 2014, when the spin-off of Ashford Inc. from Ashford Trust was completed. We recorded an advisory services fee of $3.0 million to Ashford Inc., the parent of Ashford LLC, in the 2015 quarter, which was comprised of a base advisory fee of $2.2 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $436,000 and equity-based compensation of $442,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2014 quarter, we incurred an advisory services fee of $3.9 million to Ashford Trust which was comprised of a base advisory fee of $2.2 million, equity-based compensation of $1.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Advisor and reimbursable overhead, internal audit, insurance claims advisory and asset management services of $597,000.
Transaction Costs.  In the 2015 quarter, we did not incur any transaction costs. In the 2014 quarter, we recorded transaction costs of $233,000 related to the acquisitions of the Chicago Sofitel and the Pier House Resort, as well as our spin-off from Ashford Trust.
Corporate General and Administrative. Corporate general and administrative expenses increased $214,000, or 22.0%, to $1.2 million in the 2015 quarter as a result of an increase in professional fees of $311,000, an increase in equity-based compensation to non-employee directors of $8,000 and an increase in other miscellaneous expenses of $27,000 offset by a decrease in public company costs of $132,000.
Equity in Loss of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $820,000 in the 2015 quarter which consisted of our equity in loss in the AIM Real Estate Hedged Equity Master Fund, L.P (“REHE Fund”). We did not have any equity in loss of unconsolidated entity in the 2014 quarter.
Interest Income. Interest income decreased $1,000, or 16.7%, to $5,000 for the 2015 quarter.
Other Income. Other income was $1.2 million for the 2015 quarter due to a realized gain on marketable securities of $1.1 million and $78,000 of dividends related to marketable securities. In the 2014 quarter, we did not recognize any other income.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $904,000, or 9.0%, to $9.1 million for the 2015 quarter due to the refinancing of our $197.8 million mortgage loan in the fourth quarter of 2014 and our $69.0 million mortgage loan in the first quarter of 2015. The average LIBOR rates for the 2015 quarter and the 2014 quarter were 0.18% and 0.15%, respectively.
Unrealized Loss on Marketable Securities. Unrealized loss on marketable securities of $1.3 million is due to the realization of previously unrealized gain when we made an equity-method investment in the REHE Fund. There was no unrealized gain/loss on marketable securities for the 2014 quarter.
Unrealized Loss on Derivatives. Unrealized loss on derivatives decreased $43,000, or 84.3%, to $8,000. Unrealized loss on derivatives represents unrealized gains or losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax (Expense) Benefit. Income taxes changed by $383,000, or 181.5% from income tax expense of $211,000 for the 2014 quarter to an income tax benefit of $172,000 for the 2015 quarter. This change was primarily due to the partial release in the 2015 quarter of the valuation allowance previously recorded in the full amount of the deferred tax asset held by our wholly-owned TRS.

Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated income of $125,000 and a loss of $182,000 for the 2015 quarter and the 2014 quarter, respectively. At June 30, 2015, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $2.3 million and $1.2 million for the 2015 quarter and the 2014 quarter, respectively. Redeemable noncontrolling interests in Ashford Prime OP represented ownership interests of 25.85% and 25.70% as of June 30, 2015 and 2014, respectively.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table summarizes the changes in key line items from our statements of operations for the six months ended June 30, 2015 and 2014 (in thousands except percentages):

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Revenue
Rooms	$122,284	$106,231	$16,053	15.1%
Food and beverage	42,022	33,602	8,420	25.1%
Other	6,243	5,879	364	6.2%
Total hotel revenue	170,549	145,712	24,837	17.0%
Other	77	61	16	26.2%
Total revenue	170,626	145,773	24,853	17.0%
Expenses
Hotel operating expenses:
Rooms	27,091	24,525	2,566	10.5%
Food and beverage	26,608	21,259	5,349	25.2%
Other expenses	43,897	36,999	6,898	18.6%
Management fees	6,855	5,911	944	16.0%
Total hotel expenses	104,451	88,694	15,757	17.8%
Property taxes, insurance and other	9,196	8,051	1,145	14.2%
Depreciation and amortization	21,076	19,479	1,597	8.2%
Advisory services fee	6,262	6,139	123	2.0%
Transaction costs	—	1,826	(1,826)	(100.0)%
Corporate general and administrative	2,308	1,995	313	15.7%
Total expenses	143,293	126,184	17,109	13.6%
Operating income	27,333	19,589	7,744	39.5%
Equity in loss of unconsolidated entity	(820)	—	820
Interest income	9	10	(1)	(10.0)%
Other income	1,292	—	1,292
Interest expense and amortization of loan costs	(18,712)	(19,022)	(310)	(1.6)%
Write-off of loan costs and exit fees	(54)	—	54
Unrealized loss on derivatives	(40)	(66)	(26)	(39.4)%
Income before income taxes	9,008	511	8,497	(1,662.8)%
Income tax expense	(309)	(437)	(128)	(29.3)%
Net income	8,699	74	8,625	11,655.4%
Loss from consolidated entities attributable to noncontrolling interest	22	587	(565)	(96.3)%
Net income attributable to redeemable noncontrolling interests in operating partnership	(2,203)	(42)	2,161	5,145.2%
Net income attributable to the Company	$6,518	$619	$5,899	953.0%

Net income represents the operating results of our hotel properties for the six months ended June 30, 2015 and 2014. The operating results of the Sofitel Chicago Water Tower are included since its acquisition on February 24, 2014, and the operating results of the Pier House Resort are included since its acquisition on March 1, 2014.
The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Six Months Ended June 30,
	2015	2014
Occupancy	82.50%	80.35%
ADR (average daily rate)	$220.86	$206.71
RevPAR (revenue per available room)	$182.21	$166.09
Rooms revenue (in thousands)	$122,284	$106,231
Total hotel revenue (in thousands)	$170,549	$145,712
Net income attributable to the Company. Net income attributable to the Company increased $5.9 million, or 953.0%, from $619,000 to $6.5 million as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $16.1 million, or 15.1%, to $122.3 million during the six months ended June 30, 2015 (the “2015 period”) compared to the six months ended June 30, 2014 (the “2014 period”). During the 2015 period, we experienced a 215 basis point increase in occupancy and a 6.8% increase in room rates as the economy continued to improve. Rooms revenue increased (i) $4.0 million at the Pier House Resort due to the inclusion of its operating results for the entire 2015 period as a result of its acquisition in the 2014 period, higher room rates of 4.0% and a 510 basis point increase in occupancy at the hotel; (ii) $2.3 million at the Sofitel Chicago Water Tower due to the inclusion of its operating results for the entire 2015 period as a result of its acquisition in the 2014 period, partially offset by lower room rates of 6.4% and a 667 basis point decrease in occupancy at the hotel; (iii) $1.9 million at the Philadelphia Courtyard primarily as a result of 7.4% higher room rates and a 680 basis point increase in occupancy at the hotel due to a renovation during the 2014 period; (iv) $1.7 million at the Seattle Marriott Waterfront as a result of 11.0% higher room rates and a 351 basis point increase in occupancy at the hotel; (v) $1.7 million at the San Francisco Courtyard Downtown as a result of 4.8% higher room rates and a 474 basis point increase in occupancy at the hotel; (vi) $1.3 million at the Hilton La Jolla Torrey Pines as a result of 8.4% higher room rates and a 307 basis point increase in occupancy at the hotel; (vii) $1.0 million at the Plano Marriott Legacy Town Center as a result of 8.7% higher room rates and a 115 basis point increase in occupancy at the hotel; (viii) $945,000 at the Capital Hilton as a result of 2.7% higher room rates and a 127 basis point increase in occupancy at the hotel; (ix) $683,000 at the Seattle Courtyard Downtown as a result of 12.9% higher room rates at the hotel; and (x) $602,000 at the Tampa Renaissance as a result of 5.6% higher room rates and a 177 basis point increase in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $8.4 million, or 25.1%, to $42.0 million during the 2015 period. This increase is primarily attributable to increases in food and beverage revenue of $2.5 million, $2.1 million and $1.3 million at the Hilton La Jolla Torrey Pines, the Capital Hilton and the Plano Marriott Legacy Town Center, respectively, as well as an increase in total food and beverage revenue of $508,000 and $125,000 at the Pier House Resort and the Sofitel Chicago Water Tower, respectively, due to the inclusion of their operating results for the entire 2015 period as a result of their acquisition in the 2014 period. Additional increases resulted from aggregate increases in food and beverage revenue of $2.0 million at the Seattle Marriott Waterfront, the San Francisco Courtyard Downtown, the Tampa Renaissance and the Philadelphia Courtyard. These increases were partially offset by a decrease in food and beverage revenue of $146,000 at the Seattle Courtyard Downtown.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $364,000, or 6.2%, to $6.2 million during the 2015 period. This increase consisted of increases of $282,000 and $125,000 at the Pier House Resort and the Sofitel Chicago Water Tower, respectively, due to the inclusion of their operating results for the entire 2015 period as a result of their acquisition in the 2014 period, as well as an increase of $117,000 at the San Francisco Courtyard Downtown. These increases were partially offset by a decrease in other revenue of $120,000 at the Plano Marriott Legacy Town Center and the Seattle Marriott Waterfront.
Other Non-Hotel Revenue. Other non-hotel revenue increased $16,000, or 26.2%, to $77,000 in the 2015 period. The increase is attributable to increased Texas margin tax recoveries from hotel guests.
Rooms Expense. Rooms expense increased $2.6 million, or 10.5%, to $27.1 million in the 2015 period. The increase is attributable to increased rooms revenue and inclusion of the operating results of the Sofitel Chicago Water Tower and the Pier

House Resort for the entire 2015 period as a result of their acquisition in the 2014 period. Rooms margin increased 90 basis points from 76.9% to 77.8%.
Food and Beverage Expense. Food and beverage expense increased $5.3 million, or 25.2%, to $26.6 million during the 2015 period. The increase is attributable to increased food and beverage revenue and increases at the Sofitel Chicago Water Tower and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisition in the 2014 period.
Other Operating Expenses. Other operating expenses increased $6.9 million, or 18.6%, to $43.9 million in the 2015 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $578,000 in direct expenses and an increase of $7.5 million in indirect expenses and incentive management fees in the 2015 period. The direct expenses were 1.1% of total hotel revenue for the 2015 period and 1.7% for the 2014 period. The increase in indirect expenses is primarily attributable to an increase in general and administrative costs of $3.0 million, an increase in marketing costs of $1.7 million, an increase in incentive management fees of $1.6 million, an increase in repairs and maintenance costs of $657,000, an increase in lease expense of $308,000 and an increase in energy costs of $246,000. Of the increase in indirect expenses, $2.1 million is attributable to the Pier House Resort and the Sofitel Chicago Water Tower due to the inclusion of their operating results for the entire 2015 period as a result of their acquisition in the 2014 period.
Management Fees. Base management fees increased $944,000, or 16.0%, to $6.9 million in the 2015 period as a result of higher hotel revenue in the 2015 period.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.1 million, or 14.2%, to $9.2 million in the 2015 period. The increase is primarily attributable to the Sofitel Chicago Water Tower and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisition in the 2014 period and higher assessed values.
Depreciation and Amortization. Depreciation and amortization increased $1.6 million, or 8.2%, to $21.1 million for the 2015 period attributable to the Sofitel Chicago Water Tower and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisition in the 2014 period and capital expenditures incurred since June 30, 2014.
Advisory Services Fee. Advisory services fee increased $123,000, or 2.0%, to $6.3 million in the 2015 period as a result of an increase in base fees of $160,000 and an increase in reimbursable overhead and internal audit, insurance claims advisory and asset management services of $162,000. This increase was slightly offset by a decrease in equity-based compensation of $199,000. We are party to an advisory agreement with our advisor, Ashford LLC, which was a subsidiary of Ashford Trust until November 12, 2014, when the spin-off of Ashford Inc from Ashford Trust. was completed. We recorded an advisory services fee of $6.3 million to Ashford Inc., the parent of Ashford LLC, in the 2015 period, which was comprised of a base advisory fee of $4.4 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $982,000 and equity-based compensation of $911,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2014 period, we incurred an advisory services fee of $6.1 million to Ashford Trust which was comprised of a base advisory fee of $4.2 million, equity-based compensation of $1.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Advisor in connection with providing advisory services and reimbursable overhead, internal audit, insurance claims advisory and asset management services of $820,000.
Transaction Costs. In the 2015 period, we did not incur any transaction costs. We recorded transaction costs of $1.8 million related to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 period.
Corporate General and Administrative. Corporate general and administrative expenses increased $313,000, or 15.7%, to $2.3 million in the 2015 period as a result of an increase in professional fees of $535,000, an increase in miscellaneous expense of $33,000 and an increase in equity-based compensation to non-employee directors of $8,000 offset by lower public company costs of $264,000.
Equity in Loss of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $820,000 in the 2015 period which consisted of our equity in loss in the AIM REHE Fund. We did not have any equity in loss of unconsolidated entity in the 2014 period.
Interest Income. Interest income decreased $1,000, or 10.0%, to $9,000 for the 2015 period.
Other Income. Other income was $1.3 million for the 2015 period due to a realized gain on marketable securities of $1.1 million and $223,000 of dividends related to marketable securities. In the 2014 period, we did not recognize any other income.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $310,000, or 1.6%, to $18.7 million for the 2015 period due to the refinancing of our $197.8 million mortgage loan in the fourth quarter of 2014 and our $69.0 million mortgage loan in the 2015 period, partially offset by an increase in interest expense and amortization of loan costs as a result of the financings associated with the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 period and higher average LIBOR rates. The average LIBOR rates for the 2015 period and the 2014 period were 0.18% and 0.15%, respectively.
Write-off of Loan Costs and Exit Fees. In the 2015 period, we incurred fees of $54,000 in connection with the refinancing of our $69.0 million mortgage loan due September 2015, which had an outstanding balance of $69.0 million. The mortgage loan was replaced with a $70.0 million mortgage loan due March 2017. In the 2014 period, we did not incur any write-offs of loan costs.
Unrealized Loss on Derivatives. Unrealized loss on derivatives decreased $26,000, or 39.4%, to $40,000. Unrealized loss on derivatives represents unrealized losses on our interest rate caps. The fair value of the interest rate caps is primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense decreased $128,000, or 29.3%, to $309,000. The decrease in income tax expense was primarily due to an increase in certain indirect expenses recognized by our TRS entity that operates two hotels owned by a consolidated partnership as well as a partial release in the second quarter of 2015 of the valuation allowance for our wholly-owned TRS previously recorded in the full amount of the deferred tax asset held by our TRS.
Loss from Consolidated Entities Attributable to Noncontrolling Interest. The noncontrolling interest partner in consolidated entities was allocated losses of $22,000 and $587,000 for the 2015 period and the 2014 period, respectively. At June 30, 2015, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $2.2 million and $42,000 for the 2015 period and the 2014 period, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 25.85% and 25.70% as of June 30, 2015 and 2014, respectively.
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
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”). If the entity is determined to be a VIE we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see Note 2 to our Condensed Consolidated Financial Statements..
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

Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) are made to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization, redeemable noncontrolling interests in the operating partnership and after adjustments for unconsolidated entities. We adjust EBITDA to exclude certain additional items such as transaction costs, dead deal costs, write-off of loan costs and exit fees, and non-cash items such as amortization of unfavorable management contract liability, non-employee equity-based compensation, unrealized (gain) loss on marketable securities, unrealized (gain) loss on derivatives and other income, as well as the Company’s portion of adjustments to EBITDA of unconsolidated entities. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,124	$4,525	$8,699	$74
(Income) loss from consolidated entities attributable to noncontrolling interest	(125)	182	22	587
Net income attributable to redeemable noncontrolling interests in operating partnership	(2,275)	(1,210)	(2,203)	(42)
Net income attributable to the Company	6,724	3,497	6,518	619
Interest income (1)	(5)	(6)	(9)	(10)
Interest expense and amortization of loan costs (1)	8,751	9,561	17,959	18,080
Depreciation and amortization (1)	9,840	9,897	19,628	17,870
Income tax expense (benefit)	(172)	211	309	437
Net income attributable to redeemable noncontrolling interests in operating partnership	2,275	1,210	2,203	42
EBITDA	27,413	24,370	46,608	37,038
Amortization of unfavorable management contract liability	(40)	(39)	(79)	(79)
Write-off of loan costs and exit fees	—	—	54	—
Transaction costs	—	233	—	1,826
Unrealized loss on marketable securities	1,323	—	—	—
Unrealized loss on derivatives (1)	7	51	36	66
Other income	(1,153)	—	(1,292)	—
Compensation adjustment related to modified employment terms	—	573	—	573
Non-employee equity-based compensation	697	783	1,166	783
Dead deal costs	40	—	312	—
Company’s portion of loss in unconsolidated entity	820	—	820	—
Adjusted EBITDA	$29,107	$25,971	$47,625	$40,207
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense and amortization of loan costs	$(378)	$(472)	$(753)	$(942)
Depreciation and amortization	(719)	(809)	(1,448)	(1,609)
Unrealized loss on derivatives	(1)	—	(4)	—
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated entities and redeemable noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, transaction costs, dead deal costs and non-cash items such as unrealized (gain) loss on marketable securities, unrealized (gain) loss on derivatives and other income. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the financial statements.

The following table reconciles net income to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$9,124	$4,525	$8,699	$74
(Income) loss from consolidated entities attributable to noncontrolling interest	(125)	182	22	587
Net income attributable to redeemable noncontrolling interests in operating partnership	(2,275)	(1,210)	(2,203)	(42)
Preferred dividends	(198)	—	(198)	—
Net income attributable to the Company	6,526	3,497	6,320	619
Depreciation and amortization on real estate (1)	9,840	9,897	19,628	17,870
Net income attributable to redeemable noncontrolling interests in operating partnership	2,275	1,210	2,203	42
FFO	18,641	14,604	28,151	18,531
Preferred dividends	198	—	198	—
Unrealized loss on marketable securities	1,323	—	—	—
Unrealized loss on derivatives (1)	7	51	36	66
Other income	(1,153)	—	(1,292)	—
Transaction costs	—	233	—	1,826
Dead deal costs	40	—	312	—
Compensation adjustment related to modified employment terms	—	573	—	573
Write-off of loan costs and exit fees	—	—	54	—
Company’s portion of loss in unconsolidated entity	820	—	820	—
Adjusted FFO	$19,876	$15,461	$28,279	$20,996
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Depreciation and amortization on real estate	$(719)	$(809)	$(1,448)	$(1,609)
Unrealized loss on derivatives	(1)	—	(4)	—

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	547	75%	410
Marriott	Seattle, WA	Full	358	100%	358
Marriott	Plano, TX	Full	404	100%	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100%	499
Courtyard by Marriott	Seattle, WA	Select	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select	405	100%	405
Sofitel	Chicago, IL	Full	415	100%	415
Pier House Resort	Key West, FL	Full	142	100%	142
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296
Renaissance (2)	Tampa, FL	Full	293	100%	293
Bardessono Hotel and Spa (3)	Yountville, CA	Full	62	100%	62
Total			3,769		3,534
________

(1)	The ground lease expires in 2043.

(2)	The ground lease expires in 2080.

(3)	The ground lease expires in 2055.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At June 30, 2015, our total indebtedness of $762.4 million included $346.6 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2015, would be approximately $867,000 per year. Interest rate changes will have no impact on the remaining $415.8 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2015, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Risks Related to our Common Stock
Broad market fluctuations could negatively impact the market price of our stock.
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	changes in our operations or earnings estimates or publication of research reports about us or the industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by institutional stockholders;

•	failure to meet and maintain REIT qualification;

•	speculation in the press or investment community; and

•	general market and economic conditions.
In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies in industries similar or related to ours and may have been unrelated to operating performances of these companies. These broad market fluctuations could reduce the market price of our common stock.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by making offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible securities, and classes of preferred stock or common stock or classes of preferred units. Upon liquidation, holders of our debt securities and preferred stock or preferred units and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Preferred stock and preferred units, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our securities and diluting their securities holdings in us.
The number of shares available for future sale could adversely affect the per share trading price of our common stock.
We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of the common units, or speculation that such sales might occur, could adversely affect the liquidity of the market for our common stock or the prevailing market price of our common stock. In addition, the exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2013 Equity Incentive Plan and the Advisor Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could adversely affect the market price of our common stock. As of July 16, 2015, we have 8,277,671.1 common units outstanding, representing 25.2% of our company on a fully diluted basis, and, accounting for the impact of the Distribution (as defined in "Selling Stockholders"), our directors and executive officers as a group own 2,340,003 common units representing 7.1% of our company, on a fully diluted basis. Such common units may be redeemed by the holders for cash or, at our option, shares of our common stock on a one-for-one basis. The holders of these common units may sell shares issued to them, if any, upon redemption of the common units under this prospectus. So long as the holders of common units retain significant ownership in us and are able to sell such shares in the public markets, the market price of our common stock may be adversely affected. Moreover, the existence of shares of our common stock reserved for issuance as restricted shares or upon exchange of options or common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Any future sales by us of our common stock or securities convertible into common stock may be dilutive to existing stockholders.
Our cash available for distribution to stockholders may be insufficient to pay distributions at any particular levels or in amounts sufficient to maintain our REIT qualification, and we may borrow funds to make distributions.
As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our stockholders. However, all distributions will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefor and will depend upon a number of factors, including restrictions under applicable law, actual and projected financial condition, liquidity, EBITDA, which is defined as our net income (loss) before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization, and redeemable noncontrolling interests in our operating partnership, funds from operations, or FFO, and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements and such other factors as our board deems relevant. Our ability to make distributions may be adversely affected by the risk factors described in this prospectus.
In the event of downturns in our financial condition or operating results, economic conditions or otherwise, we may be unable to declare or pay distributions to our stockholders to the extent required to maintain our REIT qualification. We may be required either to fund distributions from borrowings under our secured revolving credit facility or to reduce our distributions. If we borrow to fund distributions, our interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

The market price of our common stock could be adversely affected by our level of cash distributions.
The market value of the equity securities of a REIT is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market's expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock.
Our stock repurchase program could increase the volatility of the price of our common stock.
Our board of directors has approved a share repurchase program under which we may purchase up to $100 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases will be at management's discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and we may modify, suspend or terminate the repurchase program at any time for any reason. As of July 16, 2015, $75.8 million remains available for repurchases under the current stock repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30 (1) (2)	6,531	$16.67	—	$75,835,840
May 1 to May 31 (2)	390	17.49	—	75,835,840
June 1 to June 30 (2)	136	17.28	—	75,835,840
Total	7,057	$16.73	—
__________________

(1)
Includes shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

(2)
Includes shares that were repurchased from Ashford Trust when former Ashford Trust employees who held restricted shares of Ashford Prime common stock they received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

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

3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 12, 2013)
3.2	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 12, 2015)

3.4	Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 12, 2013)
4.1
Registration Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Advisors LLC and MLV & Co. LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 12, 2015)

10.1	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015)
10.2
Third Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 12, 2015)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	August 10, 2015	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 10, 2015	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer