Form 10-Q
period 2015-09-30
Ashford Hospitality Prime, Inc.
filed 2015-11-09
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	28,471,004
(Class)	Outstanding at November 5, 2015

ASHFORD HOSPITALITY PRIME, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$85,708	$171,439
Investments in hotel properties, net	1,034,073	990,303
Restricted cash	32,007	29,646
Accounts receivable, net of allowance of $71 and $47, respectively	13,714	12,382
Inventories	809	696
Note receivable	8,098	8,098
Deferred costs, net	3,867	4,707
Prepaid expenses	3,684	2,422
Investment in unconsolidated entity	47,073	—
Investment in Ashford Inc., at fair value	12,365	—
Derivative assets	1,795	35
Other assets	2,415	1,193
Intangible assets, net	23,240	2,542
Due from Ashford Trust OP, net	110	—
Due from related party, net	535	541
Due from third-party hotel managers	8,599	5,504
Total assets	$1,278,092	$1,229,508
Liabilities and Equity
Liabilities:
Indebtedness	$760,344	$765,230
Accounts payable and accrued expenses	37,482	29,273
Dividends payable	3,320	1,425
Unfavorable management contract liabilities	198	316
Due to Ashford Trust OP, net	—	896
Due to Ashford Inc.	2,441	2,546
Due to third-party hotel managers	1,146	954
Intangible liability, net	3,696	3,739
Other liabilities	1,146	1,131
Total liabilities	809,773	805,510
Commitments and contingencies (Note 14)
5.50% Series A cumulative convertible preferred stock, $0.01 par value, 2,600,000 shares issued and outstanding at September 30, 2015	62,339	—
Redeemable noncontrolling interests in operating partnership	59,484	149,555
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 29,736,757 and 25,393,433 shares issued and 28,471,004 and 24,464,163 shares outstanding at September 30, 2015 and December 31, 2014, respectively	297	254
Additional paid-in capital	456,172	391,184
Accumulated deficit	(83,564)	(96,404)
Treasury stock, at cost, 1,265,753 and 929,270 shares at September 30, 2015 and December 31, 2014, respectively	(21,826)	(16,130)
Total stockholders’ equity of the Company	351,079	278,904
Noncontrolling interest in consolidated entities	(4,583)	(4,461)
Total equity	346,496	274,443
Total liabilities and equity	$1,278,092	$1,229,508
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Rooms	$70,584	$65,253	$192,868	$171,484
Food and beverage	16,346	15,886	58,368	49,488
Other	3,795	3,615	10,038	9,494
Total hotel revenue	90,725	84,754	261,274	230,466
Other	34	30	111	91
Total revenue	90,759	84,784	261,385	230,557
Expenses
Hotel operating expenses:
Rooms	14,804	14,039	41,895	38,564
Food and beverage	12,318	11,118	38,926	32,377
Other expenses	25,508	23,079	69,405	60,078
Management fees	3,709	3,497	10,564	9,408
Total hotel expenses	56,339	51,733	160,790	140,427
Property taxes, insurance and other	4,585	4,076	13,781	12,127
Depreciation and amortization	11,308	10,657	32,384	30,136
Advisory services fee	3,514	3,117	9,776	9,256
Transaction costs	255	45	255	1,871
Corporate general and administrative	1,502	458	3,810	2,453
Total expenses	77,503	70,086	220,796	196,270
Operating income	13,256	14,698	40,589	34,287
Equity in loss of unconsolidated entity	(3,399)	—	(4,219)	—
Interest income	12	10	21	20
Other income (expense)	(59)	—	1,233	—
Interest expense and amortization of loan costs	(9,348)	(10,137)	(28,060)	(29,159)
Write-off of loan costs and exit fees	—	—	(54)	—
Unrealized loss on investment in Ashford Inc.	(5,621)	—	(5,621)	—
Unrealized gain (loss) on derivatives	(2,061)	3	(2,101)	(63)
Income (loss) before income taxes	(7,220)	4,574	1,788	5,085
Income tax expense	(62)	(185)	(371)	(622)
Net income (loss)	(7,282)	4,389	1,417	4,463
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,090)	154	(1,068)	741
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,532	(1,171)	(671)	(1,213)
Net income (loss) attributable to the Company	(6,840)	3,372	(322)	3,991
Preferred dividends	(895)	—	(1,093)	—
Net income (loss) attributable to common stockholders	$(7,735)	$3,372	$(1,415)	$3,991
Income (loss) per share – basic:
Net income (loss) attributable to common stockholders	$(0.29)	$0.13	$(0.06)	$0.16
Weighted average common shares outstanding – basic	27,162	25,298	25,109	24,310
Income (loss) per share – diluted:
Net income (loss) attributable to common stockholders	$(0.29)	$0.13	$(0.06)	$0.16
Weighted average common shares outstanding – diluted	27,162	34,429	25,109	33,315
Dividends declared per common share	$0.10	$0.05	$0.25	$0.15
Amounts attributable to common stockholders:
Net income (loss) attributable to the Company	$(6,840)	$3,372	$(322)	$3,991
Preferred dividends	(895)	—	(1,093)	—
Net income (loss) attributable to common stockholders	$(7,735)	$3,372	$(1,415)	$3,991

See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(7,282)	$4,389	$1,417	$4,463
Other comprehensive income (loss), net of tax:
Total other comprehensive income	—	—	—	—
Total comprehensive income (loss)	(7,282)	4,389	1,417	4,463
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(1,090)	154	(1,068)	741
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,532	(1,171)	(671)	(1,213)
Comprehensive income (loss) attributable to the Company	$(6,840)	$3,372	$(322)	$3,991
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount			Shares	Amount
Balance at January 1, 2015	25,393	$254	$391,184	$(96,404)	(929)	$(16,130)	$(4,461)	$274,443	$149,555
Purchase of treasury stock	—	—	—	—	(480)	(8,215)	—	(8,215)	—
Equity-based compensation	—	—	1,126	—	—	—	—	1,126	974
Issuance of common stock	200	2	3,102	—	—	—	—	3,104	—
Issuance of restricted shares/units	—	—	(789)	—	45	789	—	—	—
Forfeiture of restricted common shares	—	—	10	—	(2)	(17)	—	(7)	—
Dividends declared – common stock	—	—	—	(6,546)	—	—	—	(6,546)	—
Dividends declared – preferred stock	—	—	—	(1,093)	—	—	—	(1,093)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,190)	(1,190)	(1,732)
Redemption/conversion of operating partnership units	4,144	41	61,539	—	100	1,747	—	63,327	(69,183)
Net income	—	—	—	(322)	—	—	1,068	746	671
Redemption value adjustment	—	—	—	20,801	—	—	—	20,801	(20,801)
Balance at September 30, 2015	29,737	$297	$456,172	$(83,564)	(1,266)	$(21,826)	$(4,583)	$346,496	$59,484
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$1,417	$4,463
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	32,384	30,136
Equity-based compensation	2,100	1,787
Bad debt expense	113	—
Amortization of loan costs	1,835	1,328
Write-off of loan costs and exit fees	54	—
Amortization of intangibles	(110)	(160)
Realized gain on marketable securities	(1,068)	—
Unrealized loss on investment in Ashford Inc.	5,621	—
Purchases of marketable securities	(105,878)	—
Sales of marketable securities	55,654	—
Unrealized loss on derivatives	2,101	63
Equity in loss of unconsolidated entity	4,219	—
Deferred tax benefit	(918)	—
Payments for derivatives	(3,853)	—
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Restricted cash	(1,433)	(2,028)
Accounts receivable and inventories	(687)	(7,566)
Prepaid expenses and other assets	(1,036)	(762)
Accounts payable and accrued expenses	6,079	6,849
Due to/from related party, net	6	(605)
Due to/from third-party hotel managers	(2,903)	12,452
Due to/from Ashford Trust OP, net	(757)	(5,875)
Due to/from Ashford Inc.	(105)	—
Other liabilities	(1)	197
Net cash provided by (used in) operating activities	(7,166)	40,279

Cash Flows from Investing Activities
Proceeds from property insurance	24	54
Acquisition of hotel properties, net of cash acquired	(81,780)	(169,609)
Investment in Ashford Inc.	(16,623)	—
Proceeds from disposal of property, plant and equipment	206	—
Change in restricted cash related to improvements and additions to hotel properties	(654)	(20,845)
Improvements and additions to hotel properties	(13,945)	(17,755)
Net cash used in investing activities	(112,772)	(208,155)

Cash Flows from Financing Activities
Borrowings on indebtedness	70,000	80,000
Repayments of indebtedness	(74,886)	(5,941)
Payments of loan costs and exit fees	(1,199)	(3,277)
Payments for derivatives	(8)	(93)
Purchase of treasury shares	(8,875)	—
Payments for spin-off costs	—	(1,091)
Payments for dividends	(7,725)	(4,677)
Issuance of preferred stock	62,597	—
Issuance of common stock	3,104	143,933
Issuance of restricted shares/units	—	19
Forfeiture of restricted shares/units	(7)	(10)
Redemption of operating partnership units	(5,856)	—
Distributions to a noncontrolling interest in a consolidated entity	(2,938)	(1,981)
Net cash provided by financing activities	34,207	206,882

Net change in cash and cash equivalents	(85,731)	39,006
Cash and cash equivalents at beginning of period	171,439	143,776
Cash and cash equivalents at end of period	$85,708	$182,782

	Nine Months Ended September 30,
	2015	2014
Supplemental Cash Flow Information
Interest paid	$25,830	$27,054
Income taxes paid	1,788	719
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Investment in unconsolidated entity	$51,292	$—
Net other assets and liabilities acquired	(3,208)	(3,615)
Assumption of debt	—	69,000
Dividends declared but not paid	3,320	1,726
Capital expenditures accrued but not paid	613	378
Proceeds from disposal of property, plant and equipment	1,363	—
Investment in Ashford Inc.	1,363	—
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	—	296
Accrued preferred stock offering expenses	258	—
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
We became a public company on November 19, 2013, when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. On July 13, 2015, Ashford Trust announced that its board of directors had declared the distribution (1) to its stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unit holders of Ashford Hospitality Trust Limited Partnership of its remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unit holders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, Ashford Trust has no ownership interest in Ashford Prime. As a result of Ashford Trust's distribution of its remaining common units of Ashford Prime OP and shares of common stock of Ashford Prime, the Prime TRSs revoked their elections to be taxable REIT subsidiaries of Ashford Trust. The Prime TRSs remain taxable REIT subsidiaries of Ashford Prime.
We are advised by Ashford LLC, our affiliate, through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from, and remains an affiliate of, Ashford Trust. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of September 30, 2015, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed two of our eleven hotel properties. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and eighty percent of the limited partner interests in Remington Lodging. The acquisition is subject to the satisfaction of various conditions, including the approval of Ashford Inc.’s stockholders. The acquisition, if completed, will not impact our management agreements with Remington Lodging.
As of September 30, 2015, we own and operate eleven hotels in six states and the District of Columbia. The portfolio includes nine wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,772 total rooms, or 3,537 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of September 30, 2015, all of our eleven hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). Prime TRS then engages hotel management companies to operate the hotels under management contracts. As of September 30, 2015, nine of the eleven hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.

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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

•
On February 24, 2014, we acquired the Sofitel Chicago Water Tower, and on March 1, 2014, we acquired the Pier House Resort. The results of these hotels are included in our results of operations as of their respective acquisition dates.

•	On July 9, 2015, we acquired the Bardessono Hotel and Spa (“Bardessono Hotel”). The results of this hotel are included in our results of operations as of its acquisition date.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three and nine months ended September 30, 2015 and 2014, there were no impairment charges.

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
Intangible Assets and Liabilities—Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition. These assets and liabilities are amortized using the straight-line method over the remaining terms of the respective lease contracts.
Investment in Unconsolidated Entity—We hold an investment in an unconsolidated entity in which we have an ownership interest of 45.3% that is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We review the investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. If our analysis indicates that the investment’s estimated fair value is less than the carrying amount, we record an impairment in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded in the three and nine months ended September 30, 2015. We also hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximately 9.7% ownership interest in Ashford Inc. and had a fair value of $12.4 million at September 30, 2015. This investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. Variable Interest Entities (“VIE”), as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis, and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Marketable Securities—Prior to our investment in the AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “REHE Fund”) we held marketable securities. Marketable securities included U.S. treasury bills, publicly traded equity securities and put and call options on certain publicly traded equity securities. All of our investments in marketable securities were recorded at fair value. Put and call options were considered derivatives. The fair value of these investments was determined based on the closing price as of the balance sheet date. The cost of securities sold was determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains and losses, and costs of investment, is reported as a component of “other income.”
Due to/from Related Party, net—Due to/from related party, net, represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to/from Ashford Trust OP, net—Due to/from Ashford Trust OP, net, represents payables and receivables related to reimbursable expenses as of September 30, 2015. As of December 31, 2014, these payables also included the advisory services fee for the period when Ashford LLC was a subsidiary of Ashford Trust. These receivables and payables are generally settled within a period not exceeding one year.
Due to Ashford Inc.—Due to Ashford Inc. represents payables related to the advisory services fee, including reimbursable expenses, for the periods following Ashford Inc.’s spin-off from Ashford Trust. These payables are generally settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers—Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, capital improvements, insurance, real estate taxes and other items. Due to third-party hotel managers primarily consists of amounts due to Marriott, Hilton and Accor related to rebilled expenses.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Derivative Instruments and Hedging—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives include interest rate caps and floors. We assess the effectiveness of each hedging relationship by comparing changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. These derivatives are subject to master netting settlement arrangements. As the derivatives are subject to master netting settlement arrangements, we report derivatives with the same counterparty net on the condensed consolidated balance sheets. We also purchase options on Eurodollar futures to hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in-between all trades to ensure that the obligations involved in the trades are satisfied.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives and futures contracts are reported as “derivative assets” in the condensed consolidated balance sheet. The changes in fair value are recognized in earnings as “unrealized gain (loss) on derivatives” in the condensed consolidated statements of operations.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at September 30, 2015 and December 31, 2014, and is reported in equity in the condensed consolidated balance sheets.
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
The entities that own the eleven hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The entities that operate the eleven hotels are considered taxable corporations for U.S. federal, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime. The entities that operate the two hotels owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries (“TRS”) of Ashford Trust in April 2007, when the partnership was acquired by

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Trust. As a result of Ashford Trust’s distribution of its remaining common units of Ashford Prime OP and shares of common stock of Ashford Prime on July 27, 2015, the Prime TRSs revoked their elections to be taxable REIT subsidiaries of Ashford Trust effective July 29, 2015. The Prime TRSs remain taxable REIT subsidiaries of Ashford Prime.
As of September 30, 2015, Ashford Prime’s wholly-owned TRS had recorded deferred tax assets of $1.2 million. After evaluating positive and negative evidence, including the generation of taxable income during the nine months ended September 30, 2015, and a carry back potential of certain deferred tax assets, we determined that it is more likely than not that we will utilize a portion of our deferred tax assets. As a result, in the three and nine month periods ending September 30, 2015, we released $43,000 and $918,000, respectively, of our valuation allowance and correspondingly recorded non-cash income tax benefits of $43,000 and $918,000, which reduced our income tax expense for the three and nine months ended September 30, 2015.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2012 through 2014 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards—In April 2014, the FASB issued accounting guidance that revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The new accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We adopted this accounting guidance on January 1, 2015. The adoption of this accounting guidance affects the presentation of our results of operations to the extent that the operations of disposed hotel properties are included in continuing operations.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

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
In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”) to amend SEC paragraphs of the FASB Accounting Standards Codification pursuant to an SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting. The guidance in ASU 2015-03, described above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect that the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its Simplification Initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and has an adjustment to provisional amounts recognized during the measurement period. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We do not expect that the adoption of this standard will have an impact on our financial position, results of operations or cash flows.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$202,356	$202,356
Buildings and improvements	980,615	918,809
Furniture, fixtures and equipment	65,463	56,623
Construction in progress	1,617	1,557
Total cost	1,250,051	1,179,345
Accumulated depreciation	(215,978)	(189,042)
Investments in hotel properties, net	$1,034,073	$990,303

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Acquisitions
Bardessono Hotel
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel in Yountville, California for total consideration of $85.0 million. The acquisition was funded with proceeds from our recently completed preferred stock offering and cash on hand. See Note 13. Ashford Inc. agreed to provide $2.0 million of key money consideration in connection with its engagement to provide hotel advisory services. The key money consideration included 19,897 shares of Ashford Inc. common stock, which represented approximately 1% of the outstanding shares of Ashford Inc. The initial value assigned to the shares was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The remaining key money consideration was paid in cash in the amount of $206,000. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment with a carrying value of $1.9 million to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration received on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock. Prepaid rent on the sale-leaseback was recorded in the amount of $302,000, which will be amortized over the five-year lease term. Lease expense related to the prepaid rent of $3,000 was recognized for the three and nine months ended September 30, 2015.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee will be allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. As a result, $15,000 of advisory expense was allocated to lease expense for the three and nine months ended September 30, 2015. Lease expense is included in “other” expense in the condensed consolidated statements of operations.
We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investment in hotel property, property level working capital balances and intangibles. This valuation is considered a Level 3 valuation technique. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation. Any change to the amounts recorded within the investments in hotel properties or intangibles will also impact depreciation and amortization expense.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Preliminary Allocations as of September 30, 2015
Land	$—
Buildings and improvements	58,786
Furniture, fixtures, and equipment	5,385
64,171
Intangible asset	20,816
Net other assets and liabilities	(3,208)
The results of operations of the Bardessono Hotel have been included in our results of operations since July 9, 2015. For both the three and nine months ended September 30, 2015, we have included total revenue of $4.9 million and net income of $897,000, in our condensed consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2014 are included in the pro forma table below under “Pro Forma Financial Results.”
Intangible Assets
The intangible asset associated with the Bardessono Hotel noted above represents a below-market rate ground lease, the value of which was determined based on the comparison of rent due under the lease contract assumed in the acquisition for the remaining duration of the lease contract with the market rate, and is amortized over the respective lease term with an expiration date of 2105. We had one other intangible asset, related to a below market rate lease, prior to the acquisition of the Bardessono Hotel. The

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

expiration date of that lease is 2043. Including both intangible assets, amortization related to intangible assets was an expense of $74,000 and $119,000 for the three and nine months ended September 30, 2015, respectively.
Estimated future amortization expense for intangible assets for each of the next five years is as follows (in thousands):

Intangible Assets
2015	$80
2016	320
2017	320
2018	320
2019	320
Thereafter	21,880
Total	$23,240
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the Bardessono Hotel acquisition had occurred on January 1, 2014 and the removal of $255,000 of non-recurring transaction costs. These adjustments are directly attributable to the transaction for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenue	$91,191	$90,087	$270,210	$243,427
Net income (loss)	(6,961)	5,406	1,198	5,226
4. Note Receivable
As of September 30, 2015 and December 31, 2014, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See Note 6.
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
The following tables summarize the condensed balance sheet as of September 30, 2015, and the condensed statements of operations for the three and nine months ended September 30, 2015, of the REHE Fund (in thousands):
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Balance Sheet

September 30, 2015
Total assets	$103,954
Total liabilities	11
Partners’ capital	103,943
Total liabilities and partners’ capital	$103,954
Our ownership interest in the REHE Fund	$47,073

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Statements of Operations

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Total investment income	$508	$732
Net expenses	(205)	(235)
Net investment income	303	497
Unrealized loss on investments	(7,839)	(10,829)
Realized gain on investments	29	1,064
Net loss attributable to the REHE Fund	$(7,507)	$(9,268)
Our equity in loss of the REHE Fund	$(3,399)	$(4,219)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The REHE Fund records its investment in the Master Fund at its proportionate share of net assets of the Master Fund. Income (loss) and distributions are allocated to the REHE Fund’s partners based on their respective ownership percentage of the REHE Fund. Our equity in loss in the REHE Fund represents our share of the REHE Fund’s loss from June 1, 2015 through September 30, 2015. We generally may redeem our investment in the REHE Fund on the last business day of a month after providing a 45-day written notice. As of September 30, 2015, we have no unfunded commitments to the REHE Fund. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the REHE Fund’s investment manager and general partner, respectively, but we do share pro rata in all other applicable expenses of the REHE Fund.
On July 31, 2015, we entered into a block trade with an unaffiliated third party pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Trust. The block trade included the purchase from a third party of approximately 175,000 shares of Ashford Inc. common stock at $95.00 per share, which approximated the 120-day volume weighted average share price, for a total cost of approximately $16.6 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party, and the board of directors received a fairness opinion from an independent financial advisor that the price paid for the Ashford Inc. shares by the Company was fair to the Company. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015, and the loss resulting from the block trade is recorded within “unrealized loss on investment in Ashford Inc.” in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2015.
Separately, on September 14, 2015, we received 19,897 shares of Ashford Inc. common stock from Ashford Inc. as part of our acquisition of the Bardessono Hotel. See Note 3 for discussion of that transaction. As of September 30, 2015, we held approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $12.4 million. See Notes 9 and 10.
As we exercise significant influence over Ashford Inc., this investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities. We have elected to use the fair value option to account for our investment in Ashford Inc. as the fair value is readily available since Ashford Inc. common stock is traded on a national exchange. The fair value of our investment in Ashford Inc. is included in “investment in Ashford Inc., at fair value” on our condensed consolidated balance sheet, and changes in market value are included in “unrealized loss on investment in Ashford Inc.” on our condensed consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed balance sheet as of September 30, 2015, and the condensed statements of operations for the three and nine months ended September 30, 2015, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Balance Sheet

September 30, 2015
Total assets	$173,821
Total liabilities	45,444
Redeemable noncontrolling interests in Ashford LLC	286
Total stockholders’ equity of Ashford Inc.	26,091
Noncontrolling interests in consolidated entities	102,000
Total equity	128,091
Total liabilities and equity	$173,821
Our investment in Ashford Inc., at fair value	$12,365
Ashford Inc.
Condensed Statements of Operations

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Total revenue	$14,496	$42,103
Total operating expenses	(13,219)	(45,600)
Operating income (loss)	1,277	(3,497)
Unrealized loss on investment in unconsolidated entity	(1,954)	(3,020)
Unrealized loss on investments	(7,861)	(10,851)
Realized gain on investments	35	1,070
Other	385	599
Income tax expense	(1,036)	(1,500)
Net income (loss)	(9,154)	(17,199)
Loss from consolidated entities attributable to noncontrolling interests	9,208	13,323
Net (income) loss attributable to redeemable noncontrolling interests in Ashford LLC	—	10
Net income (loss) attributable to Ashford Inc.	$54	$(3,866)
Our unrealized loss on investment in Ashford Inc.	$(5,621)	$(5,621)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2015	December 31, 2014
Mortgage loan	1 hotel	September 2015	LIBOR(1) + 4.90%	$—	$69,000
Mortgage loan(3)	1 hotel	March 2016	LIBOR(1) + 2.30%	80,000	80,000
Secured revolving credit facility(4)	Various	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) + 2.25% to 3.75%	—	—
Mortgage loan(3)	1 hotel	March 2017	LIBOR(1) + 2.25% to 2.50%	70,000	—
Mortgage loan(5)	1 hotel	April 2017	5.91%	33,505	33,860
Mortgage loan	2 hotels	April 2017	5.95%	122,823	124,111
Mortgage loan	3 hotels	April 2017	5.95%	249,934	252,556
TIF loan(5) (6)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan	2 hotels	November 2019	LIBOR(1) + 2.65%	195,984	197,605
Total				$760,344	$765,230
__________________

(1)	LIBOR rates were 0.193% and 0.171% at September 30, 2015 and December 31, 2014, respectively.

(2)	Base Rate, as defined in our secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%.

(3)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

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
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of September 30, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common stockholders – Basic and diluted:
Net income (loss) attributable to the Company	$(6,840)	$3,372	$(322)	$3,991
Less: Dividends on preferred stock	(895)	—	(1,093)	—
Less: Dividends on common stock	(2,833)	(1,265)	(6,449)	(3,793)
Less: Dividends on performance stock units	(35)	—	(70)	—
Less: Dividends on unvested restricted shares	(14)	(5)	(27)	(13)
Less: Net income allocated to unvested shares	—	(8)	—	(1)
Undistributed net income (loss) allocated to common stockholders	(10,617)	2,094	(7,961)	184
Add back: Dividends on common stock	2,833	1,265	6,449	3,793
Distributed and undistributed net income (loss) – basic	$(7,784)	$3,359	$(1,512)	$3,977
Net income attributable to redeemable noncontrolling interests in operating partnership	—	1,171	—	1,213
Distributed and undistributed net income – diluted	$(7,784)	$4,530	$(1,512)	$5,190

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	27,162	25,298	25,109	24,310
Effect of assumed conversion of operating partnership units	—	9,131	—	9,005
Weighted average common shares outstanding – diluted	27,162	34,429	25,109	33,315

Income (loss) per share – basic:
Net income (loss) allocated to common stockholders per share	$(0.29)	$0.13	$(0.06)	$0.16
Income (loss) per share – diluted:
Net income (loss) allocated to common stockholders per share	$(0.29)	$0.13	$(0.06)	$0.16
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) allocated to common stockholders is not adjusted for:
Net income allocated to performance stock units	$35	$—	$70	$—
Net income allocated to unvested restricted shares	14	13	27	14
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,532)	—	671	—
Dividends on Series A preferred stock	895	—	1,093	—
Total	$(588)	$13	$1,861	$14
Weighted average diluted shares are not adjusted for:
Effect of performance stock units	181	—	69	—
Effect of unvested restricted shares	64	46	38	58
Effect of assumed conversion of operating partnership units	5,385	—	7,446	—
Effect of assumed conversion of Series A preferred stock	3,439	—	1,398	—
Total	9,069	46	8,951	58

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Derivative Instruments and Hedging
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives and interest rate floors to hedge our debt and our cash flows. The interest rate derivatives include interest rate caps and interest rate floors, which are subject to master netting settlement arrangements. As of September 30, 2015, the maturities on these instruments ranged from March 2016 to July 2020. All derivatives are recorded at fair value.
In 2015, we entered into an interest rate cap with a notional amount and strike rate of $56.0 million and 4.5%, respectively, which had an effective date of March 2015, a maturity date of March 2017 and a total cost of $8,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $70.0 million and a maturity date of March 2017. We also entered into two interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively, which had an effective date of July 2015 and a maturity date of July 2020, for a total cost of $3.5 million.
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
In 2014, we entered into an interest rate cap with a notional amount and strike rate of $148.5 million and 4.00%, respectively, which had an effective date of November 2014, a maturity date of December 2016 and a total cost of $33,000. This instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $196.0 million and a maturity date of November 2019.
Futures Contracts—In September 2015, we entered into Eurodollar futures for upfront costs, including commissions, of $372,000 and maturity dates ranging from September 2016 to March 2017. The net carrying value of these futures contracts was an asset of $313,000 as of September 30, 2015, which is included in “derivative assets” in the condensed consolidated balance sheets. No unrealized gain or loss was recognized for the three and nine months ended September 30, 2015.
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

The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (the Level 2 inputs). We also incorporate credit valuation adjustments (the Level 3 inputs) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. The fair value of interest rate floors is determined by obtaining the last market bid prices from several counterparties for a similar investment as of the measurement date. The bids (the Level 2 inputs) used in the calculation of fair value are reviewed across each counterparty and are accessed individually to determine the relevant fair value of each

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

interest rate floor. The fair value of futures contracts is determined based on the last reported settlement price as of the measurement date (Level 1 inputs). The fair value of futures contracts reflect minimal counterparty risk because futures contracts are exchange-traded and the exchange’s clearinghouse, as the counterparty to all exchange-traded futures contracts, guarantees the futures contracts against default.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
September 30, 2015
Assets
Derivative assets:
Interest rate derivatives	$—	$1,482	$1,482	(1)
Futures contracts	313	—	313	(1)
	313	1,482	1,795
Non-derivative assets:
Investment in Ashford Inc.	12,365	—	12,365
Total	12,991	2,964	15,955

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2014
Assets
Derivative assets:
Interest rate derivatives	$35	$35	(1)
__________________

(1)	Reported as “derivative assets” in the condensed consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Assets
Derivative assets:
Interest rate derivatives	$(2,061)		$3		$(2,101)		$(63)
Equity put options	—		—		(1,017)		—
Equity call options	—		—		23		—

Non-derivative assets:
Investment in Ashford Inc.	(5,621)		—		(5,621)		—
Equity - American Depositary Receipt	—		—		(75)		—
Equity securities	—		—		560		—
U.S. treasury securities	—		—		53		—
Total	(7,682)		3		(8,178)		(63)
Liabilities
Derivative liabilities:
Short equity put options	—		—		680		—
Short equity call options	—		—		844		—
Net	$(7,682)		$3		$(6,654)		$(63)
Total combined
Interest rate derivatives	$(2,061)	(1)	$3	(1)	$(2,101)	(1)	$(63)	(1)
Unrealized loss on investment in Ashford Inc.	(5,621)	(2)	—		(5,621)	(2)	—
Realized gain on marketable securities	—	(3)	—		1,068	(3)	—
Net	$(7,682)		$3		$(6,654)		$(63)
__________________

(1)	Reported as “unrealized loss on derivatives” in the condensed consolidated statements of operations.

(2)	Reported as “unrealized loss investment in Ashford Inc.” in the condensed consolidated statements of operations.

(3)	Reported as “other income” in the condensed consolidated statements of operations.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$12,365	$12,365	$—	$—
Derivative assets	1,795	1,795	35	35
Financial assets not measured at fair value:
Cash and cash equivalents	$85,708	$85,708	$171,439	$171,439
Restricted cash	32,007	32,007	29,646	29,646
Accounts receivable, net	13,714	13,714	12,382	12,382
Note receivable	8,098	$9,728 to $10,752	8,098	$10,295 to $11,378
Due from Ashford Trust OP, net	110	110	—	—
Due from related party, net	535	535	541	541
Due from third-party hotel managers	8,599	8,599	5,504	5,504
Financial liabilities not measured at fair value:
Indebtedness	$760,344	$734,198 to $811,479	$765,230	$747,659 to $826,359
Accounts payable and accrued expenses	37,482	37,482	29,273	29,273
Dividends payable	3,320	3,320	1,425	1,425
Due to Ashford Trust OP, net	—	—	896	896
Due to Ashford Inc.	2,441	2,441	2,546	2,546
Due to third-party hotel managers	1,146	1,146	954	954
Cash, cash equivalents and restricted cash. These financial assets bear interest at market rates and have maturities of less than 90 days. The carrying values approximate fair value due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from related party, net, accounts payable and accrued expenses, dividends payable, due to/from Ashford Trust OP, net, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at September 30, 2015 and December 31, 2014. We estimated the fair value of the note receivable to be approximately 20.1% to 32.8% higher than the carrying value of $8.1 million at September 30, 2015 and approximately 27.1% to 40.5% higher than the carrying value of $8.1 million at December 31, 2014. This is considered a Level 2 valuation technique.
Investment in Ashford Inc. Fair value of the investment in Ashford Inc. is based on the quoted closing price on the balance sheet date. This is considered a Level 1 valuation technique.
Derivative assets. Fair value of the interest rate derivatives is determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of the Company and the counterparties. Fair value of interest rate floors is determined by obtaining the last market bid prices from several counterparties for a similar investment as of the measurement date. Futures contracts are valued at their last reported settlement price as of the measurement date. See Notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 96.6% to 106.7% of the carrying value of $760.3 million at September 30, 2015 and approximately 97.7% to 108.0% of the carrying value of $765.2 million at December 31, 2014. This is considered a Level 2 valuation technique.

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
As of September 30, 2015, we have issued a total of 365,000 LTIP units, all of which, other than approximately 3,000 units issued in March 2015 and 6,000 units issued May 2015, had reached full economic parity with, and are convertible into, common units. Expense of $244,000 and $974,000 was recognized for the three and nine months ended September 30, 2015, of which $244,000 and $872,000, respectively, was associated with LTIP units issued to Ashford LLC’s employees, which amounts are included in “advisory services fee” and $102,000 was associated with LTIP units issued to our independent directors for the nine months ended September 30, 2015, which is included in “corporate general and administrative” expense in our condensed consolidated statements of operations. Expense of $370,000 and $1.5 million was recognized for the three and nine months ended September 30, 2014, of which $370,000 and $1.4 million, respectively, associated with LTIP units issued to Ashford LLC’s employees is included in “advisory services fee” and $49,000 associated with LTIP units issued to our independent directors is included in “corporate general and administrative” expense in our condensed consolidated statements of operations for the nine months ended September 30, 2014. The fair value of the unrecognized cost of LTIP units, which was $2.3 million at September 30, 2015, will be expensed over a period of 2.5 years.
During the nine months ended September 30, 2015, approximately 345,000 common units with an aggregate fair value of $5.9 million at redemption were redeemed by the holders and, at our election, we issued cash at an average price of $16.97 per unit to satisfy the redemption price. Excluding the Ashford Trust redemption of our OP common units discussed below, during the three and nine months ended September 30, 2015, approximately 70,000 and 100,000 common units with aggregate fair values of $1.1 million and $1.6 million at redemption, respectively, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price. During the three and nine months ended September 30, 2014, no common units were redeemed for cash or shares of our common stock.
Redeemable noncontrolling interests in Ashford Prime OP as of September 30, 2015 and December 31, 2014, were $59.5 million and $149.6 million, respectively, which represented ownership of our operating partnership of 16.53% and 25.88%, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2015 and December 31, 2014, included adjustments of $9.2 million and $47.3 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three and nine months ended September 30, 2015, we allocated net loss of $1.5 million and net income of $671,000 to the redeemable noncontrolling interests, respectively. For the three and nine months ended September 30, 2014, we allocated net income of $1.2 million and $1.2 million to the redeemable noncontrolling interests, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $438,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively, and $456,000 and $1.4 million for the three and nine months ended September 30, 2014, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
Ashford Trust Distribution of Ashford Prime Common Stock and Ashford Prime OP Common Units—On July 13, 2015, Ashford Trust announced that its board of directors had declared the distribution (1) to its stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unit holders of Ashford Hospitality Trust Limited Partnership of its remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unit holders of record as of the close of business of the New York Stock Exchange on July 20, 2015. The distribution had an aggregate fair value of approximately $61.7 million at redemption. As a result of the distribution, Ashford Trust has no ownership interest in Ashford Prime.

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
Dividends—Common stock dividends declared for the three and nine months ended September 30, 2015, were $2.9 million and $6.5 million, respectively. Common stock dividends declared for the three and nine months ended September 30, 2014, were $1.3 million and $3.8 million, respectively. On May 13, 2015, our board of directors increased our quarterly cash dividend from $0.05 to $0.10 per share of our common stock beginning with the second quarter 2015 dividend.
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
Stock-Based Compensation—Stock-based compensation expense for the three and nine months ended September 30, 2015, was $691,000 and $1.1 million, respectively. For the three and nine months ended September 30, 2015, expense of $78,000 and $224,000, respectively, is associated with restricted shares of our common stock issued to Ashford LLC’s employees and included in “advisory services fee.” At September 30, 2015, the unrecognized cost of the unvested shares of restricted stock issued to Ashford LLC’s employees was $774,000 which will be expensed over a period of 2.5 years. For the three and nine months ended September 30, 2015, expense of $613,000 and $750,000, respectively, is associated with PSUs issued to certain executive officers and included in “advisory services fee.” At September 30, 2015, the unrecognized cost of the unvested PSUs was $5.4 million which will be expensed over a period of 2.3 years. For the nine months ended September 30, 2015, expense of $153,000 is associated with shares of our common stock issued to our independent directors and included in “corporate general and administrative” expense on our condensed consolidated statements of operations. Stock-based compensation expense for the three and nine months ended September 30, 2014, was $61,000 and $327,000, respectively, of which $61,000 and $130,000, respectively, is associated with restricted shares of our common stock issued to Ashford LLC’s employees and included in “advisory services fee” and $197,000 is associated with shares of our common stock issued to our independent directors and included in “corporate general and administrative” expense on our condensed consolidated statements of operations for the nine months ended September 30, 2014.
Stock Repurchases—On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the nine months ended September 30, 2015. No shares were repurchased during the three months ended September 30, 2015. As of September 30, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
Noncontrolling Interest in Consolidated Entities—A partner had a noncontrolling ownership interest of 25% in two hotel properties with a total carrying value of $(4.6) million and $(4.5) million at September 30, 2015 and December 31, 2014, respectively. Income from consolidated entities attributable to this noncontrolling interest was $1.1 million for both the three and nine months ended September 30, 2015, respectively. Loss from consolidated entities attributable to this noncontrolling interest was $154,000 and $741,000 for the three and nine months ended September 30, 2014, respectively.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. 5.5% Series A Cumulative Convertible Preferred Stock
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our 5.5% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 million (net purchase price of $24.4125 per share). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.3 million. At September 30, 2015, we had 2.6 million outstanding shares of Series A Preferred Stock. Due to certain redemption features that are not under our control, the Series A Preferred Stock is classified outside of permanent equity.
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
Commencing June 11, 2016, the Company may, at its option, cause the Series A Preferred Stock to be converted in whole or in part, on a pro rata basis, into fully paid and nonassessable shares of the Company’s common stock at the conversion price, provided that the “Closing Bid Price” (as defined in the Articles Supplementary) of the Company’s common stock shall have equaled or exceeded 110% of the conversion price for the immediately preceding 45 consecutive trading days ending three days prior to the date of notice of conversion.  In the event of such mandatory conversion, the Company shall pay holders of the Series A Preferred Stock any additional dividend payment to make the holder whole on dividends expected to be received through June 11, 2019, in an amount equal to the net present value, where the discount rate is the dividend rate on the Series A Preferred Stock, of the difference between (i) the annual dividend payments the holders of Series A Preferred Stock would have received in cash from the date of the mandatory conversion to June 11, 2019, and (ii) the common stock quarterly dividend payments the holders of Series A Preferred Stock would have received over the same time period had such holders held common stock.
The Series A Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the three and nine months ended September 30, 2015, we declared dividends of $895,000 and $1.1 million with respect to shares of Series A Preferred Stock.
14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2015, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2015, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from May 14, 2023, through December 31, 2041, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2015 and December 31, 2014, all of our hotel properties were domestically located.
16. Related Party Transactions
In connection with our spin-off, we entered into an advisory agreement with Ashford LLC, as amended, which was an indirect subsidiary of Ashford Trust until November 12, 2014, when its parent company, Ashford Inc. was spun off by Ashford Trust. Ashford LLC acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum. The applicable base fee depends on where our total market capitalization falls in a range from less than $6.0 billion to greater than $10.0 billion. At September 30, 2015, the quarterly base fee was 0.70% based on our current total market capitalization. We are also required to pay Ashford LLC an incentive fee that is based on our total shareholder return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to the officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
On June 10, 2015, the independent directors of the Company approved an amended and restated advisory agreement with Ashford LLC, effective as of June 10, 2015. The amendments, among other things: permit the Company to engage an asset manager other than Ashford LLC with respect to any new properties acquired by the Company, if the Company and Ashford LLC determine that such property would be uneconomic to the Company without incentives; shorten the initial term of the advisory agreement to ten years; extend the renewal terms to five years; provide for key money investments by Ashford LLC to facilitate the Company’s acquisition of properties under certain conditions, including Ashford LLC becoming the asset manager for the acquired property and receiving related asset management and other fees, as applicable; adjust the base fee payable to Ashford LLC to a declining sliding scale percentage of total market capitalization of the Company above $6.0 billion; clarify the calculation of the termination fee; allow Ashford LLC to terminate the Advisory Agreement upon a Company Change of Control (as defined in the advisory agreement) and require the Company to pay a termination fee to Ashford LLC upon such termination; and grant Ashford LLC repurchase rights with respect to its shares held by the Company upon any termination of the advisory agreement. In connection with the agreement between Ashford Inc. and Remington Holdings to combine, on September 17, 2015, we entered into a letter agreement with Ashford Inc. approved by the independent directors of the Company to clarify that for purposes of determining the termination fee under the advisory agreement, Ashford LLC’s earnings shall exclude earnings arising under the master management agreement under which Remington Lodging may manage any of our hotels.
On July 31, 2015, we entered into a block trade with an unaffiliated third party pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Trust. The block trade included the purchase from the third party of approximately 175,000 shares of Ashford Inc. common stock at a price of $95.00 per share, which approximated the 120-day volume weighted average price, for a total cost of approximately $16.6 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party, and the board of directors received a fairness opinion from an independent financial advisor that the price paid for the Ashford Inc. shares by the Company was fair to the Company. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015, and the loss resulting from the block trade is recorded within “unrealized loss on investment in Ashford Inc.” in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2015.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For the period from January 1, 2014 to November 11, 2014, we incurred advisory services fees to Ashford Trust. Beginning November 12, 2014, we incurred advisory services fees to Ashford Inc. The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Advisory services fee
Base advisory fee	$2,144	$2,249	$6,513	$6,458
Reimbursable fees (1)	435	437	1,417	1,257
Equity-based compensation (2)	935	431	1,846	1,541
Incentive management fee	—	—	—	—
	$3,514	$3,117	$9,776	$9,256
________

(1)	Reimbursable fees include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
At September 30, 2015, we had $110,000 in due from Ashford Trust OP, net, associated with reimbursable expenses. At December 31, 2014, we had $896,000 in due to Ashford Trust OP, net, associated with the advisory services fee discussed above. At September 30, 2015 and December 31, 2014, we had $2.4 million and $2.5 million, respectively, in due to Ashford Inc. associated with the advisory services fee.

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

•
legislative and regulatory changes, including changes to the Internal Revenue Code and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REITs”); and

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
We operate in the direct hotel investment segment of the hotel lodging industry. As of November 5, 2015, we owned interests in 11 hotels in six states and the District of Columbia with 3,772 total rooms, or 3,537 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway and resort locations with favorable growth characteristics resulting from multiple demand generators. We own nine of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
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
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our 5.5% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 million (net purchase price of $24.4125).

The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.3 million.
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
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel and Spa (“Bardessono Hotel”) in Yountville, California for total consideration of $85.0 million. The acquisition was funded with proceeds from our recently completed preferred stock offering and cash on hand. See Note 13. Ashford Inc. provided $2.0 million of key money consideration by paying approximately $206,000 in cash and issuing 19,897 shares of Ashford Inc. common stock to Ashford Prime.
On July 31, 2015, we entered into a block trade with an unaffiliated third party pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Trust. The block trade included the purchase from a third party of approximately 175,000 shares of Ashford Inc. common stock at a price of $95.00 per share, which approximated the 120-day volume weighted average price, for a total cost of approximately $16.6 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party, and the board of directors received a fairness opinion from an independent financial advisor that the price paid for the Ashford Inc. shares by the Company was fair to the Company. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015, and the loss resulting from the block trade is recorded within “unrealized loss on investment in Ashford Inc.” in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2015.
On August 28, 2015, we announced that the independent directors of the board of directors have decided to explore a full range of strategic alternatives, including a possible sale of the Company. The independent directors have retained Deutsche Bank Securities Inc. as their financial advisor to assist in this process. The independent directors are in the beginning stage of the strategic review, and there can be no assurance that the Company will enter into any transaction at this time or in the future. The Company does not intend to make any further public comment regarding the review until it has been completed.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue included approximately 78% and 74% of our total hotel revenue for the three and nine months ended September 30, 2015, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
In connection with our spin-off from Ashford Trust, we indemnified Ashford Trust for certain carve-out guarantees and environmental indemnities associated with three of our loans, for which Ashford Trust is still jointly and severally liable. Certain of these guarantees represent a guaranty of material amounts, and if we are required to make indemnification payments under those guarantees, our liquidity could be adversely affected.
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the nine months ended September 30, 2015. No shares were repurchased during the three months ended September 30, 2015. As of September 30, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
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
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our 5.5% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 million (net purchase price of $24.4125). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.3 million.
In connection with the acquisition of the Bardessono Hotel, which closed on July 9, 2015, Ashford Inc. provided $2.0 million of key money consideration by paying approximately $206,000 in cash and issuing 19,897 shares of Ashford Inc. common stock to Ashford Prime.
On July 31, 2015, we entered into a block trade with an unaffiliated third party pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Trust. The block trade included the purchase of approximately 175,000 shares of Ashford Inc. common stock at a price of $95.00 per share, which approximated the 120-day volume weighted average price, for a total cost of approximately $16.6 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party, and the board of directors received a fairness opinion from an independent financial advisor that the price paid for the Ashford Inc. shares by the Company was fair to the Company. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015, and the loss resulting from the block trade is recorded within “unrealized loss on investment in Ashford Inc.” in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2015.
Secured Revolving Credit Facility
We have a three-year, $150 million secured revolving credit facility, which we believe provides us with significant financial flexibility to fund future acquisitions and hotel redevelopments. The secured revolving credit facility is provided by a syndicate of financial institutions with Bank of America, N.A. serving as the administrative agent to Ashford Prime OP, as the borrower. We and certain of our subsidiaries guarantee the secured revolving credit facility, which is secured by a pledge of 100% of the equity interests we hold in Ashford Prime OP and 100% of the equity interest issued by any guarantor (other than Ashford Prime) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged

(subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the secured revolving credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.5x and beginning December 1, 2015, this ratio will be reduced to 5.75x; provided, however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. This ratio was 5.65x at September 30, 2015.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.25x and beginning December 1, 2015, this ratio will be increased to 1.35x. This ratio was 1.84x at September 30, 2015.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. The amounts and effects of the Pier House Resort acquisition were excluded from the calculation of the financial covenants for the first four quarters following such acquisition, but were included in such calculation beginning with the second quarter of 2015. We were in compliance with all covenants at September 30, 2015.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 21, 2016, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $300 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of September 30, 2015.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of September 30, 2015, we had $85.7 million of cash and cash equivalents, compared to $171.4 million at December 31, 2014. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $7.2 million for the nine months ended September 30, 2015. Net cash flows provided by operating activities were $40.3 million for the nine months ended September 30, 2014. Cash flows from operations are impacted by changes in hotel operations, the operating results of the Sofitel Chicago Water Tower, which was acquired on February 24, 2014, the operating results of the Pier House Resort, which was acquired on March 1, 2014, and the operating results of the Bardessono Hotel, which was acquired on July 9, 2015, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. Cash flows from operations for the nine months ended September 30, 2015 were negatively impacted by $50 million as a result of the net purchases of marketable securities.
Net Cash Flows Used in Investing Activities. For the nine months ended September 30, 2015, investing activities used net cash flows of $112.8 million. These cash outlays were primarily attributable to cash outflows of $13.9 million of capital improvements made to various hotel properties, $16.6 million attributable to our investment in Ashford Inc., $81.8 million attributable to the acquisition of the Bardessono Hotel and $654,000 of net deposits to restricted cash for capital expenditures. These outflows were partially offset by inflows of $206,000 of proceeds from the disposal of property, plant and equipment and $24,000 of proceeds from property insurance claims. For the nine months ended September 30, 2014, investing activities used net cash flows of $208.2 million. These cash outlays were primarily attributable to cash outflows of $169.6 million attributable to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, $20.8 million of net deposits to restricted cash for capital expenditures and $17.8 million of capital improvements made to various hotel properties. These outlays were partially offset by inflows of $54,000 of proceeds from property insurance claims.
Net Cash Flows Provided by Financing Activities. For the nine months ended September 30, 2015, net cash flows provided by financing activities were $34.2 million. Cash inflows primarily consisted of borrowings on indebtedness of $70.0 million, proceeds from the issuance of preferred stock of $62.6 million and proceeds from a private placement of common stock of $3.1 million. These inflows were partially offset by cash outlays of $74.9 million for repayments of indebtedness, $8.9 million for the purchase of our common stock, primarily under our share repurchase program, $5.9 million for the redemption of operating partnership units, $7.7 million for payments of dividends, $2.9 million for distributions to the holder of a noncontrolling interest in consolidated entities, $1.2 million for payments of loan costs and exit fees and payments for derivatives of $8,000. For the nine months ended September 30, 2014, net cash flows provided by financing activities were $206.9 million. Cash inflows primarily consisted of net proceeds of $143.9 million from our underwritten public offering and borrowings on indebtedness of $80.0 million. These inflows were partially offset by cash outlays of $5.9 million for repayments of indebtedness, $4.7 million for payments of dividends, $3.3 million for payments of loan costs and exit fees, $2.0 million for distributions to the holder of a noncontrolling interest in our consolidated entities, $1.1 million for payments of spin-off costs and payments for derivatives of $93,000.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table summarizes the changes in key line items from our statements of operations for the three months ended September 30, 2015 and 2014 (in thousands except percentages):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue
Rooms	$70,584	$65,253	$5,331	8.2%
Food and beverage	16,346	15,886	460	2.9
Other	3,795	3,615	180	5.0
Total hotel revenue	90,725	84,754	5,971	7.0
Other	34	30	4	13.3
Total revenue	90,759	84,784	5,975	7.0
Expenses
Hotel operating expenses:
Rooms	14,804	14,039	765	5.4
Food and beverage	12,318	11,118	1,200	10.8
Other expenses	25,508	23,079	2,429	10.5
Management fees	3,709	3,497	212	6.1
Total hotel expenses	56,339	51,733	4,606	8.9
Property taxes, insurance and other	4,585	4,076	509	12.5
Depreciation and amortization	11,308	10,657	651	6.1
Advisory services fee	3,514	3,117	397	12.7
Transaction costs	255	45	210	466.7
Corporate general and administrative	1,502	458	1,044	227.9
Total expenses	77,503	70,086	7,417	10.6
Operating income	13,256	14,698	(1,442)	(9.8)
Equity in loss of unconsolidated entity	(3,399)	—	3,399
Interest income	12	10	2	20.0
Other expense	(59)	—	59
Interest expense and amortization of loan costs	(9,348)	(10,137)	(789)	(7.8)
Unrealized loss on investment in Ashford Inc.	(5,621)	—	5,621
Unrealized gain (loss) on derivatives	(2,061)	3	2,064	68,600.0
Income (loss) before income taxes	(7,220)	4,574	(11,794)	(257.8)
Income tax expense	(62)	(185)	(123)	(66.5)
Net income (loss)	(7,282)	4,389	11,671	65.9
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,090)	154	1,244	807.8
Net (income) loss income attributable to redeemable noncontrolling interests in operating partnership	1,532	(1,171)	(2,703)	(230.8)
Net income (loss) attributable to the Company	$(6,840)	$3,372	$10,212	102.8%

Net income (loss) represents the operating results of our hotel properties for the three months ended September 30, 2015 and 2014. The results of the Chicago Sofitel are included since its acquisition on February 24, 2014 and the results of the Pier House Resort are included since its acquisition on March 1, 2014. The operating results of the Bardessono Hotel are included since its acquisition on July 9, 2015. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Occupancy	85.75%	86.61%
ADR (average daily rate)	$237.53	$220.93
RevPAR (revenue per available room)	$203.69	$191.33
Rooms revenue (in thousands)	$70,584	$65,253
Total hotel revenue (in thousands)	$90,725	$84,754
The following table illustrates the key performance indicators of the 10 hotels that were included for the full third quarter of 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Occupancy	85.82%	86.61%
ADR (average daily rate)	$228.80	$220.93
RevPAR (revenue per available room)	$196.35	$191.33
Rooms revenue (in thousands)	$67,019	$65,253
Total hotel revenue (in thousands)	$85,781	$84,754
Net income (loss) attributable to the Company. Net income (loss) attributable to the Company changed $10.2 million, or 102.8% from net income attributable to the Company of $3.4 million for the three months ended September 30, 2014 (the “2014 quarter”) to net loss attributable to the Company of $6.8 million for the three months ended September 30, 2015 (the “2015 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $5.3 million, or 8.2%, to $70.6 million during the 2015 quarter compared to the 2014 quarter. During the 2015 quarter, we experienced an 86 basis point decrease in occupancy and a 7.5% increase in room rates. Rooms revenue increased (i) $3.6 million as a result of the acquisition of the Bardessono Hotel in July 2015; (ii) $659,000 at the Plano Marriott Legacy Town Center primarily as a result of 7.4% higher room rates and a 461 basis point increase in occupancy at the hotel; (iii) $452,000 at the San Francisco Courtyard Downtown primarily as a result of 6.0% higher room rates, slightly offset by a 123 basis point decrease in occupancy at the hotel; (iv) $291,000 at the Pier House Resort as a result of 1.6% higher room rates and a 565 basis point increase in occupancy at the hotel; (v) $184,000 at the Seattle Marriott Waterfront as a result of 3.0% higher room rates at the hotel, partially offset by a 95 basis point decrease in occupancy at the hotel; (vi) $160,000 at the Seattle Courtyard Downtown as a result of 7.2% higher room rates, partially offset by a 326 basis point decrease in occupancy at the hotel; (vii) $160,000 at the Philadelphia Courtyard as a result of 4.1% higher room rates, partially offset by a 134 basis point decrease in occupancy at the hotel; (viii) $138,000 at the Hilton La Jolla Torrey Pines as a result of 4.1% higher room rates at the hotel, partially offset by a 169 basis point decrease in occupancy at the hotel; and (ix) $97,000 at the Capital Hilton as a result of a 227 basis point increase in occupancy, partially offset by a 2% decrease in room rates at the hotel. These increases were slightly offset by decreases of (i) $274,000 at the Sofitel Chicago Water Tower as a result of 1.1% lower rooms rates and a 194 basis point decrease in occupancy at the hotel and (ii) $101,000 at the Tampa Renaissance as a result of a 1,042 basis point decrease in occupancy, partially offset by 11.1% higher room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $460,000, or 2.9%, to $16.3 million during the 2015 quarter. This increase is primarily attributable to increases in food and beverage revenue of $975,000 as a result of the acquisition of the Bardessono Hotel in July 2015 and higher food and beverage revenue of $314,000 and $73,000 at the Seattle Marriott Waterfront and the Capital Hilton, respectively. Additional increases resulted from aggregate increases in food and beverage revenue of $131,000 at the Pier House Resort, the San Francisco Courtyard Downtown and the Plano Marriott Legacy Town Center. These increases were partially offset by decreases in food and beverage revenue of $526,000 and $419,000 at the Sofitel Chicago Water Tower and the Hilton La Jolla Torrey Pines, respectively. Additional decreases resulted from aggregate decreases in food and beverage revenue of $89,000 at the Seattle Courtyard Downtown, the Philadelphia Courtyard and the Tampa Renaissance.

Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $180,000, or 5.0%, to $3.8 million during the 2015 quarter. The increase is primarily attributable to increases in other hotel revenue of $404,000 as a result of the acquisition of the Bardessono Hotel in July 2015 and higher other hotel revenue of $213,000 in aggregate at the San Francisco Courtyard Downtown, Pier House Resort, Seattle Courtyard Downtown and Capital Hilton. These increases were partially offset by a decrease in other hotel revenue of $439,000 at the Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines, Sofitel Chicago Water Tower, Plano Marriott Legacy Town Center, Philadelphia Courtyard and the Tampa Renaissance.
Other Non-Hotel Revenue. Other non-hotel revenue increased $4,000, or 13.3%, to $34,000 in the 2015 quarter. The increase is attributable to an increase in Texas margin tax recoveries from hotel guests.
Rooms Expense. Rooms expense increased $765,000, or 5.4%, to $14.8 million in the 2015 quarter. The increase is primarily attributable to an increase in rooms expense of $622,000 as a result of the acquisition of the Bardessono Hotel in July 2015. Rooms margin increased 50 basis points from 78.5% to 79.0%.
Food and Beverage Expense. Food and beverage expense increased $1.2 million, or 10.8%, to $12.3 million during the 2015 quarter. The increase is primarily attributable to an increase in food and beverage expense of $820,000 as a result of the acquisition of the Bardessono Hotel in July 2015 and increased food and beverage revenues.
Other Operating Expenses. Other operating expenses increased $2.4 million, or 10.5%, to $25.5 million in the 2015 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. The increase is primarily attributable to an increase in other operating expense of $1.6 million as a result of the acquisition of the Bardessono Hotel in July 2015. We experienced a decrease of $317,000 in direct expenses and an increase of $2.7 million in indirect expenses and incentive management fees in the 2015 quarter. The direct expenses were 1.3% of total hotel revenue for the 2015 quarter and 1.8% for the 2014 quarter. The increase in indirect expenses is primarily attributable to an increase in general and administrative costs of $850,000, including $387,000 as a result of the acquisition of the Bardessono Hotel in July 2015, an increase in marketing costs of $705,000, including $187,000 as a result of the acquisition of the Bardessono Hotel in July 2015, an increase in repairs and maintenance of $442,000, including $177,000 as a result of the acquisition of the Bardessono Hotel in July 2015, an increase in lease expense of $357,000, including $412,000 as a result of the acquisition of the Bardessono Hotel in July 2015, an increase in incentive management fees of $221,000 and an increase in energy costs of $171,000, including $83,000 as a result of the acquisition of the Bardessono Hotel in July 2015.
Management Fees. Base management fees increased $212,000, or 6.1%, to $3.7 million in the 2015 quarter. The increase is primarily attributable to an increase in management fee of $148,000 as a result of the acquisition of the Bardessono Hotel in July 2015 and as a result of higher hotel revenue in the 2015 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $509,000, or 12.5%, to $4.6 million in the 2015 quarter. The increase is primarily attributable to an increase in property taxes and insurance of $264,000 as a result of the acquisition of the Bardessono Hotel in July 2015, and higher accruals based on higher estimated property tax value assessments.
Depreciation and Amortization. Depreciation and amortization increased $651,000, or 6.1%, to $11.3 million for the 2015 quarter. The increase is primarily attributable to an increase in depreciation and amortization expense of $599,000 as a result of the acquisition of the Bardessono Hotel in July 2015.
Advisory Services Fee. Advisory services fee increased $397,000, or 12.7%, to $3.5 million in the 2015 quarter as a result of an increase in equity-based compensation of $504,000 due to additional grants of our equity awards in 2015. This increase was slightly offset by a decrease in base fees of $105,000 and a decrease in reimbursable overhead and internal audit, insurance claims advisory and asset management services of $2,000. We are party to an advisory agreement with our advisor, Ashford LLC, which was a subsidiary of Ashford Trust until November 12, 2014, when the spin-off of Ashford Inc. from Ashford Trust was completed. We recorded an advisory services fee of $3.5 million to Ashford Inc., the parent of Ashford LLC, in the 2015 quarter, which included a base advisory fee of $2.1 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $435,000 and equity-based compensation of $935,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2014 quarter, we incurred an advisory services fee of $3.1 million to Ashford Trust which included a base advisory fee of $2.2 million, equity-based compensation of $431,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Advisor and reimbursable overhead, internal audit, insurance claims advisory and asset management services of $437,000.
Transaction Costs.  In the 2015 quarter, we recorded transaction costs of $255,000 related to the acquisition of the Bardessono Hotel. In the 2014 quarter, we recorded transaction costs of $45,000 related to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort.

Corporate General and Administrative. Corporate general and administrative expenses increased $1.0 million, or 227.9%, to $1.5 million in the 2015 quarter as a result an increase in professional fees of $480,000, an increase in other miscellaneous expenses of $510,000 and an increase in public company costs of $54,000.
Equity in Loss of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $3.4 million in the 2015 quarter which consisted of our equity in loss in the REHE Fund. We did not have any equity in loss of unconsolidated entity in the 2014 quarter.
Interest Income. Interest income increased $2,000, or 20.0%, to $12,000 for the 2015 quarter.
Other Expense. Other expense was an expense of $59,000 for the 2015 quarter due to commissions paid on certain derivative instruments purchased. In the 2014 quarter, we did not recognize any other expense.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $789,000, or 7.8%, to $9.3 million for the 2015 quarter due to the refinancing of our $197.8 million mortgage loan in the fourth quarter of 2014 and our $69.0 million mortgage loan in the first quarter of 2015. The average LIBOR rates for the 2015 quarter and the 2014 quarter were 0.20% and 0.15%, respectively.
Unrealized Loss on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. of $5.6 million represents the fair value adjustment for the 2015 quarter on our investment in Ashford Inc. There was no unrealized gain/loss on investment in Ashford Inc. for the 2014 quarter. The fair value is based on the closing market price at the end of the quarter.
Unrealized Loss on Derivatives. Unrealized loss on derivatives was $2.1 million for the 2015 quarter. Unrealized loss on derivatives represents unrealized gains or losses on our interest rate caps and floors. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income taxes expense decreased $123,000, or 66.5% to $62,000 for the 2015 quarter. This change was primarily due to an increase in certain indirect expenses recognized by our TRS entity that operates two hotels owned by a consolidated partnership, as well as a partial release in the 2015 quarter of the valuation allowance previously recorded against the deferred tax asset held by our wholly-owned TRS.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated income of $1.1 million and a loss of $154,000 for the 2015 quarter and the 2014 quarter, respectively. At September 30, 2015, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $1.5 million and net income of $1.2 million for the 2015 quarter and the 2014 quarter, respectively. Redeemable noncontrolling interests in Ashford Prime OP represented ownership interests of 16.53% and 25.77% as of September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table summarizes the changes in key line items from our statements of operations for the nine months ended September 30, 2015 and 2014 (in thousands except percentages):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Revenue
Rooms	$192,868	$171,484	$21,384	12.5%
Food and beverage	58,368	49,488	8,880	17.9%
Other	10,038	9,494	544	5.7%
Total hotel revenue	261,274	230,466	30,808	13.4%
Other	111	91	20	22.0%
Total revenue	261,385	230,557	30,828	13.4%
Expenses
Hotel operating expenses:
Rooms	41,895	38,564	3,331	8.6%
Food and beverage	38,926	32,377	6,549	20.2%
Other expenses	69,405	60,078	9,327	15.5%
Management fees	10,564	9,408	1,156	12.3%
Total hotel expenses	160,790	140,427	20,363	14.5%
Property taxes, insurance and other	13,781	12,127	1,654	13.6%
Depreciation and amortization	32,384	30,136	2,248	7.5%
Advisory services fee	9,776	9,256	520	5.6%
Transaction costs	255	1,871	(1,616)	(86.4)%
Corporate general and administrative	3,810	2,453	1,357	55.3%
Total expenses	220,796	196,270	24,526	12.5%
Operating income	40,589	34,287	6,302	18.4%
Equity in loss of unconsolidated entity	(4,219)	—	4,219
Interest income	21	20	1	5.0%
Other income (expense)	1,233	—	1,233
Interest expense and amortization of loan costs	(28,060)	(29,159)	(1,099)	(3.8)%
Write-off of loan costs and exit fees	(54)	—	54
Unrealized loss on investment in Ashford Inc.	(5,621)	—	5,621
Unrealized gain (loss) on derivatives	(2,101)	(63)	2,038	3,234.9%
Income (loss) before income taxes	1,788	5,085	(3,297)	64.8%
Income tax expense	(371)	(622)	(251)	(40.4)%
Net income (loss)	1,417	4,463	(3,046)	(68.3)%
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,068)	741	1,809	44.1%
Net income attributable to redeemable noncontrolling interests in operating partnership	(671)	(1,213)	(542)	(44.7)%
Net income (loss) attributable to the Company	$(322)	$3,991	$4,313	108.1%

Net income (loss) represents the operating results of our hotel properties for the nine months ended September 30, 2015 and 2014. The operating results of the Sofitel Chicago Water Tower are included since its acquisition on February 24, 2014, and the operating results of the Pier House Resort are included since its acquisition on March 1, 2014. The operating results of the Bardessono Hotel are included since its acquisition on July 9, 2015.
The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
Occupancy	83.61%	82.53%
ADR (average daily rate)	$226.68	$211.90
RevPAR (revenue per available room)	$189.52	$174.87
Rooms revenue (in thousands)	$192,868	$171,484
Total hotel revenue (in thousands)	$261,274	$230,466
The following table illustrates the key performance indicators of the eight hotels that were included for the full nine months of 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Occupancy	83.68%	82.03%
ADR (average daily rate)	$215.22	$203.45
RevPAR (revenue per available room)	$180.11	$166.89
Rooms revenue (in thousands)	$72,297	$143,420
Total hotel revenue (in thousands)	$210,857	$191,830
Net income (loss) attributable to the Company. Net income (loss) attributable to the Company changed $4.3 million, or 108.1%, from net income attributable to the Company of $4.0 million for the nine months ended September 30, 2014 (the “2014 period”) to net loss attributable to the Company of $322,000 for the nine months ended September 30, 2015 (the “2015 period”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $21.4 million, or 12.5%, to $192.9 million during the 2015 period compared to the 2014 period. During the 2015 period, we experienced a 108 basis point increase in occupancy and a 7.0% increase in room rates. Rooms revenue increased (i) $4.3 million at the Pier House Resort due to the inclusion of its operating results for the entire 2015 period as a result of its acquisition in the 2014 period, higher room rates of 5.9% and a 579 basis point increase in occupancy at the hotel; (ii) $3.6 million as a result of the acquisition of the Bardessono Hotel in July 2015; (iii) $2.1 million at the San Francisco Courtyard Downtown primarily as a result of 5.0% higher room rates and a 273 basis point increase in occupancy at the hotel; (iv) $2.1 million at the Philadelphia Courtyard as a result of 6.3% higher room rates and a 405 basis point increase in occupancy due to a renovation during the 2014 period; (v) $2.0 million at the Sofitel Chicago Water Tower due to the inclusion of its operating results for the entire 2015 period as a result of its acquisition in the 2014 period; (vi) $1.9 million at the Seattle Marriott Waterfront as a result of 6.8% higher room rates and a 200 basis point increase in occupancy at the hotel; (vii) $1.6 million at the Plano Marriott Legacy Town Center as a result of 8.2% higher room rates and a 232 basis point increase in occupancy at the hotel; (viii) $1.5 million at the Hilton La Jolla Torrey Pines as a result of 6.7% higher room rates and a 147 basis point increase in occupancy at the hotel; (ix) $1.0 million at the Capital Hilton as a result of 1.1% higher room rates and a 161 basis point increase in occupancy at the hotel; (x) $842,000 at the Seattle Courtyard Downtown as a result of 10.0% higher room rates, partially offset by lower occupancy of 145 basis points at the hotel and (xi) $502,000 at the Tampa Renaissance as a result of 7.8% higher room rates at the hotel, partially offset by lower occupancy of 234 basis points at the hotel.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $8.9 million, or 17.9%, to $58.4 million during the 2015 period. This increase is primarily attributable to an increase in food and beverage revenue of $975,000 as a result of the acquisition of the Bardessono Hotel in July 2015 and increases in food and beverage revenue of $2.2 million, $2.1 million, $1.4 million and $1.3 million at the Capital Hilton, the Hilton La Jolla Torrey Pines, the Plano Marriott Legacy Town Center and Seattle Marriott Waterfront, respectively. Additional increases resulted from aggregate increases in food and beverage revenue of $1.6 million at the Pier House Resort, the San Francisco Courtyard Downtown, the Tampa Renaissance and the Philadelphia

Courtyard. These increases were partially offset by decreases in food and beverage revenue of $400,000 and $160,000 at the Sofitel Chicago Water Tower and Seattle Courtyard Downtown, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $544,000, or 5.7%, to $10.0 million during the 2015 period. This increase is primarily attributable to an increase in other hotel revenue of $404,000 as a result of the acquisition of the Bardessono Hotel in July 2015 and increases of $341,000 and $56,000 at the Pier House Resort and Sofitel Chicago Water Tower, respectively, due to the inclusion of their operating results for the entire 2015 period as a result of their acquisitions in the 2014 period. Additional increases of $180,000, $117,000 and $36,000 resulted from the San Francisco Courtyard Downtown, the Capital Hilton and the Seattle Courtyard Downtown, respectively. These increases were partially offset by decreases in other revenue in aggregate of $590,000 at Seattle Marriott Waterfront, the Plano Marriott Legacy Town Center, the Hilton La Jolla Torrey Pines, the Tampa Renaissance and the Philadelphia Courtyard.
Other Non-Hotel Revenue. Other non-hotel revenue increased $20,000, or 22.0%, to $111,000 in the 2015 period. The increase is attributable to increased Texas margin tax recoveries from hotel guests.
Rooms Expense. Rooms expense increased $3.3 million, or 8.6%, to $41.9 million in the 2015 period. The increase is attributable to an increase in rooms revenue, the acquisition of the Bardessono Hotel and the inclusion of the operating results the Sofitel Chicago Water Tower and the Pier House Resort for the entire 2015 period as a result of their acquisition in the 2014 period as well as an increase in rooms revenues at our remaining hotels. Rooms margin increased 80 basis points from 77.5% to 78.3%.
Food and Beverage Expense. Food and beverage expense increased $6.5 million, or 20.2%, to $38.9 million during the 2015 period. The increase is attributable to increased food and beverage revenue, the acquisition of the Bardessono Hotel and increases at the Sofitel Chicago Water Tower and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisition in the 2014 period.
Other Operating Expenses. Other operating expenses increased $9.3 million, or 15.5%, to $69.4 million in the 2015 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $895,000 in direct expenses and an increase of $10.2 million in indirect expenses and incentive management fees in the 2015 period. Direct expenses were 1.2% of total hotel revenue for the 2015 period and 1.7% for the 2014 period. The increase in indirect expenses is primarily attributable to an increase in general and administrative costs of $3.3 million, an increase in marketing costs of $2.2 million, an increase in incentive management fees of $1.8 million, an increase in repairs and maintenance costs of $922,000, an increase in lease expense of $254,000 and an increase in energy costs of $333,000. Of the increase in indirect expenses, $3.6 million is attributable to the acquisition of the Bardessono Hotel and the inclusion of the operating results of the Pier House Resort and the Sofitel Chicago Water Tower for the entire 2015 period as a result of their acquisition in the 2014 period.
Management Fees. Base management fees increased $1.2 million, or 12.3%, to $10.6 million in the 2015 period as a result of higher hotel revenue in the 2015 period.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.7 million, or 13.6%, to $13.8 million in the 2015 period. The increase is primarily attributable to the acquisition of the Bardessono Hotel and to the inclusion of the operating results of the Sofitel Chicago Water Tower and the Pier House Resort for the entire 2015 period as a result of their acquisition in the 2014 period and higher assessed values.
Depreciation and Amortization. Depreciation and amortization increased $2.2 million, or 7.5%, to $32.4 million for the 2015 period attributable to the acquisition of the Bardessono Hotel and to the Sofitel Chicago Water Tower and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisition in the 2014 period and capital expenditures incurred since September 30, 2014.
Advisory Services Fee. Advisory services fee increased $520,000, or 5.6%, to $9.8 million in the 2015 period as a result of an increase in base fees of $55,000, an increase in reimbursable overhead and internal audit, insurance claims advisory and asset management services of $160,000, and an increase in equity-based compensation of $305,000. We are party to an advisory agreement with our advisor, Ashford LLC, which was a subsidiary of Ashford Trust until November 12, 2014, when the spin-off of Ashford Inc. from Ashford Trust was completed. We recorded an advisory services fee of $9.8 million to Ashford Inc., the parent of Ashford LLC, in the 2015 period, which included a base advisory fee of $6.5 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $1.4 million and equity-based compensation of $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. For the 2014 period, we incurred an advisory services fee of $9.3 million to Ashford Trust which included a base advisory fee of $6.5 million, equity-based compensation of $1.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Advisor in connection with providing advisory services and reimbursable overhead, internal audit, insurance claims advisory and asset management services of $1.3 million.

Transaction Costs. In the 2015 period, we recorded transaction costs of $255,000 related to the acquisition of the Bardessono Hotel. We recorded transaction costs of $1.9 million related to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 period.
Corporate General and Administrative. Corporate general and administrative expenses increased $1.4 million, or 55.3%, to $3.8 million in the 2015 period as a result of an increase in professional fees of $1.0 million, an increase in miscellaneous expense of $542,000 and an increase in equity-based compensation to non-employee directors of $8,000 partially offset by lower public company costs of $210,000.
Equity in Loss of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $4.2 million in the 2015 period which consisted of our equity in loss in the AIM REHE Fund. We did not have any equity in loss of unconsolidated entity in the 2014 period.
Interest Income. Interest income increased $1,000, or 5.0%, to $21,000 for the 2015 period.
Other Income. Other income was $1.2 million for the 2015 period due to a realized gain on marketable securities of $1.1 million and $223,000 of dividends related to marketable securities. This income was partially offset by $59,000 for commissions paid on certain derivative instruments purchased during the 2015 period. In the 2014 period, we did not recognize any other income.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.1 million, or 3.8%, to $28.1 million for the 2015 period due to the refinancing of our $197.8 million mortgage loan in the fourth quarter of 2014 and our $69.0 million mortgage loan in the 2015 period, partially offset by an increase in interest expense and amortization of loan costs as a result of the financings associated with the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in the 2014 period and higher average LIBOR rates. The average LIBOR rates for the 2015 period and the 2014 period were 0.18% and 0.15%, respectively.
Write-off of Loan Costs and Exit Fees. In the 2015 period, we incurred fees of $54,000 in connection with the refinancing of our $69.0 million mortgage loan due September 2015, which had an outstanding balance of $69.0 million. The mortgage loan was replaced with a $70.0 million mortgage loan due March 2017. In the 2014 period, we did not incur any write-offs of loan costs.
Unrealized Loss on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. of $5.6 million represents the fair value adjustment for the 2015 period on our investment in Ashford Inc. There was no unrealized gain/loss on investment in Ashford Inc. for the 2014 period. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $2.0 million, or 3,234.9%, to $2.1 million. Unrealized loss on derivatives represents unrealized losses on our interest rate caps and floors. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time.
Income Tax Expense. Income tax expense decreased $251,000, or 40.4%, to $371,000. The decrease in income tax expense was primarily due to an increase in certain indirect expenses recognized by our TRS entity that operates two hotels owned by a consolidated partnership, as well as a partial release in the 2015 period of the valuation allowance for our wholly-owned TRS previously recorded in the full amount of the deferred tax asset held by our TRS.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. The noncontrolling interest partner in consolidated entities was allocated income of $1.1 million and loss of $741,000 for the 2015 period and the 2014 period, respectively. At September 30, 2015, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $671,000 and $1.2 million for the 2015 period and the 2014 period, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 16.53% and 25.77% as of September 30, 2015 and 2014, respectively.

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
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”). If the entity is determined to be a VIE we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see Note 2 to our Condensed Consolidated Financial Statements.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(7,282)	$4,389	$1,417	$4,463
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,090)	154	(1,068)	741
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,532	(1,171)	(671)	(1,213)
Net income (loss) attributable to the Company	(6,840)	3,372	(322)	3,991
Interest income (1)	(12)	(9)	(21)	(19)
Interest expense and amortization of loan costs (1)	8,965	9,656	26,924	27,736
Depreciation and amortization (1)	10,594	9,845	30,222	27,715
Income tax expense	62	185	371	622
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,532)	1,171	671	1,213
Company’s portion of EBITDA of Ashford Inc.	126	—	126	—
EBITDA available to the Company and OP unitholders	11,363	24,220	57,971	61,258
Amortization of unfavorable management contract liability	(40)	(40)	(119)	(119)
Write-off of loan costs and exit fees	—	—	54	—
Transaction costs	255	45	255	1,871
Unrealized loss on investment in Ashford Inc.	5,621	—	5,621	—
Unrealized loss on derivatives (1)	2,061	(3)	2,097	63
Other (income) expense	59	—	(1,233)	—
Compensation adjustment related to modified employment terms	—	—	—	573
Non-employee equity-based compensation	935	435	2,101	1,218
Strategic alternatives and other deal costs	600	—	912	—
Company’s portion of adjustments to EBITDA of Ashford Inc.	99	—	99	—
Company’s portion of loss in unconsolidated entity	3,399	—	4,219	—
Adjusted EBITDA available to the Company and OP unitholders	$24,352	$24,657	$71,977	$64,864
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense and amortization of loan costs	$(383)	$(481)	$(1,136)	$(1,423)
Depreciation and amortization	(714)	(812)	(2,162)	(2,421)
Interest income	—	1	—	1
Unrealized loss on derivatives	—	—	(4)	—
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated entities and redeemable noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes write-off of loan costs and exit fees, transaction costs, dead deal costs and non-cash items such as unrealized (gain) loss on marketable securities, unrealized (gain) loss on derivatives and other income (expense). FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the financial statements.
The following table reconciles net income to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(7,282)	$4,389	$1,417	$4,463
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,090)	154	(1,068)	741
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,532	(1,171)	(671)	(1,213)
Preferred dividends	(895)	—	(1,093)	—
Net income (loss) attributable to the Company	(7,735)	3,372	(1,415)	3,991
Depreciation and amortization on real estate (1)	10,594	9,845	30,222	27,715
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,532)	1,171	671	1,213
Company’s portion of FFO of Ashford Inc.	69	—	69	—
FFO available to common stockholders and OP unitholders	1,396	14,388	29,547	32,919
Preferred dividends	895	—	1,093	—
Unrealized loss on investment in Ashford Inc.	5,621	—	5,621	—
Unrealized loss on derivatives (1)	2,061	(3)	2,097	63
Other (income) expense	59	—	(1,233)	—
Transaction costs	255	45	255	1,871
Strategic alternatives and other deal costs	600	—	912	—
Compensation adjustment related to modified employment terms	—	—	—	573
Write-off of loan costs and exit fees	—	—	54	—
Company’s portion of adjustments to FFO of Ashford Inc.	(90)	—	(90)	—
Company’s portion of loss in unconsolidated entity	3,399	—	4,219	—
Adjusted FFO available to the Company and OP unitholders	$14,196	$14,430	$42,475	$35,426
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Depreciation and amortization on real estate	$(714)	$(812)	$(2,162)	$(2,421)
Unrealized loss on derivatives	—	—	(4)	—

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	358	100%	358
Marriott	Plano, TX	Full	404	100%	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100%	499
Courtyard by Marriott	Seattle, WA	Select	250	100%	250
Courtyard by Marriott	San Francisco, CA	Select	405	100%	405
Sofitel	Chicago, IL	Full	415	100%	415
Pier House Resort	Key West, FL	Full	142	100%	142
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296
Renaissance (2)	Tampa, FL	Full	293	100%	293
Bardessono Hotel and Spa (3)	Yountville, CA	Full	62	100%	62
Total			3,772		3,537
________

(1)	The ground lease expires in 2043.

(2)	The ground lease expires in 2080.

(3)	The initial term of the ground lease expires in 2055. The ground lease contains two 25-year extension options.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At September 30, 2015, our total indebtedness of $760.3 million included $346.0 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2015, would be approximately $865,000 per year. Interest rate changes will have no impact on the remaining $414.3 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2015, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
In July 2015, we entered into two interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively. Our total exposure is capped at our initial upfront costs of $3.5 million.
In September 2015, we entered into Eurodollar futures to hedge our cash flow risk for upfront costs, including commissions, of $372,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31 (1)	130	$16.32	—	$75,835,840
August 1 to August 31 (1)	40	14.00	—	75,835,840
September 1 to September 30 (1)	40	14.90	—	75,835,840
Total	210	$15.60	—
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
2.1
Separation and Distribution Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Trust, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 12, 2013)

2.2
Separation and Distribution Agreement Correction between Ashford Hospitality Prime, Inc., Ashford Hospitality Trust, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-11 filed on December 19, 2013)

2.3
Agreement for Purchase and Sale of Real Property Commonly Known as Bardessono Inn & Spa Yountville, California between Yountville Investors LLC, and Ashford Yountville LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 15, 2015)

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
4.1
Registration Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Advisors LLC and MLV & Co. LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 12, 2015)

10.1
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Prime, Inc. and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2015)

10.2*	First Amendment to the Credit Agreement, dated September 30, 2015, by and between Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc. and Bank of America, N.A.
12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	November 9, 2015	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 9, 2015	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer