Form 10-K
period 2015-12-31
Ashford Hospitality Prime, Inc.
filed 2016-03-15
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2015, the aggregate market value of 23,429,617 shares of the registrant’s common stock held by non-affiliates was approximately $351,913,000.
As of March 11, 2016, the registrant had 28,471,775 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY PRIME, INC.
YEAR ENDED DECEMBER 31, 2015

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a wholly-owned subsidiary of Ashford Inc., an affiliate of Ashford Prime and Ashford Trust. “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation, which we refer to as “Ashford Prime TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton St. Thomas hotel.
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

•	general volatility of the capital markets, the general economy or the hospitality industry, whether the result of market events or otherwise;

•	our ability to deploy capital and raise additional capital at reasonable costs to repay debts, invest in our properties and fund future acquisitions;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Trust, Ashford LLC, Ashford Inc., Remington Lodging, our executive officers and our non-independent directors;

•	the results of our independent directors’ exploration of strategic alternatives, including a possible sale of the Company;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•
legislative and regulatory changes, including changes to the Internal Revenue Code and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REIT”); and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The matters summarized under “Item 1A. Risk Factors”, and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results and performance, except as may be required by applicable law.

PART I

Item 1. Business
Our Company
We are an externally-advised Maryland corporation that was formed in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels in gateway and resort locations. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $157 for the year ended December 31, 2015. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 11, 2016, we own interests in twelve hotels in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,952 total rooms, or 3,717 net rooms, excluding those attributable to our partner. The hotels in our current portfolio are predominantly located in U.S. gateway and resort locations with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
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
We intend to concentrate our investments in markets where we believe there are significant growth opportunities and taking into consideration the risk of additional supply. In determining anticipated RevPAR for a particular asset, we may take into account forecasts and other considerations, including without limitation, conversions or repositions of assets, capital plans, brand changes and other factors which may reasonably be forecasted to raise RevPAR after stabilization. Stabilization with respect to a hotel, after the completion of an initiative such as a capital plan, conversion or change of brand name or change of the business mix or other operating characteristics, is generally expected to occur within 12 to 24 months after the completion of the related renovation, reposition or brand change.
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
Asset management functions include acquisition, renovation, financing and disposition of assets, operational accountability of managers, budget review, capital expenditures and property-level strategies as compared to the day-to-day management of our hotels, which is performed by our property managers. Additionally, Ashford LLC and Ashford Inc. have agreed, from time to time, to make mutually agreed upon “key money investments” in our company, our subsidiaries or affiliates to facilitate our acquisition of one or more properties, if our independent directors and Ashford Inc.’s independent directors determine that without such an investment, the acquisition of such property would be uneconomic to us. See discussion on “key money investments” under the section “The Advisory Agreement.”
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
Strategic Initiatives. On August 28, 2015, we announced that the independent directors of our board of directors had decided to explore a full range of strategic alternatives, including a possible sale of the Company. The independent directors retained Deutsche Bank Securities Inc. as their financial advisor to assist in this process. There can be no assurance that the Company will enter into any transaction at this time or in the future.
Our Hotels
As of March 11, 2016, we own interests in a high-quality, geographically diverse portfolio of twelve hotels located in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands comprising 3,952 total rooms, or 3,717 net rooms, excluding those attributable to our joint venture partner. All of the hotels in our portfolio are located in top U.S. and U.S. territory markets that exhibit strong growth characteristics resulting from multiple demand generators or strong resort markets. Nine of the twelve hotels in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). The material terms of these agreements are described below in “Certain Agreements—Hotel Management Agreements.” One hotel is managed by Accor Business and Leisure Management, LLC (“Accor”) and two hotels are managed by Remington Lodging. Each of our properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For 2015, approximately 73% of the rooms revenue for the twelve-hotel portfolio we owned at December 31, 2015, was generated by transient business; approximately 25% was group sales and 2% was contract sales.

The following tables set forth additional information for our hotels (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2015:

				Year Ended December 31, 2015
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	85.35%	$191.16	$163.15	$12,521
The Capital Hilton	Washington, D.C.	550	75%	85.43%	222.26	189.88	15,297
Marriott Plano Legacy Town Center	Plano, TX	404	100%	71.03%	193.45	137.41	11,087
Seattle Marriott Waterfront	Seattle, WA	358	100%	82.22%	255.20	209.84	14,640
Courtyard San Francisco Downtown	San Francisco, CA	405	100%	91.10%	267.24	243.45	13,688
Courtyard Seattle Downtown	Seattle, WA	250	100%	79.39%	195.37	155.10	6,561
Courtyard Philadelphia Downtown	Philadelphia, PA	499	100%	82.62%	175.85	145.28	12,518
Renaissance Tampa International Plaza(3)	Tampa, FL	293	100%	77.96%	175.40	136.75	5,855
Sofitel Chicago Water Tower	Chicago, IL	415	100%	80.03%	222.55	178.11	8,360
Pier House Resort	Key West, FL	142	100%	90.15%	396.99	357.88	9,728
Bardessono Hotel(4) (5)	Yountville, CA	62	100%	79.69%	788.25	628.17	2,791
Ritz-Carlton St. Thomas(5)	St. Thomas, U.S. Virgin Islands	180	100%	73.17%	1,179.85	863.30	1,489
Total / Weighted Average(6)		3,952		82.32%	$226.87	$186.76	$114,535
__________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of Hotel EBITDA by property. We own the Hilton La Jolla Torrey Pines and The Capital Hilton in a joint venture. The Hotel EBITDA represents the total amount for each hotel during our period of ownership, not our pro rata amount based on our ownership percentage.

(2)	Subject to a ground lease that expires in 2043.

(3)	Subject to a ground lease that expires in 2080.

(4)	Subject to a ground lease that initially expires in 2055. The ground lease contains two 25-year extension options, at our election.

(5)	Occupancy, ADR and RevPar for these hotel properties represent the period since our acquisition. We acquired the Bardessono Hotel on July 9, 2015 and the Ritz-Carlton St. Thomas on December 15, 2015.

(6)	Calculated on a portfolio basis for the twelve hotels in our portfolio as of December 31, 2015.
Hilton La Jolla Torrey Pines, La Jolla, CA
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2043. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Hilton. The hotel opened in 1989 and is comprised of 394 guest rooms, including 229 king rooms, 153 queen/queen rooms, 10 one-bedroom suites and two parlor suites. Approximately $24.1 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included lobby, restaurant, meeting space and room renovations.
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

Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	394	394	394	394	394
Average Occupancy	85.4%	84.5%	78.2%	75.8%	75.9%
ADR	$191.16	$178.35	$168.43	$166.41	$157.27
RevPAR	$163.15	$150.71	$131.76	$126.19	$119.39
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$40,541	$36,393	$31,767
Rooms Revenue	23,463	21,673	18,949
Hotel EBITDA(1)	12,521	10,942	8,992
EBITDA Margin	30.9%	30.1%	28.3%
__________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property. We own the Hilton La Jolla Torrey Pines in a joint venture. The Hotel EBITDA amount for this hotel represents the total amount for this hotel, not our pro rata amount based on our 75% ownership percentage.

The Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in The Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Hilton. The hotel opened in 1943 and is comprised of 550 guest rooms, including 285 king rooms, 88 queen/queen rooms, 96 double/double rooms, 79 single queen rooms and two parlor suites. Approximately $42.9 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting space, lobby and restaurant.
The hotel is strategically located at 16th and K Street, in close proximity to the White House. The hotel has significant historical connotations and is located near numerous Washington, D.C. attractions including the National Mall.
Additional property highlights include:

•	Meeting Space: Approximately 30,000 square feet of contiguous meeting space located on the same floor.

•	Food and Beverage: The Capital Hilton hosts (i) the Northgate Grill, a full service restaurant with 128 seats and (ii) the Statler Lounge, a lobby bar with 72 seats.

•	Other Amenities: The hotel has the MINT Health Club and Day Spa, gift shop, business center, valet parking and an executive lounge.
Location and Access. The hotel is conveniently located in the center of Washington, D.C., north of the White House and near the National Mall and numerous tourist attractions. By virtue of its size and clear signage, it is visible from both directions on 16th street. The hotel is approximately five miles from Ronald Reagan Washington National Airport.

Operating History. The following table shows certain historical information regarding The Capital Hilton hotel since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	550	547	544	544	544
Average Occupancy	85.4%	84.8%	83.7%	82.3%	82.2%
ADR	$222.26	$219.56	$216.40	$213.93	$212.17
RevPAR	$189.88	$186.11	$181.03	$176.09	$174.16
Selected Financial Information. The following tables show certain selected financial information regarding The Capital Hilton hotel since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$54,423	$50,920	$50,790
Rooms Revenue	38,045	37,060	35,945
Hotel EBITDA(1)	15,297	15,183	15,603
EBITDA Margin	28.1%	29.8%	30.7%
__________________

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property. We own The Capital Hilton in a joint venture. The Hotel EBITDA amount for this hotel represents the total amount for this hotel, not our pro rata amount based on our 75% ownership percentage.

Marriott Plano Legacy Town Center, Plano, TX
Our subsidiary, Ashford Plano-M LP, owns a fee simple interest in the Marriott Plano Legacy Town Center. The hotel opened in 2001 and is comprised of 404 guestrooms, including 257 king rooms, 145 double/double rooms, and two suites. Approximately $13.7 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included major suite room, full meeting room and corridor renovations.
The hotel is located in west Plano in a prime location near high occupancy office buildings and Legacy Town Center, a master planned community featuring urban style housing, retail, dining and office space. The Shops at Legacy Town Center provide a “main street” style shopping experience with numerous patio dining options.
Additional property highlights include:

•	Meeting Space: Approximately 33,000 square feet of meeting space, including foyer space.

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
Operating History. The following table shows certain historical information regarding the Marriott Plano Legacy Town Center hotel since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	404	404	404	404	404
Average Occupancy	71.0%	69.1%	66.4%	66.4%	63.2%
ADR	$193.45	$178.78	$173.95	$162.59	$160.48
RevPAR	$137.41	$123.57	$115.49	$107.91	$101.42

Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Plano Legacy Town Center hotel since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$32,033	$28,879	$25,914
Rooms Revenue	20,263	18,222	17,171
Hotel EBITDA(1)	11,087	9,876	8,711
EBITDA Margin	34.6%	34.2%	33.6%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Seattle Marriott Waterfront, Seattle, WA
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Seattle Marriott Waterfront hotel. The hotel opened in 2003 and is comprised of 358 guestrooms, including 190 king rooms, 155 double/double rooms and 13 suites. Approximately $8.4 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a guestroom soft goods, lobby and ballroom renovations.
The hotel is located on the Seattle Waterfront near Pike Place Market, a public market for locally produced food featuring unique shops. The hotel is also located near the Pier 66 cruise terminal, positioning it to take advantage of any cruise departures.
Additional property highlights include:

•	Meeting Space: Approximately 11,300 square feet of meeting space.

•
Food and Beverage: The Seattle Marriott Waterfront hosts (i) Hook and Plow, a full-service restaurant with 146 seats; (ii) Lobby Bar/Library with 89 seats; and (iii) the “Market” offering snacks, drinks and sundry items.

•	Other Amenities: The hotel has a fitness center, indoor/outdoor connected pool, business center, guest laundry facilities and valet parking.
Location and Access. The hotel is conveniently located on the Seattle waterfront, just off of Highway 99/ Alaskan Way Viaduct. The hotel is approximately 15 miles from the Seattle/Tacoma International Airport.
Operating History. The following table shows certain historical information regarding the Seattle Marriott Waterfront hotel since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	358	358	358	358	358
Average Occupancy	82.2%	79.7%	77.8%	77.7%	74.8%
ADR	$255.20	$240.56	$219.09	$200.34	$189.63
RevPAR	$209.84	$191.66	$170.45	$155.64	$141.92
Selected Financial Information. The following tables show certain selected financial information regarding the Seattle Marriott Waterfront hotel since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$36,144	$32,104	$29,635
Rooms Revenue	27,419	25,044	22,456
Hotel EBITDA(1)	14,640	13,016	11,815
EBITDA Margin	40.5%	40.5%	39.9%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.

Courtyard San Francisco Downtown, San Francisco, CA
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in the Courtyard San Francisco Downtown. The hotel opened in 2001 and is comprised of 405 guestrooms, including 206 king rooms, 168 double/queen rooms and 31 suites. Approximately $7.0 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a restaurant renovation and a guestroom soft goods renovation.
The hotel is located conveniently downtown in the heart of the SOMA district of San Francisco. The hotel is located near numerous businesses and attractions, including the Moscone Convention Center, AT&T Park, Union Square and the Metreon Complex.
Additional property highlights include:

•	Meeting Space: Approximately 9,900 square feet of meeting space.

•
Food and Beverage: The Courtyard San Francisco Downtown hosts (i) Whispers Bar and Grill, a dinner only restaurant with 50 seats, (ii) Jasmine’s, a breakfast only restaurant with 100 seats and (iii) a Starbucks coffee shop with ten seats.

•	Other Amenities: The hotel has a fitness center, indoor pool and whirlpool, valet parking and a 50-seat outdoor courtyard.
Location and Access. The hotel is located in downtown San Francisco and is easily accessible from Interstate 80. The hotel is approximately 14 miles from the San Francisco International Airport.
Operating History. The following table shows certain historical information regarding the Courtyard San Francisco Downtown since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	405	405	405	405	405
Average Occupancy	91.1%	89.9%	88.4%	85.4%	86.0%
ADR	$267.24	$255.75	$226.92	$206.95	$183.21
RevPAR	$243.45	$229.90	$200.58	$176.66	$157.52
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard San Francisco Downtown since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$41,938	$39,148	$34,667
Rooms Revenue	35,988	33,984	29,895
Hotel EBITDA(1)	13,688	13,065	11,937
EBITDA Margin	32.6%	33.4%	34.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard Seattle Downtown, Seattle, WA
Our subsidiary, Ashford Seattle Downtown, owns a fee simple interest in the Courtyard Seattle Downtown. The hotel opened in 1999 and is comprised of 250 guestrooms, including 175 king rooms, 73 double/double rooms and two suites. Approximately $6.2 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included guestrooms and restaurant renovations.
The hotel is located on Lake Union, with beautiful water views and access to numerous outdoor activities. The hotel is also located near the Space Needle, Seattle Center, Key Arena and Pacific Science Center, as well as numerous corporate offices including Amazon’s corporate headquarters and campus.

Additional property highlights include:

•	Meeting Space: Approximately 4,000 square feet of meeting space.

•	Food and Beverage: The Courtyard Seattle Downtown hosts (i) the Bistro Café with 75 seats and (ii) the “Market” offering snacks, drinks and sundry items.

•	Other Amenities: The hotel has a fitness center, indoor pool and whirlpool, guest laundry facilities, business center and a covered parking garage.
Location and Access. The hotel is located in downtown Seattle on the Western Shore of Lake Union on Westlake Avenue. The hotel is accessible from Interstate 5 and has easy access to the Seattle streetcar system and monorail. The hotel is approximately 17 miles from the Seattle-Tacoma International Airport.
Operating History. The following table shows certain historical information regarding the Courtyard Seattle Downtown since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	250	250	250	250	250
Average Occupancy	79.4%	80.4%	76.0%	72.0%	69.9%
ADR	$195.37	$179.94	$160.83	$148.58	$139.81
RevPAR	$155.10	$144.59	$122.16	$107.02	$97.68
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Seattle Downtown since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$16,259	$15,339	$13,129
Rooms Revenue	14,153	13,194	11,239
Hotel EBITDA(1)	6,561	6,209	5,413
EBITDA Margin	40.4%	40.5%	41.2%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard Philadelphia Downtown, Philadelphia, PA
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in the Courtyard Philadelphia Downtown. The hotel opened in 1999 and is comprised of 499 guestrooms, including 238 king rooms, 124 queen/queen rooms, 77 double/double rooms and 60 suites. Approximately $22.7 million was spent on capital expenditures since acquisition in 2007, which included a lobby bistro renovation and extensive guest rooms repositioning, bathrooms, suites and hallways renovation.
The hotel is located in the center of Philadelphia’s downtown business district, across the street from city hall and a block away from the Philadelphia Convention Center. The hotel is a historic landmark itself, on the national register of historic places, and is convenient to the historical district, the University of Pennsylvania and Independence Hall.
Additional property highlights include:

•	Meeting Space: Approximately 11,000 square feet of meeting space.

•	Food and Beverage: The Courtyard Philadelphia Downtown hosts (i) Nineteen 26, an all-purpose restaurant and (ii) a Starbucks coffee shop.

•	Other Amenities: The hotel has a fitness center, sundries shop/market, indoor pool and whirlpool, business center, guest laundry facilities and valet parking.
Location and Access. The hotel is located in downtown Philadelphia and is accessible from Interstate 676. The hotel’s corner location and clear signage make it easily visible from both directions on Juniper Street. The hotel is approximately 10 miles from the Philadelphia International Airport.

Operating History. The following table shows certain historical information regarding the Courtyard Philadelphia Downtown since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	499	499	498	498	498
Average Occupancy	82.6%	79.4%	76.6%	77.9%	78.1%
ADR	$175.85	$166.01	$165.02	$161.20	$147.17
RevPAR	$145.28	$131.81	$126.33	$125.56	$114.92
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Philadelphia Downtown since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$32,044	$29,379	$28,176
Rooms Revenue	26,461	23,997	23,151
Hotel EBITDA(1)	12,518	11,312	10,371
EBITDA Margin	39.1%	38.5%	36.8%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Renaissance Tampa International Plaza, Tampa, FL
We are subject to a ground lease in the Renaissance Tampa International Plaza which expires in 2080. The hotel opened in 2004 and is comprised of 293 guestrooms, including 177 king rooms, 110 queen/queen rooms and six suites. Approximately $10.4 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a meeting space renovation, a fitness center expansion and an extensive guestrooms renovation.
The hotel is located within Tampa International Plaza, which provides many fine dining and retail options immediately adjacent to the hotel. The hotel is also located near the shopping of the Westshore business market and is close to the Tampa International Airport.
Additional property highlights include:

•	Meeting Space: Approximately 12,500 square feet of meeting space.

•	Food and Beverage: The Renaissance Tampa International Plaza hosts (i) the Pelagia Trattoria, an all-purpose restaurant and (ii) Gabriella’s, a lobby bar and restaurant.

•	Other Amenities: The hotel has a fitness center, outdoor pool and whirlpool, a gift shop, valet parking and a business center.
Location and Access. The hotel is in Tampa International Plaza and is approximately two miles from the Tampa International Airport.
Operating History. The following table shows certain historical information regarding the Renaissance Tampa International Plaza since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	293	293	293	293	293
Average Occupancy	78.0%	80.4%	77.6%	78.0%	75.9%
ADR	$175.40	$161.82	$153.70	$154.68	$149.43
RevPAR	$136.75	$130.07	$119.31	$120.57	$113.40

Selected Financial Information. The following tables show certain selected financial information regarding the Renaissance Tampa International Plaza since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$21,934	$20,727	$19,397
Rooms Revenue	14,625	13,910	12,865
Hotel EBITDA(1)	5,855	5,649	5,065
EBITDA Margin	26.7%	27.3%	26.1%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Sofitel Chicago Water Tower, Chicago, IL
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Water Tower. The hotel opened in 2002 and is comprised of 415 guestrooms, including 32 suites. Approximately $1.1 million was spent on capital expenditures since acquisition by us in 2014.
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
Operating History. The following table shows certain historical information regarding the Sofitel Chicago Water Tower since 2011:

	Year Ended December 31,
	2015	2014	2013	2012 (1)	2011
Rooms	415	415	415	415	415
Average Occupancy	80.0%	84.2%	82.0%	78.1%	72.9%
ADR	$222.55	$234.93	$222.06	$219.86	$205.30
RevPAR	$178.11	$197.84	$182.13	$171.66	$149.60
__________________

(1)	2012 is comprised of the following periods, as a result of a change in ownership during the year:

	Nov 1-Dec 31, 2012	Jan 1-Oct 31, 2012
ADR	$211.85	$221.38
RevPAR	$159.00	$174.20

Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Water Tower since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$37,322	$36,635	$40,563
Rooms Revenue	26,980	25,534	27,586
Hotel EBITDA(1)	8,360	11,334	9,881
Hotel EBITDA Margin	22.4%	30.9%	24.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the year ended December 31, 2014, represent the operating results since our acquisition on February 25, 2014. The hotel operating results for the years ended December 31, 2013, 2012 and 2011 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. Financial statements for the Sofitel Chicago Water Tower as of October 31, 2012 and for the period January 1, through October 31, 2012, as of December 31, 2012 and for the period November 1 through December 31, 2012 and as of and for the year ended December 31, 2011 were audited and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. The financial statements as of and for the nine months ended September 30, 2013 were reviewed and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. No financial statements were prepared, audited or reviewed as of and for the year ended December 31, 2013.
Pier House Resort, Key West, FL
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort from Ashford Trust pursuant to an option agreement that we entered into in connection with the spin-off. The hotel opened in 1968 and is comprised of 142 guestrooms, including 79 king rooms, 42 queen/queen rooms and 21 suites. Approximately $3.0 million was spent on capital expenditures since acquisition by Ashford Trust in May 2013, which included spa and fitness center renovations.
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
Operating History. The following table shows certain historical information regarding the Pier House Resort since 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Rooms	142	142	142	142	142
Average Occupancy	90.2%	85.2%	84.6%	82.5%	81.1%
ADR	$396.99	$374.92	$357.86	$332.71	$319.06
RevPAR	$357.88	$319.37	$302.76	$275.50	$258.62

Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort since 2013 (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Total Revenue	$23,192	$17,669	$20,239
Rooms Revenue	18,549	13,877	15,692
Hotel EBITDA(1)	9,728	6,701	7,567
EBITDA Margin	41.9%	37.9%	37.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the year ended December 31, 2014, represent the operating results since our acquisition on March 1, 2014. The hotel operating results for the years ended December 31, 2013, 2012 and 2011 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition.
Financial statements for the Pier House Resort as of December 31, 2012 and 2011, and the years then ended were audited and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. The financial statements as of September 30, 2013, and for the period from May 14 through September 30, 2013, and as of May 14, 2013, and for the period from January 1 through May 13, 2013, were reviewed and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. No financial statements were prepared, audited or reviewed as of and for the year ended December 31, 2013.
Bardessono Hotel, Yountville, CA
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel in Yountville, California, which is subject to a ground lease that initially expires in 2055, with two 25-year extension options. The Bardessono Hotel and Spa was built in 2009, has 62 luxurious rooms and suites and is in outstanding physical condition. Built and operated with a primary focus on green practices, the hotel is the only LEED Platinum certified hotel in California and one of only 3 LEED Platinum certified hotels in the U.S.
The hotel is located in Yountville, California and enjoys a central location in the heart of Napa Valley. It offers exceptional amenities, including large, well-appointed guestrooms and suites with private patios/balconies.
Additional property highlights include:

•	Meeting Space: Approximately 6,065 square feet of indoor and outdoor meeting space.

•	Food and Beverage: The Bardessono Hotel offers the acclaimed Lucy restaurant and bar.

•
Other Amenities: The hotel offers on-site spa, fitness center, outdoor amenities include a rooftop pool, a vegetable garden, carbon fiber bicycles and Lexus Hybrid vehicles are also available for guest use.

Location and Access. The hotel is approximately 60 miles north of San Francisco and is in the heart of the Napa Valley, a premier wine and culinary destination with over 450 wineries. In addition to the valley’s traditional wine and dining attractions, the region is also known as a popular leisure destination for hiking, biking, golfing, shopping and festivals.
Operating History. The following table shows certain historical information regarding the Bardessono hotel since its acquisition on July 9, 2015:

Period from July 9, 2015 through December 31, 2015
Rooms	62
Average Occupancy	79.7%
ADR	$788.25
RevPAR	$628.17

Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono hotel since its acquisition on July 9, 2015 (dollars in thousands):

Period from July 9, 2015 through December 31, 2015
Total Revenue	$9,684
Rooms Revenue	6,855
Hotel EBITDA(1)	2,791
EBITDA Margin	28.8%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton Hotel, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton St. Thomas in St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 180 luxurious guest rooms all featuring a spacious private balcony with ocean or resort views. The resort recently completed a comprehensive $22.0 million renovation for guest rooms and public space prior to our acquisition of the resort.
The hotel is located in St. Thomas, U.S. Virgin Islands.
Additional property highlights include:

•	Meeting Space: The property has more than 10,000 square feet of indoor and outdoor meeting and function space offering stunning views of Great Bay and neighboring St. John.

•	Food and Beverage: The property features (i) the signature Bleuwater Restaurant; (ii) three other distinctive oceanfront dining options; and (iii) Zest, a coffee/frozen yogurt shop.

•
Other Amenities: The resort offers a beachfront infinity-edge pool as well as a children’s pool and hot tub, a 7,500 square foot award-winning spa and a 2,000 square foot fitness center. The resort also offers Jean-Michel Cousteau’s Ambassadors of the Environment eco adventures for children and adults, a comprehensive aquatic center and day sails, sunset cruises and private charters aboard Lady Lynsey, the hotel’s 53-foot luxury catamaran.

Location and Access. The hotel is located on 30 pristine oceanfront acres along Great Bay, St. Thomas, U.S. Virgin Islands. It is 1.6 miles from Urman Victor Fredericks Marine Terminal, 11 miles from Cyril E. King Airport and 4 miles from Coki Beach.
Operating History. The following table shows certain historical information regarding the Ritz-Carlton St. Thomas since its acquisition on December 15, 2015:

Period from December 15, 2015 through December 31, 2015
Rooms	180
Average Occupancy	73.2%
ADR	$1,179.85
RevPAR	$863.30

Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton St. Thomas since its acquisition on December 15, 2015 (dollars in thousands):

Period from December 15, 2015 through December 31, 2015
Total Revenue	$3,884
Rooms Revenue	2,642
Hotel EBITDA(1)	1,489
EBITDA Margin	38.3%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Right of First Offer Agreement
In connection with the spin-off, we entered into a right of first offer agreement with Ashford Trust for 12 hotels currently held by Ashford Trust. For a detailed discussion of the right of first offer agreement, see “Certain Agreements—Right of First Offer Agreement.”
The hotels currently held by Ashford Trust and subject to the right of first offer are as follows:

Hotel Property	Location	Total Rooms	% Owned	RevPAR for Year Ended December 31, 2015
Marriott Beverly Hills	Beverly Hills, CA	260	100%	$143.53
Embassy Suites Crystal City	Arlington, VA	267	100%	162.70
Crowne Plaza Key West	Key West, FL	160	100%	240.49
Hyatt Coral Gables	Coral Gables, FL	253	100%	161.53
One Ocean Jacksonville	Jacksonville, FL	193	100%	140.59
Houston Embassy Suites	Houston, TX	150	100%	137.35
Portland Embassy Suites	Portland, OR	276	100%	186.03
Ritz-Carlton Atlanta	Atlanta, GA	444	100%	159.49
Hilton Boston Back Bay	Boston, MA	390	100%	225.78
Courtyard Boston Downtown	Boston, MA	315	100%	175.91
The Churchill	Washington, DC	173	100%	145.29
The Melrose	Washington, DC	240	100%	165.42
Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our properties prior to the spin-off and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies to maximize profitability at each of our hotels. The asset management team monitors the performance of our hotels on a daily basis and holds frequent ownership meetings with personnel at the hotels and key executives with the brands and management companies. The asset management team works closely with our third-party hotel management companies on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotels, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors’ standards, that our hotels are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”

Third-Party Agreements
Hotel Management Agreements. Ten of our hotels are operated pursuant to a hotel management agreement with one of three brand hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. None of our hotels operate under franchise agreements. The hotel management agreements with Marriott, Hilton or Accor allow ten of our hotels to operate under the Marriott, Hilton or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements and licenses, including, among others, the use of the Marriott, Hilton or Sofitel, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton or Sofitel, as applicable are exclusively owned and controlled by the applicable manager or an affiliate of such manager which grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Licensing Agreement. The Ritz Carlton St. Thomas is subject to a License and Royalty Agreement (the “Royalty Agreement”) which allows us to use the Ritz-Carlton brand for fifty years with Marriott having two ten-year extension options. The Royalty Agreement is coterminous with the Management Agreement. In connection with our ability to use the Ritz-Carlton brand, we are obligated to pay a royalty fee of 2.6% of gross revenues and an incentive royalty of 20% of operating profit.
In addition, we are a party to a Mutual Exclusivity Agreement and a Master Management Agreement with Remington Lodging. See “Certain Agreements—Remington Master Management Agreement” and “Mutual Exclusivity Agreement.”
Ground Leases
Three of our hotels are subject to ground leases that cover all of the land underlying the respective hotel. See “Certain Agreements—Ground Leases” for more information related to our ground leases.
Our Financing Strategy
As part of our separation from Ashford Trust, we assumed mortgage indebtedness secured by the eight hotels we acquired in the spin-off, which totaled $621.9 million (including the indebtedness secured by the two hotels we own through a consolidated joint venture) as of December 31, 2013. We partially financed the acquisition of the Sofitel Chicago Water Tower through a mortgage loan of $80.0 million. In connection with our acquisition of the Pier House Resort, we assumed $69.0 million of property level debt from Ashford Trust. We also acquired a 100% leasehold interest in the Bardessono hotel with proceeds from a privately placed convertible preferred stock offering and cash on hand totaling $85.0 million. On November 23, 2015, we completed the financing of a $40.0 million mortgage loan. The mortgage loan is secured by the Bardessono Hotel. In addition, we partially financed the acquisition of the Ritz-Carlton St. Thomas through a mortgage loan of $42.0 million. As of December 31, 2015, our property-level indebtedness was approximately $840.2 million, with a weighted average interest rate of 4.7% per annum. As of December 31, 2015, approximately 49.1% of our mortgage debt bears interest at fixed rates averaging 6.08% and the remaining 50.9% bears interest at the variable rate of LIBOR plus 2.96%. We intend to continue to use a mix of fixed and variable-rate debt, and we may, if appropriate, enter into interest rate hedges.
Our objective, over time, is to effectively deleverage our portfolio by acquiring additional hotels and applying less leverage than we had upon completion of the spin-off. Alternatively, we may deleverage via retaining excess cash to reduce our net debt. We expect to achieve and maintain a net debt-to-EBITDA ratio of 5.0x or less. We define net debt as the outstanding principal amount of our consolidated indebtedness, less cash, cash equivalents, marketable securities, investment in the AIM Real Estate Hedged Equity (U.S.) Fund, LP (the “REHE Fund”) and investment in Ashford Inc. We intend to finance our long-term growth and liquidity needs with operating cash flow, equity issuances of both common and preferred stock, joint ventures, a revolving line of credit and secured and unsecured debt financings having staggered maturities. We may also issue common units in our operating partnership to acquire properties from sellers who seek a tax-deferred transaction.
We may use the proceeds from any borrowings for working capital, consistent with industry practice, to:

•	purchase interests in partnerships or joint ventures;

•	finance the origination or purchase of debt investments; or

•	finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.

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
Any increase in the scope of duties or services to be provided by Ashford LLC must be jointly approved by us and Ashford LLC and will be subject to additional compensation as outlined in the advisory agreement.
Ashford LLC is our exclusive asset manager; provided, that if our independent directors and Ashford Inc.’s independent directors determine that a proposed acquisition of property would be uneconomic to us without additional incentives, we will have the option of utilizing Ashford LLC as the asset manager or engaging a third party as the asset manager.
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
Ashford LLC and Ashford Inc. have agreed, from time to time, to make mutually agreed upon “key money investments” in our Company, our subsidiaries or affiliates to facilitate our acquisition of one or more properties, if our independent directors and Ashford Inc. determine that without such an investment, the acquisition of such property would be uneconomic to us. Any such assets are referred to as “key money assets.” Any key money investment will be in the form of, but not limited to, cash, notes, equity of Ashford Inc., the acquisition of furniture, fixture and equipment (“FF&E”) for use at the subject hotel, or as agreed at the time a key money investment is made. Upon any such key money investment, we will engage Ashford LLC as the asset manager for the related key money asset and will pay the key money asset management fees which are included in the base fees. We may also agree to additional incentive fees based on the performance of any key money asset. We will be obligated to pay Ashford LLC the “key money clawback amount,” which is equal to the difference between a per annum return of 5% on a key money asset and the amount actually received by Ashford LLC (through key money asset management fees and key money incentive fees, if applicable) related to such key money asset, if the Advisory Agreement (or the applicable asset management agreement) is terminated by us for any reason or we dispose of such key money asset (calculated on an investment by investment basis).
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
Term and Termination. The term of our advisory agreement is 10 years from the effective date of the advisory agreement, with automatic five-year renewal terms unless previously terminated as described below. Following the 10-year initial term, the advisory agreement may be terminated by us with 180 days’ prior written notice prior to the expiration of the then-current term, on the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either (a) there has been unsatisfactory performance by Ashford LLC that is materially detrimental to us and our subsidiaries taken as a whole, or (b) the base fee and/or incentive fee (each as defined in the advisory agreement) is not fair based on the then current market for such fees (and Ashford LLC does not offer to negotiate a lower fee that at least a majority of our independent directors determine is fair). If the reason for non-renewal specified by us in our termination notice is (b) in the preceding sentence, then Ashford LLC may, at its option, provide a notice of proposal to renegotiate the base fee and incentive fee not less than 150 days prior to the pending termination date. Thereupon, each party has agreed to use its commercially reasonable efforts to negotiate in good faith to find a resolution on fees within 120 days following our receipt of the renegotiation proposal. If a resolution is achieved between Ashford LLC and at least a majority of our independent directors within the 120-day period, then the advisory agreement will continue in full force and effect with modification only to the agreed upon base fee and/or incentive fee, as applicable.
If no resolution on fees is reached within the 120-day period, if we terminate the advisory agreement because of unsatisfactory performance by Ashford LLC, or if we terminate the advisory agreement upon a change in control of us and such change of control transaction is conditioned upon the termination of the advisory agreement (which is permissible with 60 days’ notice) we would be required to pay a termination fee equal to 1.1 times the greater of either:

•
12 multiplied by the Net Earnings of the advisor for the 12-month period preceding the termination date of our advisory agreement.  For purposes of this calculation, “Net Earnings” is defined as (A) our advisor’s reported Adjusted EBITDA (as defined in our advisory agreement) for the 12-month period preceding the termination of our advisory agreement (adjusting assuming our advisory agreement was in place for the full 12-month period if it otherwise was not), as reported in our advisor’s earnings releases less (B) our advisor’s pro forma Adjusted EBITDA (as defined in our advisory agreement) assuming our advisory agreement was not in place during such period plus (C) all EBITDA (Net Income (per GAAP) plus interest expenses, income taxes, depreciation and amortization) of our advisor and any of its affiliates and subsidiaries from providing any service or product to the Company, our operating partnership or any of its affiliates or subsidiaries, exclusive of EBITDA directly resulting from our advisory agreement;

•
the earnings multiple for the 12-month period preceding the termination date (calculated as our total enterprise value divided by Ashford LLC’s adjusted EBITDA) for Ashford Inc. common stock for the 12-month period preceding the termination date of the advisory agreement multiplied by the Net Earnings of the advisor (as defined above) for the 12-month period preceding the termination date of this advisory agreement; or

•
the simple average of our earnings multiples for the three preceding fiscal years (calculated as total enterprise value divided by, in each case, Ashford LLC’s adjusted EBITDA for such periods) multiplied by the Net Earnings of the advisor (as defined above) for the 12-month period preceding the termination date of this advisory agreement;

plus, in each case, a gross-up amount for federal and state tax liability, based on an assumed combined tax rate of 40%. Any such termination fee will be payable on or before the termination date.
We have agreed with Ashford LLC that if Ashford Inc. and Remington Lodging consummate their proposed business combination transaction, that for purposes of determining the termination fee under the advisory agreement, Ashford LLC’s “Net Earnings” and “Adjusted EBITDA” shall not include Adjusted EBITDA arising under the Remington Master Management Agreement attributable to management fees, project management fees and market service fees (all as defined in the Remington Master Management Agreement) earned by Remington Lodging and/or its subsidiaries and consolidated with Ashford Inc.

We may also terminate the advisory agreement at any time, including during the 10-year initial term, without the payment of a termination fee under the following circumstances:

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

•
immediately upon providing written notice to Ashford LLC, if it commits an act of fraud against us, misappropriates our funds or acts in a manner constituting willful misconduct, gross negligence or reckless disregard in the performance of its material duties under the advisory agreement (including a failure to act); provided, however, that if any such actions or omissions are caused by an employee and/or an officer of Ashford LLC (or an affiliate of Ashford LLC) and Ashford LLC takes all reasonable necessary and appropriate action against such person and cures the damage caused by such actions or omissions within 45 days of Ashford LLC’s actual knowledge of its commission or omission, we will not have the right to terminate the advisory agreement; and

•
immediately upon providing written notice to Ashford LLC following certain changes of control of Ashford LLC, exclusive of any change of control that is an assignment permitted as described in “Assignment” below or a change of control of Ashford Trust at any time that Ashford LLC remains under the control of Ashford Trust.

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
Following the 10-year initial term, Ashford LLC may terminate the advisory agreement prior to the expiration of the then-current term with 180 days’ prior written notice. Additionally, Ashford LLC may terminate the advisory agreement if we default in the performance or observance of any material term, condition or covenant under the advisory agreement; provided, however, before terminating the advisory agreement, Ashford LLC must give us written notice of the default and provide us with an opportunity to cure the default within 45 days, or if such default is not reasonably susceptible to cure within 45 days, such additional cure period as is reasonably necessary to cure the default (not to exceed 90 days) so long as we are diligently and in good faith pursuing such cure. In the event of such a termination, Ashford LLC will be entitled to all accrued fees and expenses.
Fees and Expenses.

•
Base Fee. The total quarterly base fee per annum is based on a declining sliding scale percentage of the total market capitalization of our company, subject to a minimum quarterly base fee plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.7%). The “total market capitalization” for purposes of determining the base fee is calculated on a quarterly basis as (i) the average of the volume-weighted average price per share of our common stock for each trading day of the preceding quarter multiplied by the average number of shares of our common stock outstanding during such quarter, on a fully-diluted basis (assuming all common units and long term incentive partnership units in the operating partnership which have achieved economic parity with common units in the operating partnership have been redeemed for our common stock), plus (ii) the quarterly average of the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt), plus (iii) the quarterly average of the liquidation value of our outstanding preferred equity and (iv) multiplying the sum of (i), (ii), and (iii) above by the Key Money Asset Factor (defined in our advisory agreement as 1 minus the quotient resulting from dividing the aggregate gross book value of all key money assets by the aggregate gross book value of all our assets (including key money assets).

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

•
Incentive Fee. In each year that our total shareholder return (“TSR”) exceeds the “average TSR of our peer group” we have agreed to pay an incentive fee. For purposes of this calculation, our TSR will be calculated using a year-end stock price equal to the closing price of our common stock on the last trading day of the year as compared to the closing stock price of our common stock on the last trading day of the prior year, assuming all dividends on the common stock are reinvested into additional shares of common stock. The average TSR for each member of our peer group is calculated in the same manner, and the simple average for our entire peer group is the “average TSR for our peer group.” If our TSR exceeds the average TSR for our peer group, Ashford LLC will be paid an incentive fee.

The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage but in no event greater than 25%) by which our annual TSR exceeds the average TSR for our peer group, multiplied by (ii) the fully diluted equity value of our company at December 31 of the applicable year. To determine the fully diluted equity value, we will assume that all units in our operating partnership, including long-term incentive plan (“LTIP”) units that have achieved economic parity with the common units, if any, are redeemed for our common stock and that the per share value of each share of our common stock is equal to the closing price of our stock on the last trading day of the year.
The incentive fee, if any, subject to the FCCR Condition (defined below), is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the incentive fee relates and on January 15 of the next two successive years. Notwithstanding the foregoing, upon any termination of the advisory agreement for any reason, any unpaid incentive fee (including any incentive fee installment for the stub period ending on the termination date) will become fully earned and immediately due and payable without regard to the FCCR Condition defined below. Except in the case when the incentive fee is payable on the date of termination of the advisory agreement, up to 50% of the incentive fee may be paid in our common stock or in common units of our operating partnership, at our discretion, with the balance payable in cash unless at the time for payment of the incentive fee, Ashford LLC owns common stock or common units in an amount greater than or equal to three times the base fee for the preceding four quarters or payment in such securities would cause the advisor to be subject to the provision of the Investment Company Act of 1940, or payment in such securities would not be legally permissible for any reason, in which case the entire incentive fee will be payable in cash.
Upon the determination of the incentive fee, except in the case of any termination of the advisory agreement in which case the incentive fee for the stub period and all unpaid installments of an incentive fee shall be deemed earned and fully due and payable, each one-third installment of the incentive fee shall not be deemed earned by the advisor or otherwise payable by us unless we, as of the December 31 immediately preceding the due date for the payment of the incentive fee installment, have a FCCR of 0.20x or greater (the “FCCR Condition”). For purposes of this calculation, “FCCR” means our fixed charge coverage ratio, which is the ratio of adjusted EBITDA for the previous four consecutive fiscal quarters to fixed charges, which includes all (i) our and our subsidiaries’ interest expense, (ii) our and our subsidiaries’ regularly scheduled principal payments, other than balloon or similar principal payments which repay indebtedness in full and payments under cash flow mortgages applied to principal, and (iii) preferred dividends paid by us.

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

•
Expense Reimbursement. Ashford LLC is responsible for all wages, salaries, cash bonus payments and benefits related to its employees providing services to us (including any of our officers who are also officers of Ashford LLC), with the exception of any equity compensation that may be awarded by us to the employees of Ashford LLC who provide services to us, the provision of certain internal audit services and the international office expenses described below. We are responsible to pay or reimburse Ashford LLC monthly for all other costs incurred by it on our behalf or in connection with the performance of its services and duties to us, including, without limitation, tax, legal, accounting advisory, investment banking and other third party professional fees, director fees and insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreement), debt service, taxes, insurance, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by us, including the value of awards made by us to Ashford LLC’s employees, and any other costs which are reasonably necessary for the performance by Ashford LLC of its duties and functions. In addition, we pay a pro rata share of Ashford LLC’s office overhead and administrative expenses incurred in the performance of its duties and functions under the advisory agreement. There is no specific limitation on the amount of such reimbursements.
In addition to the expenses described above, we are required to reimburse Ashford LLC monthly for our pro rata share (as reasonably agreed to between Ashford LLC and a majority of our independent directors or our audit committee, chairman of our audit committee or lead director) of (i) employment expenses of Ashford LLC’s internal audit managers, insurance advisory and other Ashford LLC employees who are actively engaged in providing internal audit services to us, (ii) the reasonable travel and other out-of-pocket expenses of Ashford LLC relating to the activities of its internal audit employees and the reasonable third-party expenses which Ashford LLC incurs in connection with its provision of internal audit services to us and (iii) all reasonable international office expenses, overhead, personnel costs, travel and other costs directly related to Ashford LLC’s non-executive personnel who are located internationally or that oversee the operations of international assets or related to our advisor’s personnel that source, investigate or provide diligence services in connection with possible acquisitions or investments internationally. Such expenses shall include but are not limited to, salary, wage payroll taxes and the cost of employee benefit plans.

•
Additional Services. If, and to the extent that, we request Ashford LLC to render services on our behalf other than those required to be rendered by it under the advisory agreement, such additional services shall be compensated separately at market rates, as defined in the advisory agreement.

Assignment. Ashford LLC may assign its rights under the agreement without our approval to any affiliate under the control of Ashford Inc.
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
Relationship with the Advisor. Ashford LLC is a subsidiary of Ashford Inc. and advises us and Ashford Trust. As of December 31, 2015, we hold approximately 9.7% of the equity of Ashford Inc., Ashford LLC’s parent company and Ashford Trust holds approximately 29.8% of the equity of Ashford Inc., on a fully diluted basis. Ashford LLC, its equity holders and employees are permitted to have other advisory clients, which may include other REITs operating in the real estate industry. If we materially revise our initial investment guidelines without the express written consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities. We have agreed that we will not revise our initial investment guidelines to be directly competitive with the investment guidelines of Ashford Trust as of November 19, 2013. The advisory agreement gives us the right to equitable treatment with respect to other clients of Ashford LLC, but does not give us the right to preferential treatment, except that Ashford LLC and Ashford Trust have agreed that, so long as we have not materially changed our initial investment guidelines without the express consent of Ashford LLC, any individual hotel investment opportunities that satisfy our investment focus will be presented to our board of directors, who will have up to 10 business days to accept such opportunity prior to it being available to Ashford Trust or any other entity advised by Ashford LLC.
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
\Hotel Management Agreements
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotels. Third parties must operate our hotels. Our hotels are leased to TRS lessees (except for the Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged property managers to manage our hotels. Each of our hotels other than the Pier House Resort and the Bardessono Hotel are operated pursuant to a hotel management agreement with one of three independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, Inc. or its affiliates, Courtyard Management Corporation and Renaissance Hotel Management Company, LLC, and (3) Accor. Courtyard by Marriott and Renaissance are both registered trademarks of Marriott. The Pier House Resort and the Bardessono Hotel are operated by Remington Lodging.
The terms of each of the hotel management agreements as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	three 10-year options
The Capital Hilton	12/17/2003	12/31/2023	three 10-year options
Marriott Plano Legacy Town Center	8/15/2003	12/31/2023	two 10-year options
Seattle Marriott Waterfront	5/23/2003	12/31/2028	five 10-year options
Courtyard San Francisco Downtown	6/14/2002	12/31/2027	five 5-year options
Courtyard Philadelphia Downtown	12/3/2011	12/31/2041	two 10-year options
Courtyard Seattle Downtown	1/4/2003	12/31/2026	one 10-year option
Renaissance Tampa International Plaza	4/9/2003, with 8/9/2004 opening date	12/28/2029	five 10-year options
Sofitel Chicago Water Tower	3/30/2006	12/31/2030	three 10-year options
Pier House Resort	5/14/2013	05/14/2023	three 7-year and one 4-year option
The Bardessono Hotel	7/10/2015	07/10/2025	three 7-year options and one 4-year option
Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	two 10-year options

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

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$116,187,276

The Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$132,100,000

Marriott Plano Legacy Town Center (3)	3%	35% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.1% of gross revenues per fiscal year	11% of owner’s investment (that includes owner funded capital expenditures)	$57,220,772

Seattle Marriott Waterfront (3)	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	$88,899,926

Courtyard San Francisco Downtown	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	$9,500,000 plus 11.5% of owner funded capital expenses	Not applicable

Courtyard Philadelphia Downtown	6.5%	20% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	2011—$5 million 2012—$5.5 million 2013—$6 million 2014—$6.5 million Thereafter—$7 million Plus 10.25% of owner funded capital expenses after the beginning of 2016.	Not applicable

Courtyard Seattle Downtown (3)	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	$3,669,624 plus 10.25% of owner funded capital expenses	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Renaissance Tampa International Plaza	3.5%	First Incentive Fee: 100% of operating profit (after deduction for contributions to the FF&E reserve) after Owner’s First Priority until an aggregate amount of $2 million is paid to manager. Second Incentive Fee: After payment of owner’s 1st priority and manager’s first incentive fee, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of 6,675,000 plus 15% of owner-funded capital expenses, and 40% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.8% of gross revenues per fiscal year	Owner’s 1st Priority: 11.25% of owner’s investment Owner’s 2nd Priority: After payment of the owner’s 1st priority and manager’s fee, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $6,675,000 plus 15% of owner- funded capital expenses, and 60% of the operating profit in excess of such sum.	$44,500,000

Sofitel Chicago Water Tower	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues.	2% of gross hotel revenues	Not applicable	$153,000,000

Pier House Resort	Greater of $13,108.42 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	Not applicable

Bardessono Hotel	Greater of $13,108.42 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	$85,000,000

Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over Owner’s Priority for such Fiscal Year.	1.0% of Gross Revenues	$5,440,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures.	$64,000,000
__________________

(1)	Management fee is expressed as a percentage of gross hotel revenue.

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

Below is a summary of the principal terms of the hotel management agreements with Marriott, Hilton and Accor.
Marriott Management Agreements
Term. The remaining base term of each of our seven Marriott management agreements ranges from approximately 7 to 26 years, expiring between December 31, 2023 and December 31, 2041. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from one 10-year extension to five 10-year extensions.
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

•
Marriott Plano Legacy Town Center; Courtyard San Francisco Downtown; Seattle Marriott Waterfront; Courtyard Seattle Downtown; Renaissance Tampa International Plaza and Ritz-Carlton St. Thomas: If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 30% (60% for Ritz-Carlton St. Thomas) or more of the then total replacement cost of the hotel), then either party may terminate the hotel management agreement.

Early Termination for Condemnation. If all or substantially all of the hotel is taken in any condemnation or similar proceeding, or a portion of the hotel is so taken, and the result is that it is unreasonable to continue to operate the hotel in accordance with the hotel management agreement, the hotel management agreement shall terminate.
Performance Termination. All of the Marriott hotel management agreements are structured to provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel managed by Marriott. The performance period is measured with respect to any two consecutive fiscal years, except that for the Courtyard Philadelphia Downtown, the performance period will not include any fiscal year prior to 2015 and for the Courtyard Seattle Downtown, the performance period will not include any period prior to 2013. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the hotel management agreement) which ranges from 9.5% to 10.25% of the approximate total investment in the hotel, and in the case of the Courtyard Philadelphia Downtown is 85% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which range from 0.85 to 1.00, and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of an extraordinary event or force majeure, any major renovation of the hotel adversely affecting a material portion of the income generating areas (or any major renovation with respect to the Courtyard Philadelphia Downtown), or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of Courtyard Philadelphia Downtown, by waiving base management fees until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
Limitation on Termination Rights. Our ability to exercise termination rights is subject to certain limitations if the manager or any of its affiliates are providing certain credit enhancements, loans or fundings as described in the hotel management agreement, or in certain cases, if manager’s incentive management fee is outstanding.
Assignment and Sale. Each Marriott management agreement provides that we cannot sell the applicable hotel to any unrelated third party or engage in certain change of control actions if (i) we are in default under the hotel management agreement, (ii) such party is known to be of bad moral character or has been convicted of a felony or is in control of or controlled by persons who have been convicted of felonies, (iii) such party does not (in the reasonable judgment of manager) have sufficient financial resources and liquidity to fulfill our obligations under the hotel management agreement, (iv) such party has an ownership interest, either directly or indirectly, in a brand or group of hotels totaling at least 10 hotels and such brand or group competes with the manager or Marriott or any affiliate thereof, or (v) with respect to the Courtyard Philadelphia Downtown, such party is a “specially designated national or blocked person” as designated by the applicable governmental entity. Any sale of the property (which includes any equity transfer, whether directly or indirectly) is subject to certain conditions, including the provision of notice of such sale to the manager.
Right of First Offer. All of the Marriott management agreements provide Marriott with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right. After notice of a proposed sale to the manager, we have a specified time period, ranging from 20 to 45 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to the manager (with certain details regarding the terms of sale). The manager then has a specified time period, ranging from 20 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If the manager does not timely respond or does not consent to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale or the notice of sale is deemed void and we must provide a new notice to the manager.
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
Performance Termination. Each of the Hilton management agreements provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel managed by Hilton. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria are: (i) the hotel’s operating cash flow (before deducting our priority return) does not equal or exceed 85% of the our priority return (as defined in the hotel management agreement); and (ii) the hotel’s yield index is below the base yield index (as such terms are defined in the hotel management agreement), which is 90%. The manager has a right to avoid a performance termination by paying to us an amount within 30 days of due notice equal to the deficiency set forth in (i) above to cure such performance default, but in no event may the manager exercise such cure with respect to more than four full operating years during the initial term or with respect to more than four full operating years during any single extension term. The amount of any shortfall payable by manager to us shall be reduced to the extent of any portion attributable to a force majeure event, performance of certain capital renewals and major capital improvements adversely affecting a material portion of the income generating areas of the hotel, or certain uncontrollable expenses that could not have been reasonably anticipated by the manager.
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
Right of First Offer. Each of the Hilton management agreements provides the manager with a right of first negotiation with respect to a sale of the hotel (which includes any equity transfer, whether directly or indirectly) or lease of the hotel (if applicable). After notice of a proposed sale or lease to the manager, the manager has 30 days to elect or decline to exercise its right to purchase or lease. If the manager makes an election to purchase or lease, the parties have 30 days to execute an agreement for purchase (or lease, if applicable) and an additional 30 days to consummate the purchase or lease (if applicable). If the manager declines to exercise its right to purchase or lease, the sale or lease must occur within 180 days at greater than 90% of the price or the notice of sale must be renewed to manager.
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
Remington Master Management Agreement
As described below under “Mutual Exclusivity Agreement,” we entered into a mutual exclusivity agreement with Remington Lodging upon completion of the spin-off. Remington Lodging manages the Pier House Resort and the Bardessono Hotel & Spa. Remington Lodging is owned 100% by Mr. Monty J. Bennett, our chief executive officer and chairman of our board of directors and the chief executive officer and chairman of the board of directors of Ashford Trust, and his father, Mr. Archie Bennett, Jr. Pursuant to this agreement, we have agreed to engage Remington Lodging for the property management, project management, development and certain other work for all hotels we acquire, unless our independent directors either (i) unanimously vote not to engage Remington Lodging, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington Lodging because, in their reasonable business judgment, they have determined that it would be in our best interest not to engage Remington Lodging or that another manager or developer could perform the duties materially better. We believe Remington Lodging to be one of the premier third-party property managers in the country, and our mutual exclusivity agreement with Remington Lodging offers us a unique competitive advantage over other lodging REITs.
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
The following summarizes the terms of the master management agreement that we have agreed will control to the extent that Remington Lodging manages future properties that we acquire and that will control with respect to the project management of each of our properties, unless otherwise provided for in a hotel’s management agreement, including our eight initial properties contributed to us in connection with the spin-off. This summary is qualified in its entirety by reference to the master management agreement filed as an exhibit to this Annual Report on Form 10-K.
Term. The master management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington Lodging, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington Lodging is not then in default under the master management agreement. If at the time of the exercise of any renewal period, Remington Lodging is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington Lodging desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master management agreement no less than 90 days before the expiration of the then current term of the master management agreement.
Amounts Payable under the Remington Master Management Agreement. Remington Lodging receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$13,108.42 (increased annually based on consumer price index adjustments); or

•	3% of the gross revenues associated with that hotel for the related month.
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
The incentive fee is designed to encourage Remington Lodging to generate higher house profit at each hotel by increasing the fee due to Remington Lodging when the hotels generate house profit above certain threshold levels. Any increased revenues will generate increased lease payments under the percentage leases and should thereby benefit our stockholders.
Termination. The master management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:

•	a sale of a hotel;

•	the failure of Remington Lodging to satisfy certain performance standards;

•	for the convenience of our TRS lessee;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by Remington Lodging or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master management agreement with respect to one or more of the hotels, we must pay Remington Lodging termination fees, plus any amounts otherwise due to Remington Lodging pursuant to the terms of the master management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Remington Lodging is not then in default, subject to certain cure and grace periods:

•
Sale. If any hotel subject to the Remington master management agreement is sold during the first 12 months of the date such hotel becomes subject to the master management agreement, our TRS lessee may terminate the master management agreement with respect to such sold hotel, provided that it pays to Remington Lodging an amount equal to the management fee (both base fees and incentive fees) estimated to be payable to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget for the balance of the first year of the term. If any hotel subject to the Remington master management agreement is sold at any time after the first year of the term and the TRS lessee terminates the master management agreement with respect to such hotel, our TRS lessee will have no obligation to pay any termination fees.

•
Casualty. If any hotel subject to the Remington master management agreement is the subject of a casualty during the first year of the initial 10-year term and the TRS lessee elects not to rebuild, then we must pay to Remington Lodging the termination fee, if any, that would be owed if the hotel had been sold. However, after the first year of the initial 10-year term, if a hotel is the subject of a casualty and the TRS lessee elects not to rebuild the hotel even though sufficient casualty insurance proceeds are available to do so, then the TRS lessee must pay to Remington Lodging a termination fee equal to the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine.

•
Condemnation or Force Majeure. In the event of a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master management agreement terminates as to those hotels.

•
Failure to Satisfy Performance Test. If any hotel subject to the Remington master management agreement fails to satisfy a certain performance test, the TRS lessee may terminate the master management agreement with respect to such hotel, and in such case, the TRS lessee must pay to Remington Lodging an amount equal to 60% of the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine. Remington Lodging will have failed the performance test with respect to a particular hotel if during any fiscal year during the term (i) such hotel’s gross operating profit margin for such fiscal year is less than 75% of the average gross operating profit margins of comparable hotels in similar markets and geographical locations, as reasonably determined by Remington Lodging and the TRS lessee, and (ii) such hotel’s RevPAR yield penetration is less than 80%. Upon a performance test failure, the TRS lessee must give Remington Lodging two years to cure. If, after the first year, the performance test failure has not been cured, then the TRS lessee may, in order not to waive any such failure, require Remington Lodging to engage a consultant with significant hotel lodging experience reasonably acceptable to both Remington Lodging and the TRS lessee, to make a determination as to whether or not another management company could manage the hotel in a materially more efficient manner. If the consultant’s determination is in the affirmative, then Remington Lodging must engage such consultant to assist with the cure of such performance failure for the second year of the cure period after that failure. If the consultant’s determination is in the negative, then Remington Lodging will be deemed not to be in default under the performance test. The cost of such consultant will be shared by the TRS lessee and Remington Lodging equally. If Remington Lodging fails the performance test for the second year of the cure period and, after that failure, the consultant again makes a finding that another management company could manage the hotel in a materially more efficient manner than Remington Lodging, then the TRS lessee has the right to terminate the management agreement with respect to such hotel upon 45 days’ written notice to Remington Lodging and to pay to Remington Lodging the termination fee described above. Further, if any hotel subject to the Remington management agreement is within a cure period due to a failure of the performance test, an exercise of a renewal option shall be conditioned upon timely cure of the performance test failure, and if the performance failure is not timely cured, the TRS lessee may elect to terminate the management agreement without paying any termination fee.

•
For Convenience. With respect to any hotel managed by Remington Lodging pursuant to the Remington master management agreement, if the TRS lessee elects for convenience to terminate the management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington Lodging, equal to the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine. With respect to any non-managed hotel for which services are provided pursuant to the Remington master management agreement, if the TRS lessee elects for convenience to terminate the master management agreement with respect to such non-managed hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington Lodging, equal to the product of (i) 65% of the aggregate project management fees and market service fees estimated for the non-managed hotel for the then current fiscal year in which such termination is to occur (but in no event less than the project management fees and market service fees for the preceding full fiscal year) by (ii) nine.

If the master management agreement terminates as to all of the hotels covered in connection with a default under the master management agreement, the mutual exclusivity agreement can also be terminated at the non-defaulting party’s election. See “Mutual Exclusivity Agreement.”
Maintenance and Modifications. Remington Lodging must maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. The cost of all such maintenance, repairs and alterations will be paid by the TRS lessee.
Insurance. Remington Lodging must coordinate with the TRS lessee the procurement and maintenance of all workers’ compensation, employer’s liability, and other appropriate and customary insurance related to its operations as a property manager, the cost of which is the responsibility of the TRS lessee.
Assignment and Subleasing. Neither Remington Lodging nor the TRS lessee may assign or transfer the master management agreement without the other party’s prior written consent. However, Remington Lodging may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, his father Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington Lodging from any of its obligations under the master management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master management agreement with respect to such damaged hotel upon 60 days’ written notice. In the event of a termination, neither the TRS lessee nor Remington Lodging will have any further liabilities or obligations under the master management agreement with respect to such damaged hotel, except that we may be obligated to pay to Remington Lodging a termination fee, as described above. If the management agreement remains in effect with respect to such damaged hotel, and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay management fees will be unabated. If, however, the master management agreement remains in effect with respect to such damaged hotel, but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to partial, pro rata abatement of the management fees while the hotel is being repaired.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the Remington master management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. In the event of termination, neither the TRS lessee nor Remington Lodging will have any further rights, remedies, liabilities or obligations under the Remington master management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the master management agreement. If there is an event of force majeure or any other cause beyond the control of Remington Lodging that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the Remington management agreement may be terminated by the TRS lessee. In the event of such a termination, neither the TRS lessee nor Remington Lodging will have any further rights, remedies, liabilities or obligations under the Remington master management agreement with respect to such hotel.
Annual Operating Budget. The master management agreement provides that not less than 45 days prior to the beginning of each fiscal year during the term of the master management agreement, Remington Lodging will submit to the TRS lessee for each of the hotels, an annual operating budget setting forth in detail an estimated profit and loss statement for each of the next 12 months (or for the balance of the fiscal year in the event of a partial first fiscal year), including a schedule of hotel room rentals and other rentals and a marketing and business plan for each of the hotels. The budget is subject to the TRS lessee approval, which may not be unreasonably withheld. The budget may be revised from time to time, taking into account such circumstances as the TRS lessee deems appropriate or as business and operating conditions shall demand, subject to the reasonable approval of Remington Lodging.
Capital Improvement Budget. Remington Lodging must prepare a capital improvement budget of the expenditures necessary for replacement of furniture, fixtures and equipment and building repairs for the hotels during the following fiscal year and provide such budget to the relevant TRS lessee and landlord for approval at the same time Remington Lodging submits the proposed annual operating budget for approval by TRS lessee. Remington Lodging will, in accordance with the capital improvement budget, make such substitutions and replacements of or renewals to furniture, fixtures and equipment and non-routine repairs and maintenance as it deems necessary to maintain our hotels. Remington Lodging may not make any other expenditures for these items without the relevant TRS lessee and landlord approval, except expenditures which are provided in the capital improvements budget or are required by reason of any (i) emergency, (ii) applicable legal requirements, (iii) the terms of any franchise agreement or (iv) are otherwise required for the continued safe and orderly operation of our hotels. The cost of all such changes, repairs, alterations, improvements, renewals, or replacements will be paid from the capital improvement reserve or other monies advanced by the TRS lessee.
Service and Project Management Fees. The master management agreement provides that each TRS lessee will pay Remington Lodging a project management fee equal to 4% of the total project costs associated with the implementation of the approved capital improvement budget for a hotel until such time that the capital improvement budget and/or renovation project costs involve expenditures in excess of 5% of gross revenues of such hotel, whereupon the project management fee will be 3% of total project costs in excess of the 5% of gross revenue threshold. In addition, each TRS lessee will pay Remington Lodging additional fees at then-current market rates for other services beyond managing the hotels or implementing the capital improvement budget. These other services include: (i) construction management, (ii) interior design assistance involved in implementing the capital improvement budget, (iii) managing architects for the implementation of the capital improvement budget, overseeing all conceptual designs and reviewing plans, drawings, shop drawings and other matters necessary for the proper implementation of the capital improvement budget, (iv) purchasing of furniture, fixtures, and equipment, (v) managing freight selection and shipping processes of furniture, fixtures, and equipment, (vi) the warehousing of goods delivered at the job site, inspection of materials delivered, and the filing of claims associated with the delivery of defective or damaged goods and (vii) management and oversight of the installation of furniture, fixtures and equipment.
The fees for the additional services will be consistent with the approved capital improvement budget and will be deemed approved by the TRS lessee and landlord unless a majority of our independent directors determine that such fees for the additional services are not in line with market rates for similar services. In the event that the majority of our independent directors determine that the fees for the additional services are not market, the TRS lessee and Remington Lodging will engage a consultant reasonably satisfactory to both parties to provide then current market information with respect to the proposed fees and a written recommendation as to whether such fees are market rates or not. If the consultant determines that such fees as proposed by Remington Lodging are market, then the landlord will pay any consultant fees incurred by such consultant in making the determination. If the consultant’s recommendation does not support the fees as proposed by Remington Lodging, then Remington Lodging will pay the consultant’s fees incurred in connection with the determination and may, at its election, perform such service for fees consistent with the market research and recommendation of the consultant or elect not to provide such services and no termination fee will be payable. If Remington Lodging elects not to provide project related services for a non-managed hotel, no termination fee will be payable.
If the TRS lessee elects, for convenience, to terminate the project management and other market services being provided by Remington Lodging with respect to a hotel property (not taking into consideration any property management services), we must pay a termination fee to Remington Lodging equal to the product of (i) 65% of the project management fees and market service fees estimated to be payable to Remington Lodging with respect to the applicable hotel pursuant to the then current capital budget (but in no event less than the aggregate project management fees and market services fees for the preceding full fiscal year) and (ii) nine.

Indemnity Provisions. Remington Lodging has agreed to indemnify each TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington Lodging subject to certain limitations; (ii) infringement by Remington Lodging of any third party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington Lodging of employment laws or that are a direct result of the corporate policies of Remington Lodging; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington Lodging; or (v) the breach by Remington Lodging of the master management agreement, including action taken by Remington Lodging beyond the scope of its authority under the master management agreement, which is not cured.
Except to the extent indemnified by Remington Lodging as described in the preceding paragraph, each TRS lessee will indemnify Remington Lodging against all damages not covered by insurance and that arise from: (i) the performance of Remington Lodging’s services under the master management agreement; (ii) the condition or use of our hotels; (iii) certain liabilities to which Remington Lodging is subjected, including pursuant to the WARN Act, in connection with the termination of the master management agreement; (iv) all employee cost and expenses; or (v) any claims made by an employee of Remington Lodging against Remington Lodging that are based on a violation or alleged violation of the employment laws.
Events of Default. Events of default under the Remington master management agreement include:

•	The TRS lessee or Remington Lodging files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.

•	The TRS lessee or Remington Lodging fails to make any payment due under the master management agreement, subject to a 10-day notice and cure period.

•
The TRS lessee or Remington Lodging fails to observe or perform any other term of the management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.

•	Remington Lodging does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Internal Revenue Code.
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
TRS Leases
Six of the hotels we acquired from Ashford Trust in connection with the spin-off are owned by our operating partnership and leased to subsidiaries of Ashford Prime TRS. Two of our hotels are held in a joint venture in which we have a 75% equity interest. The two hotels owned by the joint venture are leased to subsidiaries of the joint venture, which two subsidiaries we have elected to treat as TRSs. In 2014, Ashford Prime TRS formed two new subsidiaries to lease the two hotels acquired during the year. Similarly in 2015, Ashford Prime TRS formed an additional new subsidiary to lease one of the hotels acquired during the year. Ashford Prime TRS has elected to be treated as a TRS. We intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases. Ashford LLC will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time.
Term. The leases for each of the hotels we acquired from Ashford Trust in connection with the spin-off includes a term of five years, which began on January 1, 2013, except in the case of the Courtyard Philadelphia Downtown, the term began on December 2, 2011 and expires on December 31, 2016. The lease for the Pier House Resort began on May 14, 2013 and expires on December 31, 2017 and the lease for the Sofitel Chicago Water Tower began on February 24, 2014 and expires on December 31, 2018. The lease for the Bardessono hotel began on July 9, 2015 and expires on December 31, 2020. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
Ground Leases
Three of our hotels are subject to ground leases that cover the land underlying the respective hotels.
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
Hilton La Jolla Torrey Pines. The Hilton La Jolla Torrey Pines is subject to a ground lease with the City of San Diego and expires June 30, 2043. Rent is payable monthly and is the greater of minimum rent or percentage rent, determined monthly, with an annual true-up. Commencing January 1, 1993 and every five years thereafter, minimum rent is adjusted to be 80% of the annual average of actual rents paid or accrued during the preceding five-year period, but in no event may such rent be adjusted downwards. Percentage rent is determined from a percentage of room and banquet rental revenue, food and beverage sales, alcohol sales, lobby, gift shop and coin operated machine and telephone sales and other authorized uses. Percentage rent is adjusted at least six months prior to the end of the 30th lease year (December 31, 2017) and thereafter at least six months prior to each 10th year by mutual agreement to provide fair rental to landlord. The lease may be assigned with the landlord’s prior written consent (not to be unreasonably withheld), provided that the hotel is operated by a competent manager. The landlord will not withhold its consent if the assignee is a qualified assignee (defined to be a party, including a successor, who has a net worth not less than us and who is in good standing and has a good reputation within the community) and we satisfy certain other conditions, including that we provide 30 days’ notice of such assignment, certain financial and other information regarding assignee and an acceptable form of assumption agreement, and that there are no uncured defaults under the lease.
Bardessono Hotel. The Bardessono hotel is subject to a ground lease with Bardessono Brothers LLC and expires October 31, 2055, with two 25-year extension options. Rent is payable monthly and is the greater of minimum rent or percentage rent with an annual true-up on October 1. Each year, annual base minimum rent is increased (but never decreased) by an amount equal to the percentage increase in CPI Index during the prior 12-month period that starts on September 1 and ends on August 31. In no event will the index percentage be less than 101.5% nor more than 103.5% multiplied by the annual base minimum rent payable by tenant during the lease year just ending. A percentage rent, which is calculated on the positive difference (if any) between the greater of 8% of net room revenues OR 4.5% of net operating revenues and the aggregate base minimum rent actually paid by the tenant during the same calendar year will be paid on a calendar year basis. Within 90 days after end of calendar year tenant must provide landlord an officer’s certificate containing tenant’s financial statements and percentage rent payment, if any. The lease may be assigned with the landlord’s prior written consent at least 60 days but not more than 90 days before the effective date of the proposed assignment. Tenant must submit to landlord a statement containing contact and financial information, operating and property ownership history, and other information with respect to the proposed assignee or subtenant as landlord may reasonably require, the type of use proposed for the inn parcel or resort, and all of the principal terms of the proposed assignment; copy of proposed assignment; and a copy of the landlord’s consent to assignment.
Mutual Exclusivity Agreement
Upon completion of the spin-off, we and Ashford Prime OP entered into a mutual exclusivity agreement with Remington Lodging that was consented and agreed to by Mr. Monty J. Bennett, regarding lodging investment opportunities any of us identifies in the future.

Term. The initial term of the mutual exclusivity agreement is 10 years. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:

•	an event of default (see “Events of Default”),

•	a party’s early termination rights (see “Early Termination”), or

•
a termination of all Remington management agreements between the TRS lessee and Remington Lodging because of an event of default under the management agreements that affects all properties (see “Relationship with Management Agreement”).

Modification of Investment Guidelines. In the event that we materially modify our initial investment guidelines without the written consent of Remington Lodging, which consent may be withheld at its sole and absolute discretion, and may further be subject to the consent of Ashford Trust parties, the Remington Lodging parties will have no obligation to present or offer us investment opportunities at any time thereafter. Instead, the Remington Lodging parties, subject to the superior rights of the Ashford Trust parties or any other party with which the Remington Lodging parties may have an existing agreement, shall use their reasonable discretion to determine how to allocate investment opportunities it identifies. In the event we materially modify our investment guidelines without the written consent of Remington Lodging, the Ashford Trust parties will have superior rights to investment opportunities identified by the Remington Lodging parties, and we will no longer retain preferential treatment to investment opportunities identified by the Remington Lodging parties. A material modification for this purpose means any modification of our initial investment guidelines to be competitive with Ashford Trust’s investment guidelines.
Our Exclusivity Rights. Remington Lodging and Mr. Monty Bennett have granted us a first right of refusal to pursue certain lodging investment opportunities identified by Remington Lodging or its affiliates (including Mr. Bennett), including opportunities to buy hotel properties, to buy land and build hotels, or to otherwise invest in hotel properties that satisfy our initial investment guidelines and are not considered excluded transactions pursuant to the mutual exclusivity agreement. If investment opportunities are identified and are subject to the mutual exclusivity agreement, and we have not materially modified our initial investment guidelines without the written consent of Remington Lodging, then Remington Lodging, Mr. Bennett and their affiliates, as the case may be, will not pursue those opportunities (except as described below) and will give us a written notice and description of the investment opportunity, and we will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Lodging may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Lodging, on materially the same terms and conditions as offered to us. If the terms of such investment opportunity materially change, then Remington Lodging must offer the revised investment opportunity to us, whereupon we will have 10 business days to either accept or reject the opportunity on the revised terms.
Reimbursement of Costs. If we accept an investment opportunity from Remington Lodging, we will be obligated to reimburse Remington Lodging or its affiliates for the actual out-of-pocket and third-party costs and expenses paid by Remington Lodging or its affiliates in connection with such investment opportunity, including any earnest money deposits, but excluding any finder’s fee, brokerage fee, development fee or other compensation paid by Remington Lodging or its affiliates. Remington Lodging must submit to us an accounting of the costs in reasonable detail.
Exclusivity Rights of Remington Lodging. If we elect to pursue an investment opportunity that consists of the management and operation of a hotel property, and/or the construction, development, project management or the performance of project related services, we will hire Remington Lodging to provide such services unless our independent directors either (i) unanimously elect not to engage Remington Lodging, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Lodging for the particular hotel, or (B) based on the prior performance of Remington Lodging, another manager or developer could perform the duties materially better than Remington Lodging for the particular hotel. In return, Remington Lodging has agreed that it will provide those services.
Excluded Investment Opportunities. The following are excluded from the mutual exclusivity agreement and are not subject to any exclusivity rights or right of first refusal:

•	With respect to Remington Lodging, an investment opportunity where our independent directors have unanimously voted not to engage Remington Lodging as the manager or developer.

•
With respect to Remington Lodging, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington Lodging as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in our best interest not to engage Remington Lodging with respect to the particular hotel.

•
With respect to Remington Lodging, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington Lodging as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington Lodging for the particular hotel, based on Remington Lodging’s prior performance.

•	Existing hotel investments of Remington Lodging or its affiliates with any of their existing joint venture partners, investors or property owners.

•
Existing bona fide arm’s length third-party management arrangements (or arrangements for other services such as project management) of Remington Lodging or any of its affiliates with third parties other than us and our affiliates.

•
Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington Lodging or its affiliates have an ownership interest, provided that Remington Lodging provides us with notice 10 days’ prior to such transaction.

•	Any hotel investment that does not satisfy our initial investment guidelines.
Management or Development. If we hire Remington Lodging to manage or operate a hotel or construct hotel improvements, it will be pursuant to the terms of the form of management agreement agreed to between us and Remington Lodging. If we hire Remington Lodging to develop and construct a hotel, the terms of the development and construction will be pursuant to a form of development agreement that has been agreed to by us and Remington Lodging.
Events of Default. Each of the following is a default under the mutual exclusivity agreement:

•	we or Remington Lodging experience a bankruptcy-related event;

•	we fail to reimburse Remington Lodging as described under “Reimbursement of Costs,” subject to a 30-day cure period; and

•	we or Remington Lodging does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the mutual exclusivity agreement subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.
Early Termination. Remington Lodging has the right to terminate the exclusivity rights granted to us if:

•
Mr. Monty J. Bennett is removed as our chief executive officer or as chairman of our board of directors or is not re-appointed to either position, or he resigns as chief executive officer or chairman of our board of directors;

•	we terminate the Remington Lodging exclusivity rights pursuant to the terms of the mutual exclusivity agreement; or

•
our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

We may terminate the exclusivity rights granted to Remington Lodging if:

•
Remington Lodging fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Internal Revenue Code and for that reason, we terminate the master management agreement with Remington Lodging;

•
Remington Lodging is no longer “controlled” by Mr. Monty Bennett or his father Mr. Archie Bennett, Jr. or their respective family partnership or trusts, the sole members of which are at all times lineal descendants of Mr. Archie Bennett, Jr. or Mr. Monty Bennett (including step children) and spouses;

•
we experience a change in control and terminate the master management agreement between us and Remington Lodging and have paid a termination fee equal to the greater of (a) the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine, or (b) the product of (i) 65% of the project management fees and market services fees estimated to be payable to Remington Lodging with respect to the applicable hotel pursuant to the then current capital improvement budget (but in no event less than the aggregate project management fees and market service fees, for the preceding full fiscal year) and (ii) nine;

•	the Remington Lodging parties terminate our exclusivity rights pursuant to the terms of the mutual exclusivity agreement; or

•
our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

Assignment. The mutual exclusivity agreement may not be assigned by any of the parties to the agreement without the prior written consent of the other parties, provided that Remington Lodging can assign its interest in the mutual exclusivity agreement, without the written consent of the other parties, to a “manager affiliate entity” as that term is defined in the agreement, so long as such affiliate qualifies as an “eligible independent contractor” at the time of such transfer.
Relationship with Management Agreement. The rights provided to us and to Remington Lodging in the mutual exclusivity agreement may be terminated if the master management agreement between us and Remington Lodging terminates in its entirety because of an event of default as to all of the then-managed properties. A termination of Remington Lodging’s management rights with respect to one or more hotels (but not all hotels) does not terminate the mutual exclusivity agreement. A termination of the mutual exclusivity agreement does not terminate any management agreement either in part or in whole, and the management agreements would continue in accordance with their terms as to the hotels covered, despite a termination of the mutual exclusivity agreement.
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
Investment in AIM Real Estate Hedged Equity (U.S.) Fund, LP
On June 1, 2015, AHP SMA, LP, our wholly-owned subsidiary (“AHP SMA”), invested all of its assets in the REHE Fund, an investment fund managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. AIM serves as the investment manager of the REHE Fund and is responsible for the investment and reinvestment of its assets in accordance with certain investment guidelines set forth in the governing documents of the REHE Fund. As of December 31, 2015, AHP SMA’s investment in the REHE Fund was approximately $48.4 million.
AHP SMA, by way of its investment in the REHE Fund, has delegated to AIM all of its powers, duties and responsibilities with regard to the investment and reinvestment of the assets it has invested in the REHE Fund. The REHE Fund has appointed AIM as its agent in fact with full authority to buy, sell or otherwise effect investment transactions for the assets it has invested in the REHE Fund. AHP SMA retains no rights to dispose or vote the securities held by the REHE Fund.
AIM is not compensated for its services pursuant to the investment management agreement with respect to any assets invested by AHP SMA; however, the REHE Fund does reimburse AIM for certain expenses related to the investment management services provided by AIM to the REHE Fund and those expenses are indirectly borne by AHP SMA.
Effective as of March 1, 2016, the REHE Fund changed its name to Ashford Quantitative Alternatives (U.S.) LP.
Withdrawal. AHP SMA may withdraw its investment in the REHE Fund at any time by giving timely prior written notice to the REHE Fund.
Relationship with Our Executive Officers and Ashford LLC. Mr. Monty J. Bennett owns (i) 25% of AIM Management Holdco, LLC (“AIM Management Holdco”), a Delaware limited liability company that is the sole member of AIM, and (ii) 25% of AIM Performance Holdco, L.P. (“AIM Performance Holdco”), a Delaware limited partnership that owns a 99.99% limited partnership interest in the general partner of the private investment funds managed by AIM. Mr. J. Robison Hays III owns (i) 15% of AIM Management Holdco and (ii) 15% of AIM Performance Holdco. Ashford LLC holds the remaining equity interests in each of AIM Management Holdco and AIM Performance Holdco. The collective 40% equity interest held by Messrs. Bennett and Hays in AIM Management Holdco results in an indirect ownership of a 40% equity interest in AIM or any affiliates that are created by Ashford LLC to serve as investment advisors to private funds. Similarly, the collective 40% equity interest held by Messrs. Bennett and Hays in AIM Performance Holdco results in an indirect ownership of a 40% equity interest in the general partner of the private investment funds managed by AIM, or any affiliates that are created by Ashford LLC to serve as the general partner of such private investment funds. The equity interests held by Messrs. Bennett and Hays are economically equivalent to the equity interests held by Ashford LLC in such entities.
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
Our principal competitors include other hotel operating companies, ownership companies (including hotel REITs) and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We may also experience competition from alternative types of accommodations such as AirBnb.
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
Employees
We have no employees. Our appointed officers and employees are provided by Ashford LLC. Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 108 full time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
Access to Reports and Other Information
We maintain a website at www.ahpreit.com. On our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
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
Our hotels are located in the Washington DC, San Francisco, San Diego, Seattle, Dallas, Philadelphia, Tampa, Chicago, Key West and St. Thomas metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.
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
Our business could be adversely affected as a result of the proxy contest and related stockholder litigation.
We have received a purported notice of nomination from Sessa Capital (Master), L.P. (“Sessa”) regarding its intention to nominate five individuals for election to the Company’s board of directors at our 2016 annual meeting of stockholders and to solicit proxies from stockholders in support of their five nominees. If Sessa does not withdraw the nominations and the proxy contest continues, our business could be adversely affected because:

•
responding to the proxy contest, including, but not limited to, issues related to defending the qualifications of our board of directors and management, can be disruptive, costly and time-consuming, and divert the attention of our management and employees;

•
perceived uncertainties as to our future direction and leadership team, including, but not limited to, uncertainties related to our board of directors and management, may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel, advertisers or other business partners;

•
if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders;

•
under the terms of our advisory agreement, if all of the Sessa nominees are elected to the board of directors and our current board does not first approve such nominees, it would constitute a Company Change of Control (as defined in the advisory agreement) by reason of a majority of the incumbent board of directors no longer constituting at least a majority of the board of directors, which would allow Ashford LLC to terminate the advisory agreement and require the Company to pay a substantial termination fee to Ashford LLC upon such termination; and

•
under the terms of our $150 million secured revolving credit facility, the election of a majority of nominees not approved as “continuing directors” by the incumbent board constitutes a change of control and event of default and would therefore (i) allow Bank of America, N.A., as administrative agent, with the consent of certain lenders, to accelerate the entirety of any outstanding debt or require us to post additional collateral, and (ii) significantly impair our ability to raise future capital.

On March 14, 2016, Sessa dismissed the Maryland Action (as defined below) and filed counterclaims in the Texas Federal Action (as defined below). These counterclaims generally allege that: (i) the board of directors of Ashford Prime breached their fiduciary duties in connection with the June 2015 amendments (the “June Amendments”) to the advisory agreement with Ashford LLC, and that Ashford Inc. and Ashford LLC aided and abetted those breaches of fiduciary duties; and (ii) the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting (i) the issuance of shares of Series C Preferred Stock and (ii) the Company from paying a termination fee in the event that stockholders elect new directors constituting a majority of the board. Additionally, on March 14, 2016, Sessa filed a notice to remove the Texas State Action (as defined below) from state court to the U.S. District Court for the Northern District of Texas. The Company intends to vigorously defend against Sessa’s counterclaims in the Texas Federal Action.
We have been forced to expend considerable time, energy, and financial resources responding to the proxy contest and the Maryland lawsuit. Such expenditures necessarily compete with the responsibilities of management and the board of directors, including implementation of the Company’s business strategy, and draw focus from the board’s conduct of its strategic review process. As a consequence, the Company has had fewer resources to devote to the daily operations of its business and may be forced to delay the completion of its previously announced strategic review process. The total costs incurred by the Company in connection with Sessa's proxy contest and related litigation could be material to the Company.
Because we depend upon Ashford LLC and its affiliates to conduct our operations, any adverse changes in the financial condition of Ashford LLC or its affiliates or our relationship with them could hinder our operating performance.
We depend on Ashford LLC to manage our assets and operations. Any adverse changes in the financial condition of Ashford LLC, or its affiliates or our relationship with Ashford LLC could hinder its ability to manage us successfully.
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
The aggregate amount of fees and expense reimbursements paid to our advisor will exceed the average of internalized expenses of our industry peers (as provided in our advisory agreement), as a percentage of total market capitalization. As a part of these fees, we must pay a minimum advisory fee to our advisor regardless of our performance.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor a quarterly base management fee(subject to a minimum fee described below), that is based on a declining scale percentage of our total market capitalization (as defined in our advisory agreement) plus the Key Money Asset Management Fee (as defined in our advisory agreement), an annual incentive fee that will be based on our achievement of certain minimum performance thresholds and certain expense reimbursements. For each quarter beginning after December 31, 2015, the quarterly minimum base management fee will be equal to the greater of (i) 90% of the base fee paid for the same quarter in the prior year; and (ii) the “G&A Ratio” multiplied by our total market capitalization for such quarter. The “G&A Ratio” will be calculated as the simple average of the ratios of total general and administrative expenses paid, less any non-cash expenses but including any dead-deal costs, in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member (as provided in our advisory agreement.) Since the base management fee is subject to this minimum amount and because a portion of such fees are contingent on our performance, the fees we pay to our advisor may fluctuate over time. However, regardless of our advisor’s performance, the total amount of fees and reimbursements paid to our advisor as a percentage of market capitalization will never be less than the average of internalized expenses of our industry peers (as provided in our advisory agreement), and there may be times when the total amount of fees and incentives paid to our advisor greatly exceeds the average of internalized expenses of our industry peers.

Our advisor’s entitlement to non-performance-based compensation, including the minimum base management fee, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Further, our incentive fee structure may induce our advisor to encourage us to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio.
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
There is no guarantee that Ashford Trust will sell us any of the properties that are subject to the right of first offer agreement.
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
We own interests in two hotels through a joint venture and we do not have sole decision-making authority regarding these two properties. In addition, we may continue to co-invest with third parties through partnerships, joint ventures or other entities, acquiring controlling or noncontrolling interests in, or sharing responsibility for, managing the affairs of a property, partnership, joint venture or other entity. We may not be in a position to exercise sole decision-making authority regarding any future properties that we may hold in a partnership or joint venture. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, suffer a deterioration in their financial condition or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, budgets, or financing, because neither we nor the partner or co-venturer have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.
Hotel franchise management agreement requirements or the loss of such an agreement could adversely affect us.
We must comply with operating standards, terms, and conditions imposed by the franchisors or managers of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain these standards could result in the loss or cancellation of a franchise license or other authority pursuant to which our hotels are branded and operated. With respect to operational standards, we rely on our property managers to conform to such standards. Franchisors or managers may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. A franchisor or manager could condition the continuation of branding and operational support based on the completion of capital improvements that Ashford LLC or our board of directors determines is not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel or other circumstances. In that event, Ashford LLC or our board of directors may elect to allow the franchise or management agreement to lapse or be terminated, which could result in a termination charge as well as a change in branding or operation of the hotel as an independent hotel. In addition, when the term of such agreement expires there is no obligation to issue a new franchise.
The loss of a franchise or management agreement could have a material adverse effect on the operations and/or the underlying value of the affected hotel because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor or manager. Any such material adverse effect on one or more of our hotels may, in turn, have a material adverse effect on our business and operating results.
Our reliance on third-party property managers, including Remington Lodging, to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
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
We are parties to hotel management agreements under which unaffiliated third-party property managers manage our hotels. We have also entered into a mutual exclusivity agreement with Remington Lodging contemplating Remington Lodging’s management of hotels we acquire in the future, pursuant to which Remington Lodging currently manages the Pier House Resort. We do not supervise any of the property managers or their respective personnel on a day-to-day basis. Without such supervision, our property managers may not manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel management agreements, which are similar to franchise agreements, be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management obligations to us. If any of these events occur, our relationships with any managers may be damaged, we may be in breach of our management agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
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
Nine of our hotels currently operate under Marriott or Hilton brands; therefore, we are subject to risks associated with concentrating our portfolio in just two brand families.
Nine of our twelve hotels utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
If we cannot obtain additional capital, our growth will be limited.
We are required to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains, each year to qualify and maintain our qualification as a REIT. As a result, our retained earnings, if any, available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development, which is an important strategy for us, will be limited if we cannot obtain additional financing or equity capital. Market conditions may make it difficult to obtain financing or equity capital, and we may not be able to obtain additional debt or equity financing or obtain it on favorable terms.
Three of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Three of our hotels are on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those three hotels. If we are found to be in breach of a ground lease, we could lose the right to use the hotel. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. We may not be able to renew any ground lease upon its expiration. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would be required to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects.

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
As of December 31. 2015, we had approximately $840.2 million of outstanding indebtedness, including approximately $427.4 million of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt as well as any future fixed rate debt we may incur at higher interest rates, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately below under “We may be unable to make required payments on our debt, and our charter and bylaws do not limit the amount of debt we may incur.”
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
Under our advisory agreement, Ashford LLC is entitled to receive a quarterly base fee from us that is based on a declining sliding scale percentage of our total market capitalization plus the Key Money Asset Management Fee, which is defined in the advisory agreement to include our indebtedness and other factors. This fee increases as the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt) increases. As a result, any increase in our consolidated indebtedness will also increase the fees we pay to Ashford LLC. The structure of this fee may incentivize Ashford LLC to increase our indebtedness, thereby increasing the fee, when it is not in the best interest of our stockholders to do so.
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
Risks Related to Conflicts of Interest
Our separation and distribution agreement, our advisory agreement, the mutual exclusivity agreement, the master management agreement and other agreements entered into in connection with the spin-off, as well as the investment management agreement, were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford LLC.
Because our officers and two of our directors are also key employees of Ashford LLC or its affiliates and have ownership interests in Ashford Trust, our separation and distribution agreement, our advisory agreement, mutual exclusivity agreement and other agreements entered into in connection with the spin-off, as well as our investment management agreement, were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. Due to the subsequent spin-off of Ashford Inc., the parent company of Ashford LLC in November 2014, these officers and directors also have ownership interests in the parent company of Ashford LLC and its subsidiaries, including Ashford Investment Management LLC (“AIM”). As a result of our affiliations with Ashford Trust, Ashford LLC and Remington Lodging, the terms, including fees and other amounts payable, of agreements between us and Ashford Trust, Ashford LLC, AIM or Remington Lodging may not be as favorable to us as the terms under an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Ashford LLC, AIM and Remington Lodging.

Ashford LLC may also manage other entities or assets in the future. Our officers and certain of our directors may also be key officers or directors of such future entities or their affiliates and may have ownership interests in such entities. Any such positions or interests could present additional conflicts of interest for our officers and certain of our directors.
Termination of our advisory agreement with Ashford LLC may be difficult and costly.
The initial term of our advisory agreement with Ashford LLC ends on June 10, 2025, and will be extended automatically for five-year renewal terms unless previously terminated. Following the ten-year initial term the advisory agreement may be terminated by us with 180 days’ prior notice upon the affirmative vote of at least two-thirds of our independent directors based upon a good faith finding that either: (1) there has been unsatisfactory performance by Ashford LLC that is materially detrimental to us and our subsidiaries taken as a whole, or (2) the base fee and/or incentive fee (each as defined in the advisory agreement) is not fair based on the then current market for such fees (and Ashford LLC does not offer to negotiate a lower fee that a majority of our independent directors determine is fair).
Upon termination of the advisory agreement, Ashford LLC will be paid all Accrued Fees (as defined in the advisory agreement), which includes all due and owing base and incentive fees, through the date of termination. Additionally, we may be required to pay Ashford LLC a Termination Fee (as defined below) if the advisory agreement is terminated based on: (i) unsatisfactory performance by Ashford LLC or unfair fees, as described above; or (ii) a Company Change of Control (as defined in the advisory agreement), which includes a majority of the incumbent board of directors no longer constituting at least a majority of the board of directors.
The fees payable by the Company to Ashford LLC at any given time fluctuate. We currently estimate the amount of the fees payable to Ashford LLC upon termination of the advisory agreement to be up to hundreds of millions of dollars. In addition, our calculation of such fees may differ from the amount calculated by Ashford LLC at any time. Pursuant to the advisory agreement, the “Termination Fee” payable by the Company to Ashford LLC shall be equal to 1.1 times the greater of either:

•
12 multiplied by the Net Earnings of the advisor for the 12-month period preceding the termination date of our advisory agreement.  For purposes of this calculation, “Net Earnings” is defined as (A) our advisor’s reported Adjusted EBITDA (as defined in our advisory agreement) for the 12-month period preceding the termination of our advisory agreement (adjusting assuming our advisory agreement was in place for the full 12-month period if it otherwise was not), as reported in our advisor’s earnings releases less (B) our advisor’s pro forma Adjusted EBITDA (as defined in our advisory agreement) assuming our advisory agreement was not in place during such period plus (C) all EBITDA (Net Income (per GAAP) plus interest expenses, income taxes, depreciation and amortization) of our advisor and any of its affiliates and subsidiaries from providing any service or product to the Company, our operating partnership or any of its affiliates or subsidiaries, exclusive of EBITDA directly resulting from our advisory agreement;

•
the earnings multiple for the 12-month period preceding the termination date (calculated as our total enterprise value divided by Ashford LLC’s adjusted EBITDA) for Ashford Inc. common stock for the 12-month period preceding the termination date of the advisory agreement multiplied by the Net Earnings of the advisor (as defined above) for the 12-month period preceding the termination date of this advisory agreement; or

•
the simple average of our earnings multiples for the three preceding fiscal years (calculated as total enterprise value divided by, in each case, Ashford LLC’s adjusted EBITDA for such periods) multiplied by the Net Earnings of the advisor (as defined above) for the 12-month period preceding the termination date of this advisory agreement;

plus, in either case, a gross-up amount for assumed federal and state tax liability, based on an assumed combined tax rate of 40%.
Any such Termination Fee will be payable on or before the applicable termination date. The obligation to pay this Termination Fee, together with all accrued base and incentive fees, may result in substantial costs to us in the event that our advisory agreement is terminated. Such costs may adversely affect our ability to terminate Ashford LLC as our advisor, and may adversely affect our ability to consummate certain transactions that would result in a change of control of the Company.
Ashford LLC was a subsidiary of Ashford Trust until its spin-off and may be able to direct attractive investment opportunities to Ashford Trust and away from us.
Until its spin-off on November 12, 2014, Ashford LLC was a subsidiary of Ashford Trust, a publicly-traded hotel REIT, with investment objectives that are similar to ours. As of December 31, 2015, Ashford Trust holds approximately 29.8% of the equity of Ashford Inc., Ashford LLC’s parent company, on a fully diluted basis. So long as Ashford LLC is our external advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. Each of our executive officers and two of our directors also serve as key employees and as officers of Ashford LLC and Ashford Trust. Furthermore, Mr. Monty J. Bennett, our chief executive officer and chairman, is also the chief executive officer and chairman of Ashford Trust. Our advisory agreement requires Ashford LLC to present investments that satisfy our investment guidelines to us before presenting them to Ashford Trust or any future client of

Ashford LLC. Our board may modify or supplement our investment guidelines from time to time so long as we do not change our investment guidelines in such a way as to be directly competitive with all or any portion of Ashford Trust’s investment guidelines as of the date of the advisory agreement. If we materially change our investment guidelines without the express consent of Ashford LLC, then Ashford LLC will not have an obligation to present investment opportunities to us and instead Ashford LLC will use its best judgment to allocate investment opportunities and other entities it advises, taking into account such factors as Ashford LLC deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities.
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
Conflicts of interest with Remington Lodging could result in our hotel-level management acting other than in our stockholders’ best interest.
Remington Lodging currently manages the Pier House Resort and the Bardessono Hotel and Spa, and we expect Remington Lodging will manage certain of the hotels we acquire in the future. Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in our stockholders’ best interest. Our chief executive officer and chairman, Mr. Monty J. Bennett, serves as the chief executive officer of Remington Lodging. Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington Lodging.
We have entered into a mutual exclusivity agreement and a master management agreement with Remington Lodging. To the extent we have the right or control the right to direct such matters, the exclusivity agreement requires us to engage Remington Lodging to provide certain project management and development services for our properties and to engage Remington Lodging to provide, under the master management agreement, property management, project management and development services for all future properties that we acquire, unless our independent directors either (i) unanimously vote not to hire Remington Lodging, or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington Lodging because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Lodging or that another manager or developer could perform the duties materially better. As one of the two beneficial owners of Remington Lodging, which would receive any property management, project management, development and termination fees payable by us under the master management agreement, Mr. Monty J. Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interest of our stockholders to do so.

Mr. Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present him with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging, and his management obligations to Remington Lodging reduce the time and effort he spends managing our company. Our board of directors has adopted a policy that requires all material approvals, actions or decisions which we have the right to make under the master management agreement with Remington Lodging be approved by a majority or, in certain circumstances, all, of our independent directors. However, given the authority and/or operational latitude provided to Remington Lodging under the master management agreement, Mr. Monty J. Bennett, as the chief executive officer of Remington Lodging, could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with his obligations to us under the master management agreement or our obligations under the applicable franchise agreements.
Remington Lodging’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington Lodging could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington Lodging for future properties.
Under our master management agreement with Remington Lodging, we have the right to terminate Remington Lodging based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington Lodging, its competitive set consists of a small group of hotels in the relevant market that we and Remington Lodging believe are comparable for purposes of benchmarking the performance of such hotel. Remington Lodging has significant influence over the determination of the competitive set for any of our hotels that it manages. Remington Lodging could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington Lodging-managed hotel, thereby making it more difficult for us to elect not to use Remington Lodging for future hotel management.
Remington Lodging may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our mutual exclusivity agreement with Remington Lodging, if investment opportunities that satisfy our investment criteria are identified by Remington Lodging or its affiliates, Remington Lodging will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Lodging may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Lodging, on materially the same terms and conditions as offered to us. If we reject such an investment opportunity, either Ashford Trust or Remington Lodging could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, our chief executive officer and chairman, in his capacity as chairman and chief executive officer of Ashford Trust or as chief executive officer of Remington Lodging could be in a position of directly competing with us, and Remington Lodging may compete with us with respect to certain investments that we may want to acquire.
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
Other REITs, particularly following periods of volatility in the overall market or declines in the market price of the company’s securities, have been targets of stockholder litigation, stockholder director nominations and stockholder proposals by dissident stockholders that allege conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Ashford LLC, Ashford Inc., Ashford Trust, Ashford Select, AIM, Remington Lodging, the other businesses and entities to which Ashford LLC, Ashford Inc., AIM and Remington Lodging provide management or other services, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr. and with other related parties of Ashford Inc. and Ashford Trust may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention even if the action is unfounded.
Responding to actions by activist investors can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Stockholder activism could create perceived uncertainties as to our future direction, which could result in the loss of potential business opportunities and make it more difficult for our advisor to attract and retain qualified personnel and business partners. Furthermore, the election of individuals to our board of directors with a specific agenda could adversely affect our ability to effectively and timely implement our strategic plans. See “Risk Factors- Our business could be adversely affected as a result of the proxy contest and related stockholder litigation.”
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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as Ebola, H1N1 influenza (swine flu), avian bird flu, SARS and the Zika virus, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

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

Risks Related to Derivative Transactions
We are subject to the risk of default or insolvency by the hospitality entities underlying our investments.
The leveraged capital structure of the hospitality entities underlying our investments will increase their exposure to adverse economic factors (such as rising interest rates, competitive pressures, downturns in the economy or deterioration in the condition of the real estate industry) and to the risk of unforeseen events. If an underlying entity cannot generate adequate cash flow to meet such entity’s debt obligations (which may include leveraged obligations in excess of its aggregate assets), it may default on its loan agreements or be forced into bankruptcy. As a result, we may suffer a partial or total loss of the capital we have invested in the securities and other investments of such entity.
Risks Related to Investments in Securities
Our earnings are dependent, in part, upon the performance of our investment portfolio.
To the extent permitted by the Internal Revenue Code, we may invest in and own securities of other public companies and REITs (including Ashford Inc.) To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.
Our prior investment performance is not indicative of future results.
The performance of our prior investments is not necessarily indicative of the results that can be expected for the investments to be made by our newly-formed investment subsidiary. On any given investment, total loss of the investment is possible. Although our management team has experience and has had success in making investments in real estate-related lodging debt and hotel assets, the past performance of these investments is not necessarily indicative of the results of our future investments.
Our investment portfolio will contain investments concentrated in a single industry and will not be fully diversified.
Our investment subsidiary was formed for the primary purpose of acquiring public securities and other investments of lodging-related entities. As such, our investment portfolio will contain investments concentrated in a single industry and may not be fully diversified by asset class, geographic region or other criteria, which will expose us to significant loss due to concentration risk. Investors have no assurance that the degree of diversification in our investment portfolio will increase at any time in the future.
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
Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. Subject to the terms of any outstanding classes or series of preferred stock, these actions can be taken without obtaining stockholder approval. Our preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if our stockholders believe that a change in control was in their best interests.

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
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

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
Our charter provides that a director may be removed only for cause and only upon the affirmative vote of a majority of the votes entitled to be cast in the election of directors. Our charter defines cause to mean, with respect to any particular director, conviction of a felony or a final judgment of court of competent jurisdiction holding that such director caused demonstrable, material harm to us through bad faith or active deliberate dishonesty. Subtitle 8 of Title 3 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, notwithstanding any contrary provision in the charter or bylaws, to any or all of the following five provisions: a classified board; a two-thirds stockholder vote requirement for removal of a director; a requirement that the number of directors be fixed only by vote of the directors; a requirement that a vacancy on the board of directors be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred; and a requirement that the holders of at least a majority of all votes entitled to be cast request a special meeting of stockholders. Through provisions in our charter and bylaws unrelated to Subtitle 8, we already require that the number of directors be fixed only by our board of directors and require, unless called by the Chairman of our board of directors, our president or chief executive officer or a majority of our board of directors, the written request of stockholders entitled to cast not less than a majority of all votes entitled to be cast at such meeting to call a special meeting. Our board of directors has made an election that prohibits us from making any of the elections permitted by Subtitle 8 unless such election is first approved by a stockholder vote.
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

•
subject to the terms of any outstanding classes or series of preferred stock, issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;

•
subject to the terms of any outstanding classes or series of preferred stock, amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;

•
subject to the terms of any outstanding classes or series of preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, including provisions that may have an anti-takeover effect, without obtaining stockholder approval;

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
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or a judgment of active and deliberate dishonesty that was material to the cause of action. Our charter requires us to indemnify our directors and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we may be obligated to advance the defense costs incurred by our directors and officers, prior to any determination regarding the availability of indemnification if actions are taken against them in their capacity as directors and officers.
Future issuances of securities, including our common stock and preferred stock, could reduce existing investors’ relative voting power and percentage of ownership and may dilute our share value.
Our charter authorizes the issuance of up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 11, 2016, we had 28,471,775 shares of our common stock issued and outstanding and 2,600,000 shares of our 5.50% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) outstanding. No shares of our Series C Preferred Stock (the “Series C Preferred Stock”) were outstanding as of March 11, 2016. Accordingly, we may issue up to an additional 171,528,225 shares of common stock and 37,400,000 shares of preferred stock, including up to 4,750,000 shares of our Series C Preferred Stock.
Each limited partner of Ashford Prime OP and each person that becomes a limited partner of Ashford Prime OP has the right to purchase at any time one share of Series C Preferred Stock for each share of common stock of the Company that the Partnership Units (as defined herein) held by such limited partner may be converted into. Limited partners of Ashford Prime OP that elect to purchase shares of Series C Preferred Stock are required to pay the applicable subscription price of $0.01 per share of Series C Preferred Stock and deliver to the Company an executed subscription agreement in the form provided by the Company. Ashford

Prime OP limited partners collectively hold Partnership Units representing approximately 13.3% of Ashford Prime’s outstanding common stock on a fully-diluted, as-converted basis.
Future issuances of common stock or preferred stock, including our Series C Preferred Stock, could decrease the relative voting power of our common stock or preferred stock and may cause substantial dilution in the ownership percentage of our then existing holders of common or preferred stock. We may value any common stock or preferred stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of reducing investors' relative voting power and/or diluting the net tangible book value of the shares held by our stockholders, and might have an adverse effect on any trading market for our securities. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion, including conversion and voting preferences without notice to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Second Amended and Restated Partnership Agreement” and note 23 to our consolidated and combined consolidated financial statements as of December 31, 2015.
We are exploring and evaluating potential strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our shareholders or that the process will not have an adverse impact on our business.
On August 28, 2015, we announced that our independent directors are exploring possible strategic alternatives to maximize shareholder value. However, there can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. Our independent directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. We do not intend to comment regarding the evaluation of strategic alternatives until such time as the review has been completed. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for our advisor to attract and retain qualified personnel and business partners.
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
Our TRS structure increases our overall tax liability.
Our TRSs are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, or, in the case of the Ritz Carlton St. Thomas hotel, owned by our TRS, net of the operating expenses for such hotel properties and, in the case of hotel properties leased by our TRS lessees, rent payments to us. Accordingly, although our ownership of our TRS allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS is available for distribution to us.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% with respect to taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Finally, for taxable years ending after December 31, 2015, the 100% excise tax also applies to the underpricing of services by a TRS to its parent REIT in contexts where the services are unrelated to services for REIT tenants.
Our TRSs are subject to federal, foreign, state and local income tax on their taxable income, and their after-tax net income is available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is less than 20% of the value of our total assets (including our TRS stock and securities).
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
Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS lessees, except for the Ritz-Carlton St. Thomas hotel, which is owned by one of our TRSs. A TRS lessee will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility, which is prohibited, to the extent the TRS lessee leases properties from us that are managed by an “eligible independent contractor.”
We believe that the rent paid by our TRS lessees is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as taxable REIT subsidiaries for federal income tax purposes, but the IRS could challenge this treatment and a court could sustain such a challenge. If the IRS were successful in challenging this treatment, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless certain relief provisions applied. If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, it is possible that these ownership levels could be exceeded.
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

To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% with respect to taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and, beginning after December 31, 2015, no more than 25% of the value of our total assets can be represented by certain publicly offered REIT debt instruments.
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
Note that although partnerships have traditionally not been subject to federal income tax at the entity level as described above, new audit rules, currently scheduled to become effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We will have the authority to utilize, and intend to utilize, any exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. It is unclear to what extent these elections will be available to the partnership and how any such elections may affect the procedural rules available to challenge any audit adjustment that would otherwise be available in the absence of any such elections. Investors are urged to consult with their tax advisors regarding the possible effect of the new rules.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which, in certain instances, only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. The recently enacted Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contains a number of changes to the Internal Revenue Code provisions applicable to REITs (with various effective dates), including, among others, (1) a reduction from 25% to 20% of the maximum permitted value of a REIT’s assets that can consist of stock or securities of one or more TRSs, (2) treatment of debt instruments issued by publicly offered REITs as “real estate assets” (however, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of one of the REIT gross income tests, the 75% gross income test, and (ii) all such debt instruments may represent no more than 25% of the value of a REIT’s assets), and (3) a new 100% excise tax that applies to the extent it is determined that a REIT has been undercharged for certain services provided by a taxable REIT subsidiary. We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued. We strongly urge our stockholders to consult their tax advisors concerning the effects of federal, state, and local income tax law on an investment in our common stock.
Declines in the values of our investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the Investment Company Act.
If the market value or income potential of real estate-related investments declines as a result of increased interest rates or other factors, we may need to increase our real estate-related investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act of 1940 (the “Investment Company Act”). If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of the common units, or speculation that such sales might occur, could adversely affect the liquidity of the market for our common stock or the prevailing market price of our common stock. In addition, the exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2013 Equity Incentive Plan and the Advisor Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could adversely affect the market price of our common stock. As of March 11, 2016, we have 4,063,236 common units outstanding, representing 12.4% of our Company on a fully diluted basis, and our directors and executive officers as a group own 2,269,999 common units representing 6.9% of our Company, on a fully diluted basis. Such common units may be redeemed by the holders for cash or, at our option, shares of our common stock on a one-for-one basis. The holders of these common units may sell shares issued to them, if any, upon redemption of the common units. So long as the holders of common units retain significant ownership in us and are able to sell such shares in the public markets, the market price of our common stock may be adversely affected. Moreover, the existence of shares of our common stock reserved for issuance as restricted shares or upon exchange of options or common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Any future sales by us of our common stock or securities convertible into common stock may be dilutive to existing stockholders.
Our cash available for distribution to stockholders may be insufficient to pay distributions at any particular levels or in amounts sufficient to maintain our REIT qualification, and we may borrow funds to make distributions.
As a REIT, we are required to distribute at least 90% of our REIT taxable income each year, excluding net capital gains, to our stockholders. However, all distributions will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefor and will depend upon a number of factors, including restrictions under applicable law, actual and projected financial condition, liquidity, EBITDA, which is defined as our net income (loss) before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization, and redeemable noncontrolling interests in our operating partnership, funds from operations, or FFO, and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements and such other factors as our board deems relevant. Our ability to make distributions may be adversely affected by the risk factors included herein.
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
Our board of directors has approved a share repurchase program under which we may purchase up to $100 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases will be at management's discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and we may modify, suspend or terminate the repurchase program at any time for any reason. As of March 11, 2016, $75.8 million remains available for repurchases under the current stock repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2015, we had ownership interests in twelve hotel properties that were included in our consolidated operations, which included direct ownership in ten hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Currently, eleven of our hotel properties are located in the United States and one is located in the U.S. Virgin Islands. Each of the twelve properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2015
						Occupancy	ADR	RevPAR
Fee Simple Properties
Hilton	Washington DC	Full	550	75%	413	85.43%	$222.26	$189.88
Marriott	Seattle, WA	Full	358	100%	358	82.22%	255.20	209.84
Marriott	Plano, TX	Full	404	100%	404	71.03%	193.45	137.41
Courtyard by Marriott	Philadelphia, PA	Select	499	100%	499	82.62%	175.85	145.28
Courtyard by Marriott	Seattle, WA	Select	250	100%	250	79.39%	195.37	155.10
Courtyard by Marriott	San Francisco, CA	Select	405	100%	405	91.10%	267.24	243.45
Sofitel Chicago Water Tower	Chicago, IL	Full	415	100%	415	80.03%	222.55	178.11
Pier House Resort	Key West, FL	Full	142	100%	142	90.15%	396.99	357.88
Ritz Carlton St. Thomas	St. Thomas, USVI	Full	180	100%	180	73.17%	1,179.85	863.30
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296	85.35%	191.16	163.15
Renaissance (2) (4)	Tampa, FL	Full	293	100%	293	77.96%	175.40	136.75
Bardessono (3) (4)	Yountville, CA	Full	62	100%	62	79.69%	788.25	628.17
Total			3,952		3,717	82.32%	$226.87	$186.76
________
(1) The ground lease expires in 2043.
(2) The ground lease expires in 2080.
(3) The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.
(4) Occupancy, ADR and RevPar for these hotel properties represent the period since our acquisition. We acquired the Bardessono Hotel on July 9, 2015 and the Ritz-Carlton St. Thomas on December 15, 2015.

Item 3. Legal Proceedings
Sessa Litigation
On February 3, 2016, Sessa filed an action (the “Maryland Action”) in the Circuit Court for Baltimore City, Maryland, captioned Sessa Capital (Master) L.P. v. Bennett, et al., Case No. 24-C-16-000557 (Baltimore City Cir. Ct. 2016), against Ashford Prime, the members of the Ashford Prime board of directors, Ashford LLC and Ashford Inc. The Maryland Action generally alleged that the directors of Ashford Prime breached their fiduciary duties in connection with the June Amendments to the Company’s advisory agreement with Ashford LLC. The Maryland Action also alleged that Ashford Inc. aided and abetted those breaches of fiduciary duties. On February 29, 2016, the Company filed a motion to dismiss the Maryland Action. On March 14, 2016, Sessa dismissed the Maryland Action.
On February 25, 2016, Ashford Prime filed a lawsuit (the “Texas Federal Action”) in the United States District Court for the Northern District of Texas, captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 (N.D. Texas 2016) (DCG), against Sessa and its proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas Federal Action generally alleges that the defendants violated federal securities laws because Sessa’s proxy materials contain numerous false claims, material misrepresentations and omissions relating to, among other things, the proposed nominees, the financial risks associated Sessa’s efforts to gain control of the board control and Sessa’s plans and strategy for the Company and its assets. Among other remedies, the Texas Federal Action seeks to enjoin Sessa from proceeding with its proxy contest. The outcome of this action is pending.
On March 8, 2016, Ashford Prime filed a lawsuit (the “Texas State Action”) in the District Court of Dallas County, Texas, captioned Ashford Hospital Prime, Inc. v. Sessa Capital (Master) L.P., et al., Cause No. DC-16-02738, against Sessa and its proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas State Action generally alleges that Sessa’s purported notice of proposed nominees for election to the Ashford Prime board of directors is invalid due to numerous failures by the defendants to comply with material provisions in the Company’s bylaws. Among other things, the Texas State Action seeks a declaratory judgment confirming the inability of Sessa’s proposed director nominees to stand for election at the 2016 annual meeting of stockholders. The outcome of this action is pending.
On March 14, 2016, Sessa filed counterclaims in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting (i) the issuance of shares of Series C Preferred Stock and (ii) the Company from paying a termination fee in the event that stockholders elect new directors constituting a majority of the board. Additionally, on March 14, 2016, Sessa filed a notice to remove the Texas State Action from state court to the U.S. District Court for the Northern District of Texas. The Company intends to vigorously defend against Sessa’s counterclaims in the Texas Federal Action.
We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
Item 4. Mine Safety Disclosures
Not Applicable
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price and Dividend Information
Our common stock has been listed and traded on the NYSE under the symbol “AHP” since November 20, 2013. Prior to that time, there was no public market for our common stock. On March 11, 2016, there were 200 holders of record. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock.

The following table sets forth the range of high and low sales prices of our common stock for the period beginning on January 1, 2014 through December 31, 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$18.08	$17.25	$16.22	$15.84
Low	15.64	14.38	10.52	12.65
Close	16.77	15.02	14.03	14.50
Cash dividends declared per share	0.05	0.10	0.10	0.10

2014
High	$18.75	$17.31	$17.86	$17.91
Low	14.62	14.89	14.95	14.17
Close	15.12	17.16	15.23	17.16
Cash dividends declared per share	0.05	0.05	0.05	0.05
Distributions and Our Distribution Policy
For the years ended December 31, 2015, and 2014, we declared dividends of $0.35 per share and $0.20 per share, respectively. In December 2015, the Board of Directors approved our dividend policy for 2016 and we expect to pay a quarterly dividend of $0.10 per share for 2016. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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

Characterization of Distributions
For income tax purposes, distributions paid consist entirely of ordinary income. Distributions paid per share were characterized as follows:

	2015			2014			2013
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$0.3500	(1)	100.00%	$0.2500	(1)	100.00%	$—	(1)	—%
Total	$0.3500		100.00%	$0.2500		100.00%	$—		—%
Preferred Stock – Series A:
Ordinary income	$0.7181		100.00%	$—		—%	$—		—%
Total	$0.7181		100.00%	$—		—%	$—		—%
Preferred Stock – Series B:
Ordinary income	$0.0458	(1)	100.00%	$—		—%	$—		—%
Total	$0.0458		100.00%	$—		—%	$—		—%
____________________

(1)	The fourth quarter 2013 distributions paid January 15, 2014 to stockholders of record as of December 31, 2013 are treated as 2014 distributions for tax purposes.
The fourth quarter 2014 distributions paid January 15, 2015 to stockholders of record as of December 31, 2014 are treated as 2014 distributions for tax purposes.
The fourth quarter 2015 distributions paid January 15, 2016 to stockholders of record as of December 31, 2015 are treated as 2015 distributions for tax purposes.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:	None	N/A	3,170,842	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	3,170,842
____________________
(1) As of December 31, 2015, 1,570,842 shares of our common stock, or securities convertible into 1,570,842 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan and 1,600,000 shares of our common stock, or securities convertible into 1,600,000 shares of our common stock, remained available for issuance under our Advisor Equity Incentive Plan.
Purchases of Equity Securities by the Issuer
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the year ended December 31, 2015. As of December 31, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.

The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31 (1)	278	$16.50	—	$75,835,840
November 1 to November 30	—	—	—	75,835,840
December 1 to December 31 (1)	51	16.17	—	75,835,840
Total	329	$—	—
__________________
(1) Includes shares that were repurchased from Ashford Trust when former Ashford Trust employees, who held restricted shares of Ashford Prime common stock received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from November 20, 2013, the date our stock began trading on the NYSE through December 31, 2015, assuming an initial investment of $100 in stock on November 20, 2013 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Prime, Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

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
We used $95.7 million of the proceeds from the offering to fund our acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort. We used the remaining $48.2 million of net proceeds for capital expenditures at our hotel properties and to fund a portion of the acquisition of the Ritz-Carlton St. Thomas.

Item 6. Selected Financial Data
The following sets forth our selected consolidated and combined consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”
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
The selected historical consolidated and combined consolidated financial information as of December 31, 2015, 2014 and 2013 and for each of the three years in the period ended December 31, 2015 has been derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2012 and 2011 and for each of the two years in the period ended December 31, 2012 and 2011 have been derived from the related audited financial statements not included in this Annual Report on Form 10-K. The selected historical information in this section is not intended to replace these audited financial statements.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$349,545	$307,308	$233,496	$221,188	$191,991
Total operating expenses	$303,569	$263,558	$214,086	$189,382	$167,612
Operating income	$45,976	$43,750	$19,410	$31,806	$24,379
Net income (loss)	$(4,691)	$3,538	$(17,928)	$(3,793)	$(363)
Net income (loss) attributable to the Company	$(6,712)	$1,939	$(11,782)	$(4,545)	$626
Diluted income (loss) per common share	$(0.34)	$0.07	$(0.73)	$(0.28)	$0.03
Weighted average diluted common shares	25,888	33,325	16,045	16,045	24,095

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Investments in hotel properties, net	$1,091,479	$990,303	$765,326	$771,936	$789,170
Cash and cash equivalents	$105,039	$171,439	$143,776	$20,313	$16,451
Restricted cash	$33,135	$29,646	$5,951	$16,891	$10,808
Note receivable	$8,098	$8,098	$8,098	$8,098	$8,098
Total assets	$1,352,750	$1,226,005	$960,189	$845,216	$860,101
Indebtedness, net	$835,592	$761,727	$619,652	$568,745	$574,679
Total stockholders’ equity of the Company	$338,859	$278,904	$146,027	$239,863	$249,055

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Other Data:
Cash provided by operating activities	$9,390	$54,854	$34,085	$27,852	$15,395
Cash used in investing activities	$(183,254)	$(212,763)	$(28,354)	$(11,944)	$(10,281)
Cash provided by (used in) financing activities	$107,464	$185,572	$117,732	$(12,046)	$(3,074)
Cash dividends declared per common share	$0.35	$0.20	$0.05	$—	$—
EBITDA (unaudited) (1)	$70,383	$78,187	$42,332	$56,353	$60,017
Hotel EBITDA (unaudited) (1)	$114,535	$103,287	$77,907	$73,040	$66,292
Funds From Operations (FFO) (unaudited) (1)	$31,859	$39,928	$8,829	$22,080	$27,285
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
Overview
We are a Maryland corporation formed in April 2013. We became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $157 for the year ended December 31, 2015. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 11, 2016, we own interests in twelve hotels in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,952 total rooms, or 3,717 net rooms, excluding those attributable to our joint venture partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., and an affiliate of Ashford Trust, through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Recent Developments
On March 9, 2015, we refinanced our $69.0 million mortgage loan with an outstanding balance of $69.0 million due September 2015, with a $70.0 million mortgage loan with Credit Agricole due March 2017, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25%. The mortgage loan is secured by the Pier House Resort in Key West, Florida.
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

On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our Series A Preferred Stock to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 million (net purchase price of $24.4125). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.3 million.
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
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel and Spa (“Bardessono Hotel”) in Yountville, California for total consideration of $85.0 million. The acquisition was funded with proceeds from our recently completed preferred stock offering and cash on hand. See note 16 to our consolidated and combined consolidated financial statements. Ashford Inc. provided $2.0 million of key money consideration by paying approximately $206,000 in cash and issuing 19,897 shares of Ashford Inc. common stock to Ashford Prime.
On July 13, 2015, Ashford Trust announced that its board of directors had declared the distribution (1) to its stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Hospitality Trust Limited Partnership of its remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, Ashford Trust has no ownership interest in Ashford Prime.
On July 31, 2015, we entered into a block trade with an unaffiliated third party pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Trust. The block trade included the purchase from a third party of approximately 175,000 shares of Ashford Inc. common stock at a price of $95.00 per share, which approximated the 120-day volume weighted average price, for a total cost of approximately $16.6 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party, and the board of directors received a fairness opinion from an independent financial advisor that the price paid for the Ashford Inc. shares by the Company was fair to the Company. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015, and the loss resulting from the block trade is recorded within “unrealized loss on investment in Ashford Inc.” in our consolidated statement of operations for the year ended December 31, 2015.
On August 28, 2015, we announced that the independent directors of the board of directors had decided to explore a full range of strategic alternatives, including a possible sale of the Company. The independent directors retained Deutsche Bank Securities Inc. as their financial advisor to assist in this process. There can be no assurance that the Company will enter into any transaction at this time or in the future.
On November 23, 2015, we completed the financing of a $40.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Bardessono Hotel.
On December 4, 2015, we entered into an agreement to exchange the Series A Preferred Stock for an equal number of shares of its Series B Preferred Stock. The terms and conditions of the Series B Preferred Stock are substantially similar to the Series A Preferred Stock for which it is being exchanged, except that, in contemplation of a public offering of the Series B Preferred Stock either pursuant to the terms of the Series B Registration Rights Agreement or the Preemptive Rights Agreement, the Series B Preferred Stock contains certain customary anti-dilution provisions. Also in connection with the Exchange, the Company, together with Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Advisors LLC, entered into a registration rights agreement for the benefit of certain holders of the Series B Preferred Stock.
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton St. Thomas in St. Thomas, U.S. Virgin Islands for total consideration of $64.0 million. In connection with the acquisition, we completed the financing of a $42.0 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Ritz-Carlton St. Thomas.
On February 1, 2016, Prime GP, as general partner of Ashford Prime OP, entered into that certain Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (the “Amended Partnership Agreement”). The Amended Partnership Agreement was amended to broaden the rights of the Company in Ashford Prime OP in several ways. We conduct our business and own substantially all of our assets through our operating partnership. While the holders of Partnership Units have the same economic rights as holders of the Company’s common stock, unless and until holders of Partnership Units exercise their right to convert the units into shares of common stock such holders would not otherwise have the right to vote on matters submitted to the Company’s stockholders. The amendments provide holders of Partnership Units the opportunity to acquire shares of Series C Preferred Stock, which upon issuance will permit holders of Partnership Units to vote together with the holders of the Company’s common stock.
The Amended Partnership Agreement was approved by Prime GP and limited partners of Ashford Prime OP holding more than sixty-six and two-thirds percent (66 2/3%) of the common units of Ashford Prime OP. The amendments to the Amended Partnership Agreement implement the following primary changes:

•
The Specified Redemption Date (as defined in the Amended Partnership Agreement) has been changed from the third business day after the receipt by Prime GP of the notice of redemption to the fifth business day after the receipt of such notice;

•
The indemnification rights of Prime GP have been broadened to expressly include indemnification of indemnitees involved in any suit, action, inquiry, investigation or proceeding in which the indemnitees may be subpoenaed or otherwise requested to provide documents, information or testimony;

•
The obligation of Ashford Prime OP to advance fees, costs, expenses and disbursements to Prime GP has been made mandatory and such fees, costs, expenses and disbursements must be advanced within five business days after the receipt of a written request from Prime GP for such advancement;

•
Prime GP has been granted the power and authority to prosecute, defend, arbitrate or compromise any and all claims or liabilities in favor of or against Ashford Prime OP, on such terms and in such manner as Prime GP may determine in its sole discretion;

•
The minimum number of Ashford Prime OP common units for which a limited partner may exercise its right to covert Partnership Units into shares of the Company’s common stock (the “Redemption Right”) has been increased to 2,000 Ashford Prime OP common units;

•
The amount of time that the Company shall have to obtain Company stockholder approval if necessary for the delivery of Company common stock pursuant to the Redemption Right has been increased to 180 days and certain deadlines related thereto have been accordingly lengthened;

•
Any Partnership Loans (as defined in the Amended Partnership Agreement) to a limited partner must be paid within ten days after demand for payment is made by Ashford Prime OP and, if not paid within such time, Prime GP may elect to make the payment to Ashford Prime OP and shall succeed to all rights and remedies of Ashford Prime OP against the defaulting limited partner;

•
A limited partner is deemed to have provided any consent or approval required by the Amended Partnership Agreement if such partner fails to respond or object to a request from Prime GP for such partner’s consent with twenty days from its receipt of such request; and

•
The threshold for limited partners to call a special meeting of the partnership has been increased to sixty-six and two-thirds percent (66 2/3%) of the Common Percentage Interests (as defined in the Amended Partnership Agreement).

The Amended Partnership Agreement also includes a number of technical, procedural, conforming and clarifying changes.
As consideration for the limited partners of Ashford Prime OP to approve the Amended Partnership Agreement, the Company agreed to create and provide qualified limited partners the opportunity to purchase shares of Series C Preferred Stock of the Company (the “Series C Preferred Stock”). The Series C Preferred Stock will be permitted to vote alongside the holders of the Company’s common stock on all matters submitted to stockholders on a one-for-one as-converted basis but will otherwise have de minimis economic and other rights. The Series C Preferred Stock, with respect to rights upon the liquidation, winding-up or dissolution of the Company, ranks senior to the common stock, par value $0.01 per share, of the Company and junior to all other equity securities of the Company other than any securities whose terms provide that such securities rank on parity with the Series C Preferred Stock. The Series C Preferred Stock is not entitled to any regular or special dividends or other distributions from the Company. Upon the voluntary or involuntary dissolution, liquidation or winding up of the Company, the holders of shares of the

Series C Preferred Stock then outstanding shall be entitled to receive, or to be paid out of, the assets of the Company legally available for distribution to its stockholders $0.01 per share of Series C Preferred Stock.
Limited partners of Ashford Prime OP may purchase one share of Series C Preferred Stock for each share of common stock of the Company that the Ashford Prime OP units (the “Partnership Units”), which includes both common and LTIP units and certain other preferred units that may be created by Prime GP, held by such limited partners may be converted into. Limited partners of Ashford Prime OP that elect to purchase shares of Series C Preferred Stock are required to pay the applicable subscription price of $0.01 per share of Series C Preferred Stock and deliver to the Company an executed subscription agreement in the form provided by the Company. The shares of Series C Preferred Stock are not transferable without the prior consent of Prime GP and the Company and are automatically redeemed if a limited partner exercises its Redemption Right, forfeits its Partnership Units or otherwise disposes of or transfers any Partnership Units without the approval of Prime GP. Collectively, limited partners of Ashford Prime OP hold Partnership Units representing approximately 13.3% of Ashford Prime’s outstanding common stock on a fully-diluted, as-converted basis. As of March 11, 2016, there were approximately 4.375 million Partnership Units issued and outstanding, including approximately 2,538,000 Partnership Units held by our directors and executive officers, representing approximately 7.7% of the Company’s outstanding common stock on a fully diluted basis. No shares of Series C Preferred Stock were issued and outstanding as of March 11, 2016. Accordingly, current holders of the Partnership Units have the opportunity to purchase up to approximately 4.375 million shares of Series C Preferred Stock.
In connection with the adoption of the Amended Partnership Agreement, on February 1, 2016, the Company filed Articles Supplementary for the Series C Preferred Stock with the State Department of Assessments and Taxation of Maryland. See note 23 to our consolidated and combined consolidated financial statements as of December 31, 2015 for additional information related to our Series C Preferred Stock.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 73% of our total revenue for the year ended December 31, 2015 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
Demand. The demand for lodging, including business travel, is directly correlated to the overall economy; as GDP increases, lodging demand typically increases. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle.
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, including demand, which has continued through 2015. We believe that industry fundamentals continue to show growth albeit at a slower pace. Nevertheless, this growth is still expected to exceed historical averages.
Supply. The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels. Short-term supply is also expected to be below long-term averages. While the industry is expected to have supply growth below historical averages, we may experience supply growth, in certain markets, in excess of national averages that may negatively impact performance.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2015 and 2014 (in thousands except percentages):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue
Rooms	$255,443	$226,495	$28,948	12.8%
Food and beverage	79,894	67,854	12,040	17.7%
Other	14,061	12,844	1,217	9.5%
Total hotel revenue	349,398	307,193	42,205	13.7%
Other	147	115	32	27.8%
Total revenue	349,545	307,308	42,237	13.7%
Expenses
Hotel operating expenses:
Rooms	56,341	51,636	4,705	9.1%
Food and beverage	53,535	44,297	9,238	20.9%
Other expenses	93,742	80,593	13,149	16.3%
Management fees	14,049	12,525	1,524	12.2%
Total hotel expenses	217,667	189,051	28,616	15.1%
Property taxes, insurance and other	18,517	16,174	2,343	14.5%
Depreciation and amortization	43,824	40,686	3,138	7.7%
Advisory services fee	17,889	12,534	5,355	42.7%
Transaction costs	538	1,871	(1,333)	(71.2)%
Corporate general and administrative	5,134	3,242	1,892	58.4%
Total expenses	303,569	263,558	40,011	15.2%
Operating income	45,976	43,750	2,226	5.1%
Equity in loss of unconsolidated entity	(2,927)	—	2,927
Interest income	34	27	7	25.9%
Other income	1,233	—	1,233
Interest expense and amortization of loan costs	(37,829)	(39,031)	(1,202)	(3.1)%
Write-off of loan costs and exit fees	(54)	—	54
Unrealized loss on investment in Ashford Inc.	(7,609)	—	7,609
Unrealized loss on derivatives	(3,252)	(111)	3,141	2,829.7%
Income (loss) before income taxes	(4,428)	4,635	(9,063)	195.5%
Income tax expense	(263)	(1,097)	(834)	(76.0)%
Net income (loss)	(4,691)	3,538	8,229	232.6%
Income from consolidated entities attributable to noncontrolling interests	(2,414)	(1,103)	1,311	118.9%
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	393	(496)	(889)	179.2%
Net income (loss) attributable to the Company	$(6,712)	$1,939	$8,651	446.2%

Net income (loss) represents the operating results of twelve hotel properties for the year ended December 31, 2015 and ten hotel properties for the year ended December 31, 2014. The operating results below include: (1) the Sofitel Chicago Water Tower since its acquisition on February 24, 2014; (2) the Pier House Resorts since its acquisition on March 1, 2014; (3) the Bardessono Hotel since its acquisition on July 9, 2015; and (4) the Ritz-Carlton St. Thomas since its acquisition on December 15, 2015. The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Year Ended December 31,
	2015	2014
Occupancy	82.32%	81.62%
ADR (average daily rate)	$226.87	$209.96
RevPAR (revenue per available room)	$186.76	$171.37
Rooms revenue (in thousands)	$255,443	$226,495
Total hotel revenue (in thousands)	$349,398	$307,193
The following table illustrates the key performance indicators of the eight comparable hotel properties that were included for the entire years ended December 31 2015 and 2014:

	Year Ended December 31,
	2015	2014
Occupancy	82.32%	81.19%
ADR (average daily rate)	$211.62	$200.51
RevPAR (revenue per available room)	$174.21	$162.80
Rooms revenue (in thousands)	$200,417	$187,084
Total hotel revenue (in thousands)	$275,316	$252,889
Net income (loss) attributable to the Company. Net income (loss) attributable to the Company changed $8.7 million, or 446.2%, from net income attributable to the Company of $1.9 million for the year ended December 31, 2014 (“2014”) to net loss attributable to the Company of $6.7 million for the year ended December 31, 2015 (“2015”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $28.9 million, or 12.8%, to $255.4 million during 2015 compared to 2014. During 2015, we experienced a 70 basis point increase in occupancy and a 8.1% increase in room rates. Rooms revenue increased (i) $6.9 million as a result of the acquisition of the Bardessono Hotel in July 2015; (ii) $4.7 million at the Pier House Resort due to the inclusion of its operating results for the entire 2015 period as a result of its acquisition in 2014, higher room rates of 5.9% and a 497 basis point increase in occupancy at the hotel; (iii) $2.6 million at the Ritz Carlton St. Thomas due to the inclusion of its operating results since its acquisition on December 15, 2015; (iv) $2.5 million at the Philadelphia Courtyard Downtown as a result of 5.9% higher room rates and a 322 basis point increase in occupancy due to a renovation during 2014; (v) $2.4 million at the Seattle Marriott Waterfront due to higher room rates of 6.1% and a 255 basis point increase in occupancy at the hotel; (vi) $2.0 million at the Plano Marriott Legacy Town Center as a result of 8.2% higher room rates and a 191 basis point increase in occupancy at the hotel; (vii) $2.0 million at the San Francisco Courtyard Downtown as a result of 4.5% higher room rates and a 121 basis point increase in occupancy at the hotel; (viii) $1.8 million at the La Jolla Hilton Torrey Pines as a result of 7.2% higher room rates and a 85 basis point increase in occupancy at the hotel; (ix) $1.5 million at the Chicago Sofitel Water Tower due to the inclusion of its operating results for the entire 2015 period as a result of its acquisition in 2014; (x) $985,000 at the Capital Hilton as a result of 1.2% higher room rates and higher occupancy of 67 basis points at the hotel; (xi) $960,000 at the Seattle Courtyard Downtown as a result of 8.6% higher room rates at the hotel, partially offset by lower occupancy of 96 basis points at the hotel; and (xii) $710,000 at the Tampa Renaissance as a result of 8.4% higher room rates, partially offset by lower occupancy of 241 basis points at the hotel.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $12.0 million, or 17.7%, to $79.9 million in 2015 as compared to 2014. This increase is primarily attributable to an increases in food and beverage revenue of $1.9 million at the Bardessono Hotel and $898,000 at the Ritz-Carlton St. Thomas as a result of their acquisitions in July 2015 and December 15, 2015, respectively. We experienced additional increases in food and beverage revenue of $2.5 million, $2.4 million, $1.9 million and $1.4 million at the Capital Hilton, the Hilton La Jolla Torrey Pines, the Seattle Marriott Waterfront and Plano Marriott Legacy Town Center, respectively as well as aggregate increases of $1.9 million at the Philadelphia Courtyard Downtown, the San Francisco Courtyard Downtown, the Tampa Renaissance and the Key West Pier House. These increases were partially offset by decreases in food and beverage revenue of $81,000 and $755,000 at the Seattle Courtyard Downtown and Sofitel Chicago Water Tower, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of Internet Access, parking, spa and rentals, increased $1.2 million, or 9.5%, to $14.1 million in 2015 as compared to 2014. This increase consisted of $894,000 and $344,000 attributable to the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas in 2015. We also experienced higher other hotel revenue of $611,000 in aggregate at the Key West Pier House, San Francisco Courtyard Downtown, Capital Hilton and Seattle Courtyard Downtown. These increases were partially offset by a decrease in other hotel revenue in aggregate of $632,000 at the Sofitel Chicago Water Tower, Philadelphia Courtyard Downtown, Hilton La Jolla Torrey Pines, Tampa Renaissance, Seattle Marriott Waterfront and Plano Marriott Legacy Town Center.
Other Non-Hotel Revenue. Other non-hotel revenue, increased $32,000, or 27.83%, to $147,000 in 2015 as compared to 2014, primarily attributable to increased Texas margin tax recoveries from hotel guests.
Rooms Expense. Rooms expense increased $4.7 million, or 9.1%, to $56.3 million in 2015 as compared to 2014 primarily due to higher rooms revenue at our comparable hotels and higher rooms revenue due to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015, as well as the inclusion of the operating results the Sofitel Chicago Water Tower and the Pier House Resort for the entire 2015 period as a result of their acquisition in 2014. Rooms margin increased 74 basis points from 77.2% to 77.9%.
Food and Beverage Expense. Food and beverage expense increased $9.2 million, or 20.9%, to $53.5 million during 2015 as compared to 2014. The increase is attributable to higher food and beverage revenue at our comparable hotels, the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and increases at the Sofitel Chicago Water Tower and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisitions in 2014.
Other Operating Expenses. Other operating expenses increased $13.1 million, or 16.3%, to $93.7 million in 2015 as compared to 2014. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $1.0 million in direct expenses and an increase of $14.1 million in indirect expenses and incentive management fees in 2015. Direct expenses were 1.3% of total hotel revenue for 2015 and 1.8% for 2014. The decrease in direct expenses is comprised of a decrease of $1.8 million at our eight comparable hotel properties, partially offset by an increase of $769,000 as a result of the acquisitions of the Bardessono Hotel in July 2015, the Ritz-Carlton St. Thomas in December 2015 as well as the inclusion of the operating results the Sofitel Chicago Water Tower and the Pier House Resort for the entire 2015 period as a result of their acquisition in 2014. The increase in indirect expenses is primarily attributable to (i) an increase in general and administrative costs of $4.9 million, including $2.6 million from our eight comparable hotel properties and $2.3 million from the four acquired hotel properties; (ii) an increase in marketing costs of $3.4 million, comprised of $2.4 million from our eight comparable hotel properties and $1.0 million from the four acquired hotel properties; (iii) an increase in repairs and maintenance of $1.6 million, including $346,000 from our eight comparable hotel properties and $1.2 million from our four acquired hotel properties; (iv) an increase in lease expense of $1.2 million, comprised of $383,000 from our eight comparable hotel properties and $779,000 from our four acquired hotel properties; (v) an increase of $2.4 million in incentive management fees, including $2.0 million from our eight comparable hotel properties and $382,000 from our four acquired hotel properties; and (vi) an increase in energy cost of $704,000, comprised of $37,000 from our eight comparable hotel properties and $667,000 from our four acquired hotel properties.
Management Fees. Base management fees increased $1.5 million, or 12.2%, to $14.0 million in 2015 as compared to 2014 as a result of higher hotel revenue in 2015 as discussed above.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.3 million, or 14.5%, to $18.5 million in 2015 as compared to 2014. The increase is primarily attributable to higher assessed values at two hotel properties and the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas.
Depreciation and Amortization. Depreciation and amortization increased $3.1 million, or 7.7%, to $43.8 million in 2015 as compared to 2014 attributable to the acquisition of the Bardessono Hotel, Ritz-Carlton St. Thomas, the Sofitel Chicago Water Tower and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisitions in 2014 and capital expenditures incurred since December 31, 2014.
Advisory Services Fee. Advisory services fee increased $5.4 million, or 42.7%, to $17.9 million in 2015 as compared to 2014 as a result of an increase in base fees of $91,000, an increase in reimbursable overhead and internal audit, insurance claims advisory and asset management services of $137,000, an increase in equity-based compensation of $1.5 million and a $3.8 million incentive fee in 2015. We are party to an advisory agreement with our advisor, Ashford LLC, which was a subsidiary of Ashford Trust until November 12, 2014, when the spin-off of Ashford Inc. from Ashford Trust was completed. We recorded an advisory services fee of $17.9 million to Ashford Inc., the parent of Ashford LLC, which included a base advisory fee of $8.6 million, reimbursable overhead, internal audit, insurance claims advisory and asset management services of $1.8 million, a $3.8 million incentive fee and equity-based compensation of $3.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services. For 2014, we incurred an advisory services fee of $12.5 million, which included a base advisory fee of $8.7 million, equity-based compensation of $2.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford LLC in connection with providing advisory services and reimbursable overhead, internal audit, insurance claims advisory and asset management services of $1.7 million.
Transaction Costs. In 2015, we recorded transaction costs of $538,000 related to the acquisition of the Bardessono Hotel and Ritz-Carlton St. Thomas. We recorded transaction costs of $1.9 million related to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort in 2014.
Corporate General and Administrative. Corporate general and administrative expenses increased $1.9 million, or 58.4%, to $5.1 million in 2015 as compared to 2014 primarily due to an increase in professional fees of $1.1 million, an increase in miscellaneous expense of $698,000, an increase in public company costs of $91,000 and an increase in equity-based compensation to non-employee directors of $8,000.

Equity in loss of unconsolidated entity. Equity in loss of unconsolidated entity of $2.9 million in 2015 represented our equity in loss of the REHE Fund. There was no equity in loss of unconsolidated entity in 2014.
Interest Income. Interest income increased by $7,000, or 25.9%, to $34,000 in 2015 as compared to 2014.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.2 million, or 3.1%, to $37.8 million in 2015 as compared to 2014 due to the refinancing of our $197.8 million mortgage loan in the fourth quarter of 2014 and our $69.0 million mortgage loan in 2015, partially offset by an increase in interest expense and amortization of loan costs as a result of the financings associated with the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas, the effect of having the mortgage loans for the Sofitel Chicago Water Tower and Pier House Resort for the entire year in 2015 as a result of their acquisitions in 2014 and higher average LIBOR rates. The average LIBOR rates for 2015 and 2014 were 0.20% and 0.15%, respectively.
Write-off of Loan Costs and Exit Fees. In 2015, we incurred fees of $54,000 in connection with the refinancing of our $69.0 million mortgage loan due September 2015, which had an outstanding balance of $69.0 million. The mortgage loan was replaced with a $70.0 million mortgage loan due March 2017. In 2014, we did not incur any write-offs of loan costs and exit fees.
Unrealized Loss on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. of $7.6 million represents the fair value adjustment during 2015 on our investment in Ashford Inc. that was acquired in July 2015. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Loss on Derivatives. Unrealized loss on derivatives increased $3.1 million to $3.3 million during 2015 as compared to 2014. In 2015, we had losses consisting of $3.0 million, $94,000 and $195,000 related to interest rate floors, interest rate caps and options on futures contracts, respectively. In 2014, we had losses of $111,000 related to interest rate caps. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax Expense. Income tax expense decreased $834,000, or 76.0%, to $263,000 in 2015 as compared to 2014. The decrease in income tax expense in 2015 is primarily due to an increase in certain indirect expenses recognized by our TRS entity that operates two hotels owned by a consolidated partnership, as well as a partial release in 2015 of the valuation allowance for our wholly-owned TRS previously recorded in the full amount of the deferred tax asset held by our TRS.
Income from Consolidated Entity Attributable to Noncontrolling Interests. The noncontrolling interest partner in consolidated entity was allocated income of $2.4 million and $1.1 million for 2015 and 2014, respectively. At December 31, 2015, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss $393,000 and net income of $496,000 for the 2015 and 2014, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 12.75% and 25.77% as of December 31, 2015 and 2014, respectively. The decrease in ownership interests is primarily attributable to Ashford Trust’s distribution of its interest in Ashford Prime OP.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
The following table summarizes the changes in key line items from our combined consolidated statements of operations for the years ended December 31, 2014 and 2013 (in thousands except percentages):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Revenue
Rooms	$226,495	$171,670	$54,825	31.9%
Food and beverage	67,854	50,835	17,019	33.5%
Other	12,844	10,969	1,875	17.1%
Total hotel revenue	307,193	233,474	73,719	31.6%
Other	115	22	93	422.73%
Total revenue	307,308	233,496	73,812	31.6%
Expenses
Hotel operating expenses:
Rooms	51,636	39,881	11,755	29.5%
Food and beverage	44,297	33,694	10,603	31.5%
Other expenses	80,593	61,779	18,814	30.5%
Management fees	12,525	9,999	2,526	25.3%
Total hotel expenses	189,051	145,353	43,698	30.1%
Property taxes, insurance and other	16,174	11,753	4,421	37.6%
Depreciation and amortization	40,686	30,862	9,824	31.8%
Advisory services fee	12,534	1,047	11,487	1,097.1%
Transaction costs	1,871	13,577	(11,706)	(86.2)%
Corporate general and administrative	3,242	11,494	(8,252)	(71.8)%
Total expenses	263,558	214,086	49,472	23.1%
Operating income	43,750	19,410	24,340	125.4%
Interest income	27	23	4	17.4%
Interest expense and amortization of loan costs	(39,031)	(33,011)	6,020	18.2%
Write-off of loan costs and exit fees	—	(1,971)	(1,971)	(100.0)%
Unrealized loss on derivatives	(111)	(36)	75	208.3%
Income (loss) before income taxes	4,635	(15,585)	(20,220)	129.7%
Income tax expense	(1,097)	(2,343)	(1,246)	(53.2)%
Net income (loss)	3,538	(17,928)	21,466	119.7%
Income from consolidated entities attributable to noncontrolling interests	(1,103)	(934)	169	18.1%
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(496)	7,080	7,576	107.0%
Net income (loss) attributable to the Company	$1,939	$(11,782)	$13,721	116.5%

Net income (loss) represents the operating results of ten hotel properties for the year ended December 31, 2014 and eight hotel properties for the year ended December 31, 2013. The operating results of the Sofitel Chicago Water Tower are included since its acquisition on February 24, 2014 and the operating results of the Pier House Resorts are included since its acquisition on March 1, 2014. The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Year Ended December 31,
	2014	2013
Occupancy	81.62%	78.40%
ADR (average daily rate)	$209.96	$189.60
RevPAR (revenue per available room)	$171.37	$148.64
Rooms revenue (in thousands)	$226,495	$171,670
Total hotel revenue (in thousands)	$307,193	$233,474
The following table illustrates the key performance indicators of the eight comparable hotel properties that were included for the entire years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Occupancy	81.19%	78.40%
ADR	$200.51	$189.60
RevPAR	$162.80	$148.64
Rooms revenue (in thousands)	$187,084	$171,670
Total hotel revenue (in thousands)	$252,889	$233,474
Rooms Revenue. Rooms revenue from our hotels increased $54.8 million, or 31.9%, to $226.5 million during 2014 compared to the year ended December 31, 2013 (“2013”). During 2014, we experienced a 322 basis point increase in occupancy and a 10.7% increase in room rates as the economy continued to improve. Rooms revenue increased $25.5 million and $13.9 million as a result of the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, respectively, during 2014. Rooms revenue also increased (i) $4.1 million at the San Francisco Courtyard Downtown primarily as a result of 12.7% higher room rates at the hotel; (ii) $2.7 million at the Hilton La Jolla Torrey Pines as a result of a major renovation at the hotel in 2013; (iii) $2.6 million at the Seattle Marriott Waterfront as a result of 9.8% higher room rates and a 187 basis point increase in occupancy at the hotel; (iv) $2.0 million at the Seattle Courtyard Downtown as a result of 11.9% higher room rates and a 440 basis point increase in occupancy at the hotel; (v) $1.1 million at the Capital Hilton as a result of 1.5% higher room rates and a 111 basis point increase in occupancy at the hotel; (vi) $1.1 million at the Plano Marriott Legacy Town Center as a result of major renovations at the hotel in 2013; (vii) $1.0 million at the Tampa Renaissance as a result of 5.3% higher room rates and a 275 basis point increase in occupancy at the hotel; and (viii) $846,000 at the Philadelphia Courtyard as a result of a 285 basis point increase in occupancy and a 0.6% increase in room rates at the hotel.
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
Corporate General and Administrative. Corporate general and administrative expenses decreased $8.3 million, or 71.8%, to $3.2 million in 2014. Corporate general and administrative expenses primarily consist of public company costs and professional fees. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain Ashoford Trust corporate general and administrative costs including salaries and benefits, equity-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to Ashoford Trust’s undepreciated gross investments in hotel properties.

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

Indebtedness
As of December 31, 2015, we had approximately $840.2 million in gross outstanding indebtedness. The following table sets forth our indebtedness (in thousands):

Loan/Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2015	Interest Rate at December 31, 2015	Amortization Period (Years)	Maturity Date (7)
Aareal Capital Corporation(1)	2	$195,359	3.08%	30(8)	Nov-2019
The Capital Hilton, Washington, DC
Hilton La Jolla Torrey Pines, La Jolla, CA
Wells Fargo	1	33,381	5.91%	30(9)	Apr-2017
Courtyard Philadelphia Downtown, Philadelphia, PA
Wells Fargo	2	122,374	5.95%	30(9)	Apr-2017
Courtyard Seattle Downtown, Seattle, WA
Courtyard San Francisco Downtown, San Francisco, CA
Wells Fargo	3	249,020	5.95%	30(9)	Apr-2017
Marriott Plano Legacy Town Center, Plano, TX
Seattle Marriott Waterfront, Seattle, WA
Renaissance Tampa International Plaza, Tampa, FL
Credit Agricole(2)	1	70,000	2.68%	Interest Only	Mar-2017
Pier House Resort, Key West, FL
GACC(3)	1	80,000	2.73%	Interest Only	Mar-2016
Sofitel Chicago Water Tower, Chicago, IL
TIF Loan(4)	—	8,098	12.85%	Interest Only(10)	Jun-2018
Courtyard Philadelphia Downtown, Philadelphia, PA
Column Financial(5)	1	40,000	5.38%	Interest Only	Dec-2017
Bardessono Hotel, Yountville, CA
Apollo(6)	1	42,000	5.38%	Interest Only	Dec-2017
Ritz-Carlton, St. Thomas, USVI
Total/Weighted Average	12	$840,232	4.71%
__________________

(1)
Interest rate is variable at LIBOR plus 2.65%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 4.00% for 75% of the loan balance.

(2)
Interest rate is variable at LIBOR plus 2.25%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 4.5% for 80% of the loan balance. This loan includes three one-year extension options, subject to the satisfaction of certain conditions.

(3)
Interest rate is variable at LIBOR plus 2.30%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 1.50%. This loan includes three one-year extension options, subject to the satisfaction of certain conditions, of which the first extension option was exercised in March 2016.

(4)	This loan relates to a tax increment financing district in the City of Philadelphia with respect to which we also hold a note receivable in the same principal amount and on the same terms.

(5)
Interest rate is variable at LIBOR plus 4.95%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 2.50%. This loan includes three one-year extension options, subject to the satisfaction of certain conditions.

(6)
Interest rate is variable at LIBOR plus 4.95%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 2.0%. This loan includes three one-year extension options, subject to the satisfaction of certain conditions.

(7)	Maturity date assumes no extensions

(8)	Principal amortization based on a 6% interest rate.

(9)	Loan was interest only at origination in 2007 but began amortizing in May 2012.

(10)	Principal amortization to the extent of excess tax revenues.
On March 9, 2015, we refinanced our $69.0 million mortgage loan with JP Morgan Chase, with an outstanding balance of $69.0 million due September 2015, with a $70.0 million mortgage loan with Credit Agricole due March 2017, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25%. The mortgage loan is secured by the Pier House Resort. Ashford Prime OP has guaranteed certain obligations of the borrowers under the loan agreement.

On November 23, 2015, to fund a portion of our acquisition of the Bardessono hotel, we completed the financing of a $40.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Bardessono Hotel.
On December 15, 2015, in connection with the acquisition of the Ritz-Carlton St. Thomas, we completed the financing of a $42.0 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Ritz-Carlton St. Thomas.
The following loans include various financial cash trap triggers. The Aareal Capital Corporation loan has a 1.25x debt service coverage ratio requirement, the Wells Fargo loans each have a 1.10x debt service coverage ratio requirement, the Credit Agricole loan has a 1.25x debt service coverage ratio requirement, the GACC loan has a 7.05% debt yield requirement (which increases to 8.25% during the third extension period), the Column Financial loan has a 1.15x debt service coverage ratio requirement and the Apollo loan has a 10.0% debt yield requirement. If we are unable to maintain these levels of debt service coverage or debt yield, as the case may be, substantially all of the net cash flow from the relevant hotels will be held as additional collateral in an account for the benefit of the respective lender.
As of December 31, 2015, we were in compliance with the aforementioned financial covenants.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotels and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our secured revolving credit facility and future equity and preferred equity issuances, existing working capital, net cash provided by operations, long-term hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.
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
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the year ended December 31, 2015. As of December 31, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
On March 9, 2015, we refinanced our $69.0 million mortgage loan, with an outstanding balance of $69.0 million due September 2015, with a $70.0 million mortgage loan due March 2017, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25%. The mortgage loan is secured by the Pier House Resort.
On June 9, 2015, we commenced a private placement of 200,000 shares of common stock at $15.52 per share for gross proceeds of $3.1 million. The offering closed on June 11, 2015. The net proceeds from the sale of the shares after discounts and offering expenses were approximately $3.1 million.
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our Series A Preferred Stock to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 million (net purchase price of $24.4125). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.3 million.
In connection with the acquisition of the Bardessono Hotel, which closed on July 9, 2015, Ashford Inc. provided $2.0 million of key money consideration by paying approximately $206,000 in cash and issuing 19,897 shares of Ashford Inc. common stock to Ashford Prime.
On July 31, 2015, we entered into a block trade with an unaffiliated third party pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Trust. The block trade included the purchase of approximately 175,000 shares of Ashford Inc. common stock at a price of $95.00 per share, which approximated the 120-day volume weighted average price, for a total cost of approximately $16.6 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party, and the board of directors received a fairness opinion from an independent financial advisor that the price paid for the Ashford Inc. shares by the Company was fair to the Company. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015, and the loss resulting from the block trade is recorded within “unrealized loss on investment in Ashford Inc.” in our consolidated statement of operations for the year ended December 31, 2015.
On November 23, 2015, we completed the financing of a $40.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Bardessono Hotel.
On December 15, 2015, in connection with the acquisition of the Ritz-Carlton St. Thomas, we completed the financing of a $42.0 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Ritz-Carlton St. Thomas.

Secured Revolving Credit Facility
We have a three-year, $150 million secured revolving credit facility, which we believe will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments. The secured credit facility is provided by a syndicate of financial institutions with Bank of America, N.A., serving as the administrative agent to Ashford Prime OP, as the borrower. We and certain of our subsidiaries guarantee the secured revolving credit facility, which is secured by a pledge of 100% of the equity interests we hold in Ashford Prime OP and 100% of the equity interest issued by any guarantor (other than Ashford Prime) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged (subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the secured revolving credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the noncontrolling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.5x and beginning December 1, 2015 to 5.75x; provided, however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. Our ratio was 5.87x at December 31, 2015.

•	Consolidated recourse indebtedness other than the secured credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratios not less than 1.25x and beginning December 1, 2015 to 1.35x. This ratio was 1.80x at December 31, 2015.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. Due to the significant acquisition of Ritz-Carlton St. Thomas in December 2015, our maximum consolidated leverage ratio was raised from 5.75x to 6.25x for three fiscal quarters following the acquisition. As such, we were in compliance with all covenants at December 31, 2015.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 21, 2016, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $300 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of December 31, 2015.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.

Sources and Uses of Cash
As of December 31, 2015, we had $105.0 million of cash and cash equivalents compared to $171.4 million at December 31, 2014.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities. We anticipate using funds to pay for (i) capital expenditures for our twelve hotels, estimated to be approximately $30.2 million through 2016, and (ii) debt interest and principal payments estimated to be approximately $47.6 million through 2016.
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities were $9.4 million and $54.9 million for the years ended December 31, 2015 and 2014, respectively. Cash flows from operations are impacted by changes in hotel operations, the operating results of the hotels we acquired in 2014 and 2015, changes in restricted cash due to the timing of cash deposits for certain loans, the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. Cash flows from operations for the year ended December 31, 2015 were negatively impacted by $50.2 million as a result of the net purchases of marketable securities. During the year ended December 31, 2014, we reimbursed Ashford Trust $13.6 million for transaction costs from our spin-off.
Net Cash Flows Used in Investing Activities. For the year ended December 31, 2015, investing activities used net cash flows of $183.3 million. These cash outlays were primarily attributable to cash outflows of $19.3 million of capital improvements made to various hotel properties, $16.6 million attributable to our investment in Ashford Inc., $144.1 million attributable to the acquisition of the Bardessono Hotel and the Ritz-Carlton St. Thomas, $3.4 million of net deposits to restricted cash for capital expenditures. These outflows were partially offset by inflows of $206,000 of key money consideration from the sale of property, plant and equipment and $24,000 of proceeds from property insurance claims. For the year ended December 31, 2014, investing activities used net cash flows of $212.8 million. These cash outlays were primarily attributable to cash outflows of $172.1 million attributable to the acquisitions of the Sofitel Chicago Water Tower and the Pier House Resort, $19.7 million of net deposits to restricted cash for capital expenditures and $21.0 million of capital improvements made to various hotel properties. These outlays were partially offset by inflows of $125,000 of proceeds from property insurance claims.
Net Cash Flows Provided by Financing Activities. For the year ended December 31, 2015, net cash flows provided by financing activities were $107.5 million. Cash inflows primarily consisted of borrowings on indebtedness of $152.0 million and proceeds from the issuance of preferred stock of $62.3 million and proceeds from a private placement of common stock of $3.1 million. These inflows were partially offset by cash outlays of $77.0 million for repayments of indebtedness, $8.9 million for the repurchase of our common stock, primarily under our share repurchase program, $5.9 million for the redemption of operating partnership units, $11.8 million for payments of dividends, $2.9 million for distributions to the holder of a noncontrolling interest in consolidated entities, $3.3 million for payments of loan costs and exit fees and payments for derivatives of $117,000. For the year ended December 31, 2014, net cash flows provided by financing activities were $185.6 million. Cash inflows primarily consisted of net proceeds of $143.9 million from our underwritten public offering and borrowings on indebtedness of $82.3 million. These inflows were partially offset by cash outlays of $15.4 million for the repurchase of our common stock pursuant to our share repurchase program, $8.2 million for repayments of indebtedness, $6.4 million for payments of dividends, $1.1 million for payments of spin-off costs, payments of loan costs and exit fees of $4.4 million, $2.0 million for distributions to the holder of a noncontrolling interest in our consolidated entities, and redemption of operating partnership units of $3.1 million.
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
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”). If the entity is determined to be a VIE we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see note 2 to our consolidated and combined consolidated financial statements.

Contractual Obligations and Commitments
The table below summarizes future obligations for principal and estimated interest payments on our debt and future minimum lease payments on our operating leases, each as of December 31, 2015 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$88,646	$564,541	$187,045	$—	$840,232
Estimated interest obligations(1)	37,133	22,452	5,298	—	64,883
Operating lease obligations	3,339	6,299	6,279	97,368	113,285
Capital commitments	5,658	—	—	—	5,658
Total contractual obligations	$134,776	$593,292	$198,622	$97,368	$1,024,058
____________________

(1)	For variable-rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2015.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, incentive fees, group service fees and other general fees, if required. These management agreements expire from 2023 through 2065. See note 12 to our consolidated and combined consolidated financial statements as of December 31, 2015.
In November 2015, we entered into a $40.0 million mortgage loan in connection with of our acquisition of the Bardessono hotel and in December 2015, we entered into a $42.0 million mortgage loan in connection with our acquisition of the Ritz-Carlton St. Thomas. See “Recent Developments.”
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Due to the significant acquisition of Ritz-Carlton St. Thomas in December 2015, our maximum consolidated leverage ratio was raised from 5.75x to 6.25x for three fiscal quarters following the acquisition. As such, we were in compliance with all covenants at December 31, 2015.
Critical Accounting Policies
Our accounting policies are fully described in note 2 to our consolidated and combined consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed undiscounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the years ended December 31, 2015, 2014 and 2013, we have not recorded any impairment charges.

Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures, and equipment. While we believe our estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Income Taxes. At December 31, 2015 and 2014, we had a valuation allowance of approximately $27.0 million and $3.9 million, respectively, to partially reserve our deferred tax assets. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential, and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2015, we had net operating loss carry forwards for federal income tax purposes of $62.2 million, $3.9 million of which are attributable to the subsidiaries conveyed to us in the spin-off and begin to expire in 2023, and $58.3 million of which are attributable to the USVI TRS acquired in 2015 that begin to expire in 2027. The loss carry forwards may be available to offset future taxable income, if any, through 2023 and 2027, respectively; however, there could be substantial limitations on their use imposed by the Internal Revenue Code. Management determined that it is more likely than not that $27.0 million of our net deferred tax assets will not be realized, and a valuation allowance has been recorded accordingly.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2012 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
Investment in Unconsolidated Entity. We hold an investment in an unconsolidated entity, the AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “REHE Fund”), in which we have an ownership interest of 45.3% that is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We review the investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. If our analysis indicates that the investment’s estimated fair value is less than the carrying amount, we record an impairment in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded in the year ended December 31, 2015. We also hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximately 9.7% ownership interest in Ashford Inc. and had a fair value of $10.4 million at December 31, 2015. This investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. VIE, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis, and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.

RECENTLY ADOPTED ACCOUNTING STANDARDS
In April 2014, the FASB issued accounting guidance that revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The new accounting guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014. We adopted this accounting guidance on January 1, 2015. The adoption of this accounting guidance affects the presentation of our results of operations to the extent that the operations of disposed hotel properties are included in continuing operations.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, and is to be applied retrospectively. Early adoption is permitted. We have elected to early adopt this standard as of December 31, 2015, and as such debt issuance costs are now presented as a direct reduction to indebtedness on our consolidated balance sheets. Adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-15 to amend SEC paragraphs of the FASB Accounting Standards Codification pursuant to an SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting. The guidance in ASU 2015-03, described above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance was effective immediately and did not have any impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its Simplification Initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and has an adjustment to provisional amounts recognized during the measurement period. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We have elected to early adopt this standard effective December 31, 2015, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, Hotel EBITDA, Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) are made to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization, redeemable noncontrolling interests in the operating partnership and after any adjustments for unconsolidated entities. We adjust EBITDA to exclude certain additional items such as write-off of loan costs and exit fees, transaction costs, gain on insurance settlements, strategic alternatives and other costs, compensation adjustment related to modified employment terms and non-cash items such as amortization of unfavorable management contract liability, unrealized loss on investments, unrealized loss on derivatives, other income, advisory services incentive fee, modification of rent terms, the Company’s portion of unrealized loss on the REHE Fund and non-cash, non-employee stock/unit-based compensation. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA. The Sofitel Chicago Water Tower is included from February 24, 2014 through December 31, 2015, Pier House Resort is included from March 1, 2014 through December 31, 2015, the Bardessono Hotel is included from July 9, 2015 through December 31, 2015 and the Ritz-Carlton St. Thomas is included from December 15, 2015 through December 31, 2015 (in thousands) (unaudited):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(4,691)	$3,538	$(17,928)
Income from consolidated entities attributable to noncontrolling interest	(2,414)	(1,103)	(934)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	393	(496)	7,080
Net income (loss) attributable to the Company	(6,712)	1,939	(11,782)
Interest income(1)	(34)	(26)	(22)
Interest expense and amortization of loan costs (1)	36,309	37,188	31,182
Depreciation and amortization(1)	40,950	37,493	27,691
Income tax expense	263	1,097	2,343
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(393)	496	(7,080)
EBITDA available to the Company and OP unitholders	70,383	78,187	42,332
Amortization of unfavorable management contract liabilities	(158)	(158)	(159)
Write-off of loan costs and exit fees	54	—	1,971
Transaction costs	633	1,871	13,750
Gain on insurance settlements	(21)	(23)	—
Unrealized loss on investments	7,609	—	—
Unrealized loss on derivatives (1)	3,248	111	36
Other income (2)	(1,233)	—	—
Advisory services incentive fee (3)	2,548	—	—
Strategic alternatives and other costs	973	—	—
Modification of rent terms (1)	—	—	539
Company’s portion of unrealized loss on the REHE Fund	2,927	—	—
Compensation adjustment related to modified employment terms	—	573	—
Non-cash, non-employee stock/unit-based compensation	3,846	1,778	342
Adjusted EBITDA available to the Company and OP unitholders	$90,809	$82,339	$58,811
__________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2015	2014	2013
Interest expense and amortization of loan costs	$(1,520)	$(1,843)	$(1,829)
Depreciation and amortization	(2,874)	(3,193)	(3,171)
Interest income	—	1	1
Unrealized loss on derivatives	(4)	—	—
Modification of rent terms	—	—	(180)

(2)	Other income, primarily consisting of net realized gain/loss on marketable securities is excluded from Adjusted EBITDA.

(3)
The advisory services incentive fee is payable to Ashford Inc. in three annual installments. The deferred portion related to the second and third payments is excluded from Adjusted EBITDA on this schedule and will be included in future periods.

The following table further reconciles Adjusted EBITDA to Hotel EBITDA. The Sofitel Chicago Water Tower is included from February 24, 2014 through December 31, 2015, Pier House Resort is included from March 1, 2014 through December 31, 2015, the Bardessono Hotel is included from July 9, 2015 through December 31, 2015 and the Ritz-Carlton St. Thomas is included from December 15, 2015 through December 31, 2015 (in thousands) (unaudited):

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$90,809	$82,339	$58,811
EBITDA adjustments attributable to JV partner	4,398	5,035	4,999
Income from consolidated entities attributable to noncontrolling interest	2,414	1,103	934
Adjusted EBITDA (including amounts attributable to noncontrolling interest)	97,621	88,477	64,744
Corporate revenue	(147)	(115)	(22)
Allocated corporate general and administrative	5,134	890	11,494
Allocated corporate property taxes, insurance, and other	834	1,343	485
Advisory fee	17,889	12,534	1,047
Unfavorable contract liability	158	158	159
Hotel EBITDA (including amounts attributable to noncontrolling interest)	121,489	103,287	77,907
Less: Hotel EBITDA attributable to noncontrolling interest	(6,954)	(6,532)	(6,149)
Hotel EBITDA	$114,535	$96,755	$71,758

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our twelve hotels owned at December 31, 2015, and on a corporate basis for the year ended December 31, 2015. The Bardessono Hotel is included from July 9, 2015, through December 31, 2015, and the Ritz-Carlton St. Thomas is included from December 15, 2015, through December 31, 2015 (in thousands) (unaudited):

	Year Ended December 31, 2015
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Sofitel Chicago Water Tower	Pier House Resort	Bardessono Hotel	Ritz-Carlton St. Thomas	Hotel Total	Corporate/ Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss)	$8,222	$6,684	$11,415	$4,453	$6,854	$10,441	$2,820	$4,691	$(714)	$7,124	$1,358	$1,032	$64,380	$(69,071)	$(4,691)
(Income) loss from consolidated entities attributable to noncontrolling interest	(2,173)	(1,766)	—	—	—	—	—	—	—	—	—	—	(3,939)	1,525	(2,414)
Net loss attributable to redeemable noncontrolling interests in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	393	393
Net income (loss) attributable to the Company	6,049	4,918	11,415	4,453	6,854	10,441	2,820	4,691	(714)	7,124	1,358	1,032	60,441	(67,153)	(6,712)
Non-property adjustments(2)	(19)	—	1	(1)	—	(2)	1	—	(1)	—	1	4	(16)	16	—
Interest income	(1)	(2)	(13)	—	(1)	(7)	(2)	(2)	—	—	—	—	(28)	(6)	(34)
Interest expense	—	—	—	—	—	—	—	2,013	2,022	—	—	104	4,139	31,115	35,254
Amortization of loan costs	—	—	—	—	—	—	—	32	698	—	—	10	740	1,835	2,575
Depreciation and amortization	6,524	5,819	2,278	2,091	4,109	4,004	3,022	5,761	6,296	2,629	1,177	114	43,824	—	43,824
Income tax expense (benefit)	69	(25)	—	—	—	—	—	16	—	—	—	37	97	166	263
Non-Hotel EBITDA ownership expense (income)	502	45	7	18	125	204	14	7	59	(25)	255	188	1,399	(1,399)	—
(Income) loss from consolidated entities attributable to noncontrolling interest	2,173	1,766	—	—	—	—	—	—	—	—	—	—	3,939	(3,939)	—
EBITDA including amounts attributable to consolidated noncontrolling interest	15,297	12,521	13,688	6,561	11,087	14,640	5,855	12,518	8,360	9,728	2,791	1,489	114,535	(39,365)	75,170
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(1,513)	(1,360)	—	—	—	—	—	—	—	—	—	—	(2,873)	(1,521)	(4,394)
Net income (loss) attributable to redeemable noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(393)	(393)
EBITDA attributable to the Company and OP unitholders	$13,784	$11,161	$13,688	$6,561	$11,087	$14,640	$5,855	$12,518	$8,360	$9,728	$2,791	$1,489	$111,662	$(41,279)	$70,383

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our ten hotels owned at December 31, 2014, and on a corporate basis for the year ended December 31, 2014. The Sofitel Chicago Water Tower is included from February 24, 2014, through December 31, 2014, and the Pier House Resort is included from March 1, 2014, through December 1, 2014 (in thousands) (unaudited):

	Year Ended December 31, 2014
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Sofitel Chicago Water Tower	Pier House Resort	Hotel Total	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss)	$6,855	$4,454	$10,857	$4,138	$5,828	$9,092	$3,398	$3,489	$3,877	$4,682	$56,670	$(53,132)	$3,538
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,819)	(1,207)	—	—	—	—	—	—	—	—	(3,026)	1,923	(1,103)
Net income attributable to redeemable noncontrolling interests in operating partnership	—	—	—	—	—	—	—	—	—	—	—	(496)	(496)
Net income (loss) attributable to the Company	5,036	3,247	10,857	4,138	5,828	9,092	3,398	3,489	3,877	4,682	53,644	(51,705)	1,939
Non-property adjustments (2)	(11)	(1)	—	(11)	—	—	—	—	—	—	(23)	23	—
Interest income	1	(2)	(8)	(1)	(3)	(6)	(3)	(1)	—	—	(23)	(3)	(26)
Interest expense	—	—	—	—	—	—	—	2,041	1,696	—	3,737	33,466	37,203
Amortization of loan costs	—	—	—	—	—	—	—	32	564	—	596	1,232	1,828
Depreciation and amortization	7,592	5,976	2,196	1,957	3,934	3,895	2,249	5,705	5,182	1,999	40,685	1	40,686
Income tax expense	51	483	—	—	—	—	—	15	—	—	549	548	1,097
Non-Hotel EBITDA ownership expense	695	32	20	126	117	35	5	31	15	20	1,096	(1,096)	—
(Income) loss from consolidated entities attributable to noncontrolling interest	1,819	1,207	—	—	—	—	—	—	—	—	3,026	(3,026)	—
EBITDA including amounts attributable to consolidated noncontrolling interest	15,183	10,942	13,065	6,209	9,876	13,016	5,649	11,312	11,334	6,701	103,287	(20,560)	82,727
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(1,794)	(1,400)	—	—	—	—	—	—	—	—	(3,194)	(1,842)	(5,036)
Net income (loss) attributable to redeemable noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	—	—	496	496
EBITDA attributable to the Company and OP unitholders	$13,389	$9,542	$13,065	$6,209	$9,876	$13,016	$5,649	$11,312	$11,334	$6,701	$100,093	$(21,906)	$78,187

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our eight hotels owned at December 31, 2013, and on a corporate basis for the year ended December 31, 2013 (in thousands) (unaudited):

	Year Ended December 31, 2013
	The Capital Hilton	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Hotel Total	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss)	$7,334	$2,862	$9,674	$3,480	$4,913	$8,105	$2,828	$4,519	$43,715	$(61,643)	$(17,928)
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,929)	(788)	—	—	—	—	—	—	(2,717)	1,783	(934)
Net loss attributable to redeemable noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	7,080	7,080
Net income (loss) attributable to the Company	5,405	2,074	9,674	3,480	4,913	8,105	2,828	4,519	40,998	(52,780)	(11,782)
Non-property adjustments(2)	—	—	—	—	—	—	—	—	—	—	—
Interest income	(1)	(2)	(2)	—	(1)	(1)	—	(1)	(8)	(14)	(22)
Interest expense	—	—	—	—	—	—	—	2,067	2,067	28,457	30,524
Amortization of loan costs	—	—	—	—	—	—	—	32	32	626	658
Depreciation and amortization	7,543	5,815	2,229	1,869	3,767	3,670	2,231	3,738	30,862	(3,171)	27,691
Income tax expense	—	287	—	—	—	—	—	2	289	2,054	2,343
Non-Hotel EBITDA ownership expense	727	30	36	64	32	41	6	14	950	(950)	—
(Income) loss from consolidated entities attributable to noncontrolling interest	1,929	788	—	—	—	—	—	—	2,717	(2,717)	—
EBITDA including amounts attributable to noncontrolling interest	15,603	8,992	11,937	5,413	8,711	11,815	5,065	10,371	77,907	(28,495)	49,412
Less: Hotel EBITDA attributable to consolidated noncontrolling interest	(1,790)	(1,381)	—	—	—	—	—	—	(3,171)	3,171	—
Net income (loss) attributable to redeemable noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	—	(7,080)
EBITDA attributable to the Company and OP unitholders	$13,813	$7,611	$11,937	$5,413	$8,711	$11,815	$5,065	$10,371	$74,736	$(25,324)	$42,332

__________________
(1) Represents expenses not recorded at the individual hotel property level.
(2) Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after unconsolidated entities and redeemable noncontrolling interests in the operating partnership. Adjustments for unconsolidated entities are calculated to reflect FFO on the same basis. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, write-off of loan costs and exit fees, transaction costs, gain on insurance settlement, strategic alternatives and other costs, compensation adjustment related to modified employment terms and non-cash items such as advisory services incentive fee, the Company’s portion of unrealized loss on the REHE Fund, unrealized loss on investments and unrealized loss on derivatives. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated and combined consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO. The Bardessono Hotel is included from July 9, 2015 through December 31, 2015 and the Ritz-Carlton St. Thomas is included from December 15, 2015 through December 31, 2015 (in thousands) (unaudited):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(4,691)	$3,538	$(17,928)
Income from consolidated entities attributable to noncontrolling interest	(2,414)	(1,103)	(934)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	393	(496)	7,080
Preferred dividends	(1,986)	—	—
Net income (loss) attributable to common stockholders	(8,698)	1,939	(11,782)
Depreciation and amortization on real estate(1)	40,950	37,493	27,691
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(393)	496	(7,080)
FFO available to common stockholders and OP unitholders	31,859	39,928	8,829
Preferred dividends	1,986	—	—
Other income (2)	(1,233)	—	—
Write-off of loan costs and exit fees	54	—	1,971
Transaction costs	633	1,871	13,750
Gain on insurance settlements	(21)	(23)	—
Strategic alternatives and other costs	973	—	—
Compensation adjustment related to modified employment terms	—	573	—
Advisory services incentive fee (3)	2,548	—	—
Company’s portion of unrealized loss on the REHE Fund	2,927	—	—
Modification of rent terms (1)	—	—	539
Unrealized loss on Ashford Inc.	7,609	—	—
Unrealized loss on derivatives (1)	3,248	111	36
AFFO available to the Company and OP unitholders	$50,583	$42,460	$25,125
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2015	2014	2013
Depreciation and amortization on real estate	$(2,874)	$(3,193)	$(3,171)
Modification of rent terms	$—	$—	$(180)
Unrealized loss on derivatives	$(4)	$—	$—

(2)	Other income, primarily consisting of net realized gain/loss on marketable securities is excluded from Adjusted AFFO.

(3)
The advisory services incentive fee is payable to Ashford Inc. in three annual installments. The deferred portion related to the second and third payments is excluded from Adjusted FFO on this schedule and will be included in future periods.

The following table reconciles net income (loss) to Hotel EBITDA for the Sofitel Chicago Water Tower for the year ended December 31, 2013 (in thousands) (unaudited):

Year Ended
December 31, 2013
Net income	$2,070
Non-property adjustments (1)	9
Interest expense and amortization of loan costs	3,887
Depreciation and amortization	3,915
Non-Hotel EBITDA ownership expense	—
Hotel EBITDA	$9,881

____________________
(1) Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.
The information above for the year ended December 31, 2013 represents the period before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition.
The following table reconciles net income to Hotel EBITDA for the Pier House Resort for the year ended December 31, 2013 (in thousands) (unaudited):

Year Ended
December 31, 2013
Net income	$1,759
Non-property adjustments (1)	1,716
Interest income	—
Interest expense and amortization of loan costs	2,008
Depreciation and amortization	1,884
Unrealized loss on derivatives	129
Income tax expense	56
Non-Hotel EBITDA ownership expense	15
Hotel EBITDA	$7,567
____________________

(1)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.
The information above for the year ended December 31, 2013 represents the period before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition.

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
At December 31, 2015, our gross indebtedness of $840.2 million included $427.4 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2015, would be approximately $1.1 million per year. Interest rate changes will have no impact on the remaining $412.8 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2015, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Hospitality Prime, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Ashford Hospitality Prime, Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashford Hospitality Prime, Inc. and Subsidiaries at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the accompanying 2015 financial statements reflect the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and Accounting Standards Update No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”.

/s/ BDO USA, LLP
Dallas, Texas
March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Prime, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheet of Ashford Hospitality Prime, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated and combined consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a) as they relate to information included therein as of and for the years ended December 31, 2014 and 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ashford Hospitality Prime, Inc. and subsidiaries at December 31, 2014, and the consolidated and combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule at it relates to information included therein as of and for the years ended December 31, 2014 and 2013, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the accompanying 2014 financial statements have been retrospectively adjusted as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and Accounting Standards Update No. 2015-15 “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”.

/s/ Ernst & Young LLP
Dallas, Texas
March 16, 2015 (March 15, 2016 as it relates to Note 2)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2015	December 31, 2014
Assets
Investments in hotel properties, net	$1,091,479	$990,303
Cash and cash equivalents	105,039	171,439
Restricted cash	33,135	29,646
Accounts receivable, net of allowance of $68 and $47, respectively	13,370	12,382
Inventories	1,451	696
Note receivable	8,098	8,098
Deferred costs, net	755	1,204
Prepaid expenses	3,132	2,422
Investment in unconsolidated entity	48,365	—
Investment in Ashford Inc., at fair value	10,377	—
Derivative assets	753	35
Other assets	2,543	1,193
Intangible assets, net	23,160	2,542
Due from related party, net	371	541
Due from third-party hotel managers	10,722	5,504
Total assets	$1,352,750	$1,226,005
Liabilities and Equity
Liabilities:
Indebtedness, net	$835,592	$761,727
Accounts payable and accrued expenses	43,568	29,273
Dividends payable	3,439	1,425
Unfavorable management contract liabilities	158	316
Due to Ashford Trust OP, net	528	896
Due to Ashford Inc.	6,369	2,546
Due to third-party hotel managers	1,158	954
Intangible liability, net	3,682	3,739
Other liabilities	1,181	1,131
Total liabilities	895,675	802,007
Commitments and contingencies (note 12)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 2,600,000 shares issued and outstanding at December 31, 2015	62,248	—
Redeemable noncontrolling interests in operating partnership	61,781	149,555
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,471,775 and 24,464,163 shares issued and outstanding at December 31, 2015 and 2014, respectively	285	245
Additional paid-in capital	438,347	376,869
Accumulated deficit	(99,773)	(98,210)
Total stockholders’ equity of the Company	338,859	278,904
Noncontrolling interest in consolidated entity	(5,813)	(4,461)
Total equity	333,046	274,443
Total liabilities and equity	$1,352,750	$1,226,005
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenue
Rooms	$255,443	$226,495	$171,670
Food and beverage	79,894	67,854	50,835
Other	14,061	12,844	10,969
Total hotel revenue	349,398	307,193	233,474
Other	147	115	22
Total revenue	349,545	307,308	233,496
Expenses
Hotel operating expenses:
Rooms	56,341	51,636	39,881
Food and beverage	53,535	44,297	33,694
Other expenses	93,742	80,593	61,779
Management fees	14,049	12,525	9,999
Total hotel expenses	217,667	189,051	145,353
Property taxes, insurance and other	18,517	16,174	11,753
Depreciation and amortization	43,824	40,686	30,862
Advisory services fee	17,889	12,534	1,047
Transaction costs	538	1,871	13,577
Corporate general and administrative	5,134	3,242	11,494
Total expenses	303,569	263,558	214,086
Operating income	45,976	43,750	19,410
Equity in loss of unconsolidated entity	(2,927)	—	—
Interest income	34	27	23
Other income	1,233	—	—
Interest expense and amortization of loan costs	(37,829)	(39,031)	(33,011)
Write-off of loan costs and exit fees	(54)	—	(1,971)
Unrealized loss on investment in Ashford Inc.	(7,609)	—	—
Unrealized loss on derivatives	(3,252)	(111)	(36)
Income (loss) before income taxes	(4,428)	4,635	(15,585)
Income tax expense	(263)	(1,097)	(2,343)
Net income (loss)	(4,691)	3,538	(17,928)
Income from consolidated entities attributable to noncontrolling interests	(2,414)	(1,103)	(934)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	393	(496)	7,080
Net income (loss) attributable to the Company	$(6,712)	$1,939	$(11,782)
Preferred dividends	(1,986)	—	—
Net income (loss) attributable to common stockholders	$(8,698)	$1,939	$(11,782)
Income (loss) per share – basic:
Net income (loss) attributable to common stockholders	$(0.34)	$0.08	$(0.73)
Weighted average common shares outstanding – basic	$25,888	$24,473	$16,045
Income (loss) per share – diluted:
Net income (loss) attributable to common stockholders	$(0.34)	$0.07	$(0.73)
Weighted average common shares outstanding – diluted	$25,888	$33,325	$16,045
Dividends declared per common share	$0.35	$0.20	$0.05
Amounts attributable to common stockholders:
Net income (loss) attributable to the Company	$(6,712)	$1,939	$(11,782)
Preferred dividends	$(1,986)	$—	$—
Net income (loss) attributable to common stockholders	$(8,698)	$1,939	$(11,782)
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(4,691)	$3,538	$(17,928)
Other comprehensive income (loss), net of tax:
Total other comprehensive income	—	—	—
Total comprehensive income (loss)	(4,691)	3,538	(17,928)
Comprehensive income attributable to noncontrolling interests in consolidated entities	(2,414)	(1,103)	(934)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	393	(496)	7,080
Comprehensive income (loss) attributable to the Company	$(6,712)	$1,939	$(11,782)
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amount
Balance at January 1, 2013	—	$—	$272,376	$(32,513)	$12,515	$252,378	$—
Equity-based compensation	—	—	342	—	—	342	—
Issuance of common stock	16,129	161	(161)	—	—	—	—
Dividends declared – common stock	—	—	—	(806)	—	(806)	—
Reclass redeemable noncontrolling interests in operating partnership	—	—	(117,458)	—	—	(117,458)	117,458
Spin-off transaction costs	—	—	(1,320)	—	—	(1,320)	(125)
Contributions from noncontrolling interests	—	—	—	—	282	282	—
Distributions to noncontrolling interests	—	—	—	—	(16,357)	(16,357)	(6,488)
Net income (loss)	—	—	—	(11,782)	934	(10,848)	(7,080)
Capital contributions	—	—	178,849	—	—	178,849	—
Capital distributions	—	—	(85,700)	—	—	(85,700)	—
Redemption value adjustment	—	—	—	(55,961)	—	(55,961)	55,961
Balance at December 31, 2013	16,129	$161	$246,928	$(101,062)	$(2,626)	$143,401	$159,726
Purchase of common stock	(928)	(9)	(14,315)	(1,784)	—	(16,108)	—
Equity-based compensation	—	—	413	—	—	413	1,938
Issuance of common stock	9,200	92	143,843	—	—	143,935	—
Issuance of restricted shares/units	64	1	—	—	—	1	18
Forfeiture of restricted common shares	(1)	—	—	(22)	—	(22)	—
Dividends declared – common stock	—	—	—	(5,031)	—	(5,031)	—
Distributions to noncontrolling interests	—	—	—	—	(2,938)	(2,938)	(1,799)
Redemption of operating partnership units	—	—	—	—	—	—	(3,074)
Net income	—	—	—	1,939	1,103	3,042	496
Redemption value adjustment	—	—	—	7,750	—	7,750	(7,750)
Balance at December 31, 2014	24,464	$245	$376,869	$(98,210)	$(4,461)	$274,443	$149,555
Purchase of common stock	(479)	(4)	(7,336)	(876)	—	(8,216)	—
Equity-based compensation	—	—	2,416	—	—	2,416	1,431
Issuance of common stock	200	2	3,102	—	—	3,104	—
Issuance of restricted shares/units	44	—	—	—	—	—	—

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amount
Forfeiture of restricted common shares	(2)	—	(5)	(5)	—	(10)	—
Dividends declared – common stock	—	—	—	(9,428)	—	(9,428)	—
Dividends declared – preferred stock	—	—	—	(1,986)	—	(1,986)	—
Distributions to noncontrolling interests	—	—	—	—	(3,766)	(3,766)	(2,170)
Redemption/conversion of operating partnership units	4,245	42	63,301	—	—	63,343	(69,198)
Net income (loss)	—	—	—	(6,712)	2,414	(4,298)	(393)
Redemption value adjustment	—	—	—	17,444	—	17,444	(17,444)
Balance at December 31, 2015	28,472	$285	$438,347	$(99,773)	$(5,813)	$333,046	$61,781
See Notes to Consolidated and Combined Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$(4,691)	$3,538	$(17,928)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	43,824	40,686	30,862
Equity-based compensation	3,847	2,351	342
Bad debt expense	117	151	719
Amortization of loan costs	2,575	1,828	745
Write-off of loan costs and exit fees	54	—	1,971
Amortization of intangibles	(106)	(214)	(216)
Unrealized loss on derivatives	3,252	111	36
Realized gain on marketable securities	(1,068)	—	—
Unrealized loss on investment in Ashford Inc.	7,609	—	—
Purchases of trading securities	(105,878)	—	—
Sales of trading securities	55,654	—	—
Equity in loss of unconsolidated entity	2,927	—	—
Deferred tax benefit	(1,093)	—	—
Payments for derivatives	(3,853)	—	—
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Restricted cash	418	(1,291)	10,940
Accounts receivable and inventories	1,923	(3,433)	220
Prepaid expenses and other assets	(338)	19	751
Accounts payable and accrued expenses	5,416	4,360	(1,940)
Due to/from related party, net	191	(497)	(12)
Due to/from third-party hotel managers	(5,014)	13,281	(2,275)
Due to/from Ashford Trust OP, net	(119)	(8,794)	9,858
Due from Ashford Inc.	3,823	2,546	—
Other liabilities	(80)	212	12
Net cash provided by operating activities	9,390	54,854	34,085
Cash Flows from Investing Activities
Proceeds from property insurance	24	125	—
Proceeds from sale of property, plant and equipment	206	—	—
Acquisition of hotel properties, net of cash acquired	(144,102)	(172,112)	—
Investment in Ashford Inc.	(16,623)	—	—
Restricted cash related to improvements and additions to hotel properties	(3,437)	(19,742)	—
Improvements and additions to hotel properties	(19,322)	(21,034)	(28,354)
Net cash used in investing activities	(183,254)	(212,763)	(28,354)
Cash Flows from Financing Activities
Borrowings on indebtedness	152,000	82,299	199,875
Repayments of indebtedness	(76,998)	(8,180)	(148,594)
Payments of loan costs and exit fees	(3,317)	(4,357)	(2,831)
Payments for derivatives	(117)	(126)	(36)
Repurchase of common stock	(8,876)	(15,448)	—
Payments for spin-off costs	—	(1,091)	(354)
Payments for dividends	(11,819)	(6,402)	—
Issuance of preferred stock	62,290	—	—
Issuance of common stock	3,104	143,935	—
Issuance of restricted shares/units	—	19	—
Forfeiture of restricted shares/units	(10)	(22)	—
Contributions from owners	—	—	177,740
Contributions from a noncontrolling interest in a consolidated entity	—	—	282

	Year Ended December 31,
	2015	2014	2013
Distributions to owners	—	—	(85,700)
Redemption of operating partnership units	(5,855)	(3,074)	—
Distributions to a noncontrolling interest in a consolidated entity	(2,938)	(1,981)	(16,601)
Distribution to redeemable noncontrolling interests in operating partnership	—	—	(6,049)
Net cash provided by financing activities	107,464	185,572	117,732
Net change in cash and cash equivalents	(66,400)	27,663	123,463
Cash and cash equivalents at beginning of year	171,439	143,776	20,313
Cash and cash equivalents at end of year	$105,039	$171,439	$143,776
Supplemental Cash Flow Information
Interest paid	$34,687	$36,983	$32,448
Income taxes paid	2,145	874	212
Supplemental Disclosure of Non Cash Investing and Financing Activities
Investment in unconsolidated entity	$51,292	$—	$—
Net other assets and liabilities acquired	—	(1,473)	—
Assumption of debt	—	69,000	—
Dividends declared but not paid	3,439	1,674	1,245
Common stock repurchases accrued but not paid	—	660	—
Capital expenditures accrued but not paid	549	140	779
Non cash consideration from sale of property, plant and equipment	1,363	—	—
Investment in Ashford Inc.	1,363	—	—
Financed insurance premiums	—	—	1,284
Spin-off costs, accrued but not paid	—	—	1,091
Deferred loan costs incurred but not paid	—	—	1,886
Non cash contribution from owners	—	—	1,109
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	3,766	2,938	1,981
Accrued preferred stock offering expenses	42	—	—
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
We became a public company on November 19, 2013, when Ashford Hospitality Trust, Inc. (“Ashford Trust”) completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. On July 13, 2015, Ashford Trust announced that its board of directors had declared the distribution (1) to its stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Hospitality Trust Limited Partnership of its remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. As a result of the distribution, Ashford Trust has no ownership interest in Ashford Prime. As a result of Ashford Trust's distribution of its remaining common units of Ashford Prime OP and shares of common stock of Ashford Prime, the Prime TRSs revoked their elections to be taxable REIT subsidiaries of Ashford Trust. The Prime TRSs remain taxable REIT subsidiaries of Ashford Prime.
On June 17, 2013, Ashford Trust announced that its Board of Directors had approved a plan to spin-off an 80% ownership interest in an eight-hotel portfolio, totaling 3,146 rooms (2,912 net rooms excluding those attributable to Ashford Trust’s partner), to holders of its common stock in the form of a taxable special distribution. The distribution was comprised of common stock in Ashford Prime. Ashford Prime OP was formed as a Delaware limited partnership on April 5, 2013 to hold substantially all of Ashford Prime’s assets and conduct substantially all of its business. Ashford Prime OP General Partner LLC, a wholly-owned subsidiary of Ashford Prime (“Prime GP”), was created to serve as the sole general partner of Ashford Prime OP.
The distribution was made on November 19, 2013, on a pro rata basis to holders of Ashford Trust’s common stock as of November 8, 2013, with each of Ashford Trust’s stockholders receiving one share of Ashford Prime common stock for every five shares of Ashford Trust common stock held by such stockholder as of the close of business on November 8, 2013. Ashford Prime reimbursed Ashford Trust for transaction costs of $13.6 million incurred in connection with the spin-off. The transaction also included options for Ashford Prime to purchase the Crystal Gateway Marriott in Arlington, Virginia and the Pier House Resort in Key West, Florida. We acquired the Pier House Resort on March 1, 2014. The option to acquire the Crystal Gateway Marriott expired on May 19, 2015.
We are advised by Ashford LLC, our affiliate, through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from, and remains an affiliate of, Ashford Trust. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of December 31, 2015, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed two of our twelve hotel properties. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. The acquisition is subject to the satisfaction of various conditions, including the approval of Ashford Inc.’s stockholders. The acquisition, if completed, will not impact our management agreements with Remington Lodging.
The accompanying consolidated and combined consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of December 31, 2015, own and operate twelve hotels in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,952 total rooms, or 3,717 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of December 31, 2015, eleven of our twelve

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property is owned by a TRS entity. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to the hotel properties are included in the consolidated and combined consolidated statements of operations. As of December 31, 2015, nine of the twelve hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code. We refer to the eight hotels we acquired from Ashford Trust in connection with the spin-off as our initial hotels.
With respect to six of our eight initial hotels, the accompanying carve-out combined consolidated financial statements for the period from January 1, 2013 through November 18, 2013 include the accounts of the following subsidiaries:

1	Ashford Plano-M LP

2	Ashford Seattle Waterfront LP

3	Ashford Tampa International Hotel Partnership LP

4	Ashford Seattle Downtown LP

5	Ashford San Francisco II LP

6	Ashford Philadelphia Annex LP

7	Ashford TRS Philadelphia Annex LLC

8	Ashford TRS Sapphire III LLC

9	Ashford TRS Sapphire VII LLC
With respect to our other two initial hotels, the accompanying carve-out combined consolidated financial statements for the period from January 1, 2013 through November 18, 2013 include the accounts of Ashford HHC Partners III, LP and its subsidiaries which include:

1	CHH Torrey Pines Hotel Partners, LP

2	CHH Capital Hotel Partners, LP

3	CHH III Tenant Parent Corp.

4	CHH Torrey Pines Tenant Corp.

5	CHH Capital Tenant Corp.

6	CHH Torrey Pines Hotel GP, LLC

7	CHH Capital Hotel GP, LLC

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following items affect reporting comparability of our historical consolidated financial statements:

•
On February 24, 2014, we acquired the Sofitel Chicago Water Tower and on March 1, 2014, we acquired the Pier House Resort. The operating results of these hotels are included in our results of operations as of their respective acquisition dates.

•
On July 9, 2015, we acquired the Bardessono Hotel and Spa (“Bardessono Hotel”) and on December 15, 2015, we acquired the Ritz-Carlton St. Thomas, USVI (“Ritz-Carlton St. Thomas”). The operating results of these hotels are included in our results of operations as of their acquisition dates.

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
Investments in Hotel Properties, net—Hotel properties are generally stated at cost. For hotel properties owned through our majority-owned entities, the carrying basis attributable to the partners’ minority ownership is recorded at historical cost, net of any impairment charges, while the carrying basis attributable to our majority ownership is recorded based on the allocated purchase price of our ownership interests in the entities. All improvements and additions which extend the useful life of the hotel properties are capitalized.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During 2015, 2014 and 2013, we have not recorded any impairment charges.
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
Investment in Unconsolidated Entity—We hold an investment in an unconsolidated entity, the AIM Real Estate Hedged Equity (U.S.) Fund, L.P. (the “REHE Fund”), in which we have an ownership interest of 45.3% that is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We review the investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. If our analysis indicates that the investment’s estimated fair value is less than the carrying amount, we record an impairment in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded in the year ended December 31, 2015. We also hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximately 9.7% ownership interest in Ashford Inc. and had a fair value of $10.4 million at December 31, 2015. This investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. VIE, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis, and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Marketable Securities—Prior to our investment in REHE Fund we held marketable securities. Marketable securities included U.S. treasury bills, publicly traded equity securities and put and call options on certain publicly traded equity securities. All of our investments in marketable securities were recorded at fair value. Put and call options were considered derivatives. The fair value of these investments was determined based on the closing price as of the balance sheet date. The cost of securities sold was determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains and losses, and costs of investment, is reported as a component of “other income.”
Deferred Costs, net—As discussed below, we elected to early adopt ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) to simplify the presentation of debt issuance costs. This change in accounting principle was adopted in the fourth quarter and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation rather than as an asset on our consolidated balance sheets. Additionally, we applied the guidance in ASU 2015-15 Interest-Imputation of Interest (Subtopic 835-30): Presentation and Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), and as a result debt issuance costs associated with our secured revolving credit facility will continue to be presented as an asset on our consolidated balance sheets. Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements. This change in accounting principle is reflected in notes 6 and 8.
Intangible Assets and Intangible Liabilities—Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition. These assets and liabilities are amortized using the straight-line method over the remaining terms of the respective lease contracts. See note 7.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Instruments—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include interest rate caps and floors. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. These derivatives are subject to master netting settlement arrangements.  As the derivatives are subject to master netting settlement arrangements, we report derivatives with the same counterparty net on the consolidated balance sheets. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives, and options on futures contracts are reported as “derivative assets” in the consolidated balance sheets. Interest rate derivatives and futures, changes in fair value are recognized in earnings as “unrealized loss on derivatives” in the consolidated statements of operations.
Due to/from Related Party, net—Due to/from related party, net, represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to/from Ashford Trust OP, net—Due to/from Ashford Trust OP, net, represents payables and receivables related to reimbursable expenses as of December 31, 2015. As of December 31, 2014, these payables also included the advisory services fee for the period when Ashford LLC was a subsidiary of Ashford Trust. These receivables and payables are generally settled within a period not exceeding one year.
Due to Ashford Inc.—Due to Ashford Inc. represents payables related to the advisory services fee, including reimbursable expenses, for the periods following Ashford Inc.’s spin-off from Ashford Trust. These payables are generally settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers—Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, real estate taxes, and other items. Due to/from third-party hotel managers represents current receivables and payables resulting from transactions related to hotel management.
Unfavorable Management Contract Liabilities—A management agreement assumed by Ashford Trust in an acquisition of a hotel in 2007 had terms that were more favorable to the respective manager than typical market management agreements at the acquisition date. As a result, Ashford Trust recorded an unfavorable management contract liability of $1.5 million based on the present value of expected cash outflows over the initial term of the related agreement. The unfavorable management contract liability, with an unamortized balance of $158,000 and $316,000 as of December 31, 2015 and 2014, respectively, is amortized as a reduction to incentive management fees on a straight-line basis of $158,000 per year over the initial term of the related agreement which runs through December 31, 2016.
Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating units do not meet the requirements for equity classification prescribed by the authoritative accounting guidance because these redeemable operating units may be redeemed by the holder. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interest in a consolidated entity represents an ownership interest of 25% in two hotel properties at December 31, 2015 and 2014, and is reported in equity in the consolidated balance sheets.
Net income/loss attributable to redeemable noncontrolling interests in operating partnership and income/loss from consolidated entities attributable to noncontrolling interests in our consolidated entities are reported as deductions/additions from/to net income/

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

loss. Comprehensive income/loss attributable to these noncontrolling interests is reported as reductions/additions from/to comprehensive income/loss.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For 2015, 2014 and 2013, we incurred advertising costs of $2.3 million, $1.9 million and $645,000, respectively. Advertising costs are included in “Other expenses” in the accompanying consolidated and combined consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Corporate General and Administrative Expense—Corporate general and administrative expenses are expensed as incurred. Prior to the spin-off, corporate general and administrative expense represented an allocation of certain Ashford Trust corporate general and administrative costs including salaries and benefits, stock-based compensation, legal and professional fees, rent expense, insurance expense and office expenses. The costs were allocated based on the pro rata share of our undepreciated gross investments in hotel properties in relation to Ashford Trust’s undepreciated gross investments in hotel properties for all indirect costs. All direct costs associated with the operations of the eight initial hotel properties are included in the consolidated and combined consolidated financial statements.
Depreciation and Amortization—Hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures and equipment. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
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
The entities that own eleven of our twelve hotels are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the twelve hotels are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime. The entities that operate the two hotels owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries (“TRS”) of Ashford Trust in April 2007, when the partnership was acquired by Ashford Trust. As a result of Ashford Trust’s distribution of its remaining common units of Ashford Prime OP and shares of common stock of Ashford Prime on July 27, 2015, the Prime TRSs revoked their elections to be taxable REIT subsidiaries of Ashford Trust effective July 29, 2015. The Prime TRSs remain taxable REIT subsidiaries of Ashford Prime. Prior to the spin-off, income tax expense in the accompanying combined consolidated financial statements was calculated on a “carve out” basis from Ashford Trust.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2012 through 2015 remain subject to potential examination by certain federal and state taxing authorities.
Income (Loss) Per Share—For periods prior to the spin-off, basic loss per share was calculated by dividing net loss attributable to the Company by the 16.0 million shares of common stock outstanding upon the completion of the distribution (based on a distribution ratio of one share of Ashford Prime common stock for every five shares of Ashford Trust common stock), including 16,000 shares for initial grants to the five independent members of our board of directors and excluding 84,000 unvested restricted shares. In 2013, diluted loss per share was calculated using the 16.0 million shares of common stock outstanding upon the completion of the distribution. An additional 8.9 million shares that includes 84,000 unvested restricted shares and the assumed conversion of 8.8 million Ashford Prime OP units, which are comprised of 5.0 million units held by Ashford Trust representing Ashford Trust’s retained ownership interest in Ashford Prime OP and 3.8 million units of Ashford Prime OP received by Ashford Trust unitholders in the spin-off were excluded from the diluted loss per share calculation as the effect would have been anti-dilutive.
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
Reclassifications And Correction of Immaterial Errors—During the year ended December 31, 2014, the Company repurchased a total of 928,000 shares of its common stock for a total cost of $16.1 million. The Company has historically presented share repurchases as treasury stock (thereby reducing stockholders’ equity) in the consolidated balance sheets and consolidated statements of equity. However, the Company is incorporated in Maryland and under Maryland law, there is no concept of treasury stock.  Therefore, shares repurchased should be considered retired and constitute authorized but unissued shares rather than treasury stock as previously presented.  As a result, during the year ended December 31, 2015, the Company has corrected the classification error and amounts previously reported as treasury stock of $16.1 million at December 31, 2014, are presented as a reduction to common stock and additional paid-in capital and an increase to accumulated deficit in the consolidated balance sheet and consolidated statement of equity. In addition, the number of shares previously disclosed as issued have been reduced by the number of shares repurchased of approximately 929,000 at December 31, 2014. This change does not affect consolidated assets, consolidated liabilities, consolidated total equity, the consolidated statement of operations, the consolidated statement of comprehensive income (loss), the consolidated statement of cash flows (excluding the change of descriptions from issuances and purchases of treasury stock to common stock), or earnings per share computations.
As discussed above, we elected to early adopt ASU 2015-03 to simplify the presentation of debt issuance costs. This change in accounting principle was adopted in the fourth quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation rather than as an asset on our consolidated balance sheets. Additionally, we applied the guidance in ASU 2015-15, and as a result debt issuance costs associated with our secured revolving credit facility will continue to be presented as an asset on our consolidated balance sheets.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2015, the FASB issued ASU 2015-03. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those fiscal years, and is to be applied retrospectively. Early adoption permitted. We have elected to early adopt this standard as of December 31, 2015, as such debt issuance costs are now presented as a direct reduction to indebtedness on our consolidated balance sheets. Adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-15 to amend SEC paragraphs of the FASB Accounting Standards Codification pursuant to an SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting. The guidance in ASU 2015-03, described above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance was effective immediately and did not have any impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), as part of its Simplification Initiative to provide guidance on management’s responsibility to adjust provisional amounts recognized in a business combination and to provide related disclosure requirements. The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 applies to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and has an adjustment to provisional amounts recognized during the measurement period. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We have elected to early adopt this standard effective December 31, 2015, the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that ASU 2016-02 will have on our consolidated financial statements and related disclosures.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$227,620	$202,356
Buildings and improvements	1,017,086	918,809
Furniture, fixtures and equipment	68,529	56,623
Construction in progress	2,386	1,557
Total cost	1,315,621	1,179,345
Accumulated depreciation	(224,142)	(189,042)
Investments in hotel properties, net	$1,091,479	$990,303
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $1.1 billion and $954.2 million as of December 31, 2015 and 2014, respectively.
For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $43.6 million, $40.5 million and $30.7 million, respectively.
Acquisitions
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel in Yountville, California for total consideration of $85.0 million. The acquisition was funded with proceeds from our recently completed preferred stock offering and cash on hand. See note 16. Ashford Inc. agreed to provide $2.0 million of key money consideration in connection with its engagement to provide hotel advisory services. The key money consideration included 19,897 shares of Ashford Inc. common stock, which represented approximately 1% of the outstanding shares of Ashford Inc. The initial value assigned to the shares was based on the previous 10-day closing prices as of July 1, 2015, which was approximately $1.8 million. The remaining key money consideration was paid in cash in the amount of $206,000. The key money consideration was paid on September 14, 2015. In return for the key money consideration, Ashford Prime transferred furniture, fixtures and equipment with a carrying value of $1.9 million to Ashford Inc., which was subsequently leased back at no cost for a term of five years. The fair value of the key money consideration received on September 14, 2015, was approximately $1.6 million, which decreased in value from July 1, 2015 solely due to the change in the price of Ashford Inc. common stock. Prepaid rent on the sale-leaseback was recorded in the amount of $302,000, which will be amortized over the five-year lease term. Lease expense related to the prepaid rent of $18,000 was recognized for year ended December 31, 2015. Lease expense is included in “other” hotel expense in the consolidated statement of operations.
The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee will be allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. As a result, $99,000 of advisory expense was allocated to lease expense for the year ended December 31, 2015.
We prepared the purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm. This valuation is considered a Level 3 valuation technique.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$—
Buildings and improvements	58,798
Furniture, fixtures, and equipment (1)	5,386
64,184
Intangible asset	20,816
Net other assets and liabilities	(3,207)
__________________

(1)	Includes $2.0 million of furniture, fixture and equipment transferred to Ashford Inc. for key money consideration.
The results of operations of the Bardessono Hotel have been included in our results of operations since July 9, 2015. For the year ended December 31, 2015, we have included total revenue of $9.7 million and net income of $1.4 million, in our consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below under “Pro Forma Financial Results.”
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton St. Thomas in St. Thomas, U.S. Virgin Islands for total consideration of $64.0 million. Subsequent to the close of the transaction, we completed the financing of a $42.0 million mortgage loan. See note 8.
We have allocated the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The valuation is considered a Level 3 valuation technique. We are in the process of obtaining the necessary information and evaluating the values assigned to investment in hotel properties, property level working capital balances and income taxes. Thus, the balances reflected below are subject to change and could result in adjustments. Any changes to the amounts recorded within the investments in hotel properties will also impact depreciation and amortization expense.
The following table summarizes the preliminary fair value of the assets acquired in the acquisition (in thousands):

Land	$25,264
Buildings and improvements	34,853
Furniture, fixtures, and equipment	3,883
64,000
Net other assets and liabilities	(1,317)
The results of operations of the Ritz-Carlton St. Thomas hotel have been included in our results of operations since December 15, 2015. For the year ended December 31, 2015, we have included total revenue of $3.9 million and net income of $1.0 million, in our consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2013 are included in the pro forma table below.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2013, and the removal of $538,000 of non-recurring transaction costs directly attributable to the acquisitions for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total revenue	$406,749	$368,723	$292,013
Net income (loss)	(3,545)	1,462	(21,240)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Note Receivable
As of December 31, 2015 and 2014, we owned a note receivable of $8.1 million issued by the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 8.
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
The following tables summarize the condensed balance sheet as of December 31, 2015, and the condensed statement of operations for the year ended December 31, 2015, of the REHE Fund (in thousands):
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Balance Sheet

December 31, 2015
Total assets	$106,792
Total liabilities	—
Partners’ capital	106,792
Total liabilities and partners’ capital	$106,792
Our ownership interest in the REHE Fund	$48,365
AIM Real Estate Hedged Equity (U.S.) Fund, LP
Condensed Statement of Operations

Year Ended
December 31, 2015
Total investment income	$1,266
Net expenses	(273)
Net investment income	993
Net unrealized loss on investments	(2,308)
Net realized gain on investments	(5,103)
Net loss attributable to the REHE Fund	$(6,418)
Our equity in loss of the REHE Fund	$(2,927)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The REHE Fund records its investment in the Master Fund at its proportionate share of net assets of the Master Fund. Income (loss) and distributions are allocated to the REHE Fund’s partners based on their respective ownership percentage of the REHE Fund. Our equity in loss in the REHE Fund represents our share of the REHE Fund’s loss from June 1, 2015 through December 31, 2015. As of December 31, 2015, we have no unfunded commitments to the REHE Fund. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the REHE Fund’s investment manager and general partner, respectively, but we do share pro rata in all other applicable expenses of the REHE Fund.
On July 31, 2015, we entered into a block trade with an unaffiliated third party pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Trust. The block trade included the purchase from a third party of approximately 175,000 shares of Ashford Inc. common stock at $95.00 per share, which approximated the 120-day volume weighted average share price, for a total cost of approximately $16.6 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party, and the board of directors received a fairness opinion from an independent financial

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

advisor that the price paid for the Ashford Inc. shares by the Company was fair to the Company. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015, and the loss resulting from the block trade is recorded within “unrealized loss on investment in Ashford Inc.” in our consolidated statement of operations for year ended December 31, 2015.
Separately, on September 14, 2015, we received 19,897 shares of Ashford Inc. common stock from Ashford Inc. as part of our acquisition of the Bardessono Hotel. See note 3 for discussion of that transaction. As of December 31, 2015, we held approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $10.4 million. See notes 10 and 11.
As we exercise significant influence over Ashford Inc., this investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities. We have elected to use the fair value option to account for our investment in Ashford Inc. as the fair value is readily available since Ashford Inc. common stock is traded on a national exchange. The fair value of our investment in Ashford Inc. is included in “investment in Ashford Inc., at fair value” on our consolidated balance sheet, and changes in market value are included in “unrealized loss on investment in Ashford Inc.” on our consolidated statement of operations.
The following tables summarize the condensed balance sheet as of December 31, 2015, and the condensed statement of operations for the year ended December 31, 2015, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Balance Sheet

December 31, 2015
Total assets	$166,991
Total liabilities	30,115
Redeemable noncontrolling interests in Ashford LLC	240
Total stockholders’ equity of Ashford Inc.	32,165
Noncontrolling interests in consolidated entities	104,471
Total equity	136,636
Total liabilities and equity	$166,991
Our investment in Ashford Inc., at fair value	$10,377
Ashford Inc.
Condensed Statement of Operations

Year Ended
December 31, 2015
Total revenue	$58,981
Total operating expenses	(60,332)
Operating loss	(1,351)
Unrealized loss on investment in unconsolidated entity	(2,141)
Unrealized loss on investments	(2,490)
Realized loss on investments	(5,110)
Other	1,114
Income tax expense	(2,066)
Net loss	(12,044)
Loss from consolidated entities attributable to noncontrolling interests	10,852
Net loss attributable to redeemable noncontrolling interests in Ashford LLC	2
Net loss attributable to Ashford Inc.	$(1,190)
Our unrealized loss on investment in Ashford Inc.	$(7,609)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Deferred Costs, net
Deferred costs, net consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred loan costs	$2,122	$1,897
Accumulated amortization	(1,367)	(693)
Deferred costs, net	$755	$1,204
As previously discussed in note 2, we elected to early adopt ASU 2015-03 to simplify the presentation of debt issuance costs. This change in accounting principle was adopted in the fourth quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation rather than as an asset on our consolidated balance sheets. Additionally, we applied the guidance in ASU 2015-15, and as a result debt issuance costs associated with our secured revolving credit facility will continue to be presented as an asset on our consolidated balance sheets.
7. Intangible Assets, net and Intangible Liability, net
Intangible assets, net and intangible liability, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liability, net
	December 31,		December 31,
	2015	2014	2015	2014
Cost	$24,050	$3,233	$4,179	$4,179
Accumulated amortization	(890)	(691)	(497)	(440)
	$23,160	$2,542	$3,682	$3,739
Intangible assets represents favorable market-rate leases which relate to the acquisitions of the Hilton La Jolla Torrey Pines hotel in La Jolla, CA and the Bardessono Hotel in Yountville, CA, which are being amortized over the lease terms with expiration dates of 2043 and 2105, respectively. The intangible liability represents an unfavorable market-rate lease which relates to the acquisition of the Renaissance Tampa International Plaza in Tampa, FL which is being amortized over the remaining initial lease term that expires in 2080.
For the three years ended December 31, 2015, 2014 and 2013, amortization related to intangible assets was $199,000, $89,000 and $90,000, respectively, and amortization related to the intangible liability was $57,000, $56,000 and $57,000, respectively.
Estimated future amortization expense for intangible assets and intangible liabilities for each of the next five years is as follows (in thousands):

	Intangible Assets	Intangible Liabilities
2016	$320	$57
2017	320	57
2018	320	57
2019	320	57
2020	320	57
Thereafter	21,560	3,397
Total	$23,160	$3,682

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Indebtedness, net
Indebtedness and the carrying values of related collateral were as follows (in thousands):

				December 31, 2015		December 31, 2014
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan	1 hotel	September 2015	LIBOR(1) +4.90%	$—	$—	$69,000	$92,702
Mortgage loan(3)	1 hotel	March 2016	LIBOR(1) +2.30%	80,000	142,656	80,000	148,206
Secured revolving credit facility(4)	Various	November 2016	Base Rate(2) + 1.25% to 2.75% or LIBOR(1) +2.25% to 3.75%	—	—	—	—
Mortgage loan(5)	1 hotel	March 2017	LIBOR(1) +2.25%	70,000	90,957	—	—
Mortgage loan(6)	1 hotel	April 2017	5.91%	33,381	93,856	33,860	98,613
Mortgage loan	2 hotels	April 2017	5.95%	122,374	136,812	124,111	139,584
Mortgage loan	3 hotels	April 2017	5.95%	249,020	262,411	252,556	264,817
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	40,000	61,329	—	—
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	42,000	63,886	—	—
TIF loan(6) (7)	1 hotel	June 2018	12.85%	8,098	—	8,098	—
Mortgage loan	2 hotels	November 2019	LIBOR(1) +2.65%	195,359	239,572	197,605	246,381
				$840,232	$1,091,479	$765,230	$990,303
Deferred loan costs, net				(4,640)	—	(3,503)	$—
Total				$835,592	$1,091,479	$761,727	$990,303
__________________

(1)	LIBOR rates were 0.430% and 0.171% at December 31, 2015 and 2014, respectively.

(2)	Base Rate, as defined in our secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%.

(3)	This loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in March 2016.

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

(5)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

(6)	These loans are collateralized by the same property.

(7)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See note 4.
As previously discussed in note 2, we elected to early adopt ASU 2015-03 to simplify the presentation of debt issuance costs. This change in accounting principle was adopted in the fourth quarter of 2015 and applied retrospectively. Debt issuance costs are reflected as a direct reduction to the related debt obligation rather than as an asset on our consolidated balance sheets. Additionally, we applied the guidance in ASU 2015-15, and as a result debt issuance costs associated with our secured revolving credit facility will continue to be presented as an asset on our consolidated balance sheets.
Maturities and scheduled amortization of indebtedness as of December 31, 2015 for each of the following five years and thereafter are as follows (in thousands):

2016	$88,646
2017	564,541
2018	187,045
2019	—
2020	—
Thereafter	—
Total	$840,232
On December 15, 2015, in connection with the acquisition of the Ritz-Carlton St. Thomas, we completed the financing of a $42.0 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity date

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Ritz-Carlton St. Thomas.
On November 23, 2015, we completed the financing of a $40.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Bardessono Hotel.
On March 1, 2014, in connection with the acquisition of the Pier House Resort, we assumed the $69.0 million mortgage on the property. The mortgage loan bears interest at a rate of LIBOR +4.9%. The stated maturity date of the mortgage loan is September 9, 2015, which may be extended by us for up to three consecutive one-year terms. On March 9, 2015, we refinanced the $69.0 million mortgage loan, with an outstanding balance of $69.0 million due September 2015, with a $70.0 million mortgage loan due March 2017, with three one-year extension options, subject to the satisfaction of certain conditions. The new loan is interest only and provides for a floating interest rate of LIBOR + 2.25%. The mortgage loan is secured by the Pier House Resort.
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
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of December 31, 2015, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
9. Derivative Instruments
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage the risks, we primarily use interest rate derivatives to hedge our debt and our cash flows. The interest rate derivatives include interest rate caps and interest rate floors, which are subject to master netting settlement arrangements. As of December 31, 2015, the maturities on these instruments ranged from March 2016 to July 2020. All derivatives are recorded at fair value.
In March 2015, we entered into an interest rate cap with a notional amount and strike rate of $56.0 million and 4.5%, respectively, which had an effective date of March 2015, a maturity date of March 2017 and a total cost of $8,000. This instrument caps the interest rate on our mortgage loan with a principal balance of $70.0 million and a maturity date of March 2017. In November 2015, we entered into an interest rate cap with a notional amount and strike rate of $40.0 million and 2.50%, respectively, which had an effective date of November 2015, a maturity date of December 2017 and a total cost of $69,000. This instrument caps the interest rate on our mortgage loan with a principal balance of $40.0 million and a maturity date of December 2017. In December 2015, we entered into an interest rate cap with a notional amount and strike rate of $43.5 million and 2.00%, respectively, with an effective date of December 2015, a maturity date of January 2018 and a total cost of $41,000. This instrument caps the interest rate on our mortgage loan with a principal balance of $42.0 million and a maturity date of December 2017. These interest rate cap instruments were not designated as cash flow hedges. The net carrying value of our interest rate caps was an asset of $58,000 as of December 31, 2015, which is included in “derivative assets” in the consolidated balance sheets.
In 2015, we also entered into two interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively, which had effective dates of July 2015 and a maturity dates of July 2020, for a total cost of $3.5 million. The net carrying value of our interest rate floors was an asset of $577,000 as of December 31, 2015. The interest rate floors were not designated as cash flow hedges.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2014, we entered into an interest rate cap with a notional amount and strike rate of $80.0 million and 1.50%, respectively, which had an effective date of February 2014, a maturity date of March 2016 and a total cost of $93,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $80.0 million and a maturity date of March 2016. In connection with the $69.0 million mortgage loan assumed in connection with the Pier House Resort acquisition, we acquired an interest rate cap with a notional amount and strike rate of $69.0 million and 1.80%, respectively, which had an effective date of September 2013, a maturity date of September 2015 and a total cost of $19,000. This interest rate cap was terminated in March 2015 when the related mortgage loan was refinanced. This instrument was not designated as a cash flow hedge. In November 2014, we entered into interest rate cap with a notional amount and strike rate of $148.5 million and 4.00%, respectively, which had an effective date of November 2014, a maturity date of December 2016 and a total cost of $33,000. This instrument was not designated as a cash flow hedge. These instruments cap the interest rate on our mortgage loan with a principal balance of $195.4 million as of December 31, 2015 and a maturity date of November 2019.
Options on Futures Contracts—In September 2015, we purchased options on Eurodollar futures for upfront costs, including commissions, of $372,000 and maturity dates ranging from September 2016 to March 2017. The net carrying value of these option contracts was an asset of $117,000 as of December 31, 2015, which is included in “derivative assets” in the consolidated balance sheets. An unrealized loss of $195,000 was recognized for the year ended December 31, 2015. No options on futures contracts were purchased prior to 2015.
10. Fair Value Measurements
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

The fair value of interest rate caps is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. The variable interest rates used in the calculation of projected receipts on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (the Level 2 inputs). We also incorporate credit valuation adjustments (the Level 3 inputs) to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk.
The fair value of interest rate floors is determined by obtaining the last market bid prices from several counterparties for a similar investment as of the measurement date. The bids (the Level 2 inputs) used in the calculation of fair value are reviewed across each counterparty and are accessed individually to determine the relevant fair value of each interest rate floor.
The fair value of options on futures contracts is determined based on the last reported settlement price as of the measurement date (Level 1 inputs). These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$—	$636	$636	(1)
Options on futures contracts	117	—	117	(1)
	117	636	753
Non-derivative assets:
Investment in Ashford Inc.	10,377	—	10,377
Total	10,494	636	11,130

	Significant Other Observable Inputs (Level 2)	Total
December 31, 2014
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$35	$35	(1)
__________________

(1)	Reported as “derivative assets” in the consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated and Combined Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated and combined consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2015		2014		2013
Assets
Derivative assets:
Interest rate derivatives - non-hedge	$(3,057)		$(111)		$(36)
Equity put options	(1,017)		—		—
Equity call options	23		—		—
Options on futures contracts	(195)		—		—

Non-derivative assets:
Investment in Ashford Inc.	(7,609)		—		—
Equity - American Depositary Receipt	(75)		—		—
Equity securities	560		—		—
U.S. treasury securities	53		—		—
Total	(11,317)		(111)		(36)
Liabilities
Derivative liabilities:
Short equity put options	680		—		—
Short equity call options	844		—		—
Net	$(9,793)		$(111)		$(36)
Total combined
Interest rate derivatives and options on futures contracts	$(3,252)	(1)	$(111)	(1)	$(36)	(1)
Unrealized loss on investment in Ashford Inc.	(7,609)	(2)	—		—
Realized gain on marketable securities	1,068	(3)	—		—
Net	$(9,793)		$(111)		$(36)
__________________

(1)	Reported as “unrealized loss on derivatives” in the consolidated and combined consolidated statements of operations.

(2)	Reported as “unrealized loss investment in Ashford Inc.” in the consolidated statement of operations.

(3)	Reported as “other income” in the consolidated statement of operations.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Summary of Fair Value of Financial Instruments
Determining the estimated fair values of certain financial instruments such as notes receivable and indebtedness requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled.
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$10,377	$10,377	$—	$—
Derivative assets	753	753	35	35
Financial assets not measured at fair value:
Cash and cash equivalents	$105,039	$105,039	$171,439	$171,439
Restricted cash	33,135	33,135	29,646	29,646
Accounts receivable, net	13,370	13,370	12,382	12,382
Note receivable	8,098	9,157 to 10,120	8,098	10,295 to 11,378
Due from related party, net	371	371	541	541
Due from third-party hotel managers	10,722	10,722	5,504	5,504
Financial liabilities not measured at fair value:
Indebtedness	$840,232	$801,058 to $885,379	$765,230	$747,659 to $826,359
Accounts payable and accrued expenses	43,568	43,568	29,273	29,273
Dividends payable	3,439	3,439	1,425	1,425
Due to Ashford Trust OP, net	528	528	896	896
Due to Ashford Inc.	6,369	6,369	2,546	2,546
Due to third-party hotel managers	1,158	1,158	954	954
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at December 31, 2015 and 2014. We estimated the fair value of the note receivable to be approximately 13.1% to 25.0% higher than the carrying value of $8.1 million at December 31, 2015, and approximately 27.1% to 40.5% higher than the carrying value of $8.1 million at December 31, 2014. This is considered a Level 2 valuation technique.
Investment in Ashford Inc. Fair value of the investment in Ashford Inc. is based on the quoted closing price on the balance sheet date. This is considered a Level 1 valuation technique.
Derivative assets. Fair value of the interest rate derivatives are determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of interest rate floors is determined by obtaining the last market bid prices from several counterparties for a similar investment as of the measurement date. The fair value of options on futures contracts is the last reported settlement price as of the measurement date. See notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 95.3% to 105.4% of the carrying value of $840.2 million at December 31, 2015, and approximately 97.7% to 108.0% of the carrying value of $765.2 million at December 31, 2014. This is considered a Level 2 valuation technique.
12. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2015, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at December 31, 2015, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 31, 2023 through December 31, 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land under three non-cancelable operating ground leases, which expire in 2043, 2080 and 2055, related to our hotel properties in La Jolla, CA, Tampa, FL and Yountville, CA, respectively. The lease in Yountville, CA contains two 25-year extension options. These leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2015, 2014, and 2013, we recognized rent expense of $4.7 million, $3.5 million and $3.0 million, respectively, which included contingent rent of $1.8 million, $1.1 million and $729,000, respectively. Rent expense is included in “other expenses” in the consolidated and combined consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2016	$3,339
2017	3,185
2018	3,114
2019	3,125
2020	3,154
Thereafter	97,368
Total	$113,285
Capital Commitments—At December 31, 2015, we had capital commitments of $5.7 million relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings, based on definitions within contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states and cities. Tax years 2012 through 2015 remain subject to potential examination by certain federal and state taxing authorities.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Ashford Prime OP, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Beginning one year after issuance, each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, one share of our common stock.
LTIP units, which are issued to certain officers and employees of Ashford LLC as compensation, have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed by the holder for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership.
As of December 31, 2015, we have issued a total of 365,000 LTIP units, all of which, other than approximately 3,000 units issued in March 2015 and 6,000 units issued May 2015, had reached full economic parity with, and are convertible into, the common units. During 2015, 106,000 LTIP units vested. There were no forfeitures in 2015. Expense of $1.4 million and $1.9 million was recognized for the years ended December 31, 2015 and 2014, of which approximately $1.3 million and $1.9 million associated with LTIP units issued to Ashford LLC’s employees is included in “Advisory services fee” and $101,000 and $49,000 associated with LTIP units issued to our independent directors is included in “Corporate general and administrative” expense in our consolidated statements of operations for the years ended December 31, 2015 and 2014. The fair value of the unrecognized cost of LTIP units, which was $1.9 million at December 31, 2015, will be amortized over a period of 2.2 years.
During the year ended December 31, 2015, approximately 345,000 common units with an aggregate fair value of $5.9 million at redemption were redeemed by the holders and, at our election, we issued cash at an average price of $16.97 per unit to satisfy the redemption price. Excluding the Ashford Trust redemption of our OP common units discussed below, during the year ended December 31, 2015, approximately 100,000 common units with an aggregate fair values of $1.6 million at redemption were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price. In 2014, approximately 176,000 operating partnership units with a fair value of $3.1 million were redeemed for cash at an average price of $17.43.
Redeemable noncontrolling interests in Ashford Prime OP as of December 31, 2015 and 2014, were $61.8 million and $149.6 million, respectively, which represented ownership of our operating partnerships of 12.75% and 25.88%, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2015 and 2014, included adjustments of $12.5 million and $47.3 million, respectively, to reflect the excess of redemption value over the accumulated historical cost. For 2015, 2014 and 2013, we allocated net loss of $393,000, net income of $496,000, and net loss of $7.1 million, to the redeemable noncontrolling interests, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.2 million, $1.8 million and $439,000 for the years ended December 31, 2015, 2014 and 2013, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity of the common and LTIP units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Units outstanding at beginning of year	8,955	8,776	—
Units issued in connection with spin-off	—	—	8,776
Units issued	10	355	—
Units redeemed for shares of common stock	(4,245)	—	—
Units redeemed for cash of $5,856 in 2015 and $3,074 in 2014	(345)	(176)	—
Units outstanding at end of year	4,375	8,955	8,776
Units convertible/redeemable at end of year	3,967	8,259	—
Ashford Trust Distribution of Ashford Prime Common Stock and Ashford Prime OP Common Units—On July 13, 2015, Ashford Trust announced that its board of directors had declared the distribution (1) to its stockholders of approximately 4.1 million shares of common stock of Ashford Prime to be received by Ashford Trust upon redemption of Ashford Prime OP common units and (2) to the common unitholders of Ashford Hospitality Trust Limited Partnership of its remaining common units of Ashford Prime OP. The distribution occurred on July 27, 2015, to stockholders and common unitholders of record as of the close of business of the New York Stock Exchange on July 20, 2015. The distribution had an aggregate fair value of approximately $61.7 million at redemption. As a result of the distribution, Ashford Trust has no ownership interest in Ashford Prime.
14. Equity
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
Dividends—Common stock dividends declared for the years ended December 31, 2015, 2014 and 2013 were $9.4 million, $5.0 million and $806,000, respectively.
Stock Repurchases—On October 27, 2014, our Board of Directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the year ended December 31, 2015. As of December 31, 2015, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
Noncontrolling Interests in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.8) million and $(4.5) million, respectively, at December 31, 2015 and 2014. Income from consolidated entities attributable to these noncontrolling interests was $2.4 million, $1.1 million and $934,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Stock-Based Compensation
Restricted Stock Awards— Under the 2013 Equity Incentive Plan, we are authorized to grant 2.1 million restricted shares of our common stock as incentive stock awards. At December 31, 2015, 1.6 million shares were available for future issuance under the 2013 Equity Incentive Plan.
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2015		2014		2013
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	94	$18.11	84	$21.35	—	$—
Restricted shares granted	45	16.50	64	15.45	16	21.35
Restricted shares issued in connection with spin-off	—	—	—	—	84	21.35
Restricted shares issued in connection with Ashford Trust’s distribution	60	14.90	—	—	—	—
Restricted shares vested	(57)	18.66	(53)	19.91	(16)	21.35
Restricted shares forfeited	(2)	17.50	(1)	21.35	—	—
Outstanding at end of year	140	$16.01	94	$18.11	84	$21.35
At December 31, 2015, the outstanding restricted stock had vesting dates between January 2016 and June 2018. Stock-based compensation expense of $343,000 and $216,000 was recognized for the years ended December 31, 2015 and 2014, respectively, in connection with equity awards to employees of Ashford LLC and is included in “advisory services fee” on our consolidated statements of operations. Additionally, $153,000, $197,000 and $342,000 of stock-based compensation expense was recognized for the years ended December 31, 2015, 2014 and 2013, respectively, in connection with common stock issued to our independent directors, which vested immediately, and is included in “corporate general and administrative” expense on our consolidated statements of operations. The restricted stock which vested during 2015 had a fair value of $938,000 at the date of vesting. At December 31, 2015, the outstanding restricted shares had a fair value of $2.0 million. At December 31, 2015, the unamortized cost of the unvested shares of restricted stock was $692,000 which will be amortized over a period of 2.5 years.
Performance Stock Units— On June 8, 2015, the compensation committee of the board of directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of 350,000 PSUs that will be settled in shares of common stock of the Company or common units of Ashford Prime OP, at the executive’s election, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2015 and ends on December 31, 2017. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return, as determined by the Company’s Compensation Committee at the grant date. The performance criteria for the PSUs are based on market conditions under the relevant accounting literature, and the PSUs were granted to non-employees. At December 31, 2015, the outstanding PSUs had a fair value of $16.2 million. For the year ended December 31, 2015, $1.9 million of compensation expense was recognized and is included in “advisory services fee” on our consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2015, we had unamortized compensation expense of $12.6 million related to PSUs which is expected to be recognized over a period of 2 years, subject to future mark to market adjustments. A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31, 2015
	PSUs	Weighted Average Price at Grant
Outstanding at beginning of year	—	$—
PSUs granted	350	18.40
PSUs vested	—	—
PSUs forfeited	—	—
Outstanding at end of year	350	$18.40
16. 5.50% Series B Cumulative Convertible Preferred Stock
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our 5.50% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 million (net purchase price of $24.4125 per share). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.3 million.
On December 4, 2015, we entered into an agreement to exchange the 5.50% Series A Preferred Stock, par value $0.01 per share for an equal number of shares of its 5.50% Series B Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”). The terms and conditions of the Series B Preferred Stock are substantially similar to the Series A Preferred Stock for which it is being exchanged, except that, in contemplation of a public offering of the Series B Preferred Stock either pursuant to the terms of the Series B Registration Rights Agreement or the Preemptive Rights Agreement, the Series B Preferred Stock contains certain customary anti-dilution provisions. Also in connection with the Exchange, the Company, together with Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Advisors LLC, entered into a registration rights agreement for the benefit of certain holders of the Series B Preferred Stock.
Each share of Series B Preferred Stock is convertible at any time, at the option of the holder, into a number of whole shares of common stock at an initial conversion price of $18.90 (which represents an initial conversion rate of 1.3228 shares of our common stock, subject to certain adjustments). The Series B Preferred Stock is also subject to conversion upon certain events constituting a change of control. Holders of the Series B Preferred Stock have no voting rights, subject to certain exceptions.
Commencing June 11, 2016, the Company may, at its option, cause the Series B Preferred Stock to be converted in whole or in part, on a pro rata basis, into fully paid and nonassessable shares of the Company’s common stock at the conversion price, provided that the “Closing Bid Price” (as defined in the Articles Supplementary) of the Company’s common stock shall have equaled or exceeded 110% of the conversion price for the immediately preceding 45 consecutive trading days ending three days prior to the date of notice of conversion.  In the event of such mandatory conversion, the Company shall pay holders of the Series B Preferred Stock any additional dividend payment to make the holder whole on dividends expected to be received through June 11, 2019, in an amount equal to the net present value, where the discount rate is the dividend rate on the Series B Preferred Stock, of the difference between (i) the annual dividend payments the holders of Series B Preferred Stock would have received in cash from the date of the mandatory conversion to June 11, 2019, and (ii) the common stock quarterly dividend payments the holders of Series B Preferred Stock would have received over the same time period had such holders held common stock.
At December 31, 2015, we had 2.6 million outstanding shares of Series B Preferred Stock. Due to certain redemption features that are not under our control, the Series B Preferred Stock is classified outside of permanent equity.
The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the year ended December 31, 2015, we declared total dividends of $2.0 million with respect to shares of Series A and Series B Preferred Stock.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Income Taxes
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
At December 31, 2015, eleven of our hotel properties were leased by Prime TRS and the Ritz-Carlton St. Thomas hotel was owned by our USVI TRS. Prime TRS recognized net book income before income taxes of $6.0 million, $6.6 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
For periods prior to the spin-off, income tax expense was calculated on a “carve-out” basis from Ashford Trust. Income tax expense for the TRSs that operated the eight initial hotel properties was calculated on a separate stand-alone basis. For the period from January 1, 2013 through November 18, 2013, the results of operations of our initial six wholly-owned hotels were included in the consolidated tax returns in various jurisdictions of a TRS subsidiary of Ashford Trust. For the period from November 19, 2013 through December 31, 2013, the results of operations of our initial six wholly-owned hotels were included in the tax returns in various jurisdictions by Ashford Prime’s wholly-owned TRS. Income tax expense for the TRSs that lease the two hotels owned by the other consolidated partnership and the District of Columbia tax on the partnership has been included in the accompanying combined consolidated financial statements at the same amounts included in Ashford Trust’s consolidated financial statements for the period from January 1, 2013 through November 18, 2013.
The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense at federal statutory income tax rate of 35%	$(1,727)	$(2,299)	$(1,838)
State income tax expense, net of federal income tax benefit	(117)	(279)	(164)
State and local income tax expense on pass-through entity subsidiaries	(86)	(56)	(161)
Gross receipts and margin taxes	(170)	(193)	(177)
Other	(40)	(2)	(65)
Valuation allowance	1,877	1,732	62
Total income tax expense	$(263)	$(1,097)	$(2,343)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(1,067)	$(824)	$(2,043)
State	(252)	(315)	(504)
Foreign	(37)	—	—
Total current	(1,356)	(1,139)	(2,547)
Deferred:
Federal	953	76	178
State	140	(34)	26
Foreign	—	—	—
Total deferred	1,093	42	204
Total income tax expense	$(263)	$(1,097)	$(2,343)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the years ended December 31, 2015, 2014 and 2013, income tax expense included interest and penalties paid to taxing authorities of $0, $3,000 and $0, respectively. At December 31, 2015 and 2014, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2015 and 2014, our net deferred tax asset, included in “other assets”, and net deferred tax liability, included in “accounts payable and accrued expenses”, respectively, on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Tax intangibles basis greater than book basis	$1,214	$17
Allowance for doubtful accounts	20	19
Unearned income	108	134
Unfavorable management contract liability	63	126
Federal and state net operating losses	22,672	1,978
Other	8	—
Accrued expenses	256	743
Tax property basis greater than book basis	4,429	1,575
Prepaid expenses	(1,158)	(1,156)
Net deferred tax asset	27,612	3,436
Valuation allowance	(27,022)	(3,939)
Net deferred tax asset (liability)	590	(503)
At December 31, 2015 and 2014, we recorded a valuation allowance of $27.0 million and $3.9 million, respectively, to partially reserve the deferred tax assets of our TRSs. After evaluating positive and negative evidence, including the generation of taxable income during the year ended December 31, 2015, and the carry back potential of certain deferred tax assets, we determined that it is more likely than not that Ashford Prime’s wholly-owned domestic TRS will utilize a portion of its deferred tax assets. As a result, in the year ending December 31, 2015, the valuation allowance decreased by $1.9 million and the related tax effect is included in the non-cash deferred benefit of $1.1 million for the year ended December 31, 2015. Primarily as a result of the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries and the history of losses of our USVI TRS, we believe it is more likely than not that $27.0 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
The cumulative combined consolidated losses for the period from January 1, 2013 through November 18, 2013 were determined on a “carve out” basis from Ashford Trust. The cumulative combined consolidated losses through December 31, 2013 also included the consolidated loss for Ashford Prime for the period from November 19, 2013 through December 31, 2013. For tax purposes, the Company’s activities related to our initial six hotels were included in the federal, state and local income tax return filings for Ashford Trust and its subsidiaries through November 18, 2013. Net operating losses for Ashford Trust and its subsidiaries during 2013 were not able to be carried back. Accordingly, the tax accounts for the Company have been determined, assuming that net operating losses and other tax attributes cannot be carried back. At December 31, 2015, the TRSs had net operating loss carryforwards for federal income tax purposes of $62.2 million that are available to offset future taxable income, if any, through 2023 and 2027, respectively. The $62.2 million of net operating loss carryforwards is attributable to acquired subsidiaries and is subject to substantial limitation on its use.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$3,939	$3,920	$2,202
Additions	25,043	1,945	1,867
Deductions	(1,960)	(1,926)	(149)
Balance at end of year	$27,022	$3,939	$3,920

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2018, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased foreign taxes by $332,000 for 2015. The benefit of the tax holiday on net loss per share was $0.01 for 2015.
18. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income (loss) attributable to common stockholders—Basic and diluted:
Net income (loss) attributable to the Company	$(6,712)	$1,939	$(11,782)
Less: Dividends on preferred stocks	(1,986)	—	—
Less: Dividends on common stock	(9,282)	(5,013)	(802)
Less: Dividends on unvested performance stock units	(105)	—	—
Less: Dividends on unvested restricted shares	(41)	(18)	(4)
Undistributed net loss allocated to common stockholders	(18,126)	(3,092)	(12,588)
Add back: Dividends on common stock	9,282	5,013	802
Distributed and undistributed net income (loss)—basic	$(8,844)	$1,921	$(11,786)
Net income attributable to redeemable noncontrolling interests in operating partnership	—	496	—
Distributed and undistributed net income (loss)—diluted	$(8,844)	$2,417	$(11,786)

Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	25,888	24,473	16,045
Effect of assumed conversion of operating partnership units	—	8,852	—
Weighted average common shares outstanding—diluted	25,888	33,325	16,045

Income (loss) per share—basic:
Net income (loss) allocated to common stockholders per share	$(0.34)	$0.08	$(0.73)
Income (loss) per share—diluted:
Net income (loss) allocated to common stockholders per share	$(0.34)	$0.07	$(0.73)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$41	$18	$4
Income allocated to unvested performance stock units	105	—	—
Loss attributable to redeemable noncontrolling interests in operating partnership	(393)	—	(7,080)
Dividends to Series B Preferred Stock	1,986	—	—
Total	$1,739	$18	$(3,080)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	51	57	84
Effect of unvested performance stock units	52	—	—
Effect of assumed conversion of operating partnership units	6,642	—	8,776
Effect of assumed conversion of Series B Preferred Stock	1,909	—	—
Total	8,654	57	8,860

19. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2015 and 2014, all of our hotel properties were in the U.S. and its territories.
20. Related Party Transactions
We have management agreements with Remington Lodging, a related party, which is owned by our Chairman and Chief Executive Officer and Ashford Trust’s Chairman Emeritus. Under the agreements, we pay the related party a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2015, Remington Lodging managed two of our twelve hotels and we incurred the following fees related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2015	2014	2013
Property management fees, including incentive property management fees	$1,313	$747	$—
Market service and project management fees	1,645	1,126	2,118
Corporate general and administrative expenses	98	50	—
Total	$3,056	$1,923	$2,118
Management agreements with Remington Lodging include exclusivity clauses that require us to engage Remington Lodging, unless our independent directors either (i) unanimously vote to hire a different manager or developer or (ii) by a majority vote elect not to engage Remington because either special circumstances exist such that it would be in our best interest not to engage Remington, or, based on Remington’s prior performance, it is believed that another manager or developer could perform the management, development or other duties materially better.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For the period from January 1, 2014 to November 11, 2014, we incurred advisory services fees to Ashford Trust. Beginning November 12, 2014, we incurred advisory services fees to Ashford Inc. The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2015	2014	2013
Advisory services fee
Base advisory fee	$8,648	$8,739	$878
Reimbursable expenses (1)	1,827	1,690	53
Equity-based compensation (2)	3,592	2,105	116
Incentive management fee	3,822	—	—
Total advisory services fee	$17,889	$12,534	$1,047
________

(1)	Reimbursable fees include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock and Long-Term Incentive Plan (“LTIP”) units awarded to officers and employees of Ashford LLC.
At December 31, 2015, the balance in due to Ashford Trust OP, net, which is associated with reimbursable expenses, was$528,000. At December 31, 2014, the balance in due to Ashford Trust OP, net, which was associated with the advisory services fee discussed above, was $896,000. At December 31, 2015 and December 31, 2014, the balance in due to Ashford Inc., which is associated with the advisory services fee, was $6.4 million and $2.5 million, respectively.
On July 31, 2015, we entered into a block trade with an unaffiliated third party pursuant to a sale arrangement between the Company, Ashford Inc. and Ashford Trust. The block trade included the purchase from the third party of approximately 175,000 shares of Ashford Inc. common stock at a price of $95.00 per share, which approximated the 120-day volume weighted average

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

price, for a total cost of approximately $16.6 million. The sale arrangement and block trade were evaluated and approved by the independent members of our board of directors. The block trade purchase price and other terms of the sale arrangement were the result of negotiations with the third party, and the board of directors received a fairness opinion from an independent financial advisor that the price paid for the Ashford Inc. shares by the Company was fair to the Company. We did not receive any concessions or economic benefits from Ashford Inc. pertaining to our current contractual arrangements with Ashford Inc. in connection with this block trade. The block trade settled on August 4, 2015, and the loss resulting from the block trade is recorded within “unrealized loss on investment in Ashford Inc.” in our consolidated statement of operations for the year ended December 31, 2015.
21. Concentration of Risk
Our investments are all concentrated within the hotel industry. Our investment strategy is to invest primarily in luxury, upper-upscale and upscale hotels in gateway and resort locations with RevPAR at least twice the national average. All of our hotels are located within the U.S. and its territories with two located in Seattle, WA, comprising 15% of total hotel revenue. During 2015, five of our hotels generated revenues in excess of 10% of total hotel revenue amounting to 60% of total hotel revenue.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and amounts due or payable under our derivative contracts. Our counterparties to our derivative contracts are investment grade financial institutions.
22. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2015
Total revenue	$77,789	$92,837	$90,759	$88,160	$349,545
Total operating expenses	69,530	73,763	77,503	82,773	303,569
Operating income	8,259	19,074	13,256	5,387	45,976
Net income (loss)	(425)	9,124	(7,282)	(6,108)	(4,691)
Net income (loss) attributable to the Company	(206)	6,724	(6,840)	(6,390)	(6,712)
Net income (loss) attributable to common stockholders	(206)	6,526	(7,735)	(7,283)	(8,698)
Diluted income (loss) attributable to common stockholders per share	$(0.01)	$0.27	$(0.29)	$(0.26)	$(0.34)	(1)
Weighted average diluted common shares	24,070	24,773	27,162	28,331	25,888
2014
Total revenue	$61,806	$83,967	$84,784	$76,751	$307,308
Total operating expenses	57,031	69,153	70,086	67,288	263,558
Operating income	4,775	14,814	14,698	9,463	43,750
Net income (loss)	(4,451)	4,525	4,389	(925)	3,538
Net income (loss) attributable to the Company	(2,878)	3,497	3,372	(2,052)	1,939
Diluted income (loss) attributable to common stockholders per share	$(0.13)	$0.14	$0.13	$(0.08)	$0.07	(1)
Weighted average diluted common shares	22,308	34,396	34,429	24,954	33,325
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2015 and 2014 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Subsequent Events
On February 1, 2016, Prime GP, as general partner of Ashford Prime OP, entered into the Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (the “Amended Partnership Agreement”). The Amended Partnership Agreement broadens in various ways the rights of the general partner. As consideration for the limited partners of Ashford Prime OP to approve the Amended Partnership Agreement, we agreed to create and provide qualified limited partners the opportunity to purchase shares of Series C Preferred Stock of the Company (the “Series C Preferred Stock”).
Limited partners of Ashford Prime OP may purchase one share of Series C Preferred Stock for each share of our common stock that the Ashford Prime OP units held by such limited partners may be converted into. Limited partners of Ashford Prime OP that elect to purchase shares of Series C Preferred Stock are required to pay the applicable subscription price of $0.01 per share of Series C Preferred Stock and deliver to us an executed subscription agreement in the form provided by us.
Holders of shares of the Series C Preferred Stock are not entitled to receive any regular or special dividends or other distributions from us, nor are they entitled to participate in our earnings or assets. If any unit holder of Ashford Prime OP decides to redeem or otherwise dispose of or cease to hold its Ashford Prime OP units or Ashford Prime OP decides to exercise its rights to repurchase or forfeit any LTIP units, shares of the Series C Preferred Stock are automatically redeemed in accordance with the terms set forth in the Amended Partnership Agreement.
The Series C Preferred Stock is not convertible into or exchangeable for any of our other property or securities. Holders of Series C Preferred Stock are entitled to one (1) vote for each share of Series C Preferred Stock held by such holder on each matter submitted to a vote of our stockholders upon which holders of our common stock are entitled to vote, whether at a meeting of stockholders or by written consent, and the holders of Series C Preferred Stock and the holders of common stock vote together as a single class on all matters submitted to a vote of the stockholders of the Corporation upon which holders of common stock are entitled to vote, whether at a meeting of stockholders or by written consent.
Collectively, limited partners of Ashford Prime OP hold Partnership Units representing approximately 13.3% of Ashford Prime's outstanding common stock on a fully-diluted, as-converted basis. As of March 11, 2016, there were approximately 4.375 million Partnership Units issued and outstanding. No shares of series C Preferred Stock was outstanding as of March 11, 2016. Accordingly, current holders of the Partnership Units have the opportunity to purchase up to approximately 4.375 million shares of Series C Preferred Stock.
On February 3, 2016, Sessa filed an action (the “Maryland Action”) in the Circuit Court for Baltimore City, Maryland, captioned Sessa Capital (Master) L.P. v. Bennett, et al., Case No. 24-C-16-000557 (Baltimore City Cir. Ct. 2016), against Ashford Prime, the members of the Ashford Prime board of directors, Ashford LLC and Ashford Inc. The Maryland Action generally alleged that the directors of Ashford Prime breached their fiduciary duties in connection with the June 2015 amendments to the Company’s advisory agreement with Ashford LLC. The Maryland Action also alleged that Ashford Inc. aided and abetted those breaches of fiduciary duties. On February 29, 2016, the Company filed a motion to dismiss the Maryland Action. On March 14, 2016, Sessa dismissed the Maryland Action.
On February 25, 2016, Ashford Prime filed a lawsuit (the “Texas Federal Action”) in the United States District Court for the Northern District of Texas, captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 (N.D. Texas 2016) (DCG), against Sessa and its proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas Federal Action generally alleges that the defendants violated federal securities laws because Sessa’s proxy materials contain numerous false claims, material misrepresentations and omissions relating to, among other things, the proposed nominees, the financial risks associated Sessa’s efforts to gain control of the board control and Sessa’s plans and strategy for the Company and its assets. Among other remedies, the Texas Federal Action seeks to enjoin Sessa from proceeding with its proxy contest. The outcome of this action is pending.
On March 8, 2016, Ashford Prime filed a lawsuit (the “Texas State Action”) in the District Court of Dallas County, Texas, captioned Ashford Hospital Prime, Inc. v. Sessa Capital (Master) L.P., et al., Cause No. DC-16-02738, against Sessa and its proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas State Action generally alleges that Sessa’s purported notice of proposed nominees for election to the Ashford Prime board of directors is invalid due to numerous failures by the defendants to comply with material provisions in the Company’s bylaws. Among other things, the Texas State Action seeks a declaratory judgment confirming the inability of Sessa’s proposed director nominees to stand for election at the 2016 annual meeting of stockholders. The outcome of this action is pending.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 14, 2016, Sessa filed counterclaims in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting (i) the issuance of shares of Series C Preferred Stock and (ii) the Company from paying a termination fee in the event that stockholders elect new directors constituting a majority of the board. Additionally, on March 14, 2016, Sessa filed a notice to remove the Texas State Action from state court to the U.S. District Court for the Northern District of Texas. The Company intends to vigorously defend against Sessa’s counterclaims in the Texas Federal Action.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2015, our internal control over financial reporting is effective.
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

PART IV
Item 15. Financial Statement Schedules and Exhibits
(a), (c) Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 109 through 150 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 160 through page 161 hereof.
Schedule III – Real Estate and Accumulated Depreciation
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.
The financial statements of Ashford Inc. are incorporated by reference to Ashford Inc.’s Annual Report on Form 10-K (File No. 1-36400) for the year ended December 31, 2015 in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.
(b) Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2016.

ASHFORD HOSPITALITY PRIME, INC.

By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2016
Monty J. Bennett

/s/ DOUGLAS A. KESSLER	President and Director	March 15, 2016
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 15, 2016
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2016
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 15, 2016
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	March 15, 2016
Curtis B. McWilliams

/s/ W. MICHAEL MURPHY	Director	March 15, 2016
W. Michael Murphy

/s/ MATTHEW D. RINALDI	Director	March 15, 2016
Matthew D. Rinaldi

/s/ ANDREW L. STRONG	Director	March 15, 2016
Andrew L. Strong

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Trust, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 12, 2013)

2.2
Separation and Distribution Agreement Correction between Ashford Hospitality Prime, Inc., Ashford Hospitality Trust, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-11 filed on December 19, 2013)

2.3
Agreement for Purchase and Sale of Real Property Commonly Known as Bardessono Inn & Spa Yountville, California between Yountville Investors LLC, and Ashford Yountville LP, dated as of June 11, 2015, by and between the Ashford Yountville LP and Yountville Investors LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 15, 2015)

2.4*	Stock Purchase and Sale Agreement, dated as of October 2, 2015, by and between Ashford Thomas LLC and Marriott International Hotels, Inc.
2.5*	First Amendment to Stock Purchase and Sale Agreement, dated as of November 16, 2015, by and between Ashford Thomas LLC and Marriott International Hotels, Inc.
2.6*
Second Amendment to Stock Purchase and Sale Agreement, dated December 15, 2015, by and between Marriott
International Hotels, Inc., a Maryland Corporation, as Seller and Ashford Thomas LLC, a Delaware limited liability company, as Purchaser

3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 12, 2013)
3.2	Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 12, 2013)
3.3	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 18, 2015)
3.4	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.5
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on June 12, 2015)

3.6
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 10, 2015)

3.7
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 2, 2016)

4.1	Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013)
4.2
Preemptive Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc. and certain investors in the Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 15, 2015)

4.3
Registration Rights Agreement, dated as of June 9, 2015, by and among the Company, Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Advisors LLC and MLV & Co. LLC (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 12, 2015)

4.4
Termination of Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and MLV & Co. LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2015)

4.5
Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and certain holders of the Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 10, 2015)

4.6
Preemptive Rights Agreement, dated as of December 4, 2015, by and among the Company and the Series B Investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 10, 2015)

10.1
Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2016)

Exhibit Number	Exhibit Description
10.2
Third Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 12, 2015)

10.3
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 25, 2013)

10.4
Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2013)

10.5	Ashford Hospitality Prime, Inc. Advisor Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-11 filed on December 19, 2013)
10.6
Option Agreement Pier House Resort & Spa by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 25, 2013)

10.7
Mutual Exclusivity Agreement by and among Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc. and Remington Lodging & Hospitality, LLC, as consented and agreed to by Monty J. Bennett, dated November 19, 2013 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 25, 2013)

10.8
Ashford Prime Hotel Master Management Agreement by and between Ashford Prime TRS Corporation and Remington Lodging & Hospitality, LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 25, 2013)

10.90
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on November 25, 2013)

10.10
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 25, 2013)

10.11
Registration Rights Agreement between Ashford Hospitality Prime, Inc., for the benefit of the holders of common partnership units in Ashford Hospitality Prime Limited Partnership named therein, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 25, 2013)

10.12
Open-End Mortgage, Security Agreement, Financing Statement and Assignment of Rents, dated as of April 9, 2007 and effective as of April 11, 2007, by Ashford Philadelphia Annex LP (f/k/a Ashford Philadelphia Annex, LLC) for the benefit of U.S. Bank National Association, as Trustee, successor-in-interest to Bank of America, N.A., as Trustee, successor-in-interest to Wells Fargo Bank, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C32, as successor-in-interest to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.12a
Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.13a to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.13
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

10.14
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

Exhibit Number	Exhibit Description
10.16
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Seattle Downtown LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C31, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14c to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.17
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Seattle Waterfront LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14d to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.18
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Tampa International Hotel Partnership, LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14d to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.19
Amended and Restated Leasehold Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents, dated as of February 26, 2013, by CHH Torrey Pines Hotel Partners, LP for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.20
Amended and Restated Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents, dated as of February 26, 2013, by CHH Capital Hotel Partners, LP for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.21
Licensing Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Prime, Inc. and Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 25, 2013)

10.22
Credit Agreement between Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc., Bank of America, N.A. and the other lenders party thereto, dated November 19, 2013 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on November 25, 2013)

10.23
Agreement of Purchase and Sale by and among Chestnut OwnerCo, LLC, Chestnut LeaseCo, LLC and Ashford Hospitality Prime Limited Partnership, dated as of December 23, 2013 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014)

10.24
Loan Document by and among Ashford Chicago LP, Ashford TRS Chicago II LLC and German American Capital Corporation, dated February 24, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2014)

10.25
Guaranty of Recourse Obligations by Ashford Hospitality Prime Limited Partnership, dated February 24, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 26, 2014)

10.26
Loan Document by and between Ashford Pier House LP and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014)

10.27
Senior Mezzanine Loan Document by and between Ashford Pier House Mezz A LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2014)

10.28
Junior Mezzanine Loan Document by and between Ashford Pier House Mezz B LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 6, 2014)

10.29
Second Amended and Restated Loan Agreement, dated as of November 7, 2014, by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., Aareal Bank AG, Aareal Capital Corporation, Westdeutsche Immobilienbank AG, and Aareal Capital Corporation (incorporated by reference to Exhibit 10.30 to the Current Report on Form 10-K filed on March 16, 2015)

10.30
Second Amended and Restated Recourse Liability Agreement, dated as of November 7, 2014, made by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., and Ashford Hospitality Prime Limited Partnership for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.31 to the Current Report on Form 10-K filed on March 16, 2015)

10.31
Second Amended Environmental Indemnity, dated as of November 7, 2014, made by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., and Ashford Hospitality Prime Limited Partnership for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.32 to the Current Report on Form 10-K filed on March 16, 2015)

Exhibit Number	Exhibit Description
10.32
Loan Agreement, dated as of March 9, 2015, among Ashford Pier House LP, Ashford TRS Pier House LLC, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.33 to the Current Report on Form 10-K filed on March 16, 2015)

10.33
Recourse Liability Agreement, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.34 to the Current Report on Form 10-K filed on March 16, 2015)

10.34
Environmental Indemnity, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.35 to the Current Report on Form 10-K filed on March 16, 2015)

10.35
Investment Management Agreement, dated as of November 10, 2014, by and between AHP SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 17, 2014)

10.36
Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan as amended and restated March 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2015)

10.37	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015)
10.38
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Prime, Inc. and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2015)

10.39
First Amendment to the Credit Agreement, dated September 30, 2015, by and between Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 10-Q filed on November 9, 2015)

12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges
16.1	Letter of Ernst & Young LLP dated October 1, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on October 1, 2015)
16.2	Letter of Ernst & Young LLP dated November 13, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 13, 2015)
21.1*	List of Subsidiaries of Ashford Hospitality Prime, Inc.
21.2*	List of Special Purpose Entities of Ashford Hospitality Prime, Inc.
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Ernst & Young LLP
23.3*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

99.1**
Ashford Inc. financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended Decmeber 31, 2015 (incorporated by reference herein from Ashford Inc.’s 2015 Annual Report on From 10-K dated March 15, 2016, Commission file number: 001-36400) (**)

99.2*	AIM Real Estate Hedged Equity U.S. Fund, LP financial statements as of December 31, 2015 and for the period from commencement of operations (January 15, 2015) through December 31, 2015
_________________________
* Filed herewith.
** Exhibit 99.1 to this Annual Report on Form 10-K  is being filed to provide audited financial statements and the related footnotes of Ashford Inc. in accordance with SEC Rule 3-09 of Regulation S-X. The management of Ashford Inc. is solely responsible for the form and content of the Ashford Inc. financial statements. Ashford Prime has no responsibility for the form or content of the Ashford Inc. financial statements since it does not control Ashford Inc.
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated and Combined Consolidated Statements of Operations; (iii) Consolidated and Combined Statements Comprehensive Income (Loss); (iii) Consolidated and Combined Consolidated Statements of Equity;(iv) Consolidated and Combined Consolidated Statements of Cash Flows; and (v) Notes to Consolidated and Combined Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Submitted electronically with this report.
101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

SCHEDULE III
ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hilton	Washington, D.C.	$127,057	$45,720	$106,245	$—	$28,030	$45,720	$134,275	$179,995	$38,114	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	68,302	—	114,614	—	19,699	—	134,313	134,313	36,624	—	04/2007	(1),(2),(3)
Marriott	Seattle, WA	129,491	31,888	112,176	—	5,698	31,888	117,874	149,762	28,143	—	04/2007	(1),(2),(3)
Marriott	Plano, TX	75,928	2,725	93,044	—	10,132	2,725	103,176	105,901	25,734	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	41,479	9,814	94,029	—	19,967	9,814	113,996	123,810	29,953	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Seattle, WA	56,975	17,194	46,711	—	5,505	17,194	52,216	69,410	13,201	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	65,399	22,653	72,731	—	2,723	22,653	75,454	98,107	17,504	—	04/2007	(1),(2),(3)
Pier House Resort	Key West, FL	70,000	59,731	33,011	—	2,594	59,731	35,605	95,336	4,379	—	03/2014	(1),(2),(3)
Sofitel Chicago Water Tower	Chicago, IL	80,000	12,631	140,369	—	1,134	12,631	141,503	154,134	11,478	—	02/2014	(1),(2),(3)
Renaissance	Tampa, FL	43,601	—	69,179	—	9,239	—	78,418	78,418	17,792	—	04/2007	(1),(2),(3)
Bardessono	Yountville, CA	40,000	—	64,184	—	(1,749)	—	62,435	62,435	1,106	—	07/2015	(1),(2),(3),(4)
Ritz-Carlton	St. Thomas, USVI	42,000	25,264	38,736	—	—	25,264	38,736	64,000	114	—	12/2015	(1),(2),(3)
Total		$840,232	$227,620	$985,029	$—	$102,972	$227,620	$1,088,001	$1,315,621	$224,142
__________________

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 7.5 years.

(3)	Estimated useful life for furniture and fixtures is 1.5 to 5 years.

(4)	Amount includes transfer of FF&E to Ashford Inc. in return for the key money consideration.

	Year Ended December 31,
	2015	2014	2013
Investment in Real Estate:
Beginning balance	$1,179,345	$925,507	$920,968
Additions	146,828	265,484	24,119
Write-offs	(8,609)	(11,646)	(19,580)
Sales/Disposals	(1,943)	—	—
Ending balance	1,315,621	1,179,345	925,507
Accumulated Depreciation:
Beginning balance	189,042	160,181	149,032
Depreciation expense	43,780	40,507	30,729
Write-offs	(8,609)	(11,646)	(19,580)
Sales/Disposals	(71)	—	—
Ending balance	224,142	189,042	160,181
Investment in Real Estate, net	$1,091,479	$990,303	$765,326