Form 10-Q
period 2016-03-31
Ashford Hospitality Prime, Inc.
filed 2016-05-10
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	28,455,666
(Class)	Outstanding at May 6, 2016

ASHFORD HOSPITALITY PRIME, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments in hotel properties, net	$1,082,812	$1,091,479
Cash and cash equivalents	101,891	105,039
Restricted cash	36,374	33,135
Accounts receivable, net of allowance of $70 and $68, respectively	14,562	13,370
Inventories	1,467	1,451
Note receivable	8,098	8,098
Deferred costs, net	550	755
Prepaid expenses	5,056	3,132
Investment in unconsolidated entity	45,715	48,365
Investment in Ashford Inc., at fair value	8,884	10,377
Derivative assets	4,404	753
Other assets	3,445	2,543
Intangible assets, net	23,080	23,160
Due from related party, net	682	371
Due from third-party hotel managers	12,692	10,722
Total assets	$1,349,712	$1,352,750
Liabilities and Equity
Liabilities:
Indebtedness, net	$834,110	$835,592
Accounts payable and accrued expenses	47,762	43,568
Dividends and distributions payable	4,325	3,439
Unfavorable management contract liabilities	119	158
Due to Ashford Trust OP, net	13	528
Due to Ashford Inc.	5,286	6,369
Due to third-party hotel managers	1,254	1,158
Intangible liability, net	3,668	3,682
Other liabilities	1,239	1,181
Total liabilities	897,776	895,675
Commitments and contingencies (Note 14)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 2,600,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	62,236	62,248
Redeemable noncontrolling interests in operating partnership	50,858	61,781
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 28,461,767 and 28,471,775 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	285	285
Additional paid-in capital	436,881	438,347
Accumulated deficit	(92,656)	(99,773)
Total stockholders’ equity of the Company	344,510	338,859
Noncontrolling interest in consolidated entities	(5,668)	(5,813)
Total equity	338,842	333,046
Total liabilities and equity	$1,349,712	$1,352,750
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue
Rooms	$69,251	$54,497
Food and beverage	24,865	20,230
Other	5,648	3,022
Total hotel revenue	99,764	77,749
Other	33	40
Total revenue	99,797	77,789
Expenses
Hotel operating expenses:
Rooms	15,819	12,978
Food and beverage	17,445	13,069
Other expenses	28,339	20,924
Management fees	3,807	3,104
Total hotel expenses	65,410	50,075
Property taxes, insurance and other	5,043	4,595
Depreciation and amortization	11,904	10,517
Advisory services fee	2,064	3,220
Corporate general and administrative	3,923	1,123
Total expenses	88,344	69,530
Operating income	11,453	8,259
Equity in loss of unconsolidated entity	(2,650)	—
Interest income	32	4
Other income (expense)	(10)	139
Interest expense and amortization of loan costs	(10,634)	(9,583)
Write-off of loan costs and exit fees	—	(54)
Unrealized gain on marketable securities	—	1,323
Unrealized loss on investment in Ashford Inc.	(1,493)	—
Unrealized gain (loss) on derivatives	3,533	(32)
Income before income taxes	231	56
Income tax expense	(370)	(481)
Net loss	(139)	(425)
(Income) loss from consolidated entities attributable to noncontrolling interest	(145)	147
Net loss attributable to redeemable noncontrolling interests in operating partnership	150	72
Net loss attributable to the Company	(134)	(206)
Preferred dividends	(894)	—
Net loss attributable to common stockholders	$(1,028)	$(206)
Loss per share – basic:
Net loss attributable to common stockholders	$(0.04)	$(0.01)
Weighted average common shares outstanding – basic	28,343	24,070
Loss per share – diluted:
Net loss attributable to common stockholders	$(0.04)	$(0.01)
Weighted average common shares outstanding – diluted	28,343	24,070
Dividends declared per common share	$0.10	$0.05
Amounts attributable to common stockholders:
Net loss attributable to the Company	$(134)	$(206)
Preferred dividends	(894)	—
Net loss attributable to common stockholders	$(1,028)	$(206)

See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(139)	$(425)
Other comprehensive income, net of tax:
Total other comprehensive income	—	—
Total comprehensive loss	(139)	(425)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(145)	147
Comprehensive loss attributable to redeemable noncontrolling interests in operating partnership	150	72
Comprehensive loss attributable to the Company	$(134)	$(206)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount
Balance at January 1, 2016	28,472	$285	$438,347	$(99,773)	$(5,813)	$333,046	$61,781
Repurchase of common stock	(10)	—	(103)	—	—	(103)	—
Equity-based compensation	—	—	(1,363)	—	—	(1,363)	750
Issuance of restricted shares/units	—	—	—	—	—	—	19
Dividends declared – common stock	—	—	—	(2,803)	—	(2,803)	—
Dividends declared – preferred stock	—	—	—	(894)	—	(894)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(594)
Net income (loss)	—	—	—	(134)	145	11	(150)
Redemption value adjustment	—	—	—	10,948	—	10,948	(10,948)
Balance at March 31, 2016	28,462	$285	$436,881	$(92,656)	$(5,668)	$338,842	$50,858
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(139)	$(425)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	11,904	10,517
Equity-based compensation	(613)	469
Bad debt expense	61	—
Amortization of loan costs	881	692
Write-off of loan costs and exit fees	—	54
Amortization of intangibles	5	(53)
Realized and unrealized gain on marketable securities	—	(1,317)
Unrealized loss on investment in Ashford Inc.	1,493	—
Purchases of trading securities	—	(77,264)
Sales of trading securities	—	27,119
Unrealized (gain) loss on derivatives	(3,533)	32
Equity in loss of unconsolidated entity	2,650	—
Deferred tax expense	53	—
Payments for derivatives	(114)	—
Changes in operating assets and liabilities:
Restricted cash	(1,546)	1,097
Accounts receivable and inventories	(1,849)	(1,147)
Prepaid expenses and other assets	(2,952)	(2,132)
Accounts payable and accrued expenses	8,103	4,156
Due to/from related party, net	(290)	(201)
Due to/from third-party hotel managers	(1,874)	(660)
Due to/from Ashford Trust OP, net	(515)	(561)
Due to Ashford Inc.	(1,186)	273
Other liabilities	58	(22)
Net cash provided by (used in) operating activities	10,597	(39,373)

Cash Flows from Investing Activities
Proceeds from property insurance	673	4
Change in restricted cash related to improvements and additions to hotel properties	(1,693)	1,092
Improvements and additions to hotel properties	(3,357)	(4,596)
Net cash used in investing activities	(4,377)	(3,500)

Cash Flows from Financing Activities
Borrowings on indebtedness	—	70,000
Repayments of indebtedness	(2,143)	(70,889)
Payments of loan costs and exit fees	(15)	(1,067)
Payments for derivatives	(4)	(8)
Repurchase of common stock	—	(8,770)
Payments for dividends and distributions	(3,405)	(1,674)
Preferred stock offering expenses	(54)	—
Redemption of operating partnership units	—	(4,017)
Distributions to a noncontrolling interest in a consolidated entity	(3,766)	(2,938)
Other	19	—
Net cash used in financing activities	(9,368)	(19,363)

Net change in cash and cash equivalents	(3,148)	(62,236)
Cash and cash equivalents at beginning of period	105,039	171,439
Cash and cash equivalents at end of period	$101,891	$109,203

Supplemental Cash Flow Information
Interest paid	$9,682	$8,466
Income taxes paid	144	226
Supplemental Disclosure of Non Cash Investing and Financing Activities
Dividends and distributions declared but not paid	$4,325	$1,638
Capital expenditures accrued but not paid	479	538
Common stock repurchase accrued but not paid	103	—
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”), luxury, upper-upscale and upscale hotels in gateway and resort locations. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its financial statements.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”), our affiliate, through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from, and remains an affiliate of, Ashford Trust. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of March 31, 2016, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed two of our twelve hotel properties. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.
The accompanying consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of March 31, 2016, own and operate twelve hotels in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,952 total rooms, or 3,717 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of March 31, 2016, eleven of our twelve hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property is owned by a TRS entity. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations. As of March 31, 2016, nine hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

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
The following items affect reporting comparability of our historical consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

•
On July 9, 2015, we acquired the Bardessono Hotel and Spa (“Bardessono Hotel”) and on December 15, 2015, we acquired the Ritz-Carlton St. Thomas, USVI (“Ritz-Carlton St. Thomas”). The operating results of these properties are included in our results of operations as of their acquisition dates.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three months ended March 31, 2016 and 2015, we have not recorded any impairment charges.
Investment in Unconsolidated Entity—We hold an investment in an unconsolidated entity, in which we have an ownership interest of 45.3% that is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We review the investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in loss in unconsolidated entity. No such impairment was recorded in the three months ended March 31, 2016. We also hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $8.9 million at March 31, 2016. This investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIEs activities that most significantly impact the VIEs economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis, and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Marketable Securities—Prior to our investment in the Ashford Quantitative Alternative Master Fund, LP (the “AQUA U.S. Fund”, formerly known as the REHE Fund), we held marketable securities. Marketable securities included U.S. treasury bills,

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

publicly traded equity securities and put and call options on certain publicly traded equity securities. All of our investments in marketable securities were recorded at fair value. Put and call options were considered derivatives. The fair value of these investments was determined based on the closing price as of the balance sheet date. The cost of securities sold was determined by using the high cost method. Net investment income, including interest income (expense), dividends, realized gains and losses, and costs of investment, is reported as a component of “other income.”
Revenue Recognition—Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “advisory services fee,” and “management fees” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“LTIP”) units granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Recently Adopted Accounting Standards—In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the principal versus agent implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We are evaluating the impact that ASU 2016-01 will have on our consolidated financial statements and related disclosures.

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
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$227,890	$227,620
Buildings and improvements	1,015,068	1,017,086
Furniture, fixtures and equipment	66,265	68,529
Construction in progress	1,678	2,386
Total cost	1,310,901	1,315,621
Accumulated depreciation	(228,089)	(224,142)
Investments in hotel properties, net	$1,082,812	$1,091,479
Ritz-Carlton, St. Thomas
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton St. Thomas in St. Thomas, U.S. Virgin Islands for total consideration of $64.0 million. Subsequent to the close of the transaction, we completed the financing of a $42.0 million mortgage loan. See note 6. We prepared the preliminary purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed subsequent to December 31, 2015, with the assistance of a third-party appraisal firm. The final purchase price allocation resulted in adjustments to land, buildings and improvements and furniture, fixtures and equipment, which resulted in a $25,000 increase in depreciation expense for the three months ended March 31, 2016. We are in the process of evaluating the amounts of property level working capital balances. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

	Preliminary Allocations as of December 31, 2015	Adjustments	Final Allocations as of March 31, 2016
Land	$25,264	$269	$25,533
Buildings and improvements	34,853	(3,100)	31,753
Furniture, fixtures, and equipment	3,883	2,831	6,714
	$64,000	$—	$64,000
4. Note Receivable
As of March 31, 2016 and December 31, 2015, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 6.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Investment in Unconsolidated Entity
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 45.3% ownership interest in the AQUA U.S. Fund, previously named the REHE Fund. The AQUA U.S. Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of and for the three months ended March 31, 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invests substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the AQUA U.S. Fund.
The following tables summarize the condensed balance sheets as of March 31, 2016 and December 31, 2015, and the condensed statement of operations for the three months ended March 31, 2016 of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternative (U.S.) Fund, LP
Condensed Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
Total assets	$100,938	$106,792
Partners’ capital	100,938	106,792
Total liabilities and partners’ capital	$100,938	$106,792
Our ownership interest in the AQUA U.S. Fund	$45,715	$48,365
Ashford Quantitative Alternative (U.S.) Fund, LP
Condensed Statement of Operations
(unaudited)

Three Months Ended
March 31, 2016
Total investment income	$18
Net expenses	(189)
Net investment income	(171)
Net unrealized gain on investments	1,118
Net realized loss on investments	(6,801)
Net loss attributable to the AQUA U.S. Fund	$(5,854)
Our equity in loss of the AQUA U.S. Fund	$(2,650)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represents our share of the AQUA U.S. Fund’s loss for the three months ended March 31, 2016. We generally may redeem our investment in the AQUA U.S. Fund on the last business day of the month after providing written notice. As of March 31, 2016, we have no unfunded commitments. We are not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but do share pro-rata in all other applicable expenses of the AQUA U.S. Fund. As of March 31, 2016 and December 31, 2015, we owned an approximate 45.3% ownership interest in the AQUA U.S. Fund.
Ashford Inc.
As of March 31, 2016, we held approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $8.9 million. See notes 9 and 10.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As we exercise significant influence over Ashford Inc., this investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities. We have elected to use the fair value option to account for our investment in Ashford Inc. as the fair value is readily available since Ashford Inc. common stock is traded on a national exchange. The fair value of our investment in Ashford Inc. is included in “investment in Ashford Inc., at fair value” on our condensed consolidated balance sheets, and changes in market value are included in “unrealized loss on investment in Ashford Inc.” on our condensed consolidated statement of operations.
The following tables summarize the condensed balance sheets as of March 31, 2016, and the condensed statement of operations for the three months ended March 31, 2016, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
Total assets	$164,799	$166,991
Total liabilities	31,997	30,115
Redeemable noncontrolling interests	1,119	240
Total stockholders’ equity of Ashford Inc.	30,565	32,165
Noncontrolling interests in consolidated entities	101,118	104,471
Total equity	131,683	136,636
Total liabilities and equity	$164,799	$166,991
Our investment in Ashford Inc., at fair value	$8,884	$10,377
Ashford Inc.
Condensed Consolidated Statement of Operations
(unaudited)

Three Months Ended
March 31, 2016
Total revenue	$13,409
Total operating expenses	(13,921)
Operating loss	(512)
Realized and unrealized loss on investment in unconsolidated entity	(1,460)
Realized and unrealized loss on investments	(5,684)
Other	(102)
Income tax expense	(640)
Net loss	(8,398)
Loss from consolidated entities attributable to noncontrolling interests	6,548
Net loss attributable to redeemable noncontrolling interests	118
Net loss attributable to Ashford Inc.	$(1,732)
Our unrealized loss on investment in Ashford Inc.	$(1,493)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2016	December 31, 2015
Secured revolving credit facility(3)	None	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) + 2.25% to 3.75%	$—	$—
Mortgage loan(4)	1 hotel	March 2017	LIBOR(1) + 2.30%	80,000	80,000
Mortgage loan(5)	1 hotel	March 2017	LIBOR(1) + 2.25%	70,000	70,000
Mortgage loan(6)	1 hotel	April 2017	5.91%	33,256	33,381
Mortgage loan	2 hotels	April 2017	5.95%	121,918	122,374
Mortgage loan	3 hotels	April 2017	5.95%	248,092	249,020
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	40,000	40,000
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	42,000	42,000
TIF loan(6) (7)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan(8)	2 hotels	November 2019	LIBOR(1) + 2.65%	194,725	195,359
				838,089	840,232
Deferred loan costs, net				(3,979)	(4,640)
Total				$834,110	$835,592
__________________

(1)	LIBOR rates were 0.437% and 0.430% at March 31, 2016 and December 31, 2015, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%.

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

(4)	This loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in March 2016.

(5)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

(6)	These loans are collateralized by the same property.

(7)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See note 4.

(8)	This loan has two one-year extension options, subject to satisfaction of certain conditions.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Presently, our existing financial covenants are non-recourse and primarily relate to maintaining minimum debt coverage ratios. As of March 31, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Loss Per Share
The following table reconciles the amounts used in calculating basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income (loss) attributable to common stockholders – Basic and diluted:
Net loss attributable to the Company	$(134)	$(206)
Less: Dividends on preferred stock	(894)	—
Less: Dividends on common stock	(2,837)	(1,198)
Less: Dividends on unvested performance stock units	(35)	—
Less: Dividends on unvested restricted shares	(9)	(5)
Undistributed net loss allocated to common stockholders	(3,909)	(1,409)
Add back: Dividends on common stock	2,837	1,198
Distributed and undistributed net loss – basic	$(1,072)	$(211)
Net income attributable to redeemable noncontrolling interests in operating partnership	—	—
Distributed and undistributed net loss – diluted	$(1,072)	$(211)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	28,343	24,070
Effect of assumed conversion of operating partnership units	—	—
Weighted average common shares outstanding – diluted	28,343	24,070

Loss per share – basic:
Net loss allocated to common stockholders per share	$(0.04)	$(0.01)
Loss per share – diluted:
Net loss allocated to common stockholders per share	$(0.04)	$(0.01)
Due to their anti-dilutive effect, the computation of diluted loss per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$9	$5
Income allocated to unvested performance stock units	35	—
Loss attributable to redeemable noncontrolling interests in operating partnership	(150)	(72)
Dividends on preferred stock	894	—
Total	$788	$(67)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	46	36
Effect of assumed conversion of operating partnership units	4,764	8,516
Effect of assumed conversion of preferred stock	3,439	—
Effect of incentive fee shares	116	—
Total	8,365	8,552

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Derivative Instruments
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows. The interest rate derivatives include interest rate caps and interest rate floors, which are subject to master netting settlement arrangements. As of March 31, 2016, the maturities on these instruments ranged from December 2016 to July 2020. All derivatives are recorded at fair value.
In March 2016, concurrent with the extension of our $80.0 million mortgage loan, we extended our existing interest rate cap with a notional amount of $80.0 million, maturity date of March 2017 and a strike rate of 5.78% for a total cost of $4,500. This instrument was not designated as a cash flow hedge.
In 2015, we entered into interest rate caps with notional amounts totaling $139.5 million and strike rates ranging from 2.0% to 4.50%. These interest rate caps had effective dates from March 2015 to December 2015, and maturity dates from March 2017 to January 2018, for a total cost of $117,000. These instruments were not designated as cash flow hedges. These instruments cap the interest rates on our mortgage loans with principal balances of $152.0 million and maturity dates from March 2017 to December 2017. We also entered into interest rate floors with a total notional amount of $3.0 billion and strike rates of -0.25%. These interest rate floors had effective dates of July 2015 and maturity dates of July 2020, for a total cost of $3.5 million.
Options on Futures Contracts—In March 2016, we purchased an option on Eurodollar futures for upfront costs of $124,000, including commissions of $10,000, and maturity date of June 2017. In 2015, we purchased options on Eurodollar futures for upfront costs of $372,000, including commissions of $60,000, and maturity dates ranging from September 2016 to March 2017.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
March 31, 2016
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$4,137	$4,137	(1)
Interest rate derivatives - caps	—	16	16	(1)
Options on futures contracts	251	—	251	(1)
	251	4,153	4,404
Non-derivative assets:
Investment in Ashford Inc.	8,884	—	8,884
Total	$9,135	$4,153	$13,288

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$578	$578	(1)
Interest rate derivatives - caps	—	58	58	(1)
Options on futures contracts	117	—	117	(1)
	117	636	753
Non-derivative assets:
Investment in Ashford Inc.	10,377	—	10,377
Total	$10,494	$636	$11,130
__________________

(1)	Reported as “derivative assets” in the condensed consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$3,560		$—
Interest rate derivatives - caps	(47)		(32)
Equity put options	—		(629)
Equity call options	—		54
Options on futures contracts	20		—

Non-derivative assets:
Investment in Ashford Inc.	(1,493)		—
Equity securities	—		1,388
U.S. treasury securities	—		150
Total	2,040		931
Liabilities
Derivative liabilities:
Short equity put options	—		307
Short equity call options	—		47
Net	$2,040		$1,285
Total combined
Interest rate derivatives - floors	$3,560	(1)	$—	(1)
Interest rate derivatives - caps	(47)		(32)
Options on futures contracts	20		—
Total derivatives	3,533		(32)
Unrealized loss on investment in Ashford Inc.	(1,493)		—
Unrealized gain on marketable securities	—		1,323
Realized loss on marketable securities	—	(2)	(6)	(2)
Net	$2,040		$1,285
__________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the condensed consolidated statements of operations.

(2)	Reported as “other income (expense)” in the condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$8,884	$8,884	$10,377	$10,377
Derivative assets	4,404	4,404	753	753
Financial assets not measured at fair value:
Cash and cash equivalents	$101,891	$101,891	$105,039	$105,039
Restricted cash	36,374	36,374	33,135	33,135
Accounts receivable, net	14,562	14,562	13,370	13,370
Note receivable	8,098	9,012 to 9,961	8,098	9,157 to 10,120
Due from related party, net	682	682	371	371
Due from third-party hotel managers	12,692	12,692	10,722	10,722
Financial liabilities not measured at fair value:
Indebtedness	$838,089	$790,728 to $873,962	$840,232	$801,058 to $885,379
Accounts payable and accrued expenses	47,762	47,762	43,568	43,568
Dividends payable	4,325	4,325	3,439	3,439
Due to Ashford Trust OP, net	13	13	528	528
Due to Ashford Inc.	5,286	5,286	6,369	6,369
Due to third-party hotel managers	1,254	1,254	1,158	1,158
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we had to rely on our internal analysis of what we believe a willing buyer would pay for this note at March 31, 2016 and December 31, 2015. We estimated the fair value of the note receivable to be approximately 11.3% to 23.0% higher than the carrying value of $8.1 million at March 31, 2016 and approximately 13.1% to 25.0% higher than the carrying value of $8.1 million at December 31, 2015. This is considered a Level 2 valuation technique.
Investment in Ashford Inc. Fair value of the investment in Ashford Inc. is based on the quoted closing price on the balance sheet date. This is considered a Level 1 valuation technique.
Derivative assets. Fair value of the interest rate derivatives is determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and the counterparties. Fair value of interest rate floors is determined by obtaining the last market bid prices from several counterparties for a similar investment as of the measurement date. The fair value of options on futures contracts is the last reported settlement price as of the measurement date. See notes 2, 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.3% to 104.3% of the carrying value of $838.1 million at March 31, 2016 and approximately 95.3% to 105.4% of the carrying value of $840.2 million at December 31, 2015. This is considered a Level 2 valuation technique.
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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership.
On June 8, 2015, the compensation committee of the board of directors of the Company approved performance-based LTIP units to certain executive officers. The award agreements provide for the grant of a target number of approximately 195,000 performance-based LTIP units that will be settled in common units of the Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2015 and ends on December 31, 2017. The target number of performance-based LTIP units may be adjusted from 0% to200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. A total of 389,000 performance-based LTIP units representing 200% of the target were issued. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees. The unamortized fair value of performance-based LTIP units of $1.4 million at March 31, 2016 will be expensed over a period of 1.75 years. A credit to compensation expense of $324,000 was recorded for the three months ended March 31, 2016 due to a lower fair value at March 31, 2016, as compared to December 31, 2015, and is included in “advisory service fee” on our condensed consolidated statements of operations. No compensation expense was recorded for the three months ended March 31, 2015.
As of March 31, 2016, we have issued a total of 754,000 LTIP units (including performance-based LTIP units), all of which, other than approximately 3,000 units issued in March 2015 and 6,000 units issued May 2015, respectively, had reached full economic parity with, and are convertible into, common units. During the three months ended March 31, 2016, 800 LTIP units vested. There were no forfeitures in 2016. For the three months ended March 31, 2016, expense of $86,000 was recorded related to LTIP units. For the three months ended March 31, 2015, a compensation expense of $402,000 was recorded related to the LTIP units. All of these are associated with LTIP units issued to Ashford LLC’s employees, which amounts are included in “advisory service fee” on our consolidated statements of operations. The fair value of the unrecognized cost of LTIP units (including performance-based LTIP units) was $2.7 million at March 31, 2016, will be amortized over a period of 2.0 years.
During the three months ended March 31, 2016, no common units were redeemed by the holders. During the three months ended March 31, 2015, approximately 232,000 common units with an aggregate fair value of $4.0 million at redemption were redeemed by the holders and, at our election, we issued cash at an average price of $17.33 per unit to satisfy the redemption price. Additionally, 30,000 common units with an aggregate fair value of $515,000 at redemption were converted to shares of our common stock.
Redeemable noncontrolling interests in Ashford Prime OP as of March 31, 2016 and December 31, 2015, were $50.9 million and $61.8 million, respectively, which represented ownership of our operating partnership of 12.75% and 12.75%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2016 and December 31, 2015, included adjustments of

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$1.6 million and $12.5 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three months ended March 31, 2016, we allocated net loss of $150,000 to the redeemable noncontrolling interests. For the three months ended March 31, 2015, we allocated net loss of $72,000 to the redeemable noncontrolling interests. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $516,000 and $435,000 for the three months ended March 31, 2016 and 2015, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
On February 1, 2016, Prime GP, as general partner of Ashford Prime OP, entered into the Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (the “Amended Partnership Agreement”). The Amended Partnership Agreement broadens in various ways the rights of the general partner. As consideration for the limited partners of Ashford Prime OP to approve the Amended Partnership Agreement, we agreed to create and provide qualified limited partners the opportunity to purchase shares of Series C Preferred Stock of the Company (the “Series C Preferred Stock”). See note 12.
On April 7, 2016, in response to feedback from the investor community, the Company determined to refrain from issuing the Series C Preferred Stock unless and until the issuance of the Series C Preferred Stock, in a form and manner that complies with all applicable state and federal laws and stock exchange rules, shall have been approved by the Company’s stockholders (the “Series C Approval”). Accordingly, Ashford Prime OP General Partner LLC, Ashford Prime OP’s general partner, has agreed to reverse the amendments made in the Amended Partnership Agreement unless and until the Series C Approval has been sought and obtained.
12. Equity and Stock-Based Compensation
Dividends—Common stock dividends declared for the three months ended March 31, 2016 and 2015, were $2.8 million and $1.2 million, respectively.
Performance Stock Units—On June 8, 2015, the compensation committee of the board of directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of approximately 155,000 PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2015 and ends on December 31, 2017. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At March 31, 2016, the outstanding PSUs had an unamortized fair value of $1.1 million which is expected to be recognized over a period of 1.75 years. For the three months ended March 31, 2016, a credit to compensation expense of $398,000 was recorded due to changes in the fair value of the PSUs and is included in “advisory service fee” on our consolidated statements of operations. No compensation expense/credit was recorded for the three months ended March 31, 2015.
Restricted Stock Units—For the three months ended March 31, 2016 and 2015, expense of $23,000 and $67,000, respectively, was associated with restricted shares of our common stock issued to Ashford LLC’s employees and included in “advisory services fee” on our condensed consolidated statements of operations. At March 31, 2016, the unrecognized cost of the unvested shares of restricted stock issued to Ashford LLC’s employees was $469,000 which will be expensed over a period of 2.0 years.
Stock Repurchases—On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 471,064 shares of our common stock, for approximately $8.1 million, during the three months ended March 31, 2015. No shares were repurchased during the three months ended March 31, 2016. As of March 31, 2016, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
Series C Preferred Stock—On February 1, 2016, Prime GP, as general partner of Ashford Prime OP, entered into the Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (the “Amended Partnership Agreement”). The Amended Partnership Agreement broadens in various ways the rights of the general partner. As consideration for the limited partners of Ashford Prime OP to approve the Amended Partnership Agreement, we agreed to create

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and provide qualified limited partners the opportunity to purchase shares of Series C Preferred Stock of the Company (the “Series C Preferred Stock”).
On April 7, 2016, in response to feedback from the investor community, the Company determined to refrain from issuing the Series C Preferred Stock unless and until the issuance of the Series C Preferred Stock, in a form and manner that complies with all applicable state and federal laws and stock exchange rules, shall have been approved by the Company’s stockholders. Accordingly, Ashford Prime OP General Partner LLC, Ashford Prime OP’s general partner, has agreed to reverse the amendments in the Amended Partnership Agreement unless and until the Series C Approval has been sought and obtained.
Noncontrolling Interest in Consolidated Entities—A partner had a noncontrolling ownership interest of 25% in two hotel properties with a total carrying value of $(5.7) million and $(5.8) million at March 31, 2016 and December 31, 2015, respectively. Income of $145,000 and net loss of $147,000 was allocated to noncontrolling interest in consolidated entities for the three months ended March 31, 2016 and 2015, respectively.
13. 5.5% Series B Cumulative Convertible Preferred Stock
On June 9, 2015, we entered into a purchase agreement for the sale of 2.6 million shares of our 5.5% Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) to a financial institution, which resold the Series A Preferred Stock to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) at an initial offering price of $25.00 per share, with an aggregate underwriting discount of $1.5 million (net purchase price of $24.4125 per share). The net proceeds from the offering of the Series A Preferred Stock after the underwriting discount and other expenses were $62.2 million.
On December 4, 2015, we entered into an agreement to exchange the 5.50% Series A Preferred Stock, par value $0.01 per share for an equal number of shares of its 5.50% Series B Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”). The terms and conditions of the Series B Preferred Stock are substantially similar to the Series A Preferred Stock for which it is being exchanged, except that, in contemplation of a public offering of the Series B Preferred Stock either pursuant to the terms of the Series B Registration Rights Agreement or the Preemptive Rights Agreement, the Series B Preferred Stock contains certain customary anti-dilution provisions. Also in connection with the Exchange, the Company, together with Ashford Prime OP and Ashford LLC, entered into a registration rights agreement for the benefit of certain holders of the Series B Preferred Stock.
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
Commencing June 11, 2016, the Company may, at its option, cause the Series B Preferred Stock to be converted in whole or in part, on a pro-rata basis, into fully paid and nonassessable shares of the Company’s common stock at the conversion price, provided that the “Closing Bid Price” (as defined in the Articles Supplementary) of the Company’s common stock shall have equaled or exceeded 110% of the conversion price for the immediately preceding 45 consecutive trading days ending three days prior to the date of notice of conversion. In the event of such mandatory conversion, the Company shall pay holders of the Series B Preferred Stock any additional dividend payment to make the holder whole on dividends expected to be received through June 11, 2019, in an amount equal to the net present value, where the discount rate is the dividend rate on the Series B Preferred Stock, of the difference between (i) the annual dividend payments the holders of Series B Preferred Stock would have received in cash from the date of the mandatory conversion to June 11, 2019, and (ii) the common stock quarterly dividend payments the holders of Series B Preferred Stock would have received over the same time period had such holders held common stock.
At March 31, 2016, we had 2.6 million outstanding shares of Series B Preferred Stock. Due to certain redemption features that are not under our control, the Series B Preferred Stock is classified outside of permanent equity.
The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the three months ended March 31, 2016, we declared dividends of $894,000 with respect to shares of Series B Preferred Stock. No dividends were declared for the three months ended March 31, 2015.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2016, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at March 31, 2016, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 31, 2023, through December 31, 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Litigation—On February 3, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed an action (the “Maryland Action”) in the Circuit Court for Baltimore City, Maryland, captioned Sessa Capital (Master) L.P. v. Bennett, et al., Case No. 24-C-16-000557 (Baltimore City Cir. Ct. 2016), against Ashford Prime, the members of the Ashford Prime board of directors, Ashford LLC and Ashford Inc. The Maryland Action generally alleged that the directors of Ashford Prime breached their fiduciary duties in connection with the June 2015 amendments to the Company’s advisory agreement with Ashford LLC. The Maryland Action also alleged that Ashford Inc. aided and abetted those breaches of fiduciary duties. On February 29, 2016, the Company filed a motion to dismiss the Maryland Action. On March 14, 2016, Sessa voluntarily dismissed the Maryland Action.
On February 25, 2016, Ashford Prime filed a lawsuit (the “Texas Federal Action”) in the United States District Court for the Northern District of Texas, captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 (N.D. Texas 2016) (DCG), against Sessa, related entities, and Sessa’s proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas Federal Action generally alleges that the defendants violated federal securities laws because Sessa’s proxy materials contain numerous false claims, material misrepresentations and omissions relating to, among other things, the proposed nominees, the financial risks associated with Sessa’s efforts to gain control of the board and Sessa’s plans and strategy for the Company and its assets. Among other remedies, the Texas Federal Action seeks to enjoin Sessa from proceeding with its proxy contest. The outcome of this action is pending.
On March 8, 2016, Ashford Prime filed a lawsuit (the “Texas State Action”) in the District Court of Dallas County, Texas, captioned Ashford Hospital Prime, Inc. v. Sessa Capital (Master) L.P., et al., Cause No. DC-16-02738, against Sessa, related entities, and Sessa’s proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas State Action generally alleges that Sessa’s purported notice of proposed nominees for election to the Ashford Prime board of directors is invalid due to numerous failures by the defendants to comply with material provisions in the Company’s bylaws. Among other things, the Texas State Action seeks a declaratory judgment confirming the inability of Sessa’s proposed director nominees to stand for election at the 2016 annual meeting of stockholders. On March 14, 2016, Sessa removed the Texas State Action from state court to the U.S. District Court for the Northern District of Texas with Cause No. 16-cv-00713. The outcome of this action is pending.
On March 14, 2016, Sessa filed counterclaims and a motion for a preliminary injunction in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting the issuance of shares of Series C Preferred Stock and requiring the board to approve the Sessa candidates, or in the alternative, prohibiting the solicitation of proxies until the board approves the Sessa candidates. On April 2, 2016, Sessa amended its counterclaims alleging that the Company had violated federal proxy solicitation laws by, among other things, stating that Sessa had not complied with the Company’s bylaws and that its purported director nominations are invalid. On April 6, 2016, the Court granted expedited discovery in connection with Sessa’s motion for preliminary injunction and the Company’s anticipated motion for preliminary injunction in the Texas State Action. On April 8, 2016, the Company notified the court that Sessa’s claims relating to the Series C Preferred Stock were moot after the Company unwound the OP Unit enfranchisement preferred equity transaction for the Company’s OP unitholders. The Company filed its motion for preliminary injunction on April 13, 2016. Briefing on the preliminary injunction motions is scheduled to conclude on May 9, 2016. The Company intends to vigorously defend against Sessa’s counterclaims in the Texas Federal Action.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss for these legal proceedings, based on definitions within the contingency accounting literature, ranges from remote to reasonably possible and to probable. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect upon the consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
15. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2016 and December 31, 2015, all of our hotel properties were in the U.S. and its territories.
16. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale, subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2016	2015
Advisory services fee
Base advisory fee	$2,025	$2,205
Reimbursable expenses (1)	652	546
Equity-based compensation (2)	(613)	469
	$2,064	$3,220
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock and Long-Term Incentive Plan (“LTIP”) units awarded to officers and employees of Ashford LLC.
At March 31, 2016 and December 31, 2015, the balance in due to Ashford Trust OP, net, which is associated with reimbursable expenses, was $13,000 and $528,000, respectively. At March 31, 2016 and December 31, 2015, the balance in due to Ashford Inc., which is associated with the advisory services fee, was $5.3 million and $6.4 million, respectively.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Subsequent Events
On April 8, 2016, we announced a number of immediate and longer-term initiatives designed to enhance value for our stockholders, which include:

•	Utilizing up to $50 million to initiate a stock repurchase program;

•
Amending our 2016 dividend policy commencing with the second quarter by increasing the expected quarterly cash dividend for our common stock by 20%, from $0.10 per diluted share to $0.12 per diluted share. This equates to an annual rate of $0.48 per diluted share, representing a 4.4% yield based on our closing stock price on April 7, 2016;

•	Liquidating our investment in the AQUA U.S. Fund and utilizing the cash to fund the share repurchase plan;

•	Immediately unwinding the OP Unit enfranchisement preferred equity transaction for our OP unit holders, previously announced on February 2, 2016; and

•
Commencing the sale process for up to four of our assets that do not have the RevPAR level and product quality consistent with the long-term vision of Ashford Prime. The assets include the Courtyard Philadelphia Downtown Hotel, Courtyard Seattle Downtown Hotel, Renaissance Tampa Hotel and Marriott Legacy Center Hotel in Plano, Texas.

Additionally, we reaffirmed our focused strategy of investing in luxury hotels in resort and gateway markets while targeting a conservative leverage level of Net Debt/EBITDA of 5.0x or less.
On April 26, 2016, we commenced a public offering of 290,850 shares of our Series B Preferred Stock at $17.24 per share for gross proceeds of $5.0 million. The Series B Preferred Stock offering includes accrued and unpaid dividends since April 15, 2016. Dividends on the Series B Preferred Stock will accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. The offering closed on April 29, 2016. The net proceeds, after deducting underwriting discounts, advisory fees, commissions and other estimated offering expenses payable by the company, were approximately $4.5 million.
On May 6, 2016, the Company announced that it has signed a non-binding letter of intent to sell the Marriott Courtyard Seattle Downtown. The transaction is subject to the signing of definitive documentation and other customary closing conditions. Additionally, the Company announced that its board of directors is seeking to appoint a new chief executive officer and is also interviewing highly qualified independent director candidates with the intention to add one or more independent directors. The board of directors anticipates that a new chief executive officer and new independent directors would join the Company after the annual meeting of stockholders on June 10, 2016, if the current slate of directors recommended by the board of directors is re-elected.

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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
factors discussed in our Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “2015 10-K”), including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2015 10-K and any subsequent updates to this disclosure in our Quarterly Reports on Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of May 6, 2016, we own interests in twelve hotels in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,952 total rooms, or 3,717 net rooms, excluding those attributable to our joint venture partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
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
On April 7, 2016, in response to feedback from the investor community, the Company determined to refrain from issuing the Series C Preferred Stock unless and until the issuance of the Series C Preferred Stock, in a form and manner that complies with all applicable state and federal laws and stock exchange rules, shall have been approved by the Company’s stockholders. Accordingly, Ashford Prime OP General Partner LLC, Ashford Prime OP’s general partner, has agreed to reverse the amendments made in the Amended Partnership Agreement unless and until the Series C Approval has been sought and obtained.
On April 8, 2016, the Company announced a number of immediate and longer-term initiatives designed to enhance value for its stockholders, which include:

•	Utilizing up to $50 million to initiate a stock repurchase program;

•
Amending the Company’s 2016 dividend policy commencing with the second quarter by increasing the expected quarterly cash dividend for the Company’s common stock by 20%, from $0.10 per diluted share to $0.12 per diluted share. This equates to an annual rate of $0.48 per diluted share, representing a 4.4% yield based on the Company’s closing stock price on April 7, 2016;

•	Liquidating our investment in the AQUA U.S. Fund and utilizing the cash to fund the share repurchase plan;

•	Immediately unwinding the OP Unit enfranchisement preferred equity transaction for the Company’s OP unit holders, previously announced on February 2, 2016; and

•
Commencing the sale process for up to four of the Company’s assets that do not have the RevPAR level and product quality consistent with the long-term vision of Ashford Prime. The assets include the Courtyard Philadelphia Downtown Hotel, Courtyard Seattle Downtown Hotel, Renaissance Tampa Hotel and Marriott Legacy Center Hotel in Plano, Texas.

Additionally, the Company reaffirmed its focused strategy of investing in luxury hotels in resort and gateway markets while targeting a conservative leverage level of Net Debt/EBITDA of 5.0x or less.
On April 26, 2016, we commenced a public offering of 290,850 shares of our 5.50% Series B Preferred Stock at $17.24 per share for gross proceeds of $5.0 million. The Series B preferred stock offering includes accrued and unpaid dividends since April 15, 2016. Dividends on the Preferred Stock will accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. The offering closed on April 29, 2016. The net proceeds from the sale of the shares after underwriting discounts and commissions were approximately $4.9 million.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 69.4% of our total revenue for three months ended March 31, 2016 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotels and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotels and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our secured revolving credit facility and future equity and preferred equity issuances, existing working capital, net cash provided by operations, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.
Our hotels will require periodic capital expenditures and renovation to remain competitive. In addition, acquisitions, redevelopments or expansions of hotels may require significant capital outlays. We may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.
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
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. As of March 31, 2016, we have purchased a cumulative 1.4 million shares of our common stock, for approximately $24.2 million, since the program’s inception on November 4, 2014.
On April 26, 2016, we commenced a public offering of 290,850 shares of our 5.50% Series B Preferred Stock at $17.24 per share for gross proceeds of $5.0 million. The Series B preferred stock offering includes accrued and unpaid dividends since April 15, 2016. Dividends on the Preferred Stock will accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. The offering closed on April 29, 2016. The net proceeds from the sale of the shares after underwriting discounts and commissions were approximately $4.9 million.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.25x and beginning September 30, 2016 to 5.75x; provided, however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. This ratio was 5.82x at March 31, 2016.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.35x. This ratio was 1.84x at March 31, 2016.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. Due to the significant acquisition of Ritz-Carlton St. Thomas in December 2015, our maximum consolidated leverage ratio was raised from 5.75x to 6.25x for three fiscal quarters following the acquisition. As such, we were in compliance with all covenants at March 31, 2016.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 21, 2016, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $300 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of March 31, 2016.

We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of March 31, 2016, we had $101.9 million of cash and cash equivalents, compared to $105.0 million at December 31, 2015.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $10.6 million for the three months ended March 31, 2016. Net cash flows used in operating activities were $39.4 million for the three months ended March 31, 2015. Cash flows from operations are impacted by changes in hotel operations, the operating results of Bardessono Hotel, which was acquired on July 9, 2015, the operating results of the Ritz-Carlton, St. Thomas, which was acquired on December 15, 2015, as well as changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. Cash flows from operations for the three months ended March 31, 2015 were negatively impacted by $50 million as a result of the net purchases of marketable securities.
Net Cash Flows Used in Investing Activities. For the three months ended March 31, 2016, investing activities used net cash flows of $4.4 million. These cash outlays were primarily attributable to cash outflows of $3.4 million of capital improvements made to various hotel properties, $1.7 million of net deposits to restricted cash for capital expenditures partially offset by proceeds from property insurance of $673,000. For the three months ended March 31, 2015, investing activities used net cash flows of $3.5 million. These cash outlays were primarily attributable to cash outflows of $4.6 million of capital improvements made to various hotel properties partially offset by $1.1 million of net reductions to restricted cash for capital expenditures.
Net Cash Flows Used in Financing Activities. For the three months ended March 31, 2016, net cash flows used in financing activities were $9.4 million. Cash outflows primarily consisted of $3.8 million for distributions to the holder of a noncontrolling interest in consolidated entities, $3.4 million for payments of dividends, $2.1 million for repayments of indebtedness, $54,000 related to public offering and $15,000 for payments of loan costs and exit fees. These cash outflows were slightly offset by other miscellaneous cash inflow of $19,000. For the three months ended March 31, 2015, net cash flows used in financing activities were $19.4 million. Cash outlays primarily consisted of $70.9 million for repayments of indebtedness, $8.8 million for the purchase of our common stock primarily under our share repurchase program, $4.0 million for the redemption of operating partnership units, $2.9 million for distributions to the holder of a noncontrolling interest in our consolidated entities, $1.7 million for payments of dividends, payments of loan costs and exit fees of $1.1 million and payments for derivatives of $8,000. These outlays were primarily offset by borrowings on indebtedness of $70.0 million.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table summarizes the changes in key line items from our statements of operations for the three months ended March 31, 2016 and 2015 (in thousands except percentages):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Revenue
Rooms	$69,251	$54,497	$14,754	27.1%
Food and beverage	24,865	20,230	4,635	22.9%
Other	5,648	3,022	2,626	86.9%
Total hotel revenue	99,764	77,749	22,015	28.3%
Other	33	40	(7)	(17.5)%
Total revenue	99,797	77,789	22,008	28.3%
Expenses
Hotel operating expenses:
Rooms	15,819	12,978	2,841	21.9%
Food and beverage	17,445	13,069	4,376	33.5%
Other expenses	28,339	20,924	7,415	35.4%
Management fees	3,807	3,104	703	22.6%
Total hotel expenses	65,410	50,075	15,335	30.6%
Property taxes, insurance and other	5,043	4,595	448	9.7%
Depreciation and amortization	11,904	10,517	1,387	13.2%
Advisory services fee	2,064	3,220	(1,156)	(35.9)%
Corporate general and administrative	3,923	1,123	2,800	249.3%
Total expenses	88,344	69,530	18,814	27.1%
Operating income	11,453	8,259	3,194	38.7%
Equity in loss of unconsolidated entity	(2,650)	—	2,650
Interest income	32	4	28	700.0%
Other income (expense)	(10)	139	(149)	107.2%
Interest expense and amortization of loan costs	(10,634)	(9,583)	1,051	11.0%
Write-off of loan costs and exit fees	—	(54)	(54)	(100.0)%
Unrealized gain on marketable securities	—	1,323	1,323	100.0%
Unrealized loss on investment in Ashford Inc.	(1,493)	—	1,493
Unrealized gain (loss) on derivatives	3,533	(32)	3,565	11,140.6%
Income before income taxes	231	56	175	312.5%
Income tax expense	(370)	(481)	(111)	(23.1)%
Net loss	(139)	(425)	(286)	(67.3)%
(Income) loss from consolidated entities attributable to noncontrolling interest	(145)	147	292	198.6%
Net loss attributable to redeemable noncontrolling interests in operating partnership	150	72	78	108.3%
Net loss attributable to the Company	$(134)	$(206)	$(72)	(35.0)%

Net income (loss) represents the operating results of our hotel properties for the three months ended March 31, 2016 and 2015.
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Occupancy	77.77%	78.54%
ADR (average daily rate)	$247.62	$207.97
RevPAR (revenue per available room)	$192.56	$163.35
Rooms revenue (in thousands)	$69,251	$54,497
Total hotel revenue (in thousands)	$99,764	$77,749
The following table illustrates the key performance indicators of the ten hotel properties that were included for the full three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Occupancy	77.72%	78.54%
ADR (average daily rate)	$217.70	$207.97
RevPAR (revenue per available room)	$169.20	$163.35
Rooms revenue (in thousands)	$57,125	$54,497
Total hotel revenue (in thousands)	$79,993	$77,749
Net loss attributable to the Company. Net loss attributable to the Company decreased $72,000, or 35.0%, to $134,000 for the three months ended March 31, 2016 (the “2016 quarter”) compared to the three months ended March 31, 2015 (the “2015 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $14.8 million, or 27.1%, to $69.3 million during the 2016 quarter compared to the 2015 quarter. During the 2016 quarter, we experienced a 77 basis point decrease in occupancy and a 19.1% increase in room rates. Rooms revenue from our ten comparable hotels increased $2.6 million due to higher room rates of 4.7%, partially offset by an 82 basis point decrease in occupancy. Rooms revenue increased (i) $9.8 million at the Ritz-Carlton, St. Thomas as a result of its acquisition in December 2015; (ii) $2.3 million at the Bardessono Hotel as a result of its acquisition in July 2015; (iii) $1.2 million at the San Francisco Courtyard Downtown primarily as a result of 16.8% higher room rates, partially offset by a 307 basis point decrease in occupancy at the hotel; (iv) $853,000 at the Capital Hilton as a result of 3.8% higher room rates and a 346 basis point increase in occupancy; (v) $549,000 at the Tampa Renaissance as a result of 9.4% higher room rates and a 89 basis point increase in occupancy; (vi) $215,000 at the Seattle Courtyard Downtown as a result of 2.6% higher room rates and a 345 basis point increase in occupancy at the hotel; (vii) $168,000 at the Plano Marriott Legacy Town Center as a result of 4.7% higher room rates, partially offset by a 170 basis point decrease in occupancy at the hotel; (viii) $113,000 at the Seattle Marriott Waterfront as a result of 4.0% higher room rates, partially offset by a 203 basis point decrease in occupancy at the hotel; (ix) $110,000 at the Key West Pier House as a result of 1.5% higher room rates, partially offset by a 60 basis point decrease in occupancy at the hotel. These increases were partially offset by decreases of (i) $58,000 at the Hilton La Jolla Torrey Pines due to lower occupancy of 527 basis points, partially offset by a 4.5% higher room rates; (ii) $239,000 at the Sofitel Chicago Water Tower as a result of 5.6% lower room rates and lower occupancy of 118 basis points at the hotel; and (iii) $247,000 at Philadelphia Courtyard due to 3.8% lower room rates and lower occupancy of 151 at the hotel.
Food and Beverage Revenue. Food and beverage revenue from our hotel properties increased $4.6 million, or 22.9%, to $24.9 million during the 2016 quarter compared to the 2015 quarter. This increase is primarily attributable to an increase in food and beverage revenue of $4.3 million at the Ritz-Carlton, St. Thomas and $740,000 at the Bardessono Hotel as a result of their acquisitions in December 2015 and July 2015, respectively. We experienced additional aggregate increase in food and beverage revenue of $372,000 at the Tampa Renaissance, Plano Marriott Legacy Town Center, Seattle Courtyard Downtown, Sofitel Chicago Water Tower and Hilton La Jolla Torrey Pines. These increases were partially offset by a lower food and beverage revenue of $735,000 from the Capital Hilton, Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Philadelphia Courtyard and Key West Pier House.

Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $2.6 million, or 86.9%, to $5.6 million during the 2016 quarter compared to the 2015 quarter. This increase is primarily attributable to an increase in other hotel revenue of $2.2 million at the Ritz-Carlton, St. Thomas and $423,000 at the Bardessono Hotel due to their acquisitions in December 2015 and July 2015, respectively. There was also an aggregate increase of $268,000 at the Plano Marriott Legacy Town Center, Philadelphia Courtyard, Hilton La Jolla Torrey Pines, San Francisco Courtyard Downtown, Key West Pier House, Seattle Marriott Waterfront and Seattle Courtyard Downtown. The increases were partially offset by lower other revenue at the Tampa Renaissance, Capital Hilton and Sofitel Chicago Water Tower of approximately $289,000.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $7,000, or 17.5%, to $33,000 in the 2016 quarter. The decrease is attributable to decreased Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $2.8 million, or 21.9%, to $15.8 million in the 2016 quarter. The increase is attributable to an increase in rooms revenue and the acquisitions of the Ritz-Carlton, St. Thomas and the Bardessono Hotel in 2015. Rooms margin increased 97 basis points from 76.2% to 77.2%.
Food and Beverage Expense. Food and beverage expense increased $4.4 million, or 33.5%, to $17.4 million during the 2016 quarter. The increase is attributable to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015, partially offset by lower food and beverage revenue at our comparable hotels.
Other Operating Expenses. Other operating expenses increased $7.4 million, or 35.4%, to $28.3 million in the 2016 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $897,000 in direct expenses and an increase of $6.5 million in indirect expenses and incentive management fees in the 2016 quarter. Direct expenses were 1.9% of total hotel revenue for the 2016 quarter and 1.2% for the 2015 quarter. The increase in direct expenses is comprised of an increase of a $1.1 million as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015, partially offset by a decrease of $227,000 at our ten comparable hotel properties. The increase in indirect expenses is primarily attributable to (i) an increase in general and administrative costs of $2.5 million, including $735,000 million from our ten comparable hotel properties and $1.7 million from the two acquired hotel properties in 2015; (ii) an increase in marketing costs of $1.2 million, comprised of $434,000 from our ten comparable hotel properties and $724,000 from the two acquired hotel properties; (iii) an increase in repairs and maintenance of $970,000, including $212,000 from our ten comparable hotel properties and $758,000 from our two acquired hotel properties; (iv) an increase in lease expense of $349,000, comprised of $284,000 from our ten comparable hotel properties and $65,000 from our two acquired hotel properties; (v) an increase of $1.2 million in incentive management fees, including $551,000 from our ten comparable hotel properties and $1.2 million from our two acquired hotel properties; and (vi) an increase in energy cost of $419,000, comprised of an increase of $440,000 from our four acquired hotel properties, partially offset by a $21,000 decrease from our ten comparable hotel properties.
Management Fees. Base management fees increased $703,000, or 22.6%, to $3.8 million in the 2016 quarter. The increase is comprised of an increase of $593,000 as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 as well as an increase of $110,000 from our ten comparable hotels due to higher hotel revenue in the 2016 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $448,000, or 9.7%, to $5.0 million in the 2016 quarter. The increase is attributable to the acquisition of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015.
Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 13.2%, to $11.9 million for the 2016 quarter compared to the 2015 quarter, which is attributable to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015.
Advisory Services Fee. Advisory services fee decreased $1.2 million, or 35.9%, to $2.1 million in the 2016 quarter compared to the 2015 quarter as a result of decreases in base fee of $180,000 and equity-based compensation of $1.1 million, partially offset by an increase in reimbursable overhead and internal audit, insurance claims advisory and asset management services of $106,000. We are party to an advisory agreement with our advisor, Ashford LLC, a subsidiary of Ashford Inc. In 2016, we recorded an advisory services fee of $2.1 million which included a base advisory fee of $2.0 million, reimbursable overhead, internal audit, insurance claims advisory and asset management services of $652,000, and a credit to equity-based compensation of $613,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services. For the 2015 quarter, we incurred an advisory services fee of $3.2 million, which included a base advisory fee of $2.2 million, reimbursable overhead and internal audit, insurance claims advisory and asset management services of $546,000 and equity-based compensation of $469,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.

Corporate General and Administrative. Corporate general and administrative expenses increased $2.8 million, or 249.3%, to $3.9 million in the 2016 quarter compared to the 2015 quarter as a result of increases in professional expenses of $2.1 million and miscellaneous expenses of $876,000, partially offset by decreases in public company costs of $135,000.
Equity in Loss of Unconsolidated Entity. Equity in loss of unconsolidated entity of $2.7 million in the 2016 quarter represented our equity in loss of the AQUA U.S. Fund. There was no equity in loss of unconsolidated entity in the 2015 quarter.
Interest Income. Interest income increased $28,000, or 700.0%, to $32,000 for the 2016 quarter compared to the 2015 quarter.
Other Income (Expense). Other income of $139,000 for the 2015 quarter was related to realized gain on marketable securities which were later exchanged for ownership interest in the AQUA U.S. Fund. For the 2016 quarter, we incurred $10,000 of commissions on purchases of options on Eurodollar futures.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.1 million, or 11.0%, to $10.6 million for the 2016 quarter compared to the 2015 quarter as a result of the increase in interest expense and amortization of loan costs from the financings associated with the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas in 2015. The average LIBOR rates for the 2016 quarter and the 2015 quarter were 0.42% and 0.17%, respectively.
Unrealized Gain on Marketable Securities. Unrealized gain on marketable securities for the 2015 quarter of $1.3 million is based on changes in closing market prices during the period. There was no unrealized gain/loss on marketable securities for the 2016 quarter.
Unrealized Loss on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. of $1.5 million represents the fair value adjustment for the 2016 quarter on our investment in Ashford Inc. There was no unrealized gain/loss on investment in Ashford Inc. for the 2015 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $3.5 million for the 2016 quarter consisted of a $3.6 million unrealized gain on interest rate floors and a $20,000 unrealized gain on options on futures contracts, partially offset by an unrealized loss on interest rate caps of $47,000. In the 2015 quarter, we had an unrealized loss of $32,000 on interest rate caps. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax Expense. Income tax expense decreased $111,000, or 23.1%, to $370,000. The decrease in income tax expense was primarily due to an increase in certain indirect expenses recognized by our TRS entity that operates two hotels owned by a consolidated partnership.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. The noncontrolling interest partner in consolidated entities was allocated income of $145,000 and loss of $147,000 for the 2016 quarter and the 2015 quarter, respectively. At March 31, 2016, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $150,000 and $72,000 for the 2016 quarter and the 2015 quarter, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 12.75% and 25.86% as of March 31, 2016 and 2015, respectively.
Seasonality
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. We anticipate that our cash flows from the operations of our properties and cash on hand will be sufficient to enable us to make quarterly distributions to maintain our REIT status. To the extent that cash flows from operations and cash on hand are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize borrowings to fund distributions required to maintain our REIT status. However, we cannot make any assurances that we will make distributions in the future.
Contractual Obligations and Commitments
There have been no material changes since December 31, 2015, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 10-K.

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
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 10-K. There have been no material changes in these critical accounting policies.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and AFFO are made to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as write-off of loan costs and exit fees, strategic alternatives and other deal costs and the advisory services incentive fee and non-cash items such as amortization of unfavorable management contract liabilities, unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, other (income) expense, non-employee stock/unit-based compensation and the Company’s portion of unrealized loss of investment in securities investment fund. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended March 31,
	2016	2015
Net loss	$(139)	$(425)
(Income) loss from consolidated entities attributable to noncontrolling interest	(145)	147
Net loss attributable to redeemable noncontrolling interests in operating partnership	150	72
Net loss attributable to the Company	(134)	(206)
Interest income	(32)	(4)
Interest expense and amortization of loan costs (1)	10,229	9,208
Depreciation and amortization (1)	11,200	9,788
Income tax expense	370	481
Net loss attributable to redeemable noncontrolling interests in operating partnership	(150)	(72)
EBITDA available to the Company and OP unitholders	21,483	19,195
Amortization of unfavorable management contract liabilities	(39)	(39)
Write-off of loan costs and exit fees	—	54
Unrealized (gain) loss on investments	1,493	(1,323)
Unrealized (gain) loss on derivatives (1)	(3,533)	29
Other (income) expense (2)	10	(139)
Non-cash, non-employee stock/unit-based compensation	(613)	469
Strategic alternatives and other deal costs	3,313	272
Advisory services incentive fee (3)	(319)	—
Company’s portion of unrealized loss of investment in securities investment fund	2,650	—
Adjusted EBITDA available to the Company and OP unitholders	$24,445	$18,518
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended March 31,
	2016	2015
Interest expense and amortization of loan costs	$(405)	$(375)
Depreciation and amortization	(704)	(729)
Unrealized loss on derivatives	—	(3)

(2)	Other income, primarily consisting of net realized gain/loss on marketable securities is excluded from Adjusted EBITDA.

(3)
The advisory services incentive fee is subject to the FCCR Condition (as defined in the advisory agreement) and is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the advisory services incentive fee relates and on January 15 of the next two successive years. The adjustment for the three months ended March 31, 2016 reflects the pro-rata portion of the second installment payable on January 15, 2017, subject to the FCCR Condition.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, strategic alternatives and other deal costs, write-off of loan costs and exit fees and advisory services incentive fee and non-cash items such as unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, other (income) expense, non-employee stock/unit-based compensation and the Company’s portion of unrealized loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated and combined consolidated financial statements.
The following table reconciles net income to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2016	2015
Net loss	$(139)	$(425)
(Income) loss from consolidated entities attributable to noncontrolling interest	(145)	147
Net loss attributable to redeemable noncontrolling interests in operating partnership	150	72
Preferred dividends	(894)	—
Net loss attributable to the Company	(1,028)	(206)
Depreciation and amortization on real estate (1)	11,200	9,788
Net loss attributable to redeemable noncontrolling interests in operating partnership	(150)	(72)
FFO available to common stockholders and OP unitholders	10,022	9,510
Preferred dividends	894	—
Unrealized (gain) loss on investments	1,493	(1,323)
Unrealized (gain) loss on derivatives (1)	(3,533)	29
Other (income) expense (2)	10	(139)
Non-cash, non-employee stock/unit-based compensation	(613)	469
Strategic alternatives and other deal costs	3,313	272
Write-off of loan costs and exit fees	—	54
Advisory services incentive fee (3)	(319)	—
Company’s portion of unrealized loss of investment in securities investment fund	2,650	—
Adjusted FFO available to the Company and OP unitholders	$13,917	$8,872
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended March 31,
	2016	2015
Depreciation and amortization on real estate	$(704)	$(729)
Unrealized loss on derivatives	—	(3)

(2)	Other income, primarily consisting of net realized gain/loss on marketable securities is excluded from Adjusted EBITDA.

(3)
The advisory services incentive fee is subject to the FCCR Condition (as defined in the advisory agreement) and is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the advisory services incentive fee relates and on January 15 of the next two successive years. The adjustment for the three months ended March 31, 2016 reflects the pro-rata portion of the second installment payable on January 15, 2017, subject to the FCCR Condition.

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	358	100	358
Marriott	Plano, TX	Full	404	100	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott	Seattle, WA	Select	250	100	250
Courtyard by Marriott	San Francisco, CA	Select	405	100	405
Sofitel	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz Carlton St. Thomas	St. Thomas, USVI	Full	180	100	180
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296
Renaissance (2)	Tampa, FL	Full	293	100	293
Bardessono Hotel and Spa (3)	Yountville, CA	Full	62	100	62
Total			3,952		3,717
________

(1)	The ground lease expires in 2043.

(2)	The ground lease expires in 2080.

(3)	The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At March 31, 2016, our total indebtedness of $838.1 million included $426.7 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2016, would be approximately $1.1 million per year. Interest rate changes will have no impact on the remaining $411.4 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2016, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively for an initial total upfront cost of $3.5 million. Our total exposure is capped at our initial total upfront cost of $3.5 million.
We have purchased options on Eurodollar futures to hedge our cash flow risk for total upfront costs of $496,000, including commissions of $70,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Sessa Litigation
On February 3, 2016, Sessa Capital (Master), L.P. (“Sessa”) filed an action (the “Maryland Action”) in the Circuit Court for Baltimore City, Maryland, captioned Sessa Capital (Master) L.P. v. Bennett, et al., Case No. 24-C-16-000557 (Baltimore City Cir. Ct. 2016), against Ashford Prime, the members of the Ashford Prime board of directors, Ashford LLC and Ashford Inc. The Maryland Action generally alleged that the directors of Ashford Prime breached their fiduciary duties in connection with the June Amendments to the Company’s advisory agreement with Ashford LLC. The Maryland Action also alleged that Ashford Inc. aided and abetted those breaches of fiduciary duties. On February 29, 2016, the Company filed a motion to dismiss the Maryland Action. On March 14, 2016, Sessa voluntarily dismissed the Maryland Action.
On February 25, 2016, Ashford Prime filed a lawsuit (the “Texas Federal Action”) in the United States District Court for the Northern District of Texas, captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 (N.D. Texas 2016) (DCG), against Sessa, related entities, and Sessa’s proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas Federal Action generally alleges that the defendants violated federal securities laws because Sessa’s proxy materials contain numerous false claims, material misrepresentations and omissions relating to, among other things, the proposed nominees, the financial risks associated with Sessa’s efforts to gain control of the board and Sessa’s plans and strategy for the Company and its assets. Among other remedies, the Texas Federal Action seeks to enjoin Sessa from proceeding with its proxy contest. The outcome of this action is pending.
On March 8, 2016, Ashford Prime filed a lawsuit (the “Texas State Action”) in the District Court of Dallas County, Texas, captioned Ashford Hospital Prime, Inc. v. Sessa Capital (Master) L.P., et al., Cause No. DC-16-02738, against Sessa, related entities, and Sessa’s proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas State Action generally alleges that Sessa’s purported notice of proposed nominees for election to the Ashford Prime board of directors is invalid due to numerous failures by the defendants to comply with material provisions in the Company’s bylaws. Among other things, the Texas State Action seeks a declaratory judgment confirming the inability of Sessa’s proposed director nominees to stand for election at the 2016 annual meeting of stockholders. On March 14, 2016, Sessa removed the Texas State Action from state court to the U.S. District Court for the Northern District of Texas with Cause No. 16-cv-00713. The outcome of this action is pending.
On March 14, 2016, Sessa filed counterclaims and a motion for a preliminary injunction in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting the issuance of shares of Series C Preferred Stock and requiring the board to approve the Sessa candidates, or in the alternative, prohibiting the solicitation of proxies until the board approves the Sessa candidates. On April 2, 2016, Sessa amended its counterclaims alleging that the Company had violated federal proxy solicitation laws by, among other things, stating that Sessa had not complied with the Company’s bylaws and that its purported director nominations are invalid. On April 6, 2016, the Court granted expedited discovery in connection with Sessa’s motion for preliminary injunction and the Company’s anticipated motion for preliminary injunction in the Texas State Action. On April 8, 2016, the Company notified the court that Sessa’s claims relating to the Series C Preferred Stock were moot after the Company unwound the OP Unit enfranchisement preferred equity transaction for the Company’s OP unitholders. The Company filed its motion for preliminary injunction on April 13, 2016. Briefing on the preliminary injunction motions is scheduled to conclude on May 9, 2016. The Company intends to vigorously defend against Sessa’s counterclaims in the Texas Federal Action.

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
The discussion of our business and operations and risk factors discussed in this report should be read together with the risk factors contained in Item 1A of our 2015 10-K, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31 (1)	25	$17.49	—	$75,835,840
February 1 to February 28 (1)	—	—	—	75,835,840
March 1 to March 31 (1)	9,983	11.03	—	75,835,840
Total	10,008	$11.05	—
__________________

(1)
Includes shares that were repurchased from Ashford Trust when former Ashford Trust employees who held restricted shares of Ashford Prime common stock they received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.3	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.4
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction, as filed with the State Department of Assessments and Taxation Maryland ON June 11, 2015 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016)

3.5
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016)

3.6
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State
Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016)

3.7
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on April 27, 2016 (incorporated by reference to Exhibit 3.7 to the Current Report on Form 8-K filed on April 29, 2016)

3.8	Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 12, 2013)
10.1
Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2016)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	May 10, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	May 10, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer