Form 10-Q
period 2016-06-30
Ashford Hospitality Prime, Inc.
filed 2016-08-09
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	25,644,258
(Class)	Outstanding at August 5, 2016

ASHFORD HOSPITALITY PRIME, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments in hotel properties, net	$1,019,958	$1,091,479
Cash and cash equivalents	130,014	105,039
Restricted cash	40,352	33,135
Accounts receivable, net of allowance of $71 and $68, respectively	17,296	13,370
Inventories	1,407	1,451
Note receivable	8,098	8,098
Deferred costs, net	344	755
Prepaid expenses	5,474	3,132
Investment in unconsolidated entity	—	48,365
Investment in Ashford Inc., at fair value	9,744	10,377
Derivative assets	7,001	753
Other assets	2,588	2,543
Intangible assets, net	23,000	23,160
Due from related party, net	532	371
Due from third-party hotel managers	9,771	10,722
Assets held for sale	59,746	—
Total assets	$1,335,325	$1,352,750
Liabilities and Equity
Liabilities:
Indebtedness, net	$776,025	$835,592
Accounts payable and accrued expenses	58,286	43,568
Dividends and distributions payable	4,962	3,439
Unfavorable management contract liability, net	—	158
Due to Ashford Trust OP, net	15	528
Due to Ashford Inc., net	5,907	6,369
Due to third-party hotel managers	1,193	1,158
Intangible liability, net	3,654	3,682
Other liabilities	1,297	1,181
Liabilities related to assets held for sale	57,859	—
Total liabilities	$909,198	$895,675
Commitments and contingencies (Note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 2,890,850 and 2,600,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	65,997	62,248
Redeemable noncontrolling interests in operating partnership	62,509	61,781
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 26,273,885 and 28,471,775 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	262	285
Additional paid-in capital	408,078	438,347
Accumulated deficit	(104,971)	(99,773)
Total stockholders’ equity of the Company	303,369	338,859
Noncontrolling interest in consolidated entities	(5,748)	(5,813)
Total equity	297,621	333,046
Total liabilities and equity	$1,335,325	$1,352,750
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Rooms	$79,583	$67,787	$148,834	$122,284
Food and beverage	27,051	21,792	51,916	42,022
Other	5,761	3,221	11,409	6,243
Total hotel revenue	112,395	92,800	212,159	170,549
Other	37	37	70	77
Total revenue	112,432	92,837	212,229	170,626
Expenses
Hotel operating expenses:
Rooms	17,096	14,113	32,915	27,091
Food and beverage	18,267	13,539	35,712	26,608
Other expenses	30,335	22,973	58,674	43,897
Management fees	4,331	3,751	8,138	6,855
Total hotel expenses	70,029	54,376	135,439	104,451
Property taxes, insurance and other	4,514	4,601	9,557	9,196
Depreciation and amortization	11,263	10,559	23,167	21,076
Advisory services fee	5,835	3,042	7,899	6,262
Transaction costs	438	—	438	—
Corporate general and administrative	9,838	1,185	13,761	2,308
Total expenses	101,917	73,763	190,261	143,293
Operating income	10,515	19,074	21,968	27,333
Equity in earnings (loss) of unconsolidated entities	63	(820)	(2,587)	(820)
Interest income	50	5	82	9
Other income (expense)	—	1,153	(10)	1,292
Interest expense and amortization of loan costs	(10,637)	(9,129)	(21,271)	(18,712)
Write-off of loan costs and exit fees	—	—	—	(54)
Unrealized loss on marketable securities	—	(1,323)	—	—
Unrealized gain (loss) on investments in Ashford Inc.	860	—	(633)	—
Unrealized gain (loss) on derivatives	2,597	(8)	6,130	(40)
Income before income taxes	3,448	8,952	3,679	9,008
Income tax (expense) benefit	(1,156)	172	(1,526)	(309)
Net income	2,292	9,124	2,153	8,699
(Income) loss from consolidated entities attributable to noncontrolling interests	80	(125)	(65)	22
Net income attributable to redeemable noncontrolling interests in operating partnership	(184)	(2,275)	(34)	(2,203)
Net income attributable to the Company	2,188	6,724	2,054	6,518
Preferred dividends	(978)	(198)	(1,872)	(198)
Net income attributable to common stockholders	$1,210	$6,526	$182	$6,320
Income per share - basic:
Net income attributable to common stockholders	$0.04	$0.27	$—	$0.26
Weighted average common shares outstanding – basic	27,916	24,017	28,121	24,043
Income per share - diluted:
Net income attributable to common stockholders	$0.04	$0.27	$—	$0.26
Weighted average common shares outstanding – diluted	32,418	24,773	28,224	32,519
Dividends declared per common share	$0.12	$0.10	$0.22	$0.15

See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,292	$9,124	$2,153	$8,699
Other comprehensive income, net of tax:
Total other comprehensive income	—	—	—	—
Total comprehensive income	2,292	9,124	2,153	8,699
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	80	(125)	(65)	22
Comprehensive income attributable to noncontrolling interests in operating partnership	(184)	(2,275)	(34)	(2,203)
Comprehensive income attributable to the Company	$2,188	$6,724	$2,054	$6,518
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount
Balance at January 1, 2016	28,472	$285	$438,347	$(99,773)	$(5,813)	$333,046	$61,781
Repurchase of common stock	(2,263)	(23)	(30,139)	—	—	(30,162)	—
Equity-based compensation	—	—	(130)	—	—	(130)	2,436
Issuance of restricted shares/units	66	—	—	—	—	—	19
Forfeiture of restricted common shares	(1)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(5,975)	—	(5,975)	—
Dividends declared – preferred stock	—	—	—	(1,872)	—	(1,872)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,166)
Net income	—	—	—	2,054	65	2,119	34
Redemption value adjustment	—	—	—	595	—	595	(595)
Balance at June 30, 2016	26,274	$262	$408,078	$(104,971)	$(5,748)	$297,621	$62,509
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$2,153	$8,699
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	23,167	21,076
Equity-based compensation	2,306	1,165
Bad debt expense	91	59
Amortization of loan costs	1,639	1,193
Write-off of loan costs and exit fees	—	54
Amortization of intangibles	27	(108)
Realized and unrealized gain on marketable securities	—	(1,068)
Realized and unrealized (gain) loss on derivatives	(6,130)	40
Unrealized loss on investment in Ashford Inc.	633	—
Purchases of trading securities	—	(105,878)
Sales of trading securities	—	55,654
Equity in loss of unconsolidated entity	2,587	820
Deferred tax (benefit) expense	135	(875)
Payments for derivatives	(114)	—
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Restricted cash	(13,692)	(926)
Accounts receivable and inventories	(4,624)	(886)
Prepaid expenses and other assets	(3,218)	(1,621)
Accounts payable and accrued expenses	14,046	4,316
Due to/from related party, net	(182)	(108)
Due to/from third-party hotel managers	(703)	(2,385)
Due to/from Ashford Trust OP, net	(513)	198
Due to Ashford Inc.	1,827	(142)
Other liabilities	116	(40)
Net cash provided by (used in) operating activities	19,551	(20,763)

Cash Flows from Investing Activities
Acquisition of hotel properties, net of cash acquired	—	(3,750)
Proceeds from liquidation of AQUA U.S. Fund	43,489	—
Proceeds from property insurance	—	24
Change in restricted cash related to improvements and additions to hotel properties	4,835	1,200
Improvements and additions to hotel properties	(6,947)	(8,698)
Net cash provided by (used in) investing activities	41,377	(11,224)

Cash Flows from Financing Activities
Borrowings on indebtedness	—	70,000
Repayments of indebtedness	(4,252)	(72,872)
Payments of loan costs and exit fees	(20)	(1,048)
Payments for derivatives	(4)	(8)
Repurchase of common stock	(24,705)	(8,875)
Payments for dividends and distributions	(7,582)	(3,310)
Issuance of preferred stock	4,387	62,823
Issuance of common stock	—	3,104
Forfeiture of restricted shares/units	—	(5)
Redemption of operating partnership units	—	(5,856)
Distributions to a noncontrolling interest in a consolidated entity	(3,766)	(2,938)
Other	19	—
Net cash provided by (used in) financing activities	(35,923)	41,015

Net change in cash and cash equivalents	25,005	9,028
Cash and cash equivalents at beginning of period	105,039	171,439
Cash held for sale at end of period	(30)	—
Cash and cash equivalents at end of period	$130,014	$180,467

	Six Months Ended June 30,
	2016	2015
Supplemental Cash Flow Information
Interest paid	$19,645	$17,121
Income taxes paid	348	1,212
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Investment in unconsolidated entity	$—	$51,292
Stock repurchase accrued but not paid	5,457	—
Dividends and distributions declared but not paid	4,962	3,518
Capital expenditures accrued but not paid	734	780
Receivable related to liquidation of AQUA U.S. Fund	2,289	—
Accrued preferred stock offering expenses	201	—
Non-cash preferred stock offering expense	479	—
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
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from, and remains an affiliate of, Ashford Trust. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of June 30, 2016, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed two of our twelve hotel properties. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.
The accompanying consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of June 30, 2016, own and operate twelve hotels in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,952 total rooms, or 3,717 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of June 30, 2016, eleven of our twelve hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property is owned by a TRS entity. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations. As of June 30, 2016, nine hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
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
The following items affect reporting comparability of our historical consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three and six months ended June 30, 2016 and 2015, we have not recorded any impairment charges.
Assets Held for Sale—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity or group of components that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. The definitive agreement to sell the Courtyard Seattle Downtown entered into on May 20, 2016 and was sold on July 1, 2016. As such, this hotel has been reclassified as held for sale assets as of June 30, 2016. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. The sale of this hotel does not represent a strategic shift that has (or will have) a major effect on our operations or financial results. Therefore, the results of operations of the Courtyard Seattle Downtown were not reclassified to discontinued operations for the three and six months ended June 30, 2016. On July 1, 2016, the sale was completed.
Investment in Unconsolidated Entity—We held an investment in an unconsolidated entity, in which we had an ownership interest of 45.3% that was accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We liquidated our investment on April 30, 2016. We reviewed the investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in loss in unconsolidated entity. No such impairment was recorded in the three and six months ended June 30, 2016. We also hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.6% ownership interest in Ashford Inc. and had a fair value of $9.7 million at June 30, 2016. This investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.

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
Recently Adopted Accounting Standards—In February 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.
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
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$210,696	$227,620
Buildings and improvements	967,542	1,017,086
Furniture, fixtures and equipment	63,566	68,529
Construction in progress	2,315	2,386
Total cost	1,244,119	1,315,621
Accumulated depreciation	(224,161)	(224,142)
Investments in hotel properties, net	$1,019,958	$1,091,479

Final Purchase Price Allocation
Ritz-Carlton St. Thomas
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton St. Thomas in St. Thomas, U.S. Virgin Islands for total consideration of $64.0 million. Subsequent to the close of the transaction, we completed the financing of a $42.0 million mortgage loan. See note 7. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was prepared with the assistance of a third-party appraisal firm during the three months ended March 31, 2016. The final purchase price allocation resulted in adjustments to land, buildings and improvements and furniture, fixtures and equipment, which resulted in a $25,000 increase in depreciation expense for the six months ended June 30, 2016. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

	Preliminary Allocations as of December 31, 2015	Adjustments	Final Allocations as of June 30, 2016
Land	$25,264	$269	$25,533
Buildings and improvements	34,853	(3,100)	31,753
Furniture, fixtures, and equipment	3,883	2,831	6,714
	$64,000	$—	$64,000

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Assets Held For Sale
On May 20, 2016, one of our subsidiaries entered into a definitive agreement to sell the Courtyard Seattle Downtown for $84.5 million in cash. At June 30, 2016, the Courtyard Seattle Downtown was classified as held for sale in the consolidated balance sheet based on methodologies discussed in note 2. Since the sale of the hotel property does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. Depreciation and amortization were ceased as of the date the assets were deemed held for sale. For the three and six months ended June 30, 2016, total revenue of $4.8 million and $8.0 million, respectively, and net income of $780,000 and $660,000, respectively, was included in our consolidated statements of operations. The sale closed on July 1, 2016.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at June 30, 2016 were as follows:

June 30, 2016
Assets
Investments in hotel properties, net	$55,450
Cash and cash equivalents	30
Restricted cash	1,640
Accounts receivable	877
Prepaid expenses	35
Other assets	25
Due from related party, net	1,689
Assets held for sale	$59,746

Liabilities
Indebtedness, net	$56,523
Accounts payable and accrued expenses	1,239
Unfavorable management contract liability, net	97
Liabilities related to assets held for sale	$57,859
5. Note Receivable
As of June 30, 2016 and December 31, 2015, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 7.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Investment in Unconsolidated Entity
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 45.3% ownership interest in the AQUA U.S. Fund, previously named the REHE Fund. The AQUA U.S. Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of and for the three and six months ended June 30, 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invests substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the AQUA U.S. Fund.
During the second quarter of 2016, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back which is expected to be paid upon completion of the audit of the AQUA U.S. Fund’s financial statements, or sooner at the general partner’s discretion. As of June 30, 2016, we have a receivable from the AQUA U.S. Fund of $2.3 million.
The following tables summarize the condensed balance sheet as of December 31, 2015 and the condensed statements of operations for the three and six months ended June 30, 2016 and 2015 of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternative (U.S.) Fund, LP
Condensed Balance Sheet
(unaudited)

December 31, 2015
Total assets	$106,792
Partners’ capital	106,792
Total liabilities and partners’ capital	$106,792
Our ownership interest in the AQUA U.S. Fund	$48,365
Ashford Quantitative Alternative (U.S.) Fund, LP
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total investment income	$34	$216	$52	$223
Net expenses	(73)	(33)	(262)	(31)
Net investment income (expense)	(39)	183	(210)	192
Net unrealized gain (loss) on investments	(178)	(3,028)	940	(2,982)
Net realized gain (loss) on investments	470	1,033	(6,331)	1,030
Net income (loss) attributable to the AQUA U.S. Fund	$253	(1,812)	$(5,601)	(1,760)
Our equity in earnings (loss) of the AQUA U.S. Fund	$63	$(820)	$(2,587)	$(820)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represented our share of the AQUA U.S. Fund’s loss for the three and six months ended June 30, 2016 and 2015. We were not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but did share pro-rata in all other applicable expenses of the AQUA U.S. Fund. As of December 31, 2015, we owned an approximate 45.3% ownership interest in the AQUA U.S. Fund.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
As of June 30, 2016 and December 31, 2015, we held approximately 195,000 shares of Ashford Inc. common stock. This represented an approximate 9.6% and 9.7% ownership interest in Ashford Inc. as of June 30, 2016 and December 31, 2015, respectively. See notes 10 and 11.
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
The following tables summarize the condensed balance sheets as of June 30, 2016 and December 31, 2015, and the condensed statements of operations for the three and six months ended June 30, 2016, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
Total assets	$126,312	$166,991
Total liabilities	37,608	30,115
Redeemable noncontrolling interests	1,267	240
Total stockholders’ equity of Ashford Inc.	32,374	32,165
Noncontrolling interests in consolidated entities	55,063	104,471
Total equity	87,437	136,636
Total liabilities and equity	$126,312	$166,991
Our investment in Ashford Inc., at fair value	$9,744	$10,377
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Total revenue	$18,152	$31,561
Total operating expenses	(20,344)	(34,265)
Operating loss	(2,192)	(2,704)
Realized and unrealized loss on investment in unconsolidated entity	—	(1,460)
Realized and unrealized (gain) loss on investments	236	(5,448)
Other	22	(80)
Income tax expense	655	15
Net loss	(1,279)	(9,677)
(Income) loss from consolidated entities attributable to noncontrolling interests	(182)	6,366
Net loss attributable to redeemable noncontrolling interests	355	473
Net loss attributable to Ashford Inc.	$(1,106)	$(2,838)
Our unrealized gain (loss) on investment in Ashford Inc.	$860	$(633)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2016	December 31, 2015
Secured revolving credit facility(3)	None	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) + 2.25% to 3.75%	$—	$—
Mortgage loan(4)	1 hotel	March 2017	LIBOR(1) + 2.30%	80,000	80,000
Mortgage loan(5)	1 hotel	March 2017	LIBOR(1) + 2.25%	70,000	70,000
Mortgage loan(6)	1 hotel	April 2017	5.91%	33,134	33,381
Mortgage loan (9)	2 hotel	April 2017	5.95%	121,475	122,374
Mortgage loan	3 hotels	April 2017	5.95%	247,191	249,020
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	40,000	40,000
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	42,000	42,000
TIF loan(6) (7)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan(8)	2 hotels	November 2019	LIBOR(1) + 2.65%	194,082	195,359
				835,980	840,232
Deferred loan costs, net				(3,432)	(4,640)
Total indebtedness				$832,548	$835,592
Indebtedness related to assets held for sale (9)		April 2017	5.95%	56,556
Deferred loan costs, net				(33)
				$776,025
__________________

(1)	LIBOR rates were 0.465% and 0.430% at June 30, 2016 and December 31, 2015, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%.

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

(4)	This loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in March 2016.

(5)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

(6)	These loans are collateralized by the same property.

(7)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See note 5.

(8)	This loan has two one-year extension options, subject to satisfaction of certain conditions.

(9)
This mortgage loan included a balance of $56.6 million related to the Courtyard Seattle Downtown that is included in “liabilities related to assets held for sale” on the condensed consolidated balance sheet. Approximately $65 million of the mortgage loan was repaid upon the sale of Courtyard Seattle Downtown which occurred on July 1, 2016. See notes 4 and 18.

We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Income Per Share
The following table reconciles the amounts used in calculating basic and diluted income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common stockholders - Basic and diluted:
Net income attributable to the Company	$2,188	$6,724	$2,054	$6,518
Less: Dividends on preferred stock	(978)	(198)	(1,872)	(198)
Less: Dividends on common stock	(3,140)	(2,418)	(5,977)	(3,616)
Less: Dividends on unvested performance stock units	(19)	(35)	(54)	(35)
Less: Dividends on unvested restricted shares	(13)	(8)	(22)	(13)
Less: Net income allocated to unvested performance stock units	—	(9)	—	(3)
Less: Net income allocated to unvested restricted shares	—	(14)	—	(10)
Undistributed net income (loss) allocated to common stockholders	(1,962)	4,042	(5,871)	2,643
Add back: Dividends on common stock	3,140	2,418	5,977	3,616
Distributed and undistributed net income - basic	$1,178	$6,460	$106	$6,259
Net income attributable to redeemable noncontrolling interests in operating partnership	184	—	—	2,203
Dividends on preferred stock	—	198	—	—
Distributed and undistributed net income - diluted	$1,362	$6,658	$106	$8,462

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	27,916	24,017	28,121	24,043
Effect of assumed conversion of operating partnership units	4,413	—	—	8,476
Effect of assumed conversion of preferred stock	—	756	—	—
Incentive fee shares	89	—	103	—
Weighted average common shares outstanding – diluted	32,418	24,773	28,224	32,519

Income per share - basic:
Net income allocated to common stockholders per share	$0.04	$0.27	$—	$0.26
Income per share - diluted:
Net income allocated to common stockholders per share	$0.04	$0.27	$—	$0.26
Due to their anti-dilutive effect, the computation of diluted income per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$13	$22	$22	$23
Income allocated to unvested performance stock units	19	44	54	38
Income attributable to redeemable noncontrolling interests in operating partnership	—	2,275	34	—
Dividends on preferred stock	978	—	1,872	198
Total	$1,010	$2,341	$1,982	$259
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	63	14	55	25
Effect of unvested performance stock units	108	27	54	14
Effect of assumed conversion of operating partnership units	—	8,437	4,589	—
Effect of assumed conversion of preferred stock	3,562	—	3,501	378
Total	3,733	8,478	8,199	417

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
For the six months ended June 30, 2016, concurrent with the extension of our $80.0 million mortgage loan, we extended our existing interest rate cap with a notional amount of $80.0 million, maturity date of March 2017 and a strike rate of 5.78% for a total cost of $4,500. This instrument was not designated as a cash flow hedge.
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
As of June 30, 2016, we had interest rate caps with notional amounts totaling $368.0 million and strike rates ranging from 2.00% to 5.78%. These instruments had maturity dates ranging from December 2016 to January 2018. As of June 30, 2016, we had interest rate floors with notional amounts totaling $3.0 billion with strike rates of -0.25%. These instruments have a maturity date of July 2020.
Options on Futures Contracts—In March 2016, we purchased an option on Eurodollar futures for an upfront cost of $124,000 and a maturity date of June 2017. In 2015, we purchased options on Eurodollar futures for upfront costs of $372,000 and maturity dates ranging from September 2016 to March 2017.
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
The fair value of interest rate floors is calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. These expected future cash flows are probability-weighted projections based on the contract terms, accounting for both the magnitude and likelihood of potential payments, which are both computed using the appropriate LIBOR forward curve and market implied volatilities as of the valuation date (Level 2 inputs).
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2016
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$6,824	$6,824	(1)
Interest rate derivatives - caps	—	3	3	(1)
Options on futures contracts	174	—	174	(1)
	174	6,827	7,001
Non-derivative assets:
Investment in Ashford Inc.	9,744	—	9,744
Total	$9,918	$6,827	$16,745

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$578	$578	(1)
Interest rate derivatives - caps	—	58	58	(1)
Options on futures contracts	117	—	117	(1)
	117	636	753
Non-derivative assets:
Investment in Ashford Inc.	10,377	—	10,377
Total	$10,494	$636	$11,130
__________________

(1)	Reported as “derivative assets” in the condensed consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$2,687		$—		$6,247		$—
Interest rate derivatives - caps	(13)		(8)		(60)		(40)
Equity put options	—		(388)		—		(1,017)
Equity call options	—		(31)		—		23
Options on futures contracts	(77)		—		(57)		—

Non-derivative assets:
Investment in Ashford Inc.	860		—		(633)		—
Equity - American Depositary Receipt	—		(75)		—		(75)
Equity securities	—		(828)		—		560
U.S. treasury securities	—		(97)		—		53
Total	3,457		(1,427)		5,497		(496)
Liabilities
Derivative liabilities:
Short equity put options	—		373		—		680
Short equity call options	—		797		—		844
Net	$3,457		$(257)		$5,497		$1,028
Total combined
Interest rate derivatives - floors	$2,687		$—		$6,247		$—
Interest rate derivatives - caps	(13)		(8)		(60)		(40)
Options on futures contracts	(77)		—		(57)		—
Total derivatives	2,597	(1)	(8)	(1)	6,130	(1)	(40)	(1)
Unrealized gain (loss) on investment in Ashford Inc.	860		—		(633)		—
Unrealized loss on marketable securities	—		(1,323)		—		—
Realized gain (loss) on marketable securities	—	(2)	1,074	(2)	—	(2)	1,068	(2)
Net	$3,457		$(257)		$5,497		$1,028
__________________

(1)	Reported as “unrealized gain (loss) on derivatives” in the condensed consolidated statements of operations.

(2)	Reported as “other income (expense)” in the condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$9,744	$9,744	$10,377	$10,377
Derivative assets	7,001	7,001	753	753
Financial assets not measured at fair value:
Cash and cash equivalents	$130,014	$130,014	$105,039	$105,039
Restricted cash	40,352	40,352	33,135	33,135
Accounts receivable, net	17,296	17,296	13,370	13,370
Note receivable	8,098	8,945 to 9,887	8,098	9,157 to 10,120
Due from related party, net	532	532	371	371
Due from third-party hotel managers	9,771	9,771	10,722	10,722
Financial liabilities not measured at fair value:
Indebtedness	$835,980	$792,978 to $876,449	$840,232	$801,058 to $885,379
Accounts payable and accrued expenses	58,286	58,286	43,568	43,568
Dividends and distributions payable	4,962	4,962	3,439	3,439
Due to Ashford Trust OP, net	15	15	528	528
Due to Ashford Inc.	5,907	5,907	6,369	6,369
Due to third-party hotel managers	1,193	1,193	1,158	1,158
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at June 30, 2016 and December 31, 2015. We estimated the fair value of the note receivable to be approximately 10.5% to 22.1% higher than the carrying value of $8.1 million at June 30, 2016 and approximately 13.1% to 25.0% higher than the carrying value of $8.1 million at December 31, 2015. This is considered a Level 2 valuation technique.
Investment in Ashford Inc. Fair value of the investment in Ashford Inc. is based on the quoted closing price on the balance sheet date. This is considered a Level 1 valuation technique.
Derivative assets. Fair value of the interest rate derivatives is determined using the net present value of the expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and the counterparties. Fair value of interest rate floors is calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. The fair values of options on futures contracts are valued at their last reported settlement price as of the measurement date. See notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.9% to 104.8% of the carrying value of $836.0 million at June 30, 2016 and approximately 95.3% to 105.4% of the carrying value of $840.2 million at December 31, 2015. This is considered a Level 2 valuation technique.
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
On June 8, 2015, the compensation committee of the board of directors of the Company approved performance-based LTIP units to certain executive officers. The award agreements provide for the grant of a target number of approximately 195,000 performance-based LTIP units that will be settled in common units of the Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2015 and ends on December 31, 2017. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. A total of 389,000 performance-based LTIP units representing 200% of the target were issued. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees. The unamortized fair value of performance-based LTIP units of $2.4 million at June 30, 2016 will be expensed over a period of 1.5 years. Compensation expense of 1.0 million and $691,000 was recorded for the three and six months ended June 30, 2016, and is included in “advisory service fee” on our condensed consolidated statements of operations. No compensation expense was recorded for the three and six months ended June 30, 2015.
As of June 30, 2016, we have issued a total of 760,000 LTIP units (including performance-based LTIP units), all of which, other than approximately 3,000 units issued in March 2015, 6,000 units issued in May 2015 and 389,000 issued in June 2015, respectively, had reached full economic parity with, and are convertible into, common units. For the three and six months ended June 30, 2016, expense of $627,000 and $713,000 was recorded related to LTIP units issued to Ashford LLC’s employees, respectively. For the three and six months ended June 30, 2015, expense of $226,000 and $628,000, respectively, was associated with LTIP units issued to Ashford LLC’s employees. These amounts are included in “advisory services fee.” Expense of $44,000 was recorded for both the three and six months ended June 30, 2016 and expense of $102,000 was recorded for both the three and six months ended June 30, 2015, respectively, which was related to LTIP units issued to our independent directors. These amounts are included in “corporate general and administrative” expense in our condensed consolidated statements of operations. The fair value of the unrecognized cost of LTIP units, which was $1.2 million at June 30, 2016, will be amortized over a period of 2.8 years.
During the three and six months ended June 30, 2016, no common units were redeemed by the holders. During the three months ended June 30, 2015, approximately 113,000 common units with an aggregate fair value of $1.8 million at redemption were redeemed by the holders and, at our election, we issued cash at an average price of $16.23 per unit to satisfy the redemption price. During the six months ended June 30, 2015, approximately 345,000 common units with an aggregate fair value of $5.9 million at redemption were redeemed by the holders and, at our election, we issued cash at an average price of $16.97. Additionally, 30,000 common units with an aggregate fair value of $497,000 at redemption were converted to shares of our common stock during the six months ended June 30, 2015.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Redeemable noncontrolling interests in Ashford Prime OP as of June 30, 2016 and December 31, 2015, were $62.5 million and $61.8 million, respectively, which represented ownership of our operating partnership of 13.19% and 12.75%, respectively. The carrying value of redeemable noncontrolling interests as of June 30, 2016 and December 31, 2015, included adjustments of $12.0 million and $12.5 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three and six months ended June 30, 2016, we allocated net income of $184,000 and $34,000 to the redeemable noncontrolling interests, respectively. For the three and six months ended June 30, 2015, we allocated net income of $2.3 million and $2.2 million to the redeemable noncontrolling interests, respectively. For the three and six months ended June 30, 2016, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $572,000 and $1.1 million, respectively. For the three and six months ended June 30, 2015, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $859,000 and $1.3 million, respectively, These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
On February 1, 2016, Prime GP, as general partner of Ashford Prime OP, entered into the Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (the “Amended Partnership Agreement”). The Amended Partnership Agreement broadens in various ways the rights of the general partner. As consideration for the limited partners of Ashford Prime OP to approve the Amended Partnership Agreement, we agreed to create and provide qualified limited partners the opportunity to purchase shares of Series C Preferred Stock of the Company (the “Series C Preferred Stock”). See note 13.
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
13. Equity and Stock-Based Compensation
Dividends—Common stock dividends declared for the three and six months ended June 30, 2016, were $3.2 million and $6.0 million, respectively. Common stock dividends declared for the three and six months ended June 30, 2015, were $2.5 million and $3.7 million, respectively.
Performance Stock Units—On June 8, 2015, the compensation committee of the board of directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of approximately 155,000 PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2015 and ends on December 31, 2017. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At June 30, 2016, the outstanding PSUs had an unamortized fair value of $1.9 million which is expected to be recognized over a period of 1.50 years. Compensation expense of $810,000 and $412,000 was recorded for the three and six months ended June 30, 2016, respectively, and is included in “advisory service fee” on our condensed consolidated statements of operations. For both the three and six months ended June 30, 2015, $137,000 of expense was associated with PSUs issued to certain executive officers and included in “advisory services fee.”
Restricted Stock Units—For the three and six months ended June 30, 2016, expense of $246,000 and $269,000, respectively, was associated with restricted shares of our common stock issued to Ashford LLC’s employees and included in “advisory services fee” on our condensed consolidated statements of operations. For the three and six months ended June 30, 2015, this expense was $78,000 and $145,000, respectively. Expense of $177,000 was recorded for both the three and six months ended June 30, 2016 and expense of $153,000 was recorded for both the three and six months ended June 30, 2015, respectively, which was associated with shares of our common stock issued to our independent directors was recorded and included in “corporate general and administrative” expense on our condensed consolidated statements of operations. At June 30, 2016, the unrecognized cost of the unvested shares of restricted stock issued to Ashford LLC’s employees was $1.1 million which will be expensed over a period of 2.75 years.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock Repurchases—On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. For the three and six months ended June 30, 2016, we repurchased 2.2 million shares for approximately $30.0 million. During the six months ended June 30, 2015, we repurchased 471,000 shares for approximately $8.1 million. As of June 30, 2016, we have purchased a cumulative 3.6 million shares of our common stock, for approximately $54.2 million, since the program’s inception on November 4, 2014.
Series C Preferred Stock—On February 1, 2016, Prime GP, as general partner of Ashford Prime OP, entered into the Amended Partnership Agreement. The Amended Partnership Agreement broadens in various ways the rights of the general partner. As consideration for the limited partners of Ashford Prime OP to approve the Amended Partnership Agreement, we agreed to create and provide qualified limited partners the opportunity to purchase shares of Series C Preferred Stock of the Company.
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
Noncontrolling Interest in Consolidated Entities—A partner had a noncontrolling ownership interest of 25% in two hotel properties with a total carrying value of $(5.7) million and $(5.8) million at June 30, 2016 and December 31, 2015, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated net loss of $80,000 and net income of $65,000 for the three and six months ended June 30, 2016, respectively, and allocated net income of $125,000 and net loss of $22,000 for the three and six months ended June 30, 2015, respectively.
14. 5.5% Series B Cumulative Convertible Preferred Stock
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
On December 4, 2015, we entered into an agreement to exchange the 5.50% Series A Preferred Stock, par value $0.01 per share for an equal number of shares of our 5.50% Series B Cumulative Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”). The terms and conditions of the Series B Preferred Stock are substantially similar to the Series A Preferred Stock for which it is being exchanged, except that, in contemplation of a public offering of the Series B Preferred Stock, either pursuant to the terms of the Series B Registration Rights Agreement or the Preemptive Rights Agreement, the Series B Preferred Stock contains certain customary anti-dilution provisions. Also in connection with the Exchange, the Company, together with Ashford Prime OP and Ashford LLC, entered into a registration rights agreement for the benefit of certain holders of the Series B Preferred Stock.
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
On April 26, 2016, in connection with a previously announced required public offering, we issued 290,850 shares of our Series B Preferred Stock at $17.24 per share for gross proceeds of $5.0 million. The Series B Preferred Stock offering includes accrued and unpaid dividends since April 15, 2016. Dividends on the Series B Preferred Stock will accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. The offering closed on April 29, 2016. The net proceeds, after deducting underwriting discounts, advisory fees, commissions and other estimated offering expenses payable by the company, were approximately $4.2 million.
At June 30, 2016, we had 2.9 million outstanding shares of Series B Preferred Stock. Due to certain redemption features that are not under our control, the Series B Preferred Stock is classified outside of permanent equity.
The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the three and six months ended June 30, 2016, we declared dividends of $978,000 and $1.9 million, respectively, with respect to shares of Series B Preferred Stock. For the three and six months ended June 30, 2015, we declared dividends of $198,000 with respect to shares of Series A Preferred Stock.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2016, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at June 30, 2016, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from May 31, 2023, through December 31, 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
On March 14, 2016, Sessa filed counterclaims and a motion for a preliminary injunction in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting the issuance of shares of Series C Preferred Stock and requiring the board to approve the Sessa candidates, or in the alternative, prohibiting the solicitation of proxies until the board approves the Sessa candidates. On April 2, 2016, Sessa amended its counterclaims alleging that the Company had violated federal proxy solicitation laws by, among other things, stating that Sessa had not complied with the Company’s bylaws and that its purported director nominations are invalid. On April 6, 2016, the Court granted expedited discovery in connection with Sessa’s motion for preliminary injunction and the Company’s anticipated motion for preliminary injunction in the Texas State Action. On April 8, 2016, the Company notified the court that Sessa’s claims relating to the Series C Preferred Stock were moot after the Company unwound the OP Unit enfranchisement preferred equity transaction for the Company’s OP unitholders. On April 13, 2016, the Company filed its motion for preliminary injunction seeking an order declaring that Sessa’s slate of nominees is invalid and enjoining Sessa from submitting the nominees to stockholders for election to the Board. On May 20, 2016, the court denied Sessa’s motion for a preliminary injunction and granted the Company’s motion for a preliminary injunction. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. Sessa’s appeal is fully briefed and the court heard oral argument on August 2, 2016. There are currently no claims for monetary damages, but Sessa seeks reimbursement for its attorneys’ fees and costs.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotels through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2016 and December 31, 2015, all of our hotel properties were in the U.S. and its territories.
17. Related Party Transactions
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advisory services fee
Base advisory fee	$2,206	$2,164	$4,231	$4,369
Reimbursable expenses (1)	645	436	1,297	982
Equity-based compensation (2)	2,699	442	2,086	911
Incentive fee	285	—	285	—
	$5,835	$3,042	$7,899	$6,262
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
At June 30, 2016 and December 31, 2015, the balance in due to Ashford Trust OP, net, which is associated with reimbursable expenses, was $15,000 and $528,000, respectively. At June 30, 2016 and December 31, 2015, the balance in due to Ashford Inc., which is associated with the advisory services fee, was $5.9 million and $6.4 million, respectively.
18. Subsequent Events
On May 23, 2016, the Company announced it had entered into a definitive agreement to sell the 250-room Courtyard Seattle Downtown for $84.5 million in cash. The sale closed on July 1, 2016. The Company received net proceeds from the disposition of approximately $14.5 million following the repayment of approximately $65 million in debt and other transaction costs.
Subsequent to June 30, 2016, in connection with its stock repurchase program, the Company repurchased an additional 630,000 shares for approximately $9.0 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our”, the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a wholly-owned subsidiary of Ashford Inc., an affiliate of Ashford Trust. “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, our chief executive officer and chairman, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation, which we refer to as “Ashford Prime TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated entity and are wholly-owned by that entity.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of August 5, 2016, we owned interests in eleven hotels in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,702 total rooms, or 3,467 net rooms, excluding those attributable to our joint venture partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., and an affiliate of the Company and Ashford Trust, through an advisory agreement. All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
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
On April 26, 2016, in connection with a previously announced required public offering, we issued 290,850 shares of our 5.50% Series B Preferred Stock at $17.24 per share for gross proceeds of $5.0 million. The Series B preferred stock offering includes accrued and unpaid dividends since April 15, 2016. Dividends on the Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. The offering closed on April 29, 2016. The net proceeds from the sale of the shares after underwriting discounts and commissions were approximately $4.2 million.
On May 23, 2016, the Company announced it had entered into a definitive agreement to sell the 250-room Courtyard Seattle Downtown for $84.5 million in cash. The sale closed on July 1, 2016. The Company received net proceeds from the disposition of approximately $14.5 million following the repayment of approximately $65 million in debt and other transaction costs.
On June 7, 2016, the Weisman Group sent a letter to Mr. Monty J. Bennett, our Chief Executive Officer and Chairman, which outlined a non-binding proposal to acquire the assets of the Company for a total consideration of $1.48 billion (including refinancing of all existing debt of the Company). On June 27, 2016, the Company delivered a letter to the Weisman Group in response to the Weisman Group’s proposal. On July 21, 2016, in a letter to Mr. Monty J. Bennett, the Weisman Group proposed a revised non-binding proposal to acquire the Company for $1.54 billion.
As of June 30, 2016, as part of the $50 million stock repurchase program we repurchased 2.2 million shares for approximately $30.0 million. Subsequent to June 30, 2016, we repurchased an additional 630,000 shares for approximately $9.0 million.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 70.8% and 70.2% of our total hotel revenue for the three and six months ended June 30, 2016, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. From April 8, 2016 through August 5, 2016 we repurchased 2.9 million shares of our common stock for approximately $39.0 million. As of August 5, 2016, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
On April 26, 2016, in connection with a previously announced required public offering, we issued 290,850 shares of our 5.50% Series B Preferred Stock at $17.24 per share for gross proceeds of $5.0 million. The Series B preferred stock offering includes accrued and unpaid dividends since April 15, 2016. Dividends on the Preferred Stock will accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. The offering closed on April 29, 2016. The net proceeds from the sale of the shares after underwriting discounts and commissions were approximately $4.2 million.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.25x and beginning September 30, 2016 to 5.75x; provided, however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. This ratio was 5.92x at June 30, 2016.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.35x. This ratio was 1.78x at June 30, 2016.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. Due to the significant acquisition of Ritz-Carlton St. Thomas in December 2015, our maximum consolidated leverage ratio was raised from 5.75x to 6.25x for three fiscal quarters following the acquisition. As such, we were in compliance with all covenants at June 30, 2016.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 21, 2016, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $300 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of June 30, 2016.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of June 30, 2016, we had $130.0 million of cash and cash equivalents, compared to $105.0 million at December 31, 2015.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $19.6 million for the six months ended June 30, 2016. Net cash flows used in operating activities were $20.8 million for the six months ended June 30, 2015. Cash flows from operations are impacted by changes in hotel operations of our ten comparable hotel properties and the operating results of the Bardessono Hotel, which was acquired on July 9, 2015 and the operating results of the Ritz-Carlton St. Thomas, which was acquired on December 15, 2015. Cash flows from operations are also impacted by changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. Cash flows from operations for the six months ended June 30, 2015 were negatively impacted by $50 million as a result of the net purchases of marketable securities.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2016, net cash flows provided by investing activities were $41.4 million. These cash inflows were primarily attributable to approximately $43.5 million of net proceeds received from the liquidation of AQUA U.S. Fund and $4.8 million of net reductions to restricted cash for capital expenditures. These inflows were partially offset by $6.9 million of capital improvements made to various hotel properties. For the six months ended June 30, 2015, investing activities used net cash flows of $11.2 million. These cash outlays were primarily attributable to cash outflows of $8.7 million of capital improvements made to various hotel properties and a $3.8 million deposit attributable to the acquisition of the Bardessono Hotel and Spa, partially offset by $1.2 million of net reductions to restricted cash for capital expenditures.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2016, net cash flows used in financing activities were $35.9 million. Cash outflows primarily consisted of $24.7 million for the repurchase of common stock under our share repurchase program, $7.6 million for payments of dividends and distributions, $4.3 million for repayments of indebtedness, $3.8 million for distributions to the holder of a noncontrolling interest in consolidated entities, $20,000 for payments of loan costs and exit fees and $4,000 for payments for derivatives. These cash outflows were partially offset by $4.4 million of net proceeds from the issuance of preferred stock as well as other cash inflows of $19,000. For the six months ended June 30, 2015, net cash flows provided by financing activities were $41.0 million. Cash inflows primarily consisted of borrowings on indebtedness of $70.0 million, proceeds from the issuance of preferred stock of $62.8 million and proceeds from a private placement of common stock of $3.1 million. These inflows were partially offset by cash outlays of $72.9 million for repayments of indebtedness, $8.9 million for the purchase of our common stock primarily under our share repurchase program, $5.9 million for the redemption of operating partnership units, $3.3 million for payments of dividends and distributions, $2.9 million for distributions to the holder of a noncontrolling interest in consolidated entities, payments of loan costs and exit fees of $1.0 million and payments for derivatives of $8,000.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table summarizes the changes in key line items from our statements of operations for the three months ended June 30, 2016 and 2015 (in thousands except percentages):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue
Rooms	$79,583	$67,787	$11,796	17.4%
Food and beverage	27,051	21,792	5,259	24.1
Other	5,761	3,221	2,540	78.9
Total hotel revenue	112,395	92,800	19,595	21.1
Other	37	37	—	—
Total revenue	112,432	92,837	19,595	21.1
Expenses
Hotel operating expenses:
Rooms	17,096	14,113	2,983	21.1
Food and beverage	18,267	13,539	4,728	34.9
Other expenses	30,335	22,973	7,362	32.0
Management fees	4,331	3,751	580	15.5
Total hotel expenses	70,029	54,376	15,653	28.8
Property taxes, insurance and other	4,514	4,601	(87)	(1.9)
Depreciation and amortization	11,263	10,559	704	6.7
Advisory services fee	5,835	3,042	2,793	91.8
Transaction costs	438	—	438
Corporate general and administrative	9,838	1,185	8,653	730.2
Total expenses	101,917	73,763	28,154	38.2
Operating income	10,515	19,074	(8,559)	(44.9)
Equity in earnings (loss) of unconsolidated entity	63	(820)	883	107.7
Interest income	50	5	45	900.0
Other income	—	1,153	1,153	—
Interest expense and amortization of loan costs	(10,637)	(9,129)	1,508	16.5
Unrealized loss on marketable securities	—	(1,323)	(1,323)	—
Unrealized gain on investment in Ashford Inc.	860	—	860
Unrealized gain (loss) on derivatives	2,597	(8)	2,605	32,562.5
Income before income taxes	3,448	8,952	(5,504)	(61.5)
Income tax (expense) benefit	(1,156)	172	1,328	772.1
Net income	2,292	9,124	(6,832)	(74.9)
(Income) loss from consolidated entities attributable to noncontrolling interests	80	(125)	205	164.0
Net income attributable to redeemable noncontrolling interests in operating partnership	(184)	(2,275)	(2,091)	(91.9)
Net income attributable to the Company	$2,188	$6,724	$(4,536)	(67.5)%

Net income represents the operating results of our hotel properties for the three months ended June 30, 2016 and 2015. The following table illustrates the key performance indicators of our hotels for the periods indicated:

	Three Months Ended June 30,
	2016	2015
Occupancy	86.47%	86.41%
ADR (average daily rate)	$255.90	$232.44
RevPAR (revenue per available room)	$221.29	$200.86
Rooms revenue (in thousands)	$79,583	$67,787
Total hotel revenue (in thousands)	$112,395	$92,800
The following table illustrates the key performance indicators of the ten hotel properties that were included for the full three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Occupancy	86.54%	86.41%
ADR (average daily rate)	$237.08	$232.44
RevPAR (revenue per available room)	$205.17	$200.86
Rooms revenue (in thousands)	$69,266	$67,787
Total hotel revenue (in thousands)	$94,124	$92,800
Net income attributable to the Company. Net income attributable to the Company decreased $4.5 million, or 67.5% from $6.7 million for the three months ended June 30, 2015 (the “2015 quarter”) to $2.2 million for the three months ended June 30, 2016 (the “2016 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $11.8 million, or 17.4%, to $79.6 million during the 2016 quarter compared to the 2015 quarter. During the 2016 quarter, we experienced a six basis point increase in occupancy and a 10.1% increase in room rates. Rooms revenue from our ten comparable hotel properties increased $1.5 million due to higher room rates of 2.0% and a 13 basis point increase in occupancy. Rooms revenue increased (i) $6.6 million at the Ritz-Carlton St. Thomas as a result of its acquisition in December 2015; (ii) $3.7 million at the Bardessono Hotel as a result of its acquisition in July 2015; (iii) $522,000 at the Seattle Marriott Waterfront primarily as a result of 5.9% higher room rates and a 93 basis point increase in occupancy at the hotel; (iv) $492,000 at the Tampa Renaissance as a result of 12.6% higher room rates and a 64 basis point increase in occupancy at the hotel; (v) $449,000 at the Seattle Courtyard Downtown as a result of 3.4% higher room rates and a 675 basis point increase in occupancy at the hotel; (vi) $430,000 at the Capital Hilton as a result of 1.9% higher room rates and a 135 basis point increase in occupancy at the hotel; (vii) $57,000 at the Plano Marriott Legacy Town Center as a result of 0.2% higher room rates and a 65 basis point increase in occupancy at the hotel; and (viii) $22,000 at the Pier House Resort as a result of 4.3% higher room rates partially offset by a 333 basis point decrease in occupancy at the hotel. These increases were slightly offset by decreases of (i) 184,000 at the San Francisco Courtyard Downtown as a result of a 518 basis point decrease in occupancy partially offset by higher rooms rates of 3.8% at the hotel; (ii) $149,000 at the Philadelphia Courtyard as a result of 0.2% lower rooms rates and a 147 basis point decrease in occupancy at the hotel; (iii) $143,000 at the Hilton La Jolla Torrey Pines as a result of a 98 basis point decrease in occupancy and 1.3% lower room rates at the hotel; and (iv) $18,000 decrease at Sofitel Chicago Water Tower due to 2.7% decrease in room rates partially offset by a 226 basis point increase in occupancy.
Food and Beverage Revenue. Food and beverage revenues from our hotels increased $5.3 million, or 24.1%, to $27.1 million during the 2016 quarter compared to the 2015 quarter. This increase is primarily attributable to an increase in food and beverage revenue of $4.6 million at the Ritz-Carlton St. Thomas and $895,000 at the Bardessono Hotel as a result of their acquisitions in December 2015 and July 2015, respectively. We experienced an additional aggregate increase in food and beverage revenue of $750,000 at the Seattle Marriott Waterfront, Capital Hilton, Sofitel Chicago Water Tower and Seattle Courtyard Downtown. These increases were partially offset by a lower food and beverage revenue of $947,000 from the Hilton La Jolla Torrey Pines, San Francisco Courtyard Downtown, Plano Marriott Legacy Town Center, Philadelphia Courtyard, Pier House Resort and Tampa Renaissance.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $2.5 million, or 78.9%, to $5.8 million during the 2016 quarter compared to the 2015 quarter. The increase is primarily attributable to an increase in other hotel revenue of $2.1 million at the Ritz-Carlton St. Thomas and $401,000 at the Bardessono Hotel due to their acquisitions in December 2015 and July 2015, respectively. There was also an aggregate increase of $423,000 at the Hilton La Jolla Torrey Pines, Plano Marriott Legacy Town Center, Seattle Marriott Waterfront and Tampa Renaissance. The increase was partially offset by lower other revenue at the Sofitel Chicago Water Tower, Capital Hilton, Pier House Resort, San Francisco Courtyard Downtown, Seattle Courtyard Downtown and Philadelphia Courtyard of approximately $382,000.
Other Non-Hotel Revenue. Other non-hotel revenue was $37,000 in both the 2016 quarter and the 2015 quarter. Other non-hotel revenue is comprised of Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $3.0 million, or 21.1%, to $17.1 million in the 2016 quarter compared to the 2015 quarter. The increase is primarily attributable to an increase in rooms revenue and the acquisitions of the Ritz-Carlton St. Thomas and the Bardessono Hotel in 2015.
Food and Beverage Expense. Food and beverage expense increased $4.7 million, or 34.9%, to $18.3 million during the 2016 quarter compared to the 2015 quarter. The increase is primarily attributable to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015, partially offset by lower food and beverage revenue at our ten comparable hotel properties.
Other Operating Expenses. Other operating expenses increased $7.4 million, or 32.0%, to $30.3 million in the 2016 quarter compared to the 2015 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $753,000 in direct expenses and an increase of $6.6 million in indirect expenses and incentive management fees in the 2016 quarter. Direct expenses were 1.5% of total hotel revenue for the 2016 quarter and 1.1% for the 2015 quarter. The increase in direct expenses is comprised of an increase of a $1.1 million as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015, partially offset by a decrease of $321,000 at our ten comparable hotel properties. The increase in indirect expenses is primarily attributable to (i) an increase in general and administrative costs of $2.7 million, including $815,000 from our ten comparable hotel properties and $1.9 million from the two hotel properties acquired in 2015; (ii) an increase in marketing costs of $1.4 million, comprised of $373,000 from our ten comparable hotel properties and $1.0 million from the two acquired hotel properties; (iii) an increase in repairs and maintenance of $801,000, including an increase of $924,000 from our two acquired hotel properties partially offset by a decrease of $123,000 from our ten comparable hotel properties; (iv) an increase in lease expense of $435,000, comprised of an increase of $461,000 from our two acquired hotel properties partially offset by a decrease of $25,000 from our ten comparable hotel properties; (v) an increase of $625,000 in incentive management fees, including $689,000 from our ten comparable hotel properties partially offset by a $64,000 decrease from our two acquired hotel properties; and (vi) an increase in energy costs of $609,000, comprised of an increase of $654,000 from our two acquired hotel properties, partially offset by a $44,000 decrease from our ten comparable hotel properties.
Management Fees. Base management fees increased $580,000, or 15.5%, to $4.3 million in the 2016 quarter compared to the 2015 quarter. The increase is comprised of an increase of $548,000 as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 as well as an increase of $32,000 from our ten comparable hotel properties due to higher hotel revenue in the 2016 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $87,000, or 1.9%, to $4.5 million in the 2016 quarter compared to the 2015 quarter as a result of lower assessments at certain hotel properties offset by higher property taxes, insurance and other as a result of the acquisitions of the Ritz-Carlton St. Thomas and the Bardessono Hotel in 2015.
Depreciation and Amortization. Depreciation and amortization increased $704,000, or 6.7%, to $11.3 million for the 2016 quarter compared to the 2015 quarter. The increase is due to $1.4 million of depreciation and amortization associated with the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and higher depreciation of $403,000 attributable to capital expenditures at our ten comparable hotel properties that have occurred since June 30, 2015, partially offset by lower depreciation of $823,000 as a result of fully depreciated furniture, fixtures and equipment and $230,000 from ceasing depreciation on the Seattle Courtyard Downtown upon it being classified as held for sale.
Advisory Services Fee. Advisory services fee increased $2.8 million, or 91.8%, to $5.8 million in the 2016 quarter compared to the 2015 quarter as a result of increases in equity-based compensation of $2.3 million, incentive fee of $285,000, reimbursable expenses of $209,000 as well as base advisory fee of $42,000. We are party to an advisory agreement with our advisor, Ashford LLC, a subsidiary of Ashford Inc. In the 2016 quarter, we recorded an advisory services fee of $5.8 million which included a base advisory fee of $2.2 million, reimbursable expenses of $645,000, equity-based compensation of $2.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services as well as an incentive fee of $285,000. In the 2015 quarter, we incurred an advisory services fee of $3.0 million, which included a base advisory fee of $2.2 million, reimbursable expenses of $436,000 and equity-based compensation of $442,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.

Transaction Costs. In the 2016 quarter, we recorded transaction costs of $438,000 related to payment of transfer taxes.
Corporate General and Administrative. Corporate general and administrative expenses increased $8.7 million, or 730.2%, to $9.8 million in the 2016 quarter compared to the 2015 quarter as a result of increases in professional fees of $7.6 million, primarily related to the proxy contest and litigation, miscellaneous expenses of $962,000 and public company costs of $96,000. These increases were partially offset by lower equity-based compensation to non-employee directors of $33,000.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in earnings of unconsolidated entity of $63,000 in the 2016 quarter and equity in loss of $820,000 in the 2015 quarter related to our investment in the AQUA U.S. Fund. This investment was liquidated in the 2016 quarter.
Interest Income. Interest income increased $45,000, or 900.0%, to $50,000 for the 2016 quarter compared to the 2015 quarter.
Other Income. We did not recognize any other income for the 2016 quarter. Other income was $1.2 million for the 2015 quarter due to a realized gain on marketable securities of $1.1 million and $78,000 of dividends related to marketable securities.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.5 million, or 16.5%, to $10.6 million for the 2016 quarter compared to the 2015 quarter as a result of the increase in interest expense and amortization of loan costs from the financings associated with the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas in 2015. The average LIBOR rates for the 2016 quarter and the 2015 quarter were 0.42% and 0.18%, respectively.
Unrealized Loss on Marketable Securities. There was no unrealized gain/loss on marketable securities for the 2016 quarter compared to the 2015 quarter. Unrealized loss on marketable securities of $1.3 million for the 2015 quarter was due to the realization of a previously unrealized gain when we made an equity-method investment in the AQUA U.S. Fund.
Unrealized Gain on Investment in Ashford Inc. Unrealized gain on investment in Ashford Inc. of $860,000 represents the fair value adjustment for the 2016 quarter on our investment in Ashford Inc. There was no unrealized gain/loss on investment in Ashford Inc. for the 2015 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives was $2.6 million for the 2016 quarter and consisted of a $2.7 million unrealized gain on interest rate floors, partially offset by a $77,000 unrealized loss on options on futures contracts and an unrealized loss on interest rate caps of $13,000. In the 2015 quarter, we had an unrealized loss of $8,000 on interest rate caps. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed by $1.3 million, or 772.1% from income tax benefit of $172,000 for the 2015 quarter to income tax expense of $1.2 million for the 2016 quarter. This change was primarily due to the partial release in the 2015 quarter of the valuation allowance previously recorded in the full amount of the deferred tax asset held by our wholly-owned TRS as well as an increase in consolidated taxable income in the 2016 quarter compared to the 2015 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated loss of $80,000 and an income of $125,000 for the 2016 quarter and the 2015 quarter, respectively. At June 30, 2016, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $184,000 and $2.3 million for the 2016 quarter and the 2015 quarter, respectively. Redeemable noncontrolling interests in Ashford Prime OP represented ownership interests of 13.19% and 25.85% as of June 30, 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table summarizes the changes in key line items from our statements of operations for the six months ended June 30, 2016 and 2015 (in thousands except percentages):

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Revenue
Rooms	$148,834	$122,284	$26,550	21.7%
Food and beverage	51,916	42,022	9,894	23.5
Other	11,409	6,243	5,166	82.7
Total hotel revenue	212,159	170,549	41,610	24.4
Other	70	77	(7)	(9.1)
Total revenue	212,229	170,626	41,603	24.4
Expenses
Hotel operating expenses:
Rooms	32,915	27,091	5,824	21.5
Food and beverage	35,712	26,608	9,104	34.2
Other expenses	58,674	43,897	14,777	33.7
Management fees	8,138	6,855	1,283	18.7
Total hotel expenses	135,439	104,451	30,988	29.7
Property taxes, insurance and other	9,557	9,196	361	3.9
Depreciation and amortization	23,167	21,076	2,091	9.9
Advisory services fee	7,899	6,262	1,637	26.1
Transaction costs	438	—	438
Corporate general and administrative	13,761	2,308	11,453	496.2
Total expenses	190,261	143,293	46,968	32.8
Operating income	21,968	27,333	(5,365)	(19.6)
Equity in loss of unconsolidated entity	(2,587)	(820)	1,767	215.5
Interest income	82	9	73	811.1
Other income (expense)	(10)	1,292	1,302	100.8
Interest expense and amortization of loan costs	(21,271)	(18,712)	2,559	13.7
Write-off of loan costs and exit fees	—	(54)	(54)	(100.0)
Unrealized loss on investment in Ashford Inc.	(633)	—	633
Unrealized gain (loss) on derivatives	6,130	(40)	6,170	15,425.0
Income before income taxes	3,679	9,008	(5,329)	(59.2)
Income tax expense	(1,526)	(309)	1,217	393.9
Net income	2,153	8,699	(6,546)	(75.3)
(Income) loss from consolidated entities attributable to noncontrolling interests	(65)	22	87	395.5
Net income attributable to redeemable noncontrolling interests in operating partnership	(34)	(2,203)	(2,169)	(98.5)
Net income attributable to the Company	$2,054	$6,518	$4,464	(68.5)%

Net income (loss) represents the operating results of our hotel properties for the six months ended June 30, 2016 and 2015.
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Six Months Ended June 30,
	2016	2015
Occupancy	82.12%	82.50%
ADR (average daily rate)	$251.98	$220.86
RevPAR (revenue per available room)	$206.93	$182.21
Rooms revenue (in thousands)	$148,834	$122,284
Total hotel revenue (in thousands)	$212,159	$170,549
The following table illustrates the key performance indicators of the ten hotel properties that were included for the full six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Occupancy	82.13%	82.50%
ADR (average daily rate)	$227.91	$220.86
RevPAR (revenue per available room)	$187.18	$182.21
Rooms revenue (in thousands)	$126,391	$122,284
Total hotel revenue (in thousands)	$174,117	$170,549
Net income attributable to the Company. Net income attributable to the Company decreased $4.5 million, or 68.5%, to $2.1 million for the six months ended June 30, 2016 (the “2016 period”) compared to the six months ended June 30, 2015 (the “2015 period”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotels increased $26.6 million, or 21.7%, to $148.8 million during the 2016 period compared to the 2015 period. During the 2016 period, we experienced a 14.1% increase in room rates and a 38 basis point decrease in occupancy. Rooms revenue from our ten comparable hotel properties increased $4.1 million due to higher room rates of 3.2%, partially offset by a 37 basis point decrease in occupancy. Rooms revenue increased (i) $16.4 million at the Ritz-Carlton St. Thomas as a result of its acquisition in December 2015; (ii) $6.0 million at the Bardessono Hotel as a result of its acquisition in July 2015; (iii) $1.3 million at the Capital Hilton primarily as a result of 2.6% higher room rates and a 235 basis point increase in occupancy at the hotel; (iv) $1.0 million at the Tampa Renaissance as a result of 10.9% higher room rates and a 78 basis point increase in occupancy at the hotel; (v) $979,000 at the San Francisco Courtyard Downtown as a result of 9.9% higher room rates partially offset by a 414 basis point decrease in occupancy at the hotel; (vi) $664,000 at the Seattle Courtyard Downtown as a result of 3.3% higher room rates and a 508 basis point increase in occupancy at the hotel; (vii) $635,000 at the Seattle Marriott Waterfront as a result of 5.4% higher room rates partially offset by a 58 basis point decrease in occupancy at the hotel; (viii) $224,000 at the Plano Marriott Legacy Town Center as a result of 2.4% higher room rates partially offset by a 53 basis point decrease in occupancy at the hotel; and (ix) $133,000 at the Pier House Resort as a result of 2.9% higher room rates partially offset by a 196 basis point decrease in occupancy at the hotel. These increases were partially offset by decreases of (i) $395,000 at the Philadelphia Courtyard due to 1.7% lower room rates and a 152 basis point decrease in occupancy at the hotel; (ii) $257,000 at the Sofitel Chicago Water Tower as a result of 3.3% lower room rates partially offset by a 48 basis point increase in occupancy at the hotel; and (iii) $201,000 at the Hilton La Jolla Torrey Pines due a 313 basis point decrease in occupancy partially offset by 1.5% higher room rates.
Food and Beverage Revenue. Food and beverage revenue from our hotel properties increased $9.9 million, or 23.5%, to $51.9 million during the 2016 period compared to the 2015 period. This increase is primarily attributable to an increase in food and beverage revenue of $8.8 million at the Ritz-Carlton St. Thomas and $1.6 million at the Bardessono Hotel as a result of their acquisitions in 2015. We experienced an additional aggregate increase in food and beverage revenue of $617,000 at the Sofitel Chicago Water Tower, Seattle Marriott Waterfront, Seattle Courtyard Downtown and Tampa Renaissance. These increases were partially offset by a lower food and beverage revenue of $1.2 million from the Plano Marriott Legacy Town Center, Pier House Resort, Capital Hilton, Philadelphia Courtyard, San Francisco Courtyard Downtown and Hilton La Jolla Torrey Pines.

Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $5.2 million, or 82.7%, to $11.4 million during the 2016 period compared to the 2015 period. This increase is primarily attributable to an increase in other hotel revenue of $4.3 million at the Ritz-Carlton St. Thomas and $824,000 at the Bardessono Hotel due to their acquisitions in 2015. There was also an aggregate increase of $636,000 at the Hilton La Jolla Torrey Pines, Plano Marriott Legacy Town Center, Philadelphia Courtyard, Seattle Marriott Waterfront and San Francisco Courtyard Downtown. The increases were partially offset by lower other revenue at the Sofitel Chicago Water Tower, Capital Hilton, Tampa Renaissance, Pier House Resort and Seattle Courtyard Downtown of approximately $616,000.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $7,000, or 9.1%, to $70,000 in the 2016 period compared to the 2015 period. The decrease is attributable to decreased Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $5.8 million, or 21.5%, to $32.9 million in the 2016 period compared to the 2015 period. The increase is primarily attributable to an increase in rooms revenue and the acquisitions of the Ritz-Carlton St. Thomas and the Bardessono Hotel in 2015.
Food and Beverage Expense. Food and beverage expense increased $9.1 million, or 34.2%, to $35.7 million during the 2016 period compared to the 2015 period. The increase is primarily attributable to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015, partially offset by lower food and beverage revenue at our ten comparable hotel properties.
Other Operating Expenses. Other operating expenses increased $14.8 million, or 33.7%, to $58.7 million in the 2016 period compared to the 2015 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $1.6 million in direct expenses and an increase of $13.1 million in indirect expenses and incentive management fees in the 2016 period compared to the 2015 period. Direct expenses were 1.7% of total hotel revenue for the 2016 period and 1.1% for the 2015 period. The increase in direct expenses is comprised of an increase of a $2.2 million as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 partially offset by a decrease of $548,000 at our ten comparable hotel properties. The increase in indirect expenses is primarily attributable to increases in (i) general and administrative costs of $5.2 million, including $1.1 million from our ten comparable hotel properties and $4.1 million from the two hotel properties acquired in 2015; (ii) marketing costs of $2.6 million, comprised of $671,000 from our ten comparable hotel properties and $1.9 million from the two acquired hotel properties; (iii) repairs and maintenance of $1.8 million, including an increase of $1.9 million from our two acquired hotel properties partially offset by a decrease of $96,000 from our ten comparable hotel properties; (iv) lease expense of $784,000, comprised of an increase of $804,000 from our two acquired hotel properties partially offset by a decrease of $20,000 from our ten comparable hotel properties; (v) incentive management fees of $1.8 million, including $1.2 million from our ten comparable hotel properties and $568,000 from our two acquired hotel properties; and (vi) energy costs of $1.0 million, comprised of an increase of $1.2 million from our two acquired hotel properties, partially offset by a $128,000 decrease from our ten comparable hotel properties.
Management Fees. Base management fees increased $1.3 million, or 18.7%, to $8.1 million in the 2016 period. The increase is comprised of an increase of $1.1 million as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and $141,000 from our ten comparable hotel properties due to higher hotel revenue in the 2016 period.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $361,000, or 3.9%, to $9.6 million in the 2016 period. The increase is attributable to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015.
Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 9.9%, to $23.2 million for the 2016 period compared to the 2015 period. The increase is due to $2.7 million of depreciation and amortization associated with the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and higher depreciation of $809,000 attributable to capital expenditures at our ten comparable hotel properties that have occurred since June 30, 2015, partially offset by lower depreciation of $1.2 million as a result of fully depreciated furniture, fixtures and equipment and $194,000 from ceasing depreciation on the Seattle Courtyard Downtown upon it being classified as held for sale.
Advisory Services Fee. Advisory services fee increased $1.6 million, or 26.1%, to $7.9 million in the 2016 period compared to the 2015 period as a result of increases in equity-based compensation of $1.2 million, incentive fee of $285,000, reimbursable expenses of $315,000 partially offset by a decrease in base advisory fee of $138,000. We are party to an advisory agreement with our advisor, Ashford LLC, a subsidiary of Ashford Inc. In the 2016 period, we recorded an advisory services fee of $7.9 million which included a base advisory fee of $4.2 million, reimbursable expenses of $1.3 million, equity-based compensation of $2.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services as well as an incentive fee of $285,000. In the 2015 period, we incurred an advisory services fee of $6.3 million, which included a base advisory fee of $4.4 million reimbursable expenses of $982,000 and equity-based compensation of $911,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.

Transaction Costs. In the 2016 period, we recorded transaction costs of $438,000 related to payment of transfer taxes.
Corporate General and Administrative. Corporate general and administrative expenses increased $11.5 million, or 496.2%, to $13.8 million in the 2016 period compared to the 2015 period as a result of increases in professional fees of $9.7 million, primarily related to the proxy contest and litigation and miscellaneous expenses of $1.9 million partially offset by lower equity-based compensation to non-employee directors of $33,000 and lower public company costs of $84,000.
Equity in Loss of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $2.6 million in the 2016 period and $820,000 in the 2015 period related to our investment in the AQUA U.S. Fund. This investment was liquidated in the 2016 period.
Interest Income. Interest income increased $73,000, or 811.1%, to $82,000 for the 2016 period compared to the 2015 period.
Other Income (Expense). For the 2016 period, we incurred $10,000 of commissions on purchases of options on Eurodollar futures. Other income of $1.3 million in the 2015 period was related to realized gain of $1.1 million and $223,000 of dividends on marketable securities.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $2.6 million, or 13.7%, to $21.3 million for the 2016 period compared to the 2015 period as a result of the increase in interest expense and amortization of loan costs from the financings associated with the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas in 2015. The average LIBOR rates for the 2016 period and the 2015 period were 0.42% and 0.18%, respectively.
Unrealized Loss on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. of $633,000 represents the fair value adjustment for the 2016 period on our investment in Ashford Inc. There was no unrealized gain/loss on investment in Ashford Inc. for the 2015 period. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $6.1 million for the 2016 period consisted of a $6.2 million unrealized gain on interest rate floors, partially offset by an unrealized loss on interest rate caps of $60,000 and a$57,000 unrealized loss on options on futures contracts. In the 2015 period, we had an unrealized loss of $40,000 on interest rate caps. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax Expense. Income tax expense increased $1.2 million, or 393.9%, to $1.5 million for the 2016 period compared to the 2015 period. This increase was primarily due to the partial release in the 2015 period of the valuation allowance previously recorded in the full amount of the deferred tax asset held by our wholly-owned TRS as well as an increase in consolidated taxable income in the 2016 period compared to the 2015 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. The noncontrolling interest partner in consolidated entities was allocated income of $65,000 and loss of $22,000 for the 2016 period and the 2015 period, respectively. At June 30, 2016, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $34,000 and $2.2 million for the 2016 period and the 2015 period, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 13.19% and 25.85% as of June 30, 2016 and 2015, respectively.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as write-off of loan costs and exit fees, strategic alternatives and other deal costs, transaction costs and non-cash items such as amortization of unfavorable management contract liabilities, unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, other (income) expense, non-employee stock/unit-based compensation and the Company’s portion of unrealized loss of investment in securities investment fund. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,292	$9,124	$2,153	$8,699
(Income) loss from consolidated entities attributable to noncontrolling interests	80	(125)	(65)	22
Net income attributable to redeemable noncontrolling interests in operating partnership	(184)	(2,275)	(34)	(2,203)
Net income attributable to the Company	2,188	6,724	2,054	6,518
Interest income	(50)	(5)	(82)	(9)
Interest expense and amortization of loan costs (1)	10,230	8,751	20,459	17,959
Depreciation and amortization (1)	10,557	9,840	21,757	19,628
Income tax expense	1,156	(172)	1,526	309
Net income attributable to redeemable noncontrolling interests in operating partnership	184	2,275	34	2,203
EBITDA available to the Company and OP unitholders	24,265	27,413	45,748	46,608
Amortization of unfavorable management contract liabilities	(23)	(40)	(62)	(79)
Write-off of loan costs and exit fees	—	—	—	54
Transaction costs	438	—	438	—
Unrealized (gain) loss on investments	(860)	1,323	633	—
Unrealized (gain) loss on derivatives (1)	(2,597)	7	(6,130)	36
Other (income) expense	—	(1,153)	10	(1,292)
Non-cash, non-employee stock/unit-based compensation	2,920	696	2,307	1,166
Legal and advisory costs	8,913	40	12,226	312
Company’s portion of unrealized loss of investment in securities investment fund	(63)	820	2,587	820
Adjusted EBITDA available to the Company and OP unitholders	$32,993	$29,106	$57,757	$47,625
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense and amortization of loan costs	$(407)	$(378)	$(812)	$(753)
Depreciation and amortization	(706)	(719)	(1,410)	(1,448)
Unrealized loss on derivatives	—	(1)	—	(4)
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, strategic alternatives and other deal costs, transaction costs, write-off of loan costs and exit fees and non-cash items such as unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, other (income) expense, non-employee stock/unit-based compensation and the Company’s portion of unrealized loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated and combined consolidated financial statements.
The following table reconciles net income to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,292	$9,124	$2,153	$8,699
(Income) loss from consolidated entities attributable to noncontrolling interests	80	(125)	(65)	22
Net income attributable to redeemable noncontrolling interests in operating partnership	(184)	(2,275)	(34)	(2,203)
Preferred dividends	(978)	(198)	(1,872)	(198)
Net income attributable to the Company	1,210	6,526	182	6,320
Depreciation and amortization on real estate (1)	10,557	9,840	21,757	19,628
Net income attributable to redeemable noncontrolling interests in operating partnership	184	2,275	34	2,203
FFO available to common stockholders and OP unitholders	11,951	18,641	21,973	28,151
Preferred dividends	978	198	1,872	198
Unrealized (gain) loss on investments	(860)	1,323	633	—
Unrealized (gain) loss on derivatives (1)	(2,597)	7	(6,130)	36
Other (income) expense	—	(1,153)	10	(1,292)
Transaction costs	438	—	438	—
Non-cash, non-employee stock/unit-based compensation	2,920	696	2,307	1,166
Legal and advisory costs	8,913	40	12,226	312
Write-off of loan costs and exit fees	—	—	—	54
Company’s portion of unrealized loss of investment in securities investment fund	(63)	820	2,587	820
Adjusted FFO available to the Company and OP unitholders	$21,680	$20,572	$35,916	$29,445
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Depreciation and amortization on real estate	$(706)	$(719)	$(1,410)	$(1,448)
Unrealized loss on derivatives	—	(1)	—	(4)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	358	100	358
Marriott	Plano, TX	Full	404	100	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott (1)	Seattle, WA	Select	250	100	250
Courtyard by Marriott	San Francisco, CA	Select	405	100	405
Sofitel	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz Carlton	St. Thomas, USVI	Full	180	100	180
Ground Lease Properties
Hilton (2)	La Jolla, CA	Full	394	75%	296
Renaissance (3)	Tampa, FL	Full	293	100	293
Bardessono Hotel and Spa (4)	Yountville, CA	Full	62	100	62
Total			3,952		3,717
________

(1)	The hotel property was sold on July 1, 2016.

(2)	The ground lease expires in 2043.

(3)	The ground lease expires in 2080.

(4)	The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At June 30, 2016, our total indebtedness of $836.0 million included $426.1 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2016, would be approximately $1.1 million per year. Interest rate changes will have no impact on the remaining $409.9 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2016, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively for an initial total upfront cost of $3.5 million. Our total exposure is capped at our initial total upfront cost of $3.5 million.
We have purchased options on Eurodollar futures to hedge our cash flow risk for total upfront costs of $496,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
On March 14, 2016, Sessa filed counterclaims and a motion for a preliminary injunction in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting the issuance of shares of Series C Preferred Stock and requiring the board to approve the Sessa candidates, or in the alternative, prohibiting the solicitation of proxies until the board approves the Sessa candidates. On April 2, 2016, Sessa amended its counterclaims alleging that the Company had violated federal proxy solicitation laws by, among other things, stating that Sessa had not complied with the Company’s bylaws and that its purported director nominations are invalid. On April 6, 2016, the Court granted expedited discovery in connection with Sessa’s motion for preliminary injunction and the Company’s anticipated motion for preliminary injunction in the Texas State Action. On April 8, 2016, the Company notified the court that Sessa’s claims relating to the Series C Preferred Stock were moot after the Company unwound the OP Unit enfranchisement preferred equity transaction for the Company’s OP unitholders. On April 13, 2016, the Company filed its motion for preliminary injunction seeking an order declaring that Sessa’s slate of nominees is invalid and enjoining Sessa from submitting the nominees to stockholders for election to the Board. On May 20, 2016, the court denied Sessa’s motion for a preliminary injunction and granted the Company’s motion for a preliminary injunction. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. Sessa’s appeal is fully briefed and the court heard oral argument on August 2, 2016. There are currently no claims for monetary damages, but Sessa seeks reimbursement for its attorneys’ fees and costs.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30 (1) (2)	6,758	$10.25	—	$75,835,840
May 1 to May 31 (2)	526,884	11.30	526,752	69,881,505
June 1 to June 30 (2)	1,719,853	13.97	1,719,800	45,848,159
Total	2,253,495	$13.34	2,246,552
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

3.8	Second Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 9, 2016)
12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	August 9, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	August 9, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer