Form 10-Q
period 2016-09-30
Ashford Hospitality Prime, Inc.
filed 2016-11-09
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	25,969,239
(Class)	Outstanding at November 7, 2016

ASHFORD HOSPITALITY PRIME, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments in hotel properties, net	$1,018,889	$1,091,479
Cash and cash equivalents	128,625	105,039
Restricted cash	41,098	33,135
Accounts receivable, net of allowance of $73 and $68, respectively	17,527	13,370
Inventories	1,401	1,451
Note receivable	8,098	8,098
Deferred costs, net	139	755
Prepaid expenses	4,495	3,132
Investment in unconsolidated entity	—	48,365
Investment in Ashford Inc., at fair value	9,286	10,377
Derivative assets	3,012	753
Other assets	1,623	2,543
Intangible assets, net	22,920	23,160
Due from Ashford Trust OP, net	7	—
Due from related party, net	454	371
Due from third-party hotel managers	6,554	10,722
Total assets	$1,264,128	$1,352,750
Liabilities and Equity
Liabilities:
Indebtedness, net	$766,030	$835,592
Accounts payable and accrued expenses	51,123	43,568
Dividends and distributions payable	4,876	3,439
Unfavorable management contract liability, net	—	158
Due to Ashford Trust OP, net	—	528
Due to Ashford Inc., net	3,721	6,369
Due to third-party hotel managers	1,117	1,158
Intangible liability, net	3,640	3,682
Other liabilities	1,354	1,181
Total liabilities	$831,861	$895,675
Commitments and contingencies (Note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 2,890,850 and 2,600,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	65,960	62,248
Redeemable noncontrolling interests in operating partnership	63,095	61,781
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 25,646,528 and 28,471,775 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	256	285
Additional paid-in capital	399,517	438,347
Accumulated deficit	(90,662)	(99,773)
Total stockholders’ equity of the Company	309,111	338,859
Noncontrolling interest in consolidated entities	(5,899)	(5,813)
Total equity	303,212	333,046
Total liabilities and equity	$1,264,128	$1,352,750
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Rooms	$73,944	$70,584	$222,778	$192,868
Food and beverage	20,106	16,346	72,022	58,368
Other	5,568	3,795	16,977	10,038
Total hotel revenue	99,618	90,725	311,777	261,274
Other	33	34	103	111
Total revenue	99,651	90,759	311,880	261,385
Expenses
Hotel operating expenses:
Rooms	16,926	14,804	49,841	41,895
Food and beverage	15,944	12,318	51,656	38,926
Other expenses	28,249	25,508	86,923	69,405
Management fees	3,820	3,709	11,958	10,564
Total hotel expenses	64,939	56,339	200,378	160,790
Property taxes, insurance and other	5,120	4,585	14,677	13,781
Depreciation and amortization	11,175	11,308	34,342	32,384
Advisory services fee	4,454	3,514	12,353	9,776
Transaction costs	63	255	501	255
Corporate general and administrative	2,653	1,502	16,414	3,810
Total expenses	88,404	77,503	278,665	220,796
Operating income	11,247	13,256	33,215	40,589
Equity in loss of unconsolidated entities	—	(3,399)	(2,587)	(4,219)
Interest income	50	12	132	21
Gain on sale of hotel property	26,359	—	26,359	—
Other income (expense)	(78)	(59)	(88)	1,233
Interest expense and amortization of loan costs	(9,795)	(9,348)	(31,066)	(28,060)
Write-off of loan costs and exit fees	(2,595)	—	(2,595)	(54)
Unrealized loss on investment in Ashford Inc.	(458)	(5,621)	(1,091)	(5,621)
Unrealized gain (loss) on derivatives	(3,912)	(2,061)	2,218	(2,101)
Income (loss) before income taxes	20,818	(7,220)	24,497	1,788
Income tax (expense) benefit	504	(62)	(1,022)	(371)
Net income (loss)	21,322	(7,282)	23,475	1,417
Income from consolidated entities attributable to noncontrolling interests	(2,504)	(1,090)	(2,569)	(1,068)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,960)	1,532	(1,994)	(671)
Net income (loss) attributable to the Company	16,858	(6,840)	18,912	(322)
Preferred dividends	(994)	(895)	(2,866)	(1,093)
Net income (loss) attributable to common stockholders	$15,864	$(7,735)	$16,046	$(1,415)
Income (loss) per share - basic:
Net income (loss) attributable to common stockholders	$0.61	$(0.29)	$0.58	$(0.06)
Weighted average common shares outstanding – basic	25,554	27,162	27,261	25,109
Income (loss) per share - diluted:
Net income (loss) attributable to common stockholders	$0.55	$(0.29)	$0.56	$(0.06)
Weighted average common shares outstanding – diluted	33,874	27,162	31,887	25,109
Dividends declared per common share	$0.12	$0.10	$0.34	$0.25

See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$21,322	$(7,282)	$23,475	$1,417
Other comprehensive income, net of tax:
Total other comprehensive income	—	—	—	—
Total comprehensive income (loss)	21,322	(7,282)	23,475	1,417
Comprehensive income attributable to noncontrolling interests in consolidated entities	(2,504)	(1,090)	(2,569)	(1,068)
Comprehensive (income) loss attributable to noncontrolling interests in operating partnership	(1,960)	1,532	(1,994)	(671)
Comprehensive income (loss) attributable to the Company	$16,858	$(6,840)	$18,912	$(322)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount
Balance at January 1, 2016	28,472	$285	$438,347	$(99,773)	$(5,813)	$333,046	$61,781
Repurchase of common stock	(2,893)	(29)	(39,195)	—	—	(39,224)	—
Equity-based compensation	—	—	365	—	—	365	3,174
Issuance of restricted shares/units	70	—	—	—	—	—	19
Forfeiture of restricted common shares	(2)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(9,070)	—	(9,070)	—
Dividends declared – preferred stock	—	—	—	(2,866)	—	(2,866)	—
Distributions to noncontrolling interests	—	—	—	—	(2,655)	(2,655)	(1,738)
Net income	—	—	—	18,912	2,569	21,481	1,994
Redemption value adjustment	—	—	—	2,135	—	2,135	(2,135)
Balance at September 30, 2016	25,647	$256	$399,517	$(90,662)	$(5,899)	$303,212	$63,095
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$23,475	$1,417
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	34,342	32,384
Equity-based compensation	3,539	2,100
Bad debt expense	156	113
Amortization of loan costs	2,406	1,835
Write-off of loan costs and exit fees	2,595	54
Amortization of intangibles	71	(110)
Gain on sale of hotel property	(26,359)	—
Realized and unrealized gain on marketable securities	—	(1,068)
Unrealized loss on investment in Ashford Inc.	1,091	5,621
Purchases of trading securities	—	(105,878)
Sales of trading securities	—	55,654
Realized and unrealized (gain) loss on derivatives	(2,140)	2,101
Equity in loss of unconsolidated entity	2,587	4,219
Deferred tax (benefit) expense	357	(918)
Payments for derivatives	(114)	(3,853)
Changes in operating assets and liabilities, exclusive of the effect of acquisitions and dispositions of hotel properties:
Restricted cash	(13,912)	(1,433)
Accounts receivable and inventories	(4,082)	(687)
Prepaid expenses and other assets	(1,346)	(1,036)
Accounts payable and accrued expenses	7,928	6,079
Due to/from related party, net	(104)	6
Due to/from third-party hotel managers	4,027	(2,903)
Due to/from Ashford Trust OP, net	(535)	(757)
Due to Ashford Inc.	(359)	(105)
Other liabilities	173	(1)
Net cash provided by (used in) operating activities	33,796	(7,166)

Cash Flows from Investing Activities
Proceeds from property insurance	—	24
Acquisition of hotel properties, net of cash acquired	—	(81,780)
Proceeds from liquidation of AQUA U.S. Fund	43,489	—
Investment in Ashford Inc.	—	(16,623)
Net proceeds from sales of hotel property	82,732	206
Change in restricted cash related to improvements and additions to hotel properties	5,158	(654)
Improvements and additions to hotel properties	(16,615)	(13,945)
Net cash provided by (used in) investing activities	114,764	(112,772)

Cash Flows from Financing Activities
Borrowings on indebtedness	—	70,000
Repayments of indebtedness	(71,283)	(74,886)
Payments of loan costs and exit fees	(2,664)	(1,199)
Payments for derivatives	(5)	(8)
Repurchase of common stock	(39,224)	(8,875)
Payments for dividends and distributions	(12,284)	(7,725)
Issuance of preferred stock	4,233	62,597
Issuance of common stock	—	3,104
Forfeiture of restricted shares/units	—	(7)
Redemption of operating partnership units	—	(5,856)
Distributions to a noncontrolling interest in a consolidated entity	(3,766)	(2,938)
Other	19	—
Net cash provided by (used in) financing activities	(124,974)	34,207

Net change in cash and cash equivalents	23,586	(85,731)
Cash and cash equivalents at beginning of period	105,039	171,439
Cash and cash equivalents at end of period	$128,625	$85,708

	Nine Months Ended September 30,
	2016	2015
Supplemental Cash Flow Information
Interest paid	$29,039	$25,830
Income taxes paid	379	1,788
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Investment in unconsolidated entity	$—	$51,292
Net other assets and liabilities acquired	—	(3,208)
Dividends and distributions declared but not paid	4,876	3,320
Capital expenditures accrued but not paid	1,181	613
Non-cash consideration from sale of property, plant and equipment	—	1,363
Investment in Ashford Inc.	—	1,363
Receivable related to liquidation of AQUA U.S. Fund	2,289	—
Accrued preferred stock offering expenses	—	258
Non-cash preferred stock offering expense	479	—
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
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from, and remains an affiliate of, Ashford Hospitality Trust, Inc. (“Ashford Trust”). All of the hotels in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of September 30, 2016, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, our Chairman and Chief Executive Officer, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed two of our eleven hotel properties. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. On June 22, 2016 and on September 22, 2016, Ashford Inc. amended the agreement extending the date with respect to which Ashford Inc. and Remington Lodging have the right to terminate the agreement if the acquisition is not consummated to April 7, 2017. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.
The accompanying consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of September 30, 2016, own and operate eleven hotels in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes nine wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotels represent 3,702 total rooms, or 3,467 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of September 30, 2016, ten of our eleven hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property is owned by a TRS entity. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotels under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations. As of September 30, 2016, eight hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotels are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
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
The following items affect reporting comparability of our historical consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

•
On July 9, 2015, we acquired the Bardessono Hotel and Spa (“Bardessono Hotel”) and on December 15, 2015, we acquired the Ritz-Carlton St. Thomas, USVI (“Ritz-Carlton St. Thomas”). The operating results of these properties are included in our results of operations as of their acquisition dates.

•	On July 1, 2016, we sold the Courtyard Seattle Downtown.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the three and nine months ended September 30, 2016 and 2015, we have not recorded any impairment charges.
Investment in Unconsolidated Entity and Ashford Inc.—We held an investment in an unconsolidated entity, in which we had an ownership interest of 45.3% that was accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We liquidated our investment in June 2016. We reviewed the investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in loss in unconsolidated entity. No such impairment was recorded in the three and nine months ended September 30, 2016. We also hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $9.3 million at September 30, 2016. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
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
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “advisory services fee” and “management fees,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“LTIP”) units granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Recently Adopted Accounting Standards—In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. The Company is currently evaluating the impact that ASU 2016-13 will have on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - Debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$210,696	$227,620
Buildings and improvements	969,222	1,017,086
Furniture, fixtures and equipment	66,584	68,529
Construction in progress	6,369	2,386
Total cost	1,252,871	1,315,621
Accumulated depreciation	(233,982)	(224,142)
Investments in hotel properties, net	$1,018,889	$1,091,479

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
4. Hotel Disposition
On July 1, 2016, the Company sold the Courtyard Seattle Downtown for $84.5 million in cash. The sale resulted in a gain of $26.4 million for both the three and nine months ended September 30, 2016 and is included in “gain on sale of hotel property” in the condensed consolidated statements of operations. Since the sale of the hotel property does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the condensed consolidated financial statements.
We included the results of operations for these assets through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively. The following table includes the condensed financial information from this hotel property (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total hotel revenue	$—	$5,662	$7,995	$12,877
Total hotel operating expenses	—	(3,163)	(4,463)	(7,174)
Operating income	—	2,499	3,532	5,703
Property taxes, insurance and other	—	(159)	(333)	(472)
Depreciation and amortization	—	(531)	(834)	(1,558)
Gain on sale of hotel property	26,359	—	26,359	—
Interest expense and amortization of loan costs	—	(881)	(1,709)	(2,624)
Net income	26,359	928	27,015	1,049
Net income attributable to redeemable noncontrolling interests in operating partnership	(2,899)	(153)	(2,972)	(173)
Net income attributable to the Company	$23,460	$775	$24,043	$876
5. Note Receivable
As of September 30, 2016 and December 31, 2015, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 7.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Investment in Unconsolidated Entity
Ashford Inc.
As of September 30, 2016 and December 31, 2015, we held approximately 195,000 shares of Ashford Inc. common stock. This represented an approximate 9.7% ownership interest in Ashford Inc. for both September 30, 2016 and December 31, 2015. See notes 10 and 11.
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
The following tables summarize the condensed balance sheets as of September 30, 2016 and December 31, 2015, and the condensed statements of operations for the three and nine months ended September 30, 2016, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2016	December 31, 2015
Total assets	$125,957	$166,991
Total liabilities	35,648	30,115
Redeemable noncontrolling interests	1,386	240
Total stockholders’ equity of Ashford Inc.	34,346	32,165
Noncontrolling interests in consolidated entities	54,577	104,471
Total equity	88,923	136,636
Total liabilities and equity	$125,957	$166,991
Our investment in Ashford Inc., at fair value	$9,286	$10,377

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenue	$16,538	$14,496	$48,099	$42,103
Total operating expenses	(16,673)	(13,219)	(50,938)	(45,600)
Operating income (loss)	(135)	1,277	(2,839)	(3,497)
Realized and unrealized loss on investment in unconsolidated entity	—	(1,954)	(1,460)	(3,020)
Realized and unrealized loss on investments	(441)	(7,826)	(5,889)	(9,781)
Other	59	385	(21)	599
Income tax expense	(575)	(1,036)	(560)	(1,500)
Net loss	(1,092)	(9,154)	(10,769)	(17,199)
Loss from consolidated entities attributable to noncontrolling interests	486	9,208	6,852	13,323
Net loss attributable to redeemable noncontrolling interests	321	—	794	10
Net income (loss) attributable to Ashford Inc.	$(285)	$54	$(3,123)	$(3,866)
Our unrealized loss on investment in Ashford Inc.	$(458)	$(5,621)	$(1,091)	$(5,621)
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 45.3% ownership interest in the AQUA U.S. Fund, previously named the REHE Fund. The AQUA U.S. Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of and for the three and nine months ended September 30, 2016, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invests substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss is limited to our investment in the AQUA U.S. Fund.
During the second quarter of 2016, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back which is expected to be paid upon completion of the audit of the AQUA U.S. Fund’s financial statements, or sooner at the general partner’s discretion. As of September 30, 2016, we held a receivable from the AQUA U.S. Fund of $2.3 million, included in Due to Ashford Inc. on our condensed consolidated balance sheet.
The following tables summarize the condensed balance sheet as of December 31, 2015 and the condensed statements of operations for the three and nine months ended September 30, 2016 and 2015 of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternative (U.S.) Fund, LP
Condensed Balance Sheet
(unaudited)

December 31, 2015
Total assets	$106,792
Partners’ capital	106,792
Total liabilities and partners’ capital	$106,792
Our ownership interest in the AQUA U.S. Fund	$48,365

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Quantitative Alternative (U.S.) Fund, LP
Condensed Statements of Operations
(unaudited)

	Six Months Ended June 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Total investment income	$52	$508	$732
Net expenses	(262)	(205)	(235)
Net investment income (loss)	(210)	303	497
Net unrealized gain (loss) on investments	940	(7,839)	(10,829)
Net realized gain (loss) on investments	(6,331)	29	1,064
Net loss attributable to the AQUA U.S. Fund	$(5,601)	$(7,507)	$(9,268)
Our equity in loss of the AQUA U.S. Fund	$(2,587)	$(3,399)	$(4,219)
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss) and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represented our share of the AQUA U.S. Fund’s loss for the six months ended June 30, 2016 and the three and nine months ended September 30, 2015. We were not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but did share pro-rata in all other applicable expenses of the AQUA U.S. Fund. As of December 31, 2015, we owned an approximate 45.3% ownership interest in the AQUA U.S. Fund.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2016	December 31, 2015
Secured revolving credit facility(3)	None	November 2016	Base Rate (2) + 1.25% to 2.75% or LIBOR(1) + 2.25% to 3.75%	$—	$—
Mortgage loan(4)	1 hotel	March 2017	LIBOR(1) + 2.30%	80,000	80,000
Mortgage loan(5)	1 hotel	March 2017	LIBOR(1) + 2.25%	70,000	70,000
Mortgage loan(6)	1 hotel	April 2017	5.91%	33,010	33,381
Mortgage loan(7)	1 hotel	April 2017	5.95%	56,136	122,374
Mortgage loan	3 hotels	April 2017	5.95%	246,277	249,020
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	40,000	40,000
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	42,000	42,000
TIF loan(6) (8)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan(9)	2 hotels	November 2019	LIBOR(1) + 2.65%	193,428	195,359
				768,949	840,232
Deferred loan costs, net				(2,919)	(4,640)
Indebtedness, net				$766,030	$835,592
__________________

(1)	LIBOR rates were 0.531% and 0.430% at September 30, 2016 and December 31, 2015, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%.

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

(4)	This loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in March 2016.

(5)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

(6)	These loans are collateralized by the same property.

(7)	Approximately $65 million of the mortgage loan was repaid upon the sale of Courtyard Seattle Downtown which occurred on July 1, 2016.

(8)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See note 5.

(9)	This loan has two one-year extension options, subject to satisfaction of certain conditions.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders - Basic and diluted:
Net income (loss) attributable to the Company	$16,858	$(6,840)	$18,912	$(322)
Less: Dividends on preferred stock	(994)	(895)	(2,866)	(1,093)
Less: Dividends on common stock	(3,064)	(2,833)	(9,041)	(6,449)
Less: Dividends on unvested performance stock units	(19)	(35)	(73)	(70)
Less: Dividends on unvested restricted shares	(12)	(14)	(34)	(27)
Less: Net income allocated to unvested performance stock units	(142)	—	(15)	—
Less: Net income allocated to unvested restricted shares	(63)	—	(32)	—
Undistributed net income (loss) allocated to common stockholders	12,564	(10,617)	6,851	(7,961)
Add back: Dividends on common stock	3,064	2,833	9,041	6,449
Distributed and undistributed net income (loss) - basic	$15,628	$(7,784)	$15,892	$(1,512)
Net income attributable to redeemable noncontrolling interests in operating partnership	1,960	—	1,994	—
Dividends on preferred stock	994	—	—	—
Distributed and undistributed net income (loss) - diluted	$18,582	$(7,784)	$17,886	$(1,512)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	25,554	27,162	27,261	25,109
Effect of assumed conversion of operating partnership units	4,395	—	4,524	—
Effect of assumed conversion of preferred stock	3,824	—	—	—
Incentive fee shares	101	—	102	—
Weighted average common shares outstanding – diluted	33,874	27,162	31,887	25,109

Income (loss) per share - basic
Net income (loss) allocated to common stockholders per share	$0.61	$(0.29)	$0.58	$(0.06)
Income (loss) per share - diluted
Net income (loss) allocated to common stockholders per share	$0.55	$(0.29)	$0.56	$(0.06)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) allocated to common stockholders is not adjusted for:
Income allocated to unvested restricted shares	$75	$14	$66	$27
Income allocated to unvested performance stock units	161	35	88	70
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	(1,532)	—	671
Dividends on preferred stock	—	895	2,866	1,093
Total	$236	$(588)	$3,020	$1,861
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	56	64	55	38
Effect of unvested performance stock units	65	181	58	69
Effect of assumed conversion of operating partnership units	—	5,385	—	7,446
Effect of assumed conversion of preferred stock	—	3,439	3,608	1,398
Total	121	9,069	3,721	8,951

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
During the nine months ended September 30, 2016, concurrent with the extension of our $80.0 million mortgage loan, we extended our existing interest rate cap with a notional amount of $80.0 million, maturity date of March 2017 and a strike rate of 5.78% for a total cost of $5,000. This instrument was not designated as a cash flow hedge.
During the nine months ended September 30, 2015, we entered into an interest rate cap with a notional amount and strike rate of $56.0 million and 4.50%, respectively, which had an effective date of March 2015, a maturity date of March 2017 and a total cost of $8,000. The instrument was not designated as a cash flow hedge. This instrument caps the interest rate on our mortgage loan with a principal balance of $70.0 million and a maturity date of March 2017. We also entered into two interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively, effective dates of July 2015 and maturity dates of July 2020, for a total cost of $3.5 million.
As of September 30, 2016, we had interest rate caps with notional amounts totaling $368.0 million and strike rates ranging from 2.00% to 5.78%. These instruments had maturity dates ranging from December 2016 to January 2018. As of September 30, 2016, we had interest rate floors with notional amounts totaling $3.0 billion and strike rates of -0.25%. These instruments each has a maturity date of July 2020.
Options on Futures Contracts—During the nine months ended September 30, 2016, we purchased an option on Eurodollar futures for a total cost of $124,000 and a maturity date of June 2017. During the nine months ended September 30, 2015, we purchased options on Eurodollar futures for total costs of $372,000 and maturity dates ranging from September 2016 to March 2017.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
September 30, 2016
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$2,914	$2,914
Interest rate derivatives - caps	—	1	1
Options on futures contracts	97	—	97
	97	2,915	3,012	(1)
Non-derivative assets:
Investment in Ashford Inc.	9,286	—	9,286
Total	$9,383	$2,915	$12,298

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$578	$578
Interest rate derivatives - caps	—	58	58
Options on futures contracts	117	—	117
	117	636	753	(1)
Non-derivative assets:
Investment in Ashford Inc.	10,377	—	10,377
Total	$10,494	$636	$11,130
__________________

(1)	Reported as “derivative assets” in the condensed consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$(3,911)		$(2,059)		$2,336		$(2,059)
Interest rate derivatives - caps	(2)		(2)		(62)		(42)
Equity put options	—		—		—		(1,017)
Equity call options	—		—		—		23
Options on futures contracts	(77)		—		(134)		—

Non-derivative assets:
Investment in Ashford Inc.	(458)		(5,621)		(1,091)		(5,621)
Equity - American Depositary Receipt	—		—		—		(75)
Equity securities	—		—		—		560
U.S. treasury securities	—		—		—		53
Total	(4,448)		(7,682)		1,049		(8,178)
Liabilities
Derivative liabilities:
Short equity put options	—		—		—		680
Short equity call options	—		—		—		844
Net	$(4,448)		$(7,682)		$1,049		$(6,654)
Total combined
Interest rate derivatives - floors	$(3,911)		$(2,059)		$2,336		$(2,059)
Interest rate derivatives - caps	(2)		(2)		(62)		(42)
Options on futures contracts	1		—		(56)		—
Unrealized gain (loss) on derivatives	(3,912)		(2,061)		2,218		(2,101)
Realized loss on options on future contracts	(78)	(1)	—	(1)	(78)	(1)	—	(1)
Unrealized loss on investment in Ashford Inc.	(458)		(5,621)		(1,091)		(5,621)
Unrealized loss on marketable securities	—		—		—		—
Realized gain on marketable securities	—	(1)	—	(1)	—	(1)	1,068	(1)
Net	$(4,448)		$(7,682)		$1,049		$(6,654)
__________________

(1)	Reported as “other income (expense)” in the condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$9,286	$9,286	$10,377	$10,377
Derivative assets	3,012	3,012	753	753
Financial assets not measured at fair value:
Cash and cash equivalents	$128,625	$128,625	$105,039	$105,039
Restricted cash	41,098	41,098	33,135	33,135
Accounts receivable, net	17,527	17,527	13,370	13,370
Note receivable	8,098	8,768 to 9,691	8,098	9,157 to 10,120
Due from Ashford Trust OP, net	7	7	—	—
Due from related party, net	454	454	371	371
Due from third-party hotel managers	6,554	6,554	10,722	10,722
Financial liabilities not measured at fair value:
Indebtedness	$768,949	$729,637 to 806,442	$840,232	$801,058 to $885,379
Accounts payable and accrued expenses	51,123	51,123	43,568	43,568
Dividends and distributions payable	4,876	4,876	3,439	3,439
Due to Ashford Trust OP, net	—	—	528	528
Due to Ashford Inc.	3,721	3,721	6,369	6,369
Due to third-party hotel managers	1,117	1,117	1,158	1,158
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from related party, net, accounts payable and accrued expenses, dividends and distributions payable, due to/from Ashford Trust OP, net, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at September 30, 2016 and December 31, 2015. We estimated the fair value of the note receivable to be approximately 8.3% to 19.7% higher than the carrying value of $8.1 million at September 30, 2016 and approximately 13.1% to 25.0% higher than the carrying value of $8.1 million at December 31, 2015. This is considered a Level 2 valuation technique.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.9% to 104.9% of the carrying value of $768.9 million at September 30, 2016 and approximately 95.3% to 105.4% of the carrying value of $840.2 million at December 31, 2015. This is considered a Level 2 valuation technique.
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
On June 8, 2015, the compensation committee of the board of directors of the Company approved performance-based LTIP units to certain executive officers. The award agreements provide for the grant of a target number of approximately 195,000 performance-based LTIP units that will be settled in common units of the Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2015 and ends on December 31, 2017. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. A total of 389,000 performance-based LTIP units representing 200% of the target were issued. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees. The unamortized fair value of performance-based LTIP units of $1.9 million at September 30, 2016 will be expensed over a period of 1.25 years. Compensation expense of $363,000 and $1.1 million was recorded for the three and nine months ended September 30, 2016, and is included in “advisory services fee” on our condensed consolidated statements of operations. No compensation expense was recorded for the three and nine months ended September 30, 2015.
As of September 30, 2016, we have issued a total of 760,000 LTIP units (including performance-based LTIP units), all of which, other than approximately 3,000 units issued in March 2015, 6,000 units issued in May 2015 and 389,000 issued in June 2015, respectively, had reached full economic parity with, and are convertible into, common units. For the three and nine months ended September 30, 2016, expense of $375,000 and $1.1 million was recorded related to LTIP units issued to Ashford LLC’s employees, respectively. For the three and nine months ended September 30, 2015, expense of $244,000 and $872,000, respectively, was associated with LTIP units issued to Ashford LLC’s employees. These amounts are included in “advisory services fee.” Expense of $0 and $44,000 was recorded for the three and nine months ended September 30, 2016, respectively, and expense of $102,000 was recorded for the nine months ended September 30, 2015, which was related to LTIP units issued to our independent directors. These amounts are included in “corporate general and administrative” expense in our condensed consolidated statements of operations. The fair value of the unrecognized cost of LTIP units, which was $799,000 at September 30, 2016, will be amortized over a period of 2.5 years.
During the three and nine months ended September 30, 2016, no common units were redeemed by the holders. During the nine months ended September 30, 2015, approximately 345,000 common units with an aggregate fair value of $5.9 million at redemption were redeemed by the holders and, at our election, we issued cash per unit to satisfy the redemption price. Excluding the Ashford Trust redemption of our OP common units, during the three and nine months ended September 30, 2015, approximately 70,000 and 100,000 common units with an aggregate fair value of $1.1 million and $1.6 million at redemption, respectively, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Redeemable noncontrolling interests in Ashford Prime OP as of September 30, 2016 and December 31, 2015, were $63.1 million and $61.8 million, respectively, which represented ownership of our operating partnership of 11.00% and 12.75%, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2016 and December 31, 2015, included adjustments of $10.4 million and $12.5 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three and nine months ended September 30, 2016, we allocated net income of $2.0 million and $2.0 million to the redeemable noncontrolling interests, respectively. For the three and nine months ended September 30, 2015, we allocated net loss of $1.5 million and net income of $671,000 to the redeemable noncontrolling interests, respectively. For the three and nine months ended September 30, 2016, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $572,000 and $1.7 million, respectively. For the three and nine months ended September 30, 2015, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $438,000 and $1.7 million, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership. See note 13 for discussion of Series C Preferred Stock.
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
13. Equity and Stock-Based Compensation
Dividends—Common stock dividends declared for the three and nine months ended September 30, 2016, were $3.1 million and $9.1 million, respectively. Common stock dividends declared for the three and nine months ended September 30, 2015, were $2.9 million and $6.5 million, respectively.
Performance Stock Units—On June 8, 2015, the compensation committee of the board of directors of the Company approved grants of PSUs to certain executive officers. The award agreements provide for the grant of a target number of approximately 155,000 PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which began on January 1, 2015 and ends on December 31, 2017. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At September 30, 2016, the outstanding PSUs had an unamortized fair value of $1.6 million which is expected to be recognized over a period of 1.25 years. Compensation expense of $291,000 and $703,000 was recorded for the three and nine months ended September 30, 2016, respectively, and is included in “advisory services fee” on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, expense of $613,000 and $750,000 was associated with PSUs issued to certain executive officers and included in “advisory services fee.”
Restricted Stock Units—For the three and nine months ended September 30, 2016, expense of $129,000 and $374,000, respectively, was associated with restricted shares of our common stock issued to Ashford LLC’s employees and included in “advisory services fee” on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, this expense was $78,000 and $224,000, respectively. For the three and nine months ended September 30, 2016, expense of $26,000 and $50,000, respectively, was associated with restricted shares granted to certain employees of Remington Lodging, and was recorded as a component of “management fees” in our consolidated statements of operations. For the three and nine months ended September 30, 2016, expense of $50,000 and $227,000, respectively, was associated with shares of our common stock issued to our independent directors and included in “corporate general and administrative” expense on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, this expense was $0 and $153,000, respectively. At September 30, 2016, the unrecognized cost of the unvested shares of restricted stock issued to Ashford LLC’s and Remington Lodging employees was $923,000 which will be expensed over a period of 2.75 years.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock Repurchases—On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. During the three months ended September 30, 2016, we repurchased 630,000 shares of our common stock for approximately $9.0 million. During the nine months ended September 30, 2016, we repurchased 2.9 million shares of our common stock for approximately $39.0 million. During the nine months ended September 30, 2015, we repurchased 471,000 shares for approximately $8.1 million. No shares were repurchased during the three months ended September 30, 2015. As of September 30, 2016, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
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
Noncontrolling Interest in Consolidated Entities—A partner had a noncontrolling ownership interest of 25% in two hotel properties with a total carrying value of $(5.9) million and $(5.8) million at September 30, 2016 and December 31, 2015, respectively. Our ownership interest is reported in equity in the consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated income of $2.5 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, and allocated income of $1.1 million for both the three and nine months ended September 30, 2015, respectively.
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
At September 30, 2016, we had 2.9 million outstanding shares of Series B Preferred Stock. Due to certain redemption features that are not under our control, the Series B Preferred Stock is classified outside of permanent equity.
The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the three and nine months ended September 30, 2016, we declared dividends of $994,000 and $2.9 million, respectively, with respect to shares of Series B Preferred Stock. For the three and nine months ended September 30, 2015, we declared dividends of $895,000 and $1.1 million with respect to shares of Series A Preferred Stock.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2016, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2016, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from May 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
On March 14, 2016, Sessa filed counterclaims and a motion for a preliminary injunction in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting the issuance of shares of Series C Preferred Stock and requiring the board to approve the Sessa candidates, or in the alternative, prohibiting the solicitation of proxies until the board approves the Sessa candidates. On April 2, 2016, Sessa amended its counterclaims alleging that the Company had violated federal proxy solicitation laws by, among other things, stating that Sessa had not complied with the Company’s bylaws and that its purported director nominations are invalid. On April 6, 2016, the Court granted expedited discovery in connection with Sessa’s motion for preliminary injunction and the Company’s anticipated motion for preliminary injunction in the Texas State Action. On April 8, 2016, the Company notified the court that Sessa’s claims relating to the Series C Preferred Stock were moot after the Company unwound the OP Unit enfranchisement preferred equity transaction for the Company’s OP unitholders. On April 13, 2016, the Company filed its motion for preliminary injunction seeking an order declaring that Sessa’s slate of nominees is invalid and enjoining Sessa from submitting the nominees to stockholders for election to the board. On May 20, 2016, the court denied Sessa’s motion for a preliminary injunction and granted the Company’s motion for a preliminary injunction. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. Sessa’s appeal is fully briefed and the court heard oral argument on August 2, 2016. Sessa currently has no claims for monetary damages, but it seeks reimbursement of its attorneys’ fees and costs.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2016 and December 31, 2015, all of our hotel properties were in the U.S. and its territories.
17. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. We are also required to pay Ashford LLC an incentive fee that is based on our total return performance as compared to our peer group as well as to reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advisory services fee
Base advisory fee	$2,103	$2,144	$6,334	$6,513
Reimbursable expenses (1)	730	435	2,027	1,417
Equity-based compensation (2)	1,134	935	3,220	1,846
Incentive fee	487	—	772	—
	$4,454	$3,514	$12,353	$9,776
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
At September 30, 2016, the balance in due from Ashford Trust OP, net, was $7,000. At December 31, 2015, the balance in due to Ashford Trust OP, net, was $528,000. These are both associated with reimbursable expenses between Ashford Prime and Ashford Trust OP. At September 30, 2016, the balance in due to Ashford Inc., which is associated with advisory services fee payable and the receivable associated with the $2.3 million hold back from the AQUA U.S. Fund, was $3.7 million. At December 31, 2015, the balance in due to Ashford Inc., associated with the advisory services fee was $6.4 million.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Prime, were granted approximately 21,000 and 1,000 shares of restricted stock under the Ashford Prime Stock Plan on April 1, 2016 and July 1, 2016, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $26,000 and $50,000 was recognized for the three and nine months ended September 30, 2016, respectively. The unamortized fair value of these grants was $251,000 as of September 30, 2016, which will be amortized over a period of 2.5 years.
18. Subsequent Events
On October 13, 2016, the Company adopted and approved an amendment and restatement to each of the Company’s Performance Stock Unit Award Agreement (the “Original PSU Agreement” and, as amended and restated, the “Amended PSU Agreement”) and the Company’s Performance LTIP Unit Award Agreement (the “Original LTIP Agreement” and, as amended and restated, the “Amended LTIP Agreement”). The Amended PSU Agreement replaces the Original PSU Agreement under which PSUs were granted to certain officers on June 8, 2015. The Amended PSU Agreement and the Amended LTIP Agreement modified certain provisions of the Original PSU Agreement and the Original LTIP Agreement, respectively, and do not represent a grant of new awards.
Pursuant to the Amended PSU Agreement and the Amended LTIP Agreement, the PSUs will be settled in shares of common stock of the Company and the performance LTIP units will be settled in LTIP units of Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance period, which began on January 1, 2015 and ends on December 31, 2017, unless shortened pursuant to the Amended PSU Agreement or the Amended LTIP Agreement, as applicable. In addition, the Amended PSU Agreement and the Amended LTIP Agreement, among other things, modified the definition of “Termination of Service,” and modified the vesting method in the event of a change of control of the Company or the participant’s involuntary termination, death or disability. Furthermore, the Company amended the Original PSU Agreement to clarify that the grant of PSUs will be made in connection with the participant’s service to the Company only and not to Ashford Inc. and/or their respective affiliates.
Also on October 13, 2016, the board of directors of the Company approved the recommendations of the Compensation Committee of the board with respect to the grant of PSUs and LTIP units to certain executive officers pursuant to the Company’s 2013 Equity Incentive Plan. The grant of the PSUs and the LTIP units are evidenced by the Amended PSU Agreement or the Amended LTIP Agreement entered into by the Company and each executive officer, as applicable.
On November 2, 2016, the Company announced that its board of directors appointed Richard J. Stockton as the Chief Executive Officer of the Company, effective November 14, 2016. Monty J. Bennett, the Company’s previous Chief Executive Officer, remains Chairman of the Company’s board of directors. In connection with the appointment of Mr. Stockton, on November 2, 2016, the

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Company and Mr. Stockton entered into a Restricted Stock Award Agreement (the “Award Agreement”), pursuant to which Mr. Stockton received 239,234 shares of the Restricted Stock (as defined in the Award Agreement), which will vest in five (5) substantially equal installments on the first five (5) anniversaries of the date of the grant, subject to certain forfeiture and acceleration requirements as set forth in the Award Agreement and the Employment Agreement between Mr. Stockton and the Company’s external advisor, Ashford Inc. Also on November 2, 2016, Mr. Stockton entered into the Company’s form indemnification agreement for directors and executive officers, which provides for indemnification by the Company to the maximum extent permitted by Maryland law and is in addition to protections provided in the Company’s charter and bylaws. Under the form indemnification agreement, directors and executive officers will be indemnified for certain liabilities and will be advanced certain expenses that have been incurred as a result of actions brought, or threatened to be brought, against such directors and executive officers in connection with their duties.

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
We operate in the direct hotel investment segment of the hotel lodging industry. As of November 7, 2016, we owned interests in eleven hotels in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,702 total rooms, or 3,467 net rooms, excluding those attributable to our joint venture partner. The hotels in our current portfolio are predominantly located in U.S. gateway markets with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
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

On May 23, 2016, the Company announced it had entered into a definitive agreement to sell the Courtyard Seattle Downtown for $84.5 million in cash. The sale closed on July 1, 2016. The Company received net proceeds from the disposition of approximately $13.9 million following the repayment of approximately $65 million of debt and other transaction costs.
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
On August 9, 2016, the Company announced that its board of directors took a series of actions, in response to the board’s on-going dialogue with its shareholders, which were intended to enhance the Company’s corporate governance. The enhanced governance measures, which were unanimously approved by the board of directors, included:
•Adoption of a majority voting standard for uncontested director elections and a plurality voting standard in contested director elections;
•Separate the roles of Chairman and CEO;
•Prohibit share recycling with respect to share forfeitures, stock options and stock appreciation rights under the Company’s stock plan by executives and directors;
•Implementation of a mandatory equity award retention period for executives and directors;
•Adoption of a proxy access resolution which would enable a shareholder, or a group of not more than 20 shareholders, who have continuously owned 3% or more of the Company’s common stock for a minimum of 3 years to include nominees in its proxy materials for the greater of two or 20% of the board; and
•Addition of two independent directors to the board. As part of this initiative, the Company announced that Ken Fearn joined the board of directors, bringing the total number of directors to eight and the total independent directors to six.
During the nine months ended September 30, 2016, as part of the $50 million stock repurchase program we repurchased 2.9 million shares of our common stock for approximately $39.0 million.
On October 13, 2016, the Company adopted and approved an amendment and restatement to each of the Company’s Performance Stock Unit Award Agreement (the “Original PSU Agreement” and, as amended and restated, the “Amended PSU Agreement”) and the Company’s Performance LTIP Unit Award Agreement (the “Original LTIP Agreement” and, as amended and restated, the “Amended LTIP Agreement”). The Amended PSU Agreement replaces the Original PSU Agreement under which PSUs were granted to certain officers on June 8, 2015. The Amended PSU Agreement and the Amended LTIP Agreement modified certain provisions of the Original PSU Agreement and the Original LTIP Agreement, respectively, and do not represent a grant of new awards.
Pursuant to the Amended PSU Agreement and the Amended LTIP Agreement, the PSUs will be settled in shares of common stock of the Company and the performance LTIP units will be settled in LTIP units of Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance period, which began on January 1, 2015 and ends on December 31, 2017, unless shortened pursuant to the Amended PSU Agreement or the Amended LTIP Agreement, as applicable. In addition, the Amended PSU Agreement and the Amended LTIP Agreement, among other things, modified the definition of “Termination of Service,” and modified the vesting method in the event of a change of control of the Company or the participant’s involuntary termination, death or disability. Furthermore, the Company amended the Original PSU Agreement to clarify that the grant of PSUs will be made in connection with the participant’s service to the Company only and not to Ashford Inc. and/or their respective affiliates.
Also on October 13, 2016, the board of directors of the Company approved the recommendations of the Compensation Committee of the board with respect to the grant of PSUs and LTIP units to certain executive officers pursuant to the Company’s 2013 Equity Incentive Plan. The grant of the PSUs and the LTIP units are evidenced by the Amended PSU Agreement or the Amended LTIP Agreement entered into by the Company and each executive officer, as applicable.
On November 2, 2016, the Company announced that its board of directors appointed Richard J. Stockton as the Chief Executive Officer of the Company, effective November 14, 2016. Monty J. Bennett, the Company’s previous Chief Executive Officer, remains Chairman of the Company’s board of directors. In connection with the appointment of Mr. Stockton, on November 2, 2016, the Company and Mr. Stockton entered into a Restricted Stock Award Agreement (the “Award Agreement”), pursuant to which Mr. Stockton received 239,234 shares of the Restricted Stock (as defined in the Award Agreement), which will vest in five (5) substantially equal installments on the first five (5) anniversaries of the date of the grant, subject to certain forfeiture and acceleration requirements as set forth in the Award Agreement and the Employment Agreement between Mr. Stockton and the Company’s external advisor, Ashford Inc. Also on November 2, 2016, Mr. Stockton entered into the Company’s form indemnification agreement for directors and executive officers, which provides for indemnification by the Company to the maximum extent permitted by Maryland law and is in addition to protections provided in the Company’s charter and bylaws. Under the form indemnification agreement, directors and executive officers will be indemnified for certain liabilities and will be advanced certain expenses that have been incurred as a result of actions brought, or threatened to be brought, against such directors and executive officers in connection with their duties.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 74.2% and 71.5% of our total hotel revenue for the three and nine months ended September 30, 2016, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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

LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotels, including:

•	advisory fees payable to Ashford LLC;

•	recurring maintenance necessary to maintain our hotels in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness, including our secured revolving credit facility (see “Contractual Obligations and Commitments”);

•	distributions, in the form of dividends on our common stock, necessary to qualify for taxation as a REIT;

•	dividends on preferred stock; and

•	capital expenditures to improve our hotels.
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
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. As of September 30, 2016, we repurchased 2.9 million shares of our common stock for approximately $39.0 million. As of November 7, 2016, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.25x and beginning September 30, 2016 to 5.75x; provided, however, that a one-time allowance will be made if we are out of compliance with such covenant by an amount of 0.50x for the first three fiscal quarters following a significant acquisition occurring after November 30, 2014. This ratio was 5.69x at September 30, 2016.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.35x. This ratio was 1.74x at September 30, 2016.

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
All financial covenants are tested and certified by the borrower on a quarterly basis.We were in compliance with all covenants at September 30, 2016.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 21, 2016, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $300 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of September 30, 2016.

We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of September 30, 2016, we had $128.6 million of cash and cash equivalents, compared to $105.0 million at December 31, 2015.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $33.8 million for the nine months ended September 30, 2016. Net cash flows used in operating activities were $7.2 million for the nine months ended September 30, 2015. Cash flows from operations are impacted by changes in hotel operations of our nine comparable hotel properties as well as operating results of the Bardessono Hotel, which was acquired on July 9, 2015, the Ritz-Carlton St. Thomas, which was acquired on December 15, 2015 and the Seattle Courtyard Downtown, which was sold on July 1, 2016. Cash flows from operations are also impacted by changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. Cash flows from operations for the nine months ended September 30, 2015 were negatively impacted by $50 million as a result of the net purchases of marketable securities.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2016, net cash flows provided by investing activities were $114.8 million. These cash inflows were primarily attributable to approximately $43.5 million of net proceeds received from the liquidation of AQUA U.S. Fund, $82.7 million of net cash proceeds received from the sale of Seattle Courtyard Downtown as well as $5.2 million of net reductions to restricted cash for capital expenditures. These cash inflows were partially offset by $16.6 million of capital improvements made to various hotel properties. For the nine months ended September 30, 2015, investing activities used net cash flows of $112.8 million. These cash outlays were primarily attributable to cash outflows of $13.9 million of capital improvements made to various hotel properties, $16.6 million attributable to our investment in Ashford Inc., $81.8 million attributable to the acquisition of the Bardessono Hotel and $654,000 of net deposits to restricted cash for capital expenditures. These outflows were partially offset by inflows of $206,000 of proceeds from the disposal of property, plant and equipment and $24,000 of proceeds from property insurance claims.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2016, net cash flows used in financing activities were $125.0 million. Cash outflows primarily consisted of $39.2 million for the repurchase of common stock under our share repurchase program, $12.3 million for payments of dividends and distributions, $71.3 million for repayments of indebtedness, $3.8 million for distributions to the holder of a noncontrolling interest in consolidated entities, $2.7 million for payments of loan costs and exit fees and $5,000 for derivatives. These cash outflows were partially offset by $4.2 million of net proceeds from the issuance of preferred stock as well as other cash inflows of $19,000. For the nine months ended September 30, 2015, net cash flows provided by financing activities were $34.2 million. Cash inflows primarily consisted of borrowings on indebtedness of $70.0 million, proceeds from the issuance of preferred stock of $62.6 million and proceeds from a private placement of common stock of $3.1 million. These inflows were partially offset by cash outlays of $74.9 million for repayments of indebtedness, $8.9 million for the purchase of our common stock, primarily under our share repurchase program, $5.9 million for the redemption of operating partnership units, $7.7 million for payments of dividends, $2.9 million for distributions to the holder of a noncontrolling interest in consolidated entities, $1.2 million for payments of loan costs and exit fees and payments for derivatives of $8,000.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table summarizes changes in key line items from our consolidated statements of operations for the three months ended September 30, 2016 and 2015 (in thousands except percentages):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue
Rooms	$73,944	$70,584	$3,360	4.8%
Food and beverage	20,106	16,346	3,760	23.0
Other	5,568	3,795	1,773	46.7
Total hotel revenue	99,618	90,725	8,893	9.8
Other	33	34	(1)	(2.9)
Total revenue	99,651	90,759	8,892	9.8
Expenses
Hotel operating expenses:
Rooms	16,926	14,804	2,122	14.3
Food and beverage	15,944	12,318	3,626	29.4
Other expenses	28,249	25,508	2,741	10.7
Management fees	3,820	3,709	111	3.0
Total hotel expenses	64,939	56,339	8,600	15.3
Property taxes, insurance and other	5,120	4,585	535	11.7
Depreciation and amortization	11,175	11,308	(133)	(1.2)
Advisory services fee	4,454	3,514	940	26.8
Transaction costs	63	255	(192)	(75.3)
Corporate general and administrative	2,653	1,502	1,151	76.6
Total expenses	88,404	77,503	10,901	14.1
Operating income	11,247	13,256	(2,009)	(15.2)
Equity in loss of unconsolidated entity	—	(3,399)	3,399	100.0
Interest income	50	12	38	316.7
Gain on sale of hotel property	26,359	—	26,359
Other expense	(78)	(59)	19	32.2
Interest expense and amortization of loan costs	(9,795)	(9,348)	447	4.8
Write-off of loan costs and exit fees	(2,595)	—	(2,595)
Unrealized loss on investment in Ashford Inc.	(458)	(5,621)	(5,163)	(91.9)
Unrealized loss on derivatives	(3,912)	(2,061)	1,851	89.8
Income (loss) before income taxes	20,818	(7,220)	28,038	388.3
Income tax (expense) benefit	504	(62)	566	912.9
Net income (loss)	21,322	(7,282)	28,604	392.8
Income from consolidated entities attributable to noncontrolling interests	(2,504)	(1,090)	1,414	129.7
(Income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,960)	1,532	3,492	227.9
Net income (loss) attributable to the Company	$16,858	$(6,840)	$23,698	346.5%

Net income (loss) represents the operating results of our hotel properties for the three months ended September 30, 2016 and 2015. The results of the Bardessono Hotel are included since its acquisition on July 9, 2015, and the results of the Ritz-Carlton St. Thomas are included since its acquisition on December 15, 2015. The results of the Seattle Courtyard Downtown, sold on July 1, 2016, are included for the three months ended September 30, 2015. The following table illustrates the key performance indicators of our hotel propertiess for the periods indicated:

	Three Months Ended September 30,
	2016	2015
Occupancy	86.89%	85.75%
ADR (average daily rate)	$249.86	$237.53
RevPAR (revenue per available room)	$217.11	$203.69
Rooms revenue (in thousands)	$73,944	$70,584
Total hotel revenue (in thousands)	$99,618	$90,725
The following table illustrates the key performance indicators of the nine hotel properties that were included for the full three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Occupancy	87.16%	85.84%
ADR (average daily rate)	$231.80	$226.82
RevPAR (revenue per available room)	$202.05	$194.71
Rooms revenue (in thousands)	$64,315	$61,979
Total hotel revenue (in thousands)	$84,114	$80,119
Net income (loss) attributable to the Company. Net income attributable to the Company increased $23.7 million, or 346.5% from net loss of $6.8 million for the three months ended September 30, 2015, (the “2015 quarter”) to net income of $16.9 million for the three months ended September 30, 2016, (the “2016 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotel properties increased $3.4 million, or 4.8%, to $73.9 million during the 2016 quarter compared to the 2015 quarter. During the 2016 quarter, we experienced a 114 basis point increase in occupancy and a 5.2% increase in room rates. Rooms revenue from our nine comparable hotel properties increased $2.3 million due to higher room rates of 2.2% and a 132 basis point increase in occupancy. Rooms revenue increased (i) $5.2 million at the Ritz-Carlton St. Thomas as a result of its acquisition in December 2015; (ii) $1.7 million at the Philadelphia Courtyard as a result of 24.8% higher room rates and a 55 basis point increase in occupancy at the hotel; (iii) $859,000 at the Bardessono Hotel primarily as a result of 0.7% higher room rates, a 1,026 basis point increase in occupancy as well as eight additional days of revenue in the 2016 quarter due its acquisition in July 9, 2015; (iv) $550,000 at the Seattle Marriott Waterfront as a result of 3.3% higher room rates and a 210 basis point increase in occupancy at the hotel; (v) $493,000 at the Capital Hilton as a result of 4.9% higher room rates and a 36 basis point increase in occupancy at the hotel; (vi) $445,000 at the Tampa Renaissance as a result of 3.1% higher room rates and a 850 basis point increase in occupancy at the hotel; (vii) $191,000 at the Hilton La Jolla Torrey Pines as a result of 1.6% higher room rates and a 111 basis point increase in occupancy at the hotel; and (viii) $138,000 at the Key West Pier House as a result of 3.0% higher room rates and a 62 basis point increase in occupancy at the hotel. These increases were partially offset by decreases of (i) $5.0 million at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016; (ii) $613,000 at the San Francisco Courtyard Downtown as a result of 6.2% lower rooms rates partially offset by a 21 basis point increase in occupancy at the hotel; (iii) $419,000 at the Plano Marriott Legacy Town Center as a result of a 185 basis point decrease in occupancy and 5.7% lower room rates at the hotel; and (iv) $123,000 at the Chicago Sofitel Magnificent Mile due to a 4.1% decrease in room rates partially offset by a 238 basis point increase in occupancy.
Food and Beverage Revenue. Food and beverage revenue from our hotel properties increased $3.8 million, or 23.0%, to $20.1 million during the 2016 quarter compared to the 2015 quarter. This increase is primarily attributable to an increase in food and beverage revenue of $2.9 million at the Ritz-Carlton St. Thomas due to its acquisition in December 2015. We experienced an additional aggregate increase in food and beverage revenue of $1.6 million at the Hilton La Jolla Torrey Pines, Capital Hilton, Chicago Sofitel Magnificent Mile, Tampa Renaissance, Philadelphia Courtyard, Key West Pier House and Plano Marriott Legacy Town Center. These increases were partially offset by lower aggregate food and beverage revenue of $420,000 at the San Francisco Courtyard Downtown,

Bardessono Hotel and Seattle Marriott Waterfront and lower food and beverage revenue of $336,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $1.8 million, or 46.7%, to $5.6 million during the 2016 quarter compared to the 2015 quarter. The increase is primarily attributable to an increase in other hotel revenue of $1.7 million at the Ritz-Carlton St. Thomas due to its acquisition in December 2015. There was also an aggregate increase of $672,000 at the Hilton La Jolla Torrey Pines, Tampa Renaissance, Capital Hilton, Philadelphia Courtyard and Plano Marriott Legacy Town Center. The increase was partially offset by lower aggregate other revenue of $357,000 at the Chicago Sofitel Magnificent Mile, San Francisco Courtyard Downtown, Bardessono Hotel, Seattle Marriott Waterfront and Key West Pier House and lower other revenue of $285,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $1,000, or 2.9%, to $33,000 in the 2016 quarter compared to the 2015 quarter. Other non-hotel revenue is comprised of Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $2.1 million, or 14.3%, to $16.9 million in the 2016 quarter compared to the 2015 quarter. This increase is primarily attributable to higher rooms expense of $2.0 million associated with the acquisitions of the Ritz-Carlton St. Thomas and the Bardessono Hotel in 2015 and higher aggregate rooms expense of $827,000 from our nine comparable hotel properties, partially offset by lower rooms expense of $689,000 from the sale of Seattle Courtyard Downtown on July 1, 2016.
Food and Beverage Expense. Food and beverage expense increased $3.6 million, or 29.4%, to $15.9 million during the 2016 quarter compared to the 2015 quarter. The increase is attributable to the acquisition of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and higher food and beverage revenue at our nine comparable hotel properties. These increases were partially offset by lower food and beverage expense as a result of the sale of the Seattle Courtyard Downtown on July 1, 2016.
Other Operating Expenses. Other operating expenses increased $2.7 million, or 10.7%, to $28.2 million in the 2016 quarter compared to the 2015 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $581,000 in direct expenses and an increase of $2.2 million in indirect expenses and incentive management fees in the 2016 quarter as compared to the 2015 quarter. Direct expenses were 1.8% of total hotel revenue for the 2016 quarter and 1.3% for the 2015 quarter. The increase in direct expenses is comprised of an increase of a $863,000 as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015, partially offset by a decrease of $254,000 at our nine comparable hotel properties and a decrease of $28,000 from the sale of Seattle Courtyard Downtown on July 1, 2016. The increase in indirect expenses is attributable to (i) an increase in general and administrative costs of $1.6 million, including $344,000 from our nine comparable hotel properties and $1.5 million from the two hotel properties acquired in 2015, partially offset by an decrease of $289,000 from the sold hotel property; (ii) an increase in marketing costs of $644,000, comprised of $289,000 from our nine comparable hotel properties and $668,000 from the two acquired hotel properties, partially offset by a decrease of $313,000 from the sold hotel property; (iii) an increase in repairs and maintenance of $712,000, including an increase of $853,000 from our two acquired hotel properties partially offset by decreases of $130,000 from the sold hotel property and $11,000 from our nine comparable hotel properties; (iv) an increase in lease expense of $192,000, comprised of an increase of $102,000 from our two acquired hotel properties, $92,000 from our nine comparable hotel properties, partially offset by a decrease of $2,000 from the sold hotel property; (v) an increase in energy costs of $550,000, comprised of increases of $574,000 from our two acquired hotel properties and $59,000 from our nine comparable hotel properties, partially offset by a decrease of $83,000 from the sold hotel property; partially offset by a decrease of $1.5 million in incentive management fees, including decreases of $996,000 from the sold hotel property, $477,000 from our nine comparable hotel properties and $13,000 from our two acquired hotel properties .
Management Fees. Base management fees increased $111,000, or 3.0%, to $3.8 million in the 2016 quarter compared to the 2015 quarter. The increase is comprised of increases of $316,000 as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and $191,000 from our nine comparable hotel properties due to higher hotel revenue in the 2016 quarter. These increases were partially offset by a decrease of $396,000 from the sold hotel property.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $535,000, or 11.7%, to $5.1 million in the 2016 quarter compared to the 2015 quarter, which is comprised of increases of $395,000 from our nine comparable hotel properties and $296,000 from the two acquired hotel properties, partially offset by a decrease of $156,000 from our sold hotel property.
Depreciation and Amortization. Depreciation and amortization decreased $133,000, or 1.2%, to $11.2 million for the 2016 quarter compared to the 2015 quarter. The decrease is due to lower depreciation of $385,000 as a result of fully depreciated furniture, fixtures and equipment and $531,000 from the sale of the Seattle Courtyard Downtown on July 1, 2016, partially offset by an increase of $783,000 of depreciation and amortization associated with the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and capital expenditures since September 30, 2015.

Advisory Services Fee. Advisory services fee increased $940,000, or 26.8%, to $4.5 million in the 2016 quarter compared to the 2015 quarter as a result of increases in the incentive fee of $487,000, reimbursable expenses of $295,000 and equity-based compensation of $199,000, partially offset by a decrease in the base advisory fee of $41,000. In the 2016 quarter, we recorded an advisory services fee of $4.5 million which included a base advisory fee of $2.1 million, reimbursable expenses of $730,000, equity-based compensation of $1.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services as well as an incentive fee of $487,000. In the 2015 quarter, we incurred an advisory services fee of $3.5 million, which included a base advisory fee of $2.1 million, reimbursable expenses of $435,000 and equity-based compensation of $935,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Transaction Costs. In the 2016 quarter, we recorded transaction costs of $63,000 related to payment of transfer taxes. In the 2015 period, we recorded transaction costs of $255,000 related to the acquisition of the Bardessono Hotel.
Corporate General and Administrative. Corporate general and administrative expenses increased $1.2 million, or 76.6%, to $2.7 million in the 2016 quarter compared to the 2015 quarter as a result of increases in professional fees of $1.3 million, primarily related to the proxy contest and litigation, public company costs of $87,000 and equity-based compensation to non-employee directors of $50,000. These increases were partially offset by lower miscellaneous expenses of $317,000.
Equity in Loss of Unconsolidated Entity. We recorded equity in loss of $3.4 million in the 2015 quarter related to our investment in the AQUA U.S. Fund. We did not have any equity in loss in the 2016 quarter as this investment was liquidated in June 2016.
Interest Income. Interest income increased $38,000, or 316.7%, to $50,000 for the 2016 quarter compared to the 2015 quarter.
Gain on sale of hotel property. In the 2016 quarter, we recorded a gain of $26.4 million related the sale of the Seattle Courtyard Downtown on July 1, 2016.
Other Expense. Other expense increased $19,000, or 32.2%, to $78,000 for the 2016 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $447,000, or 4.8%, to $9.8 million for the 2016 quarter compared to the 2015 quarter as a result of higher interest expense and amortization of loan costs from the financings associated with the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas in 2015, partially offset by lower interest expense and amortization of loan costs from the sale of Seattle Courtyard Downtown on July 1, 2016. The average LIBOR rates for the 2016 quarter and the 2015 quarter were 0.51% and 0.20%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.6 million for the 2016 quarter, resulting from the write-off of unamortized loan costs of $2.5 million and exit fees of $108,000 related to the sale of the Seattle Courtyard Downtown. There were no write-off of loan costs and exit fees in the 2015 period.
Unrealized Loss on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. decreased $5.2 million, or 91.9%, to $458,000 for the 2016 quarter compared to the 2015 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Loss on Derivatives. Unrealized loss on derivatives was $3.9 million for the 2016 quarter and consisted of a $3.9 million unrealized loss on interest rate floors and an unrealized loss on interest rate caps of $2,000, partially offset by a $1,000 unrealized gain on options on future contracts. The 2015 quarter consisted of a $2.1 million unrealized loss on interest rate floors and an unrealized loss of $2,000 on interest rate caps. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $566,000, or 912.9% from income tax expense of $62,000 for the 2015 quarter to an income tax benefit of $504,000 for the 2016 quarter. The decrease in income tax expense is primarily due to a decrease in taxable income recognized by our TRS entities, as well as decrease in forecasted full-year income tax expense for our TRS entities, as determined in accordance with the authoritative accounting guidance.
Income from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partners in consolidated entities were allocated income of $2.5 million and $1.1 million for the 2016 quarter and the 2015 quarter, respectively. At September 30, 2016, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $2.0 million and net loss of $1.5 million for the 2016 quarter and the 2015 quarter, respectively. Redeemable noncontrolling interests in Ashford Prime OP represented ownership interests of 11.00% and 16.53% as of September 30, 2016 and 2015, respectively.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table summarizes changes in key line items from our consolidated statements of operations for the nine months ended September 30, 2016 and 2015 (in thousands except percentages):

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Revenue
Rooms	$222,778	$192,868	$29,910	15.5%
Food and beverage	72,022	58,368	13,654	23.4
Other	16,977	10,038	6,939	69.1
Total hotel revenue	311,777	261,274	50,503	19.3
Other	103	111	(8)	(7.2)
Total revenue	311,880	261,385	50,495	19.3
Expenses
Hotel operating expenses:
Rooms	49,841	41,895	7,946	19.0
Food and beverage	51,656	38,926	12,730	32.7
Other expenses	86,923	69,405	17,518	25.2
Management fees	11,958	10,564	1,394	13.2
Total hotel expenses	200,378	160,790	39,588	24.6
Property taxes, insurance and other	14,677	13,781	896	6.5
Depreciation and amortization	34,342	32,384	1,958	6.0
Advisory services fee	12,353	9,776	2,577	26.4
Transaction costs	501	255	246	96.5
Corporate general and administrative	16,414	3,810	12,604	330.8
Total expenses	278,665	220,796	57,869	26.2
Operating income	33,215	40,589	(7,374)	(18.2)
Equity in loss of unconsolidated entity	(2,587)	(4,219)	(1,632)	(38.7)
Interest income	132	21	111	528.6
Gain on sale of hotel property	26,359	—	26,359
Other income (expense)	(88)	1,233	1,321	107.1
Interest expense and amortization of loan costs	(31,066)	(28,060)	3,006	10.7
Write-off of loan costs and exit fees	(2,595)	(54)	2,541	4,705.6
Unrealized loss on investment in Ashford Inc.	(1,091)	(5,621)	(4,530)	(80.6)
Unrealized gain (loss) on derivatives	2,218	(2,101)	4,319	205.6
Income before income taxes	24,497	1,788	22,709	1,270.1
Income tax expense	(1,022)	(371)	651	175.5
Net income	23,475	1,417	22,058	1,556.7
Income from consolidated entities attributable to noncontrolling interests	(2,569)	(1,068)	1,501	140.5
Net income attributable to redeemable noncontrolling interests in operating partnership	(1,994)	(671)	1,323	197.2
Net income (loss) attributable to the Company	$18,912	$(322)	$19,234	5,973.3%

Net income (loss) represents the operating results of our hotel properties for the nine months ended September 30, 2016 and 2015. The results of the Bardessono Hotel are included since its acquisition on July 9, 2015 and the results of the Ritz-Carlton St. Thomas are included since its acquisition on December 15, 2015. The results of the Seattle Courtyard Downtown sold on July 1, 2016 are included from January 1, 2016 through June 30, 2016 and the nine months ended September 30, 2015.
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
Occupancy	83.65%	83.61%
ADR (average daily rate)	$251.27	$226.68
RevPAR (revenue per available room)	$210.20	$189.52
Rooms revenue (in thousands)	$222,778	$192,868
Total hotel revenue (in thousands)	$311,777	$261,274
The following table illustrates the key performance indicators of the nine hotel properties that were included for the full nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Occupancy	83.74%	83.81%
ADR (average daily rate)	$231.43	$224.88
RevPAR (revenue per available room)	$193.81	$188.48
Rooms revenue (in thousands)	$183,737	$177,958
Total hotel revenue (in thousands)	$250,236	$243,453
Net income (loss) attributable to the Company. Net income attributable to the Company increased $19.2 million to $18.9 million for the nine months ended September 30, 2016 (the “2016 period”) compared to a net loss attributable to the Company of $322,000 for the nine months ended September 30, 2015 (the “2015 period”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotel properties increased $29.9 million, or 15.5%, to $222.8 million during the 2016 period compared to the 2015 period. During the 2016 period, we experienced a 10.8% increase in room rates and a 4 basis point increase in occupancy. Rooms revenue from our nine comparable hotel properties increased $5.8 million due to higher room rates of 2.9% partially offset by a 7 basis point decrease in occupancy. Rooms revenue increased (i) $21.7 million at the Ritz-Carlton St. Thomas as a result of its acquisition in December 2015; (ii) $6.9 million at the Bardessono Hotel as a result of its acquisition in July 2015; (iii) $1.8 million at the Capital Hilton as a result of 3.4% higher room rates and a 167 basis point increase in occupancy at the hotel; (iv) $1.5 million at the Tampa Renaissance as a result of 8.3% higher room rates and a 339 basis point increase in occupancy at the hotel; (v) $1.3 million at the Philadelphia Courtyard as a result of 7.2% higher room rates partially offset by a 83 basis point decrease in occupancy at the hotel; (vi) $1.2 million at the Seattle Marriott Waterfront as a result of 4.7% higher room rates and a 31 basis point increase in occupancy at the hotel; (vii) $366,000 at the San Francisco Courtyard Downtown as a result of 4.0% higher room rates partially offset by a 268 basis point decrease in occupancy at the hotel; and (viii) $270,000 at the Key West Pier House as a result of 2.8% higher room rates partially offset by a 109 basis point decrease in occupancy at the hotel. These increases were partially offset by decreases of (i) $4.4 million at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016; (ii) $380,000 at the Chicago Sofitel Magnificent Mile as a result of 3.5% lower room rates partially offset by a 111 basis point increase in occupancy at the hotel; (iii) $194,000 at the Plano Marriott Legacy Town Center as a result of 0.3% lower room rates and a 98 basis point decrease in occupancy; and (iii) $11,000 at the Hilton La Jolla Torrey Pines as a result of a 171 basis point decrease in occupancy partially offset by 1.6% higher room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenue from our hotel properties increased $13.7 million, or 23.4%, to $72.0 million during the 2016 period compared to the 2015 period. This increase is primarily attributable to increases of $11.8 million at the Ritz-Carlton St. Thomas and $1.5 million at the Bardessono Hotel as a result of their acquisitions in 2015. We experienced an additional aggregate increase in food and beverage revenue of $1.2 million at the Capital Hilton, Chicago Sofitel Magnificent Mile, Tampa Renaissance and Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines and Key West Pier House. These increases were partially offset by a lower aggregate food and beverage revenue of $633,000 at the San Francisco Courtyard

Downtown, Philadelphia Courtyard and Plano Marriott Legacy Town Center and lower food and beverage revenue of $210,000 at the Seattle Courtyard Downtown due to its sale in July 1, 2016.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $6.9 million, or 69.1%, to $17.0 million during the 2016 period compared to the 2015 period. This increase is attributable to an increase of $6.1 million at the Ritz-Carlton St. Thomas and $780,000 at the Bardessono Hotel due to their acquisitions in 2015. There was also an aggregate increase of $1.1 million at the Hilton La Jolla Torrey Pines, Plano Marriott Legacy Town Center, Tampa Renaissance, Philadelphia Courtyard and Seattle Marriott Waterfront. This increase was partially offset by lower aggregate other revenue at the Chicago Sofitel Magnificent Mile, Capital Hilton, San Francisco Courtyard Downtown and Key West Pier House of approximately $755,000 and of $296,000 at the Seattle Courtyard Downtown due to its sale in July 1, 2016.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $8,000, or 7.2%, to $103,000 in the 2016 period compared to the 2015 period. The decrease is attributable to lower Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $7.9 million, or 19.0%, to $49.8 million in the 2016 period compared to the 2015 period. The increase is primarily attributable to an increase in rooms revenue at our nine comparable hotel properties and the acquisitions of the Ritz-Carlton St. Thomas and the Bardessono Hotel in 2015, partially offset by lower rooms expense at the Seattle Courtyard Downtown due to its sale in July 1, 2016.
Food and Beverage Expense. Food and beverage expense increased $12.7 million, or 32.7%, to $51.7 million during the 2016 period compared to the 2015 period. The increase is primarily attributable to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and higher revenue at our nine comparable hotel properties. These increases were partially offset by the sale of Seattle Courtyard Downtown.
Other Operating Expenses. Other operating expenses increased $17.5 million, or 25.2%, to $86.9 million in the 2016 period compared to the 2015 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $2.2 million in direct expenses and $15.3 million in indirect expenses and incentive management fees in the 2016 period compared to the 2015 period. Direct expenses were 1.7% of total hotel revenue for the 2016 period and 1.2% for the 2015 period. The increase in direct expenses is comprised of an increase of a $3.1 million as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 partially offset by decreases of $806,000 at our nine comparable hotel properties and $24,000 from the sale of Seattle Courtyard Downtown on July 1, 2016. The increase in indirect expenses is primarily attributable to increases in (i) general and administrative costs of $6.7 million, including $1.3 million from our nine comparable hotel properties and $5.6 million from the two hotel properties acquired in 2015, partially offset by a decrease of $178,000 from the sold hotel property; (ii) marketing costs of $3.2 million, comprised of $952,000 from our nine comparable hotel properties and $2.6 million from the two acquired hotel properties, partially offset by a decrease of $305,000 from the sold hotel property; (iii) repairs and maintenance of $2.5 million, including $2.7 million from our two acquired hotel properties partially offset by decreases of $98,000 from our nine comparable hotel properties and $139,000 from the sold hotel property; (iv) lease expense of $976,000, comprised of $906,000 from our two acquired hotel properties and $72,000 from our nine comparable hotel properties, partially offset by a decrease of $2,000 from the sold hotel property; (v) incentive management fees of $321,000, including $498,000 from our nine comparable hotel properties and $554,000 from our two acquired hotel properties, partially offset by a decrease of $731,000 from our sold hotel property; and (vi) energy costs of $1.6 million, comprised of $1.7 million from our two acquired hotel properties, partially offset by decreases of $70,000 from our nine comparable hotel properties and $83,000 from the sold hotel property.
Management Fees. Base management fees increased $1.4 million, or 13.2%, to $12.0 million in the 2016 period compared to the 2015 period. The increase is comprised of an increase of $1.5 million as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and $228,000 from our nine comparable hotel properties due to higher hotel revenue in the 2016 period, partially offset by a decrease of $342,000 from the sale of Seattle Courtyard Downtown on July 1, 2016.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $896,000, or 6.5%, to $14.7 million in the 2016 period compared to the 2015 period, which is comprised of an increase of $1.2 million from the two acquired hotel properties, partially offset by decreases of $203,000 from our nine comparable hotel properties and $139,000 from our sold hotel property.
Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 6.0%, to $34.3 million for the 2016 period compared to the 2015 period. The increase is due to $3.5 million of depreciation and amortization associated with the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and higher depreciation of $1.2 million attributable to capital expenditures that have occurred since September 30, 2015, partially offset by lower depreciation of $1.9 million as a result of fully depreciated furniture, fixtures and equipment and $725,000 from the sale of the Seattle Courtyard Downtown on July 1, 2016.

Advisory Services Fee. Advisory services fee increased $2.6 million, or 26.4%, to $12.4 million in the 2016 period compared to the 2015 period as a result of increases in equity-based compensation of $1.4 million, incentive fee of $772,000 and reimbursable expenses of $610,000 partially offset by a decrease in base advisory fee of $179,000. In the 2016 period, we recorded an advisory services fee of $12.4 million which included a base advisory fee of $6.3 million, reimbursable expenses of $2.0 million, equity-based compensation of $3.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services and an incentive fee of $772,000. In the 2015 period, we incurred an advisory services fee of $9.8 million, which included a base advisory fee of $6.5 million reimbursable expenses of $1.4 million and equity-based compensation of $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Transaction Costs. In the 2016 period, we recorded transaction costs of $501,000 related to payment of transfer taxes. In the 2015 period, we recorded transaction costs of $255,000 related to the acquisition of the Bardessono Hotel.
Corporate General and Administrative. Corporate general and administrative expenses increased $12.6 million, or 330.8%, to $16.4 million in the 2016 period compared to the 2015 period as a result of increases in professional fees of $12.8 million, primarily related to the proxy contest and litigation, higher public company costs of $48,000 and higher equity-based compensation to non-employee directors of $271,000. These increases were partially offset by lower miscellaneous expenses of $277,000.
Equity in Loss of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $2.6 million in the 2016 period and $4.2 million in the 2015 period related to our investment in the AQUA U.S. Fund. This investment was liquidated in June 2016.
Interest Income. Interest income increased $111,000, or 528.6%, to $132,000 for the 2016 period compared to the 2015 period.
Gain on sale of hotel property. For the 2016 period, we recorded a gain of $26.4 million related the sale of Seattle Courtyard Downtown on July 1, 2016.
Other Income (Expense). For the 2016 period, other expenses were $88,000. Other income was $1.2 million for the 2015 period due to a realized gain on marketable securities of $1.1 million and $223,000 of dividends related to marketable securities. This income was partially offset by $59,000 for commissions paid on certain derivative instruments purchased during the 2015 period.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $3.0 million, or 10.7%, to $31.1 million for the 2016 period compared to the 2015 period as a result of the increase in interest expense and amortization of loan costs from the financings associated with the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas in 2015, partially offset by lower interest expense and amortization of loan costs from the sale of Seattle Courtyard Downtown on July 1, 2016. The average LIBOR rates for the 2016 period and the 2015 period were 0.45% and 0.20%, respectively.
Unrealized Loss on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. decreased $4.5 million, or 80.6%, to $1.1 million for the 2016 quarter compared to the 2015 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.6 million for the 2016 period, resulting from the write-off of unamortized loan costs of $2.5 million and exit fees of $108,000 related to the sale of the Seattle Courtyard Downtown . In the 2015 period, we incurred fees of $54,000 in connection with the refinancing of our $69.0 million mortgage loan due September 2015, which had an outstanding balance of $69.0 million. The mortgage loan was replaced with a $70.0 million mortgage loan due March 2017.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $2.2 million for the 2016 period consisted of a $2.3 million unrealized gain on interest rate floors, partially offset by an unrealized loss on interest rate caps of $62,000 and a$56,000 unrealized loss on options on futures contracts. In the 2015 period, we had an unrealized loss of $2.1 million on interest rate floors and $42,000 on interest rate caps. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax Expense. Income tax expense increased $651,000, or 175.5%, to $1.0 million for the 2016 period compared to the 2015 period. This increase was primarily due to the partial release in the 2015 period of valuation allowance previously recorded by our wholly-owned TRS offset by a decrease in the profitability of the Company’s taxable REIT subsidiaries in the 2016 period compared to the 2015 period.

Income from Consolidated Entities Attributable to Noncontrolling Interest. The noncontrolling interest partner in consolidated entities was allocated income of $2.6 million and $1.1 million for the 2016 period and the 2015 period, respectively. At September 30, 2016, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net Income Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $2.0 million and $671,000 for the 2016 period and the 2015 period, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 11.00% and 16.53% as of September 30, 2016 and 2015, respectively.
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
We have no other off-balance sheet arrangements.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as write-off of loan costs and exit fees, strategic alternatives and other deal costs, transaction costs, gain on sale of hotel property and non-cash items such as amortization of favorable (unfavorable) contract assets (liabilities), unrealized loss on investments, unrealized (gain) loss on derivatives, other (income) expense, non-employee stock/unit-based compensation and the Company’s portion of unrealized loss of investment in securities investment fund. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$21,322	$(7,282)	$23,475	$1,417
Income from consolidated entities attributable to noncontrolling interests	(2,504)	(1,090)	(2,569)	(1,068)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,960)	1,532	(1,994)	(671)
Net income (loss) attributable to the Company	16,858	(6,840)	18,912	(322)
Interest income	(50)	(12)	(132)	(21)
Interest expense and amortization of loan costs (1)	9,380	8,965	29,839	26,924
Depreciation and amortization (1)	10,459	10,594	32,216	30,222
Income tax expense (benefit)	(504)	62	1,022	371
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,960	(1,532)	1,994	671
EBITDA available to the Company and OP unitholders	38,103	11,237	83,851	57,845
Amortization of favorable (unfavorable) contract assets (liabilities)	43	(2)	69	(109)
Write-off of loan costs and exit fees	2,595	—	2,595	54
Transaction costs	63	255	501	255
Gain on sale of hotel property	(26,359)	—	(26,359)	—
Unrealized loss on investments	458	5,621	1,091	5,621
Unrealized (gain) loss on derivatives (1)	3,912	2,061	(2,218)	2,097
Other (income) expense	78	59	88	(1,233)
Non-cash, non-employee stock/unit-based compensation	1,234	935	3,541	2,101
Legal and advisory costs	1,830	600	14,056	912
Company’s portion of unrealized loss of investment in securities investment fund	—	3,399	2,587	4,219
Adjusted EBITDA available to the Company and OP unitholders	$21,957	$24,165	$79,802	$71,762
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense and amortization of loan costs	$(415)	$(383)	$(1,277)	$(1,136)
Depreciation and amortization	(716)	(714)	(2,126)	(2,162)
Unrealized loss on derivatives	—	—	—	(4)
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, strategic alternatives and other deal costs, transaction costs, write-off of loan costs and exit fees and non-cash items such as unrealized loss on investments, unrealized (gain) loss on derivatives, other (income) expense, non-employee stock/unit-based compensation and the Company’s portion of unrealized loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated and combined consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$21,322	$(7,282)	$23,475	$1,417
Income from consolidated entities attributable to noncontrolling interests	(2,504)	(1,090)	(2,569)	(1,068)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,960)	1,532	(1,994)	(671)
Preferred dividends	(994)	(895)	(2,866)	(1,093)
Net income (loss) attributable to the Company	15,864	(7,735)	16,046	(1,415)
Depreciation and amortization on real estate (1)	10,459	10,594	32,216	30,222
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,960	(1,532)	1,994	671
Gain on sale of hotel property	(26,359)	—	(26,359)	—
FFO available to common stockholders and OP unitholders	1,924	1,327	23,897	29,478
Preferred dividends	994	895	2,866	1,093
Unrealized loss on investments	458	5,621	1,091	5,621
Unrealized (gain) loss on derivatives (1)	3,912	2,061	(2,218)	2,097
Other (income) expense	78	59	88	(1,233)
Transaction costs	63	255	501	255
Non-cash, non-employee stock/unit-based compensation	1,234	935	3,541	2,101
Legal and advisory costs	1,830	600	14,056	912
Write-off of loan costs and exit fees	2,595	—	2,595	54
Company’s portion of unrealized loss of investment in securities investment fund	—	3,399	2,587	4,219
Adjusted FFO available to the Company and OP unitholders	$13,088	$15,152	$49,004	$44,597
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Depreciation and amortization on real estate	$(716)	$(714)	$(2,126)	$(2,162)
Unrealized loss on derivatives	—	—	—	(4)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms

Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	358	100	358
Marriott	Plano, TX	Full	404	100	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott	San Francisco, CA	Select	405	100	405
Sofitel	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz Carlton	St. Thomas, USVI	Full	180	100	180
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296
Renaissance (2)	Tampa, FL	Full	293	100	293
Bardessono Hotel and Spa (3)	Yountville, CA	Full	62	100	62
Total			3,702		3,467
________

(1)	The ground lease expires in 2043.

(2)	The ground lease expires in 2080.

(3)	The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At September 30, 2016, our total indebtedness of $768.9 million included $425.4 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2016, would be approximately $1.1 million per year. Interest rate changes will have no impact on the remaining $343.5 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2016, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively for an initial total upfront cost of $3.5 million. Our total exposure is capped at our initial total cost of $3.5 million.
We have purchased options on Eurodollar futures to hedge our cash flow risk for total costs of $496,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
On March 14, 2016, Sessa filed counterclaims and a motion for a preliminary injunction in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting the issuance of shares of Series C Preferred Stock and requiring the board to approve the Sessa candidates, or in the alternative, prohibiting the solicitation of proxies until the board approves the Sessa candidates. On April 2, 2016, Sessa amended its counterclaims alleging that the Company had violated federal proxy solicitation laws by, among other things, stating that Sessa had not complied with the Company’s bylaws and that its purported director nominations are invalid. On April 6, 2016, the Court granted expedited discovery in connection with Sessa’s motion for preliminary injunction and the Company’s anticipated motion for preliminary injunction in the Texas State Action. On April 8, 2016, the Company notified the court that Sessa’s claims relating to the Series C Preferred Stock were moot after the Company unwound the OP Unit enfranchisement preferred equity transaction for the Company’s OP unitholders. On April 13, 2016, the Company filed its motion for preliminary injunction seeking an order declaring that Sessa’s slate of nominees is invalid and enjoining Sessa from submitting the nominees to stockholders for election to the board. On May 20, 2016, the court denied Sessa’s motion for a preliminary injunction and granted the Company’s motion for a preliminary injunction. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. Sessa’s appeal is fully briefed and the court heard oral argument on August 2, 2016. Sessa currently has no claims for monetary damages, but it seeks reimbursement of its attorneys’ fees and costs.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The following table provides the information with respect to purchases of our common stock during each of the months in the third quarter of 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	630,346	$14.39	629,627	$36,787,500
August 1 to August 31	592	15.50	—	36,787,500
September 1 to September 30	412	15.10	—	36,787,500
Total	631,350	$14.39	629,627
__________________

(1)
Includes shares that were repurchased from Ashford Trust when former Ashford Trust employees who held restricted shares of Ashford Prime common stock they received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

(2)	Includes restricted shares of our common stock, with no associated cost, that were forfeited upon termination of employment.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.3	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
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

3.8	Second Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 9, 2016)
10.1	Second Amended and Restated 2013 Equity Incentive Plan of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2016)
10.2
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 9, 2016)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	November 9, 2016	By:	/s/ MONTY J. BENNETT
Monty J. Bennett
Chief Executive Officer

Date:	November 9, 2016	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer