Form 10-K
period 2016-12-31
Ashford Hospitality Prime, Inc.
filed 2017-02-28
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35972
ASHFORD HOSPITALITY PRIME, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2488594
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Preferred Stock, Series B	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2016, the aggregate market value of 24,607,436 shares of the registrant’s common stock held by non-affiliates was approximately $347,949,000.
As of February 24, 2017, the registrant had 26,026,515 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY PRIME, INC.
YEAR ENDED DECEMBER 31, 2016

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a wholly-owned subsidiary of Ashford Inc., an affiliate of Ashford Trust. “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation, which we refer to as “Ashford Prime TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton St. Thomas hotel.
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

PART I

Item 1. Business
Our Company
We are an externally-advised Maryland corporation that was formed in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average RevPar was $162 for the year ended December 31, 2016. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of February 24, 2017, we owned interests in eleven hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,702 total rooms, or 3,467 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own nine of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc. through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Our Investment and Growth Strategies
Our principal business objectives are to generate attractive returns on our invested capital and long-term growth in cash flow to maximize total returns to our stockholders. To achieve our objectives, we pursue the following strategies:
Pursue Focused Investment Strategy. Our strategy is to invest in premium branded and high quality independent luxury hotels and resorts that are anticipated to generate RevPAR at least twice the average RevPAR for the U.S. lodging industry, as determined by Smith Travel Research and are located predominantly in North America.
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
In connection with this investment strategy, we frequently evaluate opportunities to acquire additional hotel properties, either through direct ownership, joint ventures, partnership participations or similar arrangements. We may use cash or issue common units in Ashford Prime OP as currency for a transaction. Some or all of these acquisitions, if completed, may be material to our company, individually or in the aggregate. We may, from time to time, be party to letters of intent, term sheets and other non-binding agreements relating to potential acquisitions. We cannot assure you that we will enter into definitive acquisition agreements with respect to any potential acquisitions.
Active Asset Management Strategy. We rely on Ashford LLC to asset-manage the hotel properties in our portfolio, and will rely on Ashford LLC to asset-manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Asset management is intended to include actively “managing” the third-party property managers and holding them accountable to drive industry leading top line and bottom line operating performance. Ashford LLC aims to achieve this goal by benchmarking each asset’s performance compared to similar hotel properties within our portfolio. Ashford LLC also closely monitors all hotel operating expenses, as well as third-party vendor and service contracts. If expense levels are not commensurate with the property revenues, Ashford LLC works with the property manager to implement cost cutting initiatives. Ashford LLC is also very active in critiquing and proposing improved strategies for the sales, marketing and revenue management initiatives of the property manager as well as its ability to drive ancillary hotel revenues (for example, spa, food and beverage, parking, and Internet). In addition to supervising and directing the property manager, Ashford LLC works with the brands and management companies to negotiate favorable franchise agreement and property management agreement terms. Ashford LLC also actively participates in brand advisory committee meetings to provide feedback and input on new hotel brand initiatives.
Asset management functions include acquisition, renovation, financing and disposition of assets, operational accountability of managers, budget review, capital expenditures and property-level strategies as compared to the day-to-day management of our hotel properties, which is performed by our property managers. Additionally, Ashford LLC and Ashford Inc. have agreed, from time to time, to make mutually agreed upon “key money investments” in our company, our subsidiaries or affiliates to facilitate our acquisition of one or more properties, if our independent directors and Ashford Inc.’s independent directors determine that without such an investment, the acquisition of such property would be uneconomic to us. See discussion on “key money investments” under the section “The Advisory Agreement.”
Disciplined Capital Allocation Strategy. We intend to pursue a disciplined capital allocation strategy as it relates to the acquisition, operation, disposition and financing of assets in our portfolio and those that we may acquire in the future. Ashford LLC utilizes its extensive industry experience and capital markets expertise to influence the timing of capital deployment and recycling, and we may selectively sell hotel properties that are no longer consistent with our investment strategy or as to which returns appear to have been maximized. To the extent we sell hotel properties, we generally intend to redeploy the capital into investment opportunities that we believe will achieve higher returns or buy back our common stock.
Our Hotels
As of February 24, 2017, we own interests in a high-quality, geographically diverse portfolio of eleven hotel properties located in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands comprising 3,702 total rooms, or 3,467 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are located in top U.S. and U.S. territory markets that exhibit strong growth characteristics resulting from multiple demand generators or strong resort markets. Eight of the eleven hotel properties in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). The material terms of these agreements are described below in “Certain Agreements—Hotel Management Agreements.” One hotel property is managed by Accor Business and Leisure Management, LLC (“Accor”) and two hotel properties are managed by Remington Lodging. Each of our hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For the year ended December 31, 2016, approximately 72% of the rooms revenue was generated by transient business; approximately 26% was group sales and 2% was contract sales.

The following tables set forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2016:

				Year Ended December 31, 2016
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	83.83%	$194.93	$163.41	$12,922
The Capital Hilton	Washington, D.C.	550	75%	88.59%	230.69	204.36	17,422
Marriott Plano Legacy Town Center	Plano, TX	404	100%	70.57%	190.70	134.58	11,021
Seattle Marriott Waterfront	Seattle, WA	358	100%	83.07%	264.10	219.40	15,115
Courtyard San Francisco Downtown	San Francisco, CA	405	100%	89.55%	273.07	244.54	12,790
Courtyard Philadelphia Downtown	Philadelphia, PA	499	100%	81.80%	182.46	149.26	12,557
Renaissance Tampa International Plaza(3)	Tampa, FL	293	100%	81.22%	188.12	152.79	6,777
Chicago Sofitel Magnificent Mile	Chicago, IL	415	100%	82.42%	215.89	177.93	8,400
Pier House Resort	Key West, FL	142	100%	87.90%	410.79	361.08	10,229
Bardessono Hotel(4)	Yountville, CA	62	100%	84.37%	733.66	619.02	5,029
Ritz-Carlton St. Thomas	St. Thomas, U.S. Virgin Islands	180	100%	78.46%	537.75	421.90	8,813
Total / Weighted Average(5)		3,702		82.91%	$250.03	$207.30	$121,075
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

(2)	Subject to a ground lease that expires in 2043.

(3)	Subject to a ground lease that expires in 2080.

(4)	Subject to a ground lease that initially expires in 2055. The ground lease contains two 25-year extension options, at our election.

(5)	Calculated on a portfolio basis for the eleven hotel properties in our portfolio as of December 31, 2016.
Hilton La Jolla Torrey Pines, La Jolla, CA
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2043. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1989 and is comprised of 394 guest rooms, including 232 king rooms, 152 queen/queen rooms and 10 suites. Approximately $25.2 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included lobby, restaurant, meeting space and room renovations.
The hotel’s location attracts all three major demand segments: corporate transient, group meetings and leisure transient. The famous Torrey Pines Golf Course, located on the property’s western boundary, appeals to each demand segment. Each room has a private balcony or patio with ocean, garden or golf course views. In addition to the attraction of the golf course, the hotel is located within walking distance of the Torrey Pines State Nature Reserve with access to a number of outdoor activities and Pacific Ocean beaches. Numerous hospitals and research facilities are located within close proximity of the hotel.
Additional property highlights include:

•	Meeting Space: Approximately 60,000 square feet of meeting space, including:

•	21,000 square feet of function space in 21 rooms to accommodate up to 1,500 people;

•	over 32,000 square feet of outdoor function space; and

•	the 6,203 square foot Fairway Pavilion Ballroom overlooking the 18th fairway of Torrey Pines Golf Course South Course.

•
Food and Beverage: The Hilton La Jolla Torrey Pines hosts the Torreyana Grill and Lounge, an all-purpose three-meal restaurant with 205 seats and the Horizons Lounge. Both outlets overlook the golf course and the Pacific Ocean.

•	Other Amenities: The hotel has a fitness center, outdoor pool, outdoor whirlpool, tennis courts, basketball court, business center, valet parking and a gift shop.
Location and Access. The hotel is located near the Pacific Ocean in a secluded area of the famous Torrey Pines golf course. The hotel is approximately 15 miles from the San Diego International Airport—Lindbergh Field.

Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rooms	394	394	394	394	394
Average Occupancy	83.8%	85.4%	84.5%	78.2%	75.8%
ADR	$194.93	$191.16	$178.35	$168.43	$166.41
RevPAR	$163.41	$163.15	$150.71	$131.76	$126.19
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$42,058	$40,541	$36,393
Rooms Revenue	23,564	23,463	21,673
Hotel EBITDA(1)	12,922	12,520	10,942
EBITDA Margin	30.7%	30.9%	30.1%
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

The Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in The Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 550 guest rooms, including 285 king rooms, 88 queen/queen rooms, 96 double/double rooms, 79 single queen rooms and two parlor suites. Approximately $46.3 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting space, lobby and restaurant and executive lounge. The hotel was one of the early adopters in relocating the executive (or concierge) lounge to the lobby level, allowing the hotel to offer additional concierge room types and adding room keys back into inventory.
The hotel is strategically located at 16th and K Street, in close proximity to the White House and other government facilities. The hotel has significant historical connotations and is located near numerous Washington, D.C. attractions including the National Mall. The offices of a number of legal firms and national associations are located within walking distance of the property.
Additional property highlights include:

•	Meeting Space: Approximately 31,000 square feet of contiguous meeting space located on the same floor.

•	Food and Beverage: The Capital Hilton hosts (i) the Northgate Grill, a full service restaurant with 130 seats and (ii) the Statler Lounge, a lobby bar with 72 seats.

•	Other Amenities: The hotel has the MINT Health Club and Day Spa, gift shop, business center, valet parking and an executive lounge.
Location and Access. The hotel is conveniently located in the center of Washington, D.C., north of the White House and near the National Mall and numerous tourist attractions. By virtue of its size and clear signage, it is visible from both directions on 16th street. The hotel is approximately five miles from Ronald Reagan Washington National Airport.

Operating History. The following table shows certain historical information regarding The Capital Hilton hotel since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rooms	550	550	547	544	544
Average Occupancy	88.6%	85.4%	84.8%	83.7%	82.3%
ADR	$230.69	$222.26	$219.56	$216.40	$213.93
RevPAR	$204.36	$189.88	$186.11	$181.03	$176.09
Selected Financial Information. The following tables show certain selected financial information regarding The Capital Hilton hotel since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$58,612	$54,423	$50,920
Rooms Revenue	41,137	38,045	37,060
Hotel EBITDA(1)	17,422	15,297	15,183
EBITDA Margin	29.7%	28.1%	29.8%
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

Marriott Plano Legacy Town Center, Plano, TX
Our subsidiary, Ashford Plano-M LP, owns a fee simple interest in the Marriott Plano Legacy Town Center. The hotel opened in 2001 and is comprised of 404 guestrooms, including 223 king rooms, 136 double/double rooms, and 45 suites. Approximately $17.4 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included major suite room, full meeting room and corridor renovations. Projects targeted for 2017 include a custom designed guest suites renovation, a transformation of the lobby into a Marriott “great room” concept which includes adding a lobby bar and repositioning the food and beverage outlets.
The hotel is located in west Plano in a prime location near high occupancy office buildings and Legacy Town Center, a master planned community featuring urban style housing, retail, dining and office space. The Shops at Legacy Town Center provide a “main street” style shopping experience with numerous patio dining options, all within walking distance of the property.
Additional property highlights include:

•	Meeting Space: Approximately 31,000 square feet of meeting space, including foyer space.

•
Food and Beverage: The Marriott Plano Legacy Town Center hosts (i) the Copper Bottom Grill, a full-service restaurant open for breakfast and lunch with 117 seats and (ii) Chaddick’s, a lounge offering food options after 2:00 p.m., with 82 seats, including outdoor seating.

•	Other Amenities: The hotel has a fitness center, outdoor pool, whirlpool and sauna, a business center, valet parking and gift shop.
Location and Access. The hotel is conveniently located in west Plano near Legacy Town Center, just off of the North Dallas Tollway. The hotel is approximately 23 miles from the Dallas/Fort Worth International Airport and approximately 20 miles from Dallas Love Field Airport.

Operating History. The following table shows certain historical information regarding the Marriott Plano Legacy Town Center hotel since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rooms	404	404	404	404	404
Average Occupancy	70.6%	71.0%	69.1%	66.4%	66.4%
ADR	$190.70	$193.45	$178.78	$173.95	$162.59
RevPAR	$134.58	$137.41	$123.57	$115.49	$107.91
Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Plano Legacy Town Center hotel since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$32,001	$32,033	$28,879
Rooms Revenue	19,899	20,263	18,222
Hotel EBITDA(1)	11,021	11,088	9,876
EBITDA Margin	34.4%	34.6%	34.2%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Seattle Marriott Waterfront, Seattle, WA
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Seattle Marriott Waterfront hotel. The hotel opened in 2003 and is comprised of 358 guestrooms, including 190 king rooms, 155 double/double rooms and 13 suites. About half of the hotel’s guest rooms have water views overlooking Elliott Bay. Approximately $9.8 million was spent on capital expenditures since acquisition by Ashford Trust in 2007. Capital plans for 2017 include the addition of an M Club on the lobby level and recapturing three guestrooms on the eighth floor by relocating the executive lounge.
The hotel is located on the Seattle Waterfront within walking distance of Pike Place Market, a unique retail experience and a major Seattle tourist attraction. Numerous food vendors providing locally produced food, retail shops offering a variety of merchandise and the original Starbucks Coffee Shop complement the venue. The Seattle Great Wheel, one of the tallest ferris wheels in the western United States, and the Seattle Aquarium are located along Alaskan Way in close proximity to the hotel. The hotel is also located directly across from the Pier 66 cruise terminal, a strong leisure demand generator during the six month long cruise season.
Additional property highlights include:

•	Meeting Space: Approximately 11,300 square feet of meeting space.

•
Food and Beverage: The Seattle Marriott Waterfront hosts (i) Hook and Plow, a full-service restaurant with 192 seats; (ii) Lobby Bar/Library with 120 seats; and (iii) the “Market” offering snacks, drinks and sundry items.

•	Other Amenities: The hotel has a fitness center, indoor/outdoor connected pool, business center, guest laundry facilities and valet parking.
Location and Access. The hotel is conveniently located on the Seattle waterfront, just off of Highway 99 / Alaskan Way Viaduct. The hotel is approximately 15 miles from the Seattle/Tacoma International Airport.

Operating History. The following table shows certain historical information regarding the Seattle Marriott Waterfront hotel since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rooms	358	358	358	358	358
Average Occupancy	83.1%	82.2%	79.7%	77.8%	77.7%
ADR	$264.10	$255.20	$240.56	$219.09	$200.34
RevPAR	$219.40	$209.84	$191.66	$170.45	$155.64
Selected Financial Information. The following tables show certain selected financial information regarding the Seattle Marriott Waterfront hotel since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$37,648	$36,144	$32,104
Rooms Revenue	28,748	27,419	25,044
Hotel EBITDA(1)	15,115	14,662	13,016
EBITDA Margin	40.1%	40.6%	40.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard San Francisco Downtown, San Francisco, CA
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in the Courtyard San Francisco Downtown. The hotel opened in 2001 and is comprised of 405 guestrooms, including 206 king rooms, 168 double/queen rooms and 31 suites. Approximately $13.5 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a restaurant renovation, a guestroom soft goods renovation and a meeting space renovation. In early 2017, the hotel is scheduled to undergo an extensive custom designed guestroom renovation. As part of this renovation, the hotel will add four additional guest rooms.
The hotel is located conveniently downtown in the heart of the SOMA district of San Francisco. The hotel is located near numerous businesses and attractions, including the Moscone Convention Center, AT&T Park, Union Square and the Metreon Complex.
Additional property highlights include:

•	Meeting Space: Approximately 11,000 square feet of meeting space.

•
Food and Beverage: The Courtyard San Francisco Downtown hosts (i) Whispers Bar and Grill, a dinner only restaurant with 50 seats, (ii) Jasmine’s, a breakfast only restaurant with 100 seats and (iii) a Starbucks coffee shop with nine seats.

•
Other Amenities: The hotel has a fitness center, indoor pool and whirlpool, valet parking and a 50 seat outdoor courtyard. The outdoor courtyard is a popular venue for receptions. The courtyard’s creatively designed outdoor fire feature allows the hotel to sell this space in both winter and summer.

Location and Access. The hotel is located in downtown San Francisco and is easily accessible from Interstate 80 and US 101. The hotel is approximately 14 miles from the San Francisco International Airport.

Operating History. The following table shows certain historical information regarding the Courtyard San Francisco Downtown since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rooms	405	405	405	405	405
Average Occupancy	89.6%	91.1%	89.9%	88.4%	85.4%
ADR	$273.07	$267.24	$255.75	$226.92	$206.95
RevPAR	$244.54	$243.45	$229.90	$200.58	$176.66
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard San Francisco Downtown since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$41,365	$41,938	$39,148
Rooms Revenue	36,249	35,988	33,984
Hotel EBITDA(1)	12,790	13,695	13,065
EBITDA Margin	30.9%	32.7%	33.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard Philadelphia Downtown, Philadelphia, PA
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in the Courtyard Philadelphia Downtown. The hotel opened in 1999 and is comprised of 499 guestrooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two Parlor Suites. Approximately $24.1 million has been spent on capital expenditures since its acquisition in 2007, which included a lobby bistro renovation and extensive guest rooms repositioning, bathrooms, suites and hallways renovation. An extensive meeting space renovation started during the fourth quarter of 2016 with a targeted completion date in the first quarter of 2017.
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

Operating History. The following table shows certain historical information regarding the Courtyard Philadelphia Downtown since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rooms	499	499	499	498	498
Average Occupancy	81.8%	82.6%	79.4%	76.6%	77.9%
ADR	$182.46	$175.85	$166.01	$165.02	$161.20
RevPAR	$149.26	$145.28	$131.81	$126.33	$125.56
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Philadelphia Downtown since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$32,643	$32,044	$29,379
Rooms Revenue	27,260	26,461	23,997
Hotel EBITDA(1)	12,557	12,525	11,312
EBITDA Margin	38.5%	39.1%	38.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Renaissance Tampa International Plaza, Tampa, FL
We are subject to a ground lease in the Renaissance Tampa International Plaza which expires in 2080. The hotel opened in 2004 and is comprised of 293 guestrooms, including 174 king rooms, 113 double/double rooms and six suites. Approximately $12.1 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a meeting space and lobby renovation, a fitness center expansion and an extensive guestrooms renovation.
The hotel is located within Tampa International Plaza, which provides many fine dining and retail options immediately adjacent to the hotel. The hotel is also located near the shopping of the Westshore business market.
Additional property highlights include:

•	Meeting Space: Approximately 12,000 square feet of meeting space.

•	Food and Beverage: The Renaissance Tampa International Plaza hosts (i) the Pelagia Trattoria, an all-purpose restaurant and (ii) Gabriella’s, a lobby bar and restaurant.

•	Other Amenities: The hotel has a fitness center, outdoor pool and whirlpool, a gift shop, valet parking and a business center.
Location and Access. The hotel is in Tampa International Plaza and is approximately five miles from the Tampa International Airport.
Operating History. The following table shows certain historical information regarding the Renaissance Tampa International Plaza since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rooms	293	293	293	293	293
Average Occupancy	81.2%	78.0%	80.4%	77.6%	78.0%
ADR	$188.12	$175.40	$161.82	$153.70	$154.68
RevPAR	$152.79	$136.75	$130.07	$119.31	$120.57

Selected Financial Information. The following tables show certain selected financial information regarding the Renaissance Tampa International Plaza since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$23,881	$21,934	$20,727
Rooms Revenue	16,384	14,625	13,910
Hotel EBITDA(1)	6,777	5,800	5,649
EBITDA Margin	28.4%	26.4%	27.3%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Chicago Sofitel Magnificent Mile, Chicago, IL
On February 24, 2014, we acquired a fee simple interest in the Chicago Sofitel Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guestrooms, including 63 suites. Approximately $2.2 million was spent on capital expenditures since acquisition by us in 2014. Both the fitness center and lobby bar will undergo an extensive renovation in the second quarter of 2017 and a comprehensive guestroom and corridor renovation is set to begin in the fourth quarter of 2017.
The hotel is located one block west of Chicago’s Magnificent Mile on a 0.6 acre parcel in an area of Chicago known as the Gold Coast. The 32-story building was designed by French architect Jean-Paul Viguier and has views of Lake Michigan and the Chicago skyline. It is located in the heart of the Gold Coast neighborhood, proximate to some of Chicago’s largest leisure demand generators, on the corner of Chestnut Street and Wabash Avenue.
Additional property highlights include:

•	Meeting Space: Approximately 12,500 square feet of conference space.

•
Food and Beverage: The Chicago Sofitel Magnificent Mile includes (i) the Café des Architectes, an 82 seat contemporary, Michelin Guide recommended restaurant featuring modern French cuisine; (ii) Le Bar, a 45 seat modern cocktail lounge; (iii) La Tarrasse, a 40 seat outdoor patio and lounge serving the cuisine of Café des Architectes; and (iv) Cigale, a restaurant space featuring an exhibition kitchen and frontage on Wabash Avenue overlooking Connors Park (currently utilized only for event space).

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
Operating History. The following table shows certain historical information regarding the Chicago Sofitel Magnificent Mile since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012 (1)
Rooms	415	415	415	415	415
Average Occupancy	82.4%	80.0%	80.5%	82.0%	78.1%
ADR	$215.89	$222.55	$234.93	$222.06	$219.86
RevPAR	$177.93	$178.11	$197.84	$182.13	$171.66
__________________

(1)	2012 is comprised of the following periods, as a result of a change in ownership during the year:

	Nov 1-Dec 31, 2012	Jan 1-Oct 31, 2012
ADR	$211.85	$221.38
RevPAR	$159.00	$174.20

Selected Financial Information. The following table shows certain selected financial information regarding the Chicago Sofitel Magnificent Mile since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$36,879	$37,322	$36,635
Rooms Revenue	27,026	26,980	25,534
Hotel EBITDA(1)	8,400	8,360	11,334
Hotel EBITDA Margin	22.8%	22.4%	30.9%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the year ended December 31, 2014, represent the operating results since our acquisition on February 25, 2014. The hotel operating results for the years ended December 31, 2013 and 2012 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. Financial statements for the Chicago Sofitel Magnificent Mile as of October 31, 2012 and for the period January 1, through October 31, 2012, as of December 31, 2012 and for the period November 1 through December 31, 2012 were audited and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. The financial statements as of and for the nine months ended September 30, 2013 were reviewed and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. No financial statements were prepared, audited or reviewed as of and for the year ended December 31, 2013.
Pier House Resort, Key West, FL
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort from Ashford Trust pursuant to an option agreement that we entered into in connection with the spin-off. The hotel opened in 1968 and is comprised of 142 guestrooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $3.6 million was spent on capital expenditures since acquisition by Ashford Trust in May 2013, which included spa, fitness center and select guestrooms refresh renovations.
The hotel is located on a six acre compound in Key West, Florida. In addition to its secluded private beach, the hotel is well situated at the north end of Duval Street providing easy access to the heart of Key West and its many demand generators.
Additional property highlights include:

•	Meeting Space: Approximately 2,600 square feet of conference space.

•	Food and Beverage: The Pier House Resort provides an al fresco beach bar, the 152 seat One Duval Restaurant as well as the 18 seat Chart Room.

•	Other Amenities: The hotel has a full service spa, a private beach, a heated outdoor pool, valet parking and a private dock for charter pick-ups.
Location and Access. The hotel is located on a six acre compound in the historic district of Key West, Florida, on Duval Street, at the Gulf of Mexico. Key West, which is the southernmost point of the Florida peninsula, is 160 miles south of Miami. Key West International Airport is approximately four miles from the property and the Marathon and Miami airports are all within driving distance.
Operating History. The following table shows certain historical information regarding the Pier House Resort since 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Rooms	142	142	142	142	142
Average Occupancy	87.9%	90.2%	85.2%	84.6%	82.5%
ADR	$410.79	$396.99	$374.92	$357.86	$333.82
RevPAR	$361.08	$357.88	$319.37	$302.76	$275.50

Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort since 2014 (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Total Revenue	$23,435	$23,192	$17,669
Rooms Revenue	18,766	18,549	13,877
Hotel EBITDA(1)	10,229	9,730	6,701
EBITDA Margin	43.6%	42.0%	37.9%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the year ended December 31, 2014, represent the operating results since our acquisition on March 1, 2014. The hotel operating results for the years ended December 31, 2013 and 2012 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition.
Financial statements for the Pier House Resort as of December 31, 2012 and the year then ended were audited and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. The financial statements as of September 30, 2013, and for the period from May 14 through September 30, 2013, and as of May 14, 2013, and for the period from January 1 through May 13, 2013, were reviewed and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. No financial statements were prepared, audited or reviewed as of and for the year ended December 31, 2013.
Bardessono Hotel, Yountville, CA
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel in Yountville, California, which is subject to a ground lease that initially expires in 2055, with two 25-year extension options. The Bardessono Hotel was built in 2009, has 62 luxurious rooms and suites and is in outstanding physical condition. Built and operated with a primary focus on green practices, the hotel is the only LEED Platinum certified hotel in California and one of only 3 LEED Platinum certified hotels in the U.S. In addition to a meeting space renovation, in 2016 we received approval to construct a 4,000 sq. ft. Presidential Villa. The villa will be built on an undeveloped adjacent parcel of land owned by the Bardessono family. The luxurious villa will consist of 3 large keys, a hospitality suite and private auto court. The construction of the villa is currently targeted to start in the fourth quarter of 2017.
Approximately $589,000 has been spent on capital expenditures since acquisition by us in July 2015.
The hotel is located in Yountville, California and enjoys a central location in the heart of Napa Valley. It offers exceptional amenities, including large, well-appointed guestrooms and suites with private patios/balconies. Guestrooms have fireplaces and oversized bathrooms, many featuring steam showers and a second shower located outdoors in a private garden.
Additional property highlights include:

•	Meeting Space: Approximately 2,100 square feet of indoor and outdoor meeting space.

•	Food and Beverage: The Bardessono Hotel offers the acclaimed 84 seat Lucy restaurant and bar.

•
Other Amenities: The hotel offers on-site spa, fitness center, outdoor amenities include a rooftop pool, a vegetable garden, carbon fiber bicycles and Lexus Hybrid vehicles are also available for guest use.

Location and Access. The hotel is approximately 60 miles north of San Francisco, approximately 68 miles from the San Francisco International Airport and approximately 60 miles from the Oakland International Airport. The hotel is located within the quaint town of Yountville, offering numerous retail and restaurant establishments including the famed French Laundry. Yountville is in the heart of the Napa Valley, a premier wine and culinary destination with over 450 wineries. In addition to the valley’s traditional wine and dining attractions, the region is also known as a popular leisure destination for hiking, biking, golfing, shopping and festivals.

Operating History. The following table shows certain historical information regarding the Bardessono Hotel since its acquisition on July 9, 2015:

	Year Ended December 31, 2016	Period from July 9, 2015 through December 31, 2015
Rooms	62	62
Average Occupancy	84.4%	79.7%
ADR	$733.66	$788.25
RevPAR	$619.02	$628.17
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel since its acquisition on July 9, 2015 (dollars in thousands):

	Year Ended December 31, 2016	Period from July 9, 2015 through December 31, 2015
Total Revenue	$18,934	$9,684
Rooms Revenue	14,047	6,855
Hotel EBITDA(1)	5,029	2,900
EBITDA Margin	26.6%	29.9%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton Hotel, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton St. Thomas in St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 176 luxurious guest rooms and four suites all featuring a spacious private balcony with ocean or resort views. The resort recently completed a comprehensive $22.0 million renovation of the guest rooms and public space prior to our acquisition of the resort, and approximately $2.6 million has been spent on capital expenditures since our acquisition in December 2015. Capital investment for 2017 includes repositioning the lobby for an improved guest arrival experience and a meeting space refresh.
Additional property highlights include:

•	Meeting Space: The property has more than 7,500 square feet of indoor and outdoor meeting and function space offering stunning views of Great Bay and neighboring St. John.

•
Food and Beverage: The property features (i) the signature 163 seat Bleuwater Restaurant; (ii) Essenza, a 164 seat Italian restaurant, (iii) Sails, a 155 seat beachside restaurant and bar, (iv) Coconut Cove, a second beachside 118 seat restaurant, located in the adjacent Ritz Carlton Residences; and (v) Zest, a coffee/frozen yogurt shop.

•
Other Amenities: The resort offers a beachfront infinity-edge pool as well as a children’s pool and hot tub, a 7,500 square foot full-service award-winning spa and a 2,000 square foot fitness center. The resort also offers Jean-Michel Cousteau’s Ambassadors of the Environment eco adventures for children and adults, a comprehensive aquatic center and day sails, sunset cruises and private charters aboard Lady Lynsey, the hotel’s 53-foot luxury catamaran.

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

Operating History. The following table shows certain historical information regarding the Ritz-Carlton St. Thomas since its acquisition on December 15, 2015:

	Year Ended December 31, 2016	Period from December 15, 2015 through December 31, 2015
Rooms	180	180
Average Occupancy	78.5%	73.2%
ADR	$537.75	$1,179.85
RevPAR	$421.90	$863.30
Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton St. Thomas since its acquisition on December 15, 2015 (dollars in thousands):

	Year Ended December 31, 2016	Period from December 15, 2015 through December 31, 2015
Total Revenue	$50,278	$3,884
Rooms Revenue	27,795	2,642
Hotel EBITDA(1)	8,813	1,489
EBITDA Margin	17.5%	38.3%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Right of First Offer Agreement
In connection with the spin-off, we entered into a right of first offer agreement with Ashford Trust for 12 hotel properties currently held by Ashford Trust. For a detailed discussion of the right of first offer agreement, see “Certain Agreements—Right of First Offer Agreement.”
The hotel properties currently held by Ashford Trust and subject to the right of first offer are as follows:

Hotel Property	Location	Total Rooms	% Owned	RevPAR for Year Ended December 31, 2016
Marriott Beverly Hills	Beverly Hills, CA	260	100%	$222.39
Embassy Suites Crystal City	Arlington, VA	267	100%	171.45
Crowne Plaza Key West	Key West, FL	160	100%	239.09
Hyatt Coral Gables	Coral Gables, FL	253	100%	162.48
One Ocean Jacksonville	Jacksonville, FL	193	100%	141.76
Houston Embassy Suites	Houston, TX	150	100%	113.18
Portland Embassy Suites	Portland, OR	276	100%	191.61
Ritz-Carlton Atlanta	Atlanta, GA	444	100%	165.57
Hilton Boston Back Bay	Boston, MA	390	100%	204.76
Courtyard Boston Downtown	Boston, MA	315	100%	171.63
The Churchill	Washington, D.C.	173	100%	134.47
The Melrose	Washington, D.C.	240	100%	166.51

Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our properties prior to the spin-off and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties on a daily basis and holds frequent ownership meetings with personnel at the hotel properties and key executives with the brands and management companies. The asset management team works closely with our third-party hotel management companies on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotel properties, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors’ standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”
Third-Party Agreements
Hotel Management Agreements. Nine of our hotel properties are operated pursuant to a hotel management agreement with one of three brand hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. None of our hotel properties operate under franchise agreements. The hotel management agreements with Marriott, Hilton or Accor allow eight of our hotel properties to operate under the Marriott, Hilton or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements and licenses, including, among others, the use of the Courtyard, Marriott, Renaissance, Hilton or Sofitel, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton or Accor, as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager which grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
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
Ground Leases
Three of our hotel properties are subject to ground leases that cover all of the land underlying the respective hotel. See “Certain Agreements—Ground Leases” for more information related to our ground leases.
Our Financing Strategy
As part of our separation from Ashford Trust, we assumed mortgage indebtedness secured by the eight hotel properties we acquired in the spin-off, which totaled $621.9 million (including the indebtedness secured by the two hotel properties we own through a consolidated joint venture) as of December 31, 2013. We partially financed the acquisition of the Chicago Sofitel Magnificent Mile through a mortgage loan of $80.0 million. In connection with our acquisition of the Pier House Resort, we assumed $69.0 million of property level debt from Ashford Trust. We also acquired a 100% leasehold interest in the Bardessono Hotel with proceeds from a privately placed convertible preferred stock offering and cash on hand totaling $85.0 million. On November 23, 2015, we completed the financing of a $40.0 million mortgage loan. The mortgage loan is secured by the Bardessono Hotel. In addition, we partially financed the acquisition of the Ritz-Carlton St. Thomas through a mortgage loan of $42.0 million. As of December 31, 2016, our property-level indebtedness was approximately $767.0 million, with a weighted average interest rate of 4.80% per annum. As of December 31, 2016, approximately 44.6% of our mortgage debt bears interest at fixed rates averaging 6.11% and the remaining 55.4% bears interest at the variable rate of LIBOR plus 2.96%. We intend to continue to use a mix of fixed and variable-rate debt, and we may, if appropriate, enter into interest rate hedges.

We intend to finance our long-term growth and liquidity needs with operating cash flow, equity issuances of both common and preferred stock, joint ventures, a revolving line of credit and secured and unsecured debt financings having staggered maturities. We target leverage of 45% net debt to gross assets. We may also issue common units in our operating partnership to acquire properties from sellers who seek a tax-deferred transaction. We may also from time to time receive additional capital from our advisor in the form of key money.
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
Pursuant to the terms of our advisory agreement, Ashford LLC and its affiliates provide us with our management team, along with appropriate support personnel as Ashford LLC deems reasonably necessary. Ashford LLC and its affiliates are not obligated to dedicate any of their respective employees exclusively to us, nor are Ashford LLC, its affiliates or any of their employees obligated to dedicate any specific portion of its or their time to our business except as necessary to perform the service required of them in their capacity as our advisor. Ashford LLC is at all times subject to the supervision and oversight of our board. So long as Ashford LLC is our advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. Such nominees may be executive officers of our advisor. If the size of our board of directors is increased at any time to more than seven directors, the Ashford LLC’s right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by Ashford LLC to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if our board of directors consisted of seven members. The advisory agreement requires Ashford LLC to manage our business affairs in conformity with the policies and the guidelines that are approved and monitored by our board. Additionally, Ashford LLC must refrain from taking any action that would (a) adversely affect our status as a REIT, (b) subject us to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed or (e) violate our charter, bylaws or resolutions of our board of directors, all as in effect from time to time.
Duties of Ashford LLC. Subject to the supervision of our board of directors, Ashford LLC is responsible for our day-to-day operations, including all of our subsidiaries and joint ventures, and shall perform (or cause to be performed) all services necessary to operate our business as outlined in the advisory agreement. Those services include sourcing and evaluating hotel acquisition and disposition opportunities, asset managing the hotel properties in our portfolio and overseeing the property managers, handling all of our accounting, treasury and financial reporting requirements, and negotiating terms of loan documents for our debt financings, as well as other duties and services outlined in the advisory agreement.
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

Ashford LLC and Ashford Inc. have agreed, from time to time, to make mutually agreed upon “key money investments” in our Company, our subsidiaries or affiliates to facilitate our acquisition of one or more properties, if our independent directors and Ashford Inc. determine that without such an investment, the acquisition of such property would be uneconomic to us. Any such assets are referred to as “key money assets.” Any key money investment will be in the form of, but not limited to, cash, notes, equity of Ashford Inc., the acquisition of furniture, fixture and equipment (“FF&E”) for use at the subject hotel, or as agreed at the time a key money investment is made. Upon any such key money investment, we will engage Ashford LLC as the asset manager for the related key money asset and will pay the key money asset management fees which are included in the base fees. We may also agree to additional incentive fees based on the performance of any key money asset. We will be obligated to pay Ashford LLC the “key money clawback amount,” which is equal to the difference between a per annum return of 5% on a key money asset together with the initial key money investment amount and the amount actually received by Ashford LLC (through key money asset management fees and key money incentive fees, if applicable) related to such key money asset, if the advisory agreement (or the applicable asset management agreement) is terminated by us for any reason or we dispose of such key money asset (calculated on an investment by investment basis).
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

•
the earnings multiple for the 12-month period preceding the termination date (calculated as our advisor’s total enterprise value divided by our advisor’s adjusted EBITDA) for Ashford Inc. common stock for the 12-month period preceding the termination date of the advisory agreement multiplied by the Net Earnings of the advisor (as defined above) for the 12-month period preceding the termination date of this advisory agreement; or

•
the simple average of the earnings multiples for the three preceding fiscal years (calculated as our advisor’s total enterprise value divided by, in each case, our advisor’s adjusted EBITDA for such periods) multiplied by the Net Earnings of the advisor (as defined above) for the 12-month period preceding the termination date of this advisory agreement;

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

Fees and Expenses.

•
Base Fee. The total quarterly base fee per annum is based on a declining sliding scale percentage of the total market capitalization of our company, subject to a minimum quarterly base fee plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.7%). The “total market capitalization” for purposes of determining the base fee is calculated on a quarterly basis as (i) the average of the volume-weighted average price per share of our common stock for each trading day of the preceding quarter multiplied by the average number of shares of our common stock outstanding during such quarter, on a fully-diluted basis (assuming all common units and long term incentive partnership units in the operating partnership which have achieved economic parity with common units in the operating partnership have been redeemed for our common stock), plus (ii) the quarterly average of the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt), plus (iii) the quarterly average of the liquidation value of our outstanding preferred equity and (iv) multiplying the sum of (i), (ii), and (iii) above by the Key Money Asset Factor (defined in our advisory agreement as 1 minus the quotient resulting from dividing the aggregate gross book value of all key money assets by the aggregate gross book value of all our assets (including key money assets)).

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

In addition to the expenses described above, we are required to reimburse Ashford LLC monthly for our pro rata share (as reasonably agreed to between Ashford LLC and a majority of our independent directors or our audit committee, chairman of our audit committee or lead director) of (i) employment expenses of Ashford LLC’s internal audit managers, insurance advisory and other Ashford LLC employees who are actively engaged in providing internal audit services to us, (ii) the reasonable travel and other out-of-pocket expenses of Ashford LLC relating to the activities of its internal audit employees and the reasonable third-party expenses which Ashford LLC incurs in connection with its provision of internal audit services to us and (iii) all reasonable international office expenses, overhead, personnel costs, travel and other costs directly related to Ashford LLC’s non-executive personnel who are located internationally or that oversee the operations of international assets or related to our advisor’s personnel that source, investigate or provide diligence services in connection with possible acquisitions or investments internationally. Such expenses shall include but are not limited to salary, wage payroll taxes and the cost of employee benefit plans.

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
Relationship with the Advisor. Ashford LLC is a subsidiary of Ashford Inc. and advises us and Ashford Trust. As of December 31, 2016, we hold approximately 9.7% of the equity of Ashford Inc., Ashford LLC’s parent company, and Ashford Trust holds approximately 29.7% of the equity of Ashford Inc., on a fully diluted basis. Ashford LLC, its equity holders and employees are permitted to have other advisory clients, which may include other REITs operating in the real estate industry. If we materially revise our initial investment guidelines without the express written consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities. We have agreed that we will not revise our initial investment guidelines to be directly competitive with the investment guidelines of Ashford Trust as of November 19, 2013. The advisory agreement gives us the right to equitable treatment with respect to other clients of Ashford LLC, but does not give us the right to preferential treatment, except that Ashford LLC and Ashford Trust have agreed that, so long as we have not materially changed our initial investment guidelines without the express consent of Ashford LLC, any individual hotel investment opportunities that satisfy our investment focus will be presented to our board of directors, who will have up to 10 business days to accept such opportunity prior to it being available to Ashford Trust or any other entity advised by Ashford LLC.
To minimize conflict between us and Ashford Trust, the advisory agreement requires us to designate an investment focus by targeted RevPAR, segments, markets and other factors or financial metrics. After consultation with Ashford LLC, we may modify or supplement our investment guidelines from time to time by giving written notice to Ashford LLC; however, if we materially change our investment guidelines without the express consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and Ashford Trust, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to other entities. In the advisory agreement, we declared our initial investment guidelines to be hotel real estate assets primarily consisting of equity or ownership interests, as well as debt investments when such debt is acquired with the intent of obtaining an equity or ownership interest, in:

•
full service hotels and resorts with trailing 12 month average RevPAR or anticipated 12 month average RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined with reference to the most current Smith Travel Research reports, generally in the 20 most populous metropolitan statistical areas, as estimated by the United States Census Bureau and delineated by the U.S. Office of Management and Budget;

•	luxury hotels and resorts meeting the RevPAR criteria set forth above and situated in markets that may be generally recognized as resort markets; and

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
To minimize conflicts between us and Ashford LLC on matters arising under the advisory agreement, the Company's Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the advisory agreement shall be within the exclusive discretion and control of a majority of the Independent Directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transaction Committee (Conflicts Committee) comprised solely of independent directors to review all related party transactions that involve conflicts which committee may make recommendations to the independent members of our board (including rejection of any proposed transaction).
Fourth Amended and Restated Advisory Agreement. On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Inc. (the “Amended and Restated Advisory Agreement”) that amended and restated our current advisory agreement discussed herein. Although our board of directors, through the action of the independent directors only, may amend the advisory agreement without stockholder approval, the independent directors have elected to seek stockholder approval of the

Amended and Restated Advisory Agreement. Accordingly, the Amended and Restated Advisory Agreement will not become effective unless and until it is approved by our stockholders. The material terms of the Amended and Restated Advisory Agreement include:

•	we will make a cash payment to Ashford LLC of $5.0 million at the time the Amended and Restated Advisory Agreement becomes effective;

•	the termination fee payable to Ashford LLC has been amended by eliminating the 1.1x multiplier and tax gross up components of the fee;

•
Ashford Inc. will disclose publicly the revenues and expenses used to calculate “Net Earnings” on a quarterly basis which is used to calculate the termination fee; Ashford LLC will retain an accounting firm to provide a quarterly report to us on the reasonableness of Ashford LLC’s determination of expenses, which will be binding on the parties;

•	the right of Ashford LLC to appoint a “Designated CEO” has been eliminated;

•	the right of Ashford LLC to terminate the advisory agreement due to a change in a majority of the “Company Incumbent Board” (as defined in the current advisory agreement) has been eliminated;

•
we will be incentivized to grow our assets under a “growth covenant” in the Amended and Restated Advisory Agreement under which we will receive a deemed credit against a base amount of $45.0 million for: 3.75% of the total purchase price of each hotel acquired after the date of the Amended and Restated Advisory Agreement that was recommended by Ashford LLC, netted against 3.75% of the total sale price of each hotel sold after the date of the Amended and Restated Advisory Agreement. The difference between $45.0 million and such net credit, if any, is referred to as the “Uninvested Amount.” If the Amended and Restated Advisory Agreement is terminated, other than due to certain acts by Ashford LLC, we must pay Ashford LLC the Uninvested Amount, in addition to any termination fee payable under the Amended and Restated Advisory Agreement;

•
the Amended and Restated Advisory Agreement requires us to maintain a net worth of not less than $390 million plus 75% of the equity proceeds from the sale of securities by us after December 31, 2016 and a covenant prohibiting us from paying dividends except as required to maintain our REIT status if paying the dividend would reduce our net worth below the required minimum net worth;

•
the initial term of the Amended and Restated Advisory Agreement ends on the 10th anniversary of its effective date, subject to renewal by Ashford LLC for up to seven additional successive 10-year terms;

•	the base management fee payable to Ashford LLC will be fixed at 70 bps, and the fee will be payable on a monthly basis;

•	reimbursements of expenses to Ashford LLC will be made monthly in advance, based on an annual expense budget, with a quarterly true-up for actual expenses;

•	our right to terminate the advisory agreement due to a change of control of Ashford LLC has been eliminated;

•
our rights to terminate the advisory agreement at the end of each term upon payment of the termination fee based on the parties being unable to agree on new market-based fees or advisor’s performance have been eliminated; however, the Amended and Restated Advisory Agreement provides a mechanism for the parties to renegotiate the fees payable to Ashford LLC at the end of each term based on then prevailing market conditions, subject to floors and caps on the changes;

•
if a Change of Control (as defined in the Amended and Restated Advisory Agreement) is pending, we have agreed to deposit not less than 50%, and in certain cases 100%, of the applicable termination fee in escrow, with the payment of any remaining amounts owed to Ashford LLC secured by a letter of credit and/or first priority lien on certain assets;

•
our ability to terminate the Amended and Restated Advisory Agreement due to a material default by Ashford LLC is limited to instances where a court finally determines that the default had a material adverse effect on us and Ashford LLC fails to pay monetary damages in accordance with the Amended and Restated Advisory Agreement; and

•
if we repudiate the Amended and Restated Advisory Agreement through actions or omissions that constitute a repudiation as determined by a final non-appealable order from a court of competent jurisdiction, we will be liable to Ashford LLC for a liquidated damages amount.

\Hotel Management Agreements
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for the Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged property managers to manage our hotel properties. Each of our hotel properties other than the Pier House Resort and the Bardessono Hotel are operated pursuant to a hotel management agreement with one of three independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, Inc. or its affiliates, Courtyard Management Corporation and Renaissance Hotel Management Company, LLC, and (3) Accor. Courtyard by Marriott and Renaissance are both registered trademarks of Marriott. The Pier House Resort and the Bardessono Hotel are operated by Remington Lodging.

The terms of each of the hotel management agreements as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	three 10-year options
The Capital Hilton	12/17/2003	12/31/2023	three 10-year options
Marriott Plano Legacy Town Center	8/15/2003	12/31/2023	two 10-year options
Seattle Marriott Waterfront	5/23/2003	12/31/2028	five 10-year options
Courtyard San Francisco Downtown	6/7/2002	12/31/2027	five 5-year options
Courtyard Philadelphia Downtown	12/3/2011	12/31/2041	two 10-year options
Renaissance Tampa International Plaza	4/9/2003, with 8/9/2004 opening date	12/28/2029	five 10-year options
Chicago Sofitel Magnificent Mile	3/30/2006	12/31/2030	three 10-year options
Pier House Resort	5/14/2013	05/14/2023	three 7-year options and one 4-year option
Bardessono Hotel	7/10/2015	07/10/2025	three 7-year options and one 4-year option
Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	two 10-year options
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

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$117,465,746

The Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$132,100,000

Marriott Plano Legacy Town Center (3)	3%	35% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.1% of gross revenues per fiscal year	11% of owner’s investment (that includes owner funded capital expenditures)	$57,486,897

Seattle Marriott Waterfront (3)	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	$88,937,857

Courtyard San Francisco Downtown	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	$9,500,000 plus 11.5% of owner funded capital expenses	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Courtyard Philadelphia Downtown	6.5%	20% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	2011-$5 million 2012-$5.5 million 2013-$6 million 2014-$6.5 million Thereafter-$7 million Plus 10.25% of owner funded capital expenses after the beginning of 2016.	Not applicable

Renaissance Tampa International Plaza	3.5%	First Incentive Fee: 100% of operating profit (after deduction for contributions to the FF&E reserve) after Owner’s First Priority until an aggregate amount of $2 million is paid to manager. Second Incentive Fee: After payment of owner’s 1st priority and manager’s first incentive fee, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of 6,675,000 plus 15% of owner-funded capital expenses, and 40% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.8% of gross revenues per fiscal year	Owner’s 1st Priority: 11.25% of owner’s investment Owner’s 2nd Priority: After payment of the owner’s 1st priority and manager’s fee, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $6,675,000 plus 15% of owner- funded capital expenses, and 60% of the operating profit in excess of such sum.	$44,500,000

Chicago Sofitel Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues.	2% of gross hotel revenues	Not applicable	$153,000,000

Pier House Resort	Greater of $13,252.62 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	Not applicable

Bardessono Hotel	Greater of $13,252.62 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	$85,000,000

Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over Owner’s Priority for such Fiscal Year.	1.0% of Gross Revenues	$5,440,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures.	$64,000,000
__________________

(1)	Management fee is expressed as a percentage of gross hotel revenue.

(2)
Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. These amounts will continue to increase over time by the amount of additional owner-funded capital expenses.

(3)	The Management fee at this hotel is subject to reduction in the event specific Marriott branded hotels open.
The hotel management agreements allow each hotel to operate under the Courtyard, Marriott, Renaissance, Hilton or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of the Marriott, Hilton or Sofitel, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton or Accor, as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Below is a summary of the principal terms of the hotel management agreements with Marriott, Hilton and Accor.

Marriott Management Agreements
Term. The remaining base term of each of our six Marriott management agreements ranges from approximately 7 to 26 years, expiring between December 31, 2023 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from one 10-year extension to five 10-year extensions.
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
Early Termination for Casualty. The termination provisions for our hotel properties in the event of casualty are summarized as follows:

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
Performance Termination. All of the Marriott hotel management agreements are structured to provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel managed by Marriott. The performance period is measured with respect to any two consecutive fiscal years, except that for the Courtyard Philadelphia Downtown, the performance period will not include any fiscal year prior to 2015. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the hotel management agreement) which ranges from 9.5% to 10.25% of the approximate total investment in the hotel, and in the case of the Courtyard Philadelphia Downtown is 85% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which range from 0.85 to 1.00, and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of an extraordinary event or force majeure, any major renovation of the hotel adversely affecting a material portion of the income generating areas (or any major renovation with respect to the Courtyard Philadelphia Downtown), or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of Courtyard Philadelphia Downtown, by waiving base management fees until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
Limitation on Termination Rights. Our ability to exercise termination rights is subject to certain limitations if the manager or any of its affiliates are providing certain credit enhancements, loans or fundings as described in the hotel management agreement, or in certain cases, if manager’s incentive management fee is outstanding.
Assignment and Sale. Each Marriott management agreement provides that we cannot sell the applicable hotel property to any unrelated third party or engage in certain change of control actions if (i) we are in default under the hotel management agreement, (ii) such party is known to be of bad moral character or has been convicted of a felony or is in control of or controlled by persons who have been convicted of felonies, (iii) such party does not (in the reasonable judgment of manager) have sufficient financial resources and liquidity to fulfill our obligations under the hotel management agreement, (iv) such party has an ownership interest, either directly or indirectly, in a brand or group of hotels totaling at least 10 hotels and such brand or group competes with the manager or Marriott or any affiliate thereof, or (v) with respect to the Courtyard Philadelphia Downtown, such party is a “specially designated national or blocked person” as designated by the applicable governmental entity. Any sale of the property (which includes any equity transfer, whether directly or indirectly) is subject to certain conditions, including the provision of notice of such sale to the manager.
Right of First Offer. All of the Marriott management agreements provide Marriott with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel property, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right. After notice of a proposed sale to the manager, we have a specified time period, ranging from 20 to 45 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to the manager (with certain details regarding the terms of sale). The manager then has a specified time period, ranging from 20 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If the manager does not timely respond or does not consent to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale or the notice of sale is deemed void and we must provide a new notice to the manager.
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
Accor Management Agreement
In connection with our acquisition of the Chicago Sofitel Magnificent Mile, our TRS lessee, as lessee of the hotel, assumed a management agreement with Accor that allows us to operate under the Sofitel brand name and utilize Accor’s services and experience in connection with the management and operation of the Chicago Sofitel Magnificent Mile. The material terms of the agreement are summarized as follows:
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
Assignment and Sale. So long as we are not in default under the management agreement and any advances made by the manager on our behalf would be repaid in connection with the sale, we may sell the Chicago Sofitel Magnificent Mile and assign the management agreement (including as a result of a change of control) without the consent of the manager to any of our affiliates or to any person that (i) is not a competitor of the manager (as defined in the management agreement), (ii) is not generally recognized in the community as being a person of ill repute or with whom a prudent business person would not wish to associate in a commercial venture and (iii) has a minimum net worth required by the management agreement, if the assignee expressly assumes the management agreement.
Remington Master Management Agreement
As described below under “Mutual Exclusivity Agreement,” we entered into a mutual exclusivity agreement with Remington Lodging upon completion of the spin-off. Remington Lodging manages the Pier House Resort and the Bardessono Hotel. Remington Lodging is owned 100% by Mr. Monty J. Bennett, chairman of our board of directors and the chief executive officer and chairman of the board of directors of Ashford Trust, and his father, Mr. Archie Bennett, Jr. Pursuant to this agreement, we have agreed to engage Remington Lodging for the property management, project management, development and certain other work for all hotels we acquire, unless our independent directors either (i) unanimously vote not to engage Remington Lodging, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington Lodging because, in their reasonable business judgment, they have determined that it would be in our best interest not to engage Remington Lodging or that another manager or developer could perform the duties materially better. We believe Remington Lodging to be one of the premier third-party property managers in the country, and our mutual exclusivity agreement with Remington Lodging offers us a unique competitive advantage over other lodging REITs.
On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. The acquisition is subject to the satisfaction of various conditions, including the approval of Ashford Inc.’s stockholders. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. The agreement was subsequently amended to extend the date by which each of Ashford Inc. and Remington Lodging may unilaterally terminate the agreement if the acquisition has not yet been consummated prior to April 7, 2017. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.
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
Amounts Payable under the Remington Master Management Agreement. Remington Lodging receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$13,252.62 (increased annually based on consumer price index adjustments); or

•	3% of the gross revenues associated with that hotel for the related month.

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
To minimize conflicts between us and Remington Lodging on matters arising under the Remington Management Agreement, the Company's Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the Remington Management Agreement shall be within the exclusive discretion and control of a majority of the Independent Directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transaction Committee (Conflicts Committee) comprised solely of independent directors to review all related party transactions that involve conflicts which committee may make recommendations to the independent members of our board (including rejection of any proposed transaction).
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
If Ashford Trust decides to offer for sale an asset that fits our investment guidelines, it must give us a written notice describing the sale terms and granting us the right to purchase the asset at a purchase price equal to the price set forth in the offer. We will have 30 days to agree to the terms of the sale. If terms are not met, Ashford Trust will be free to sell the asset to any person upon substantially the same terms as those contained in the written notice for 180 days, but not for a price less than 95% of the offered purchase price. If during such 180-day period, Ashford Trust desires to accept an offer that is not on substantially the same terms as those contained in the written notice or that is less than 95% of the offered purchase price, Ashford Trust must give us written notice of the new terms and we will have 10 days in which to agree to the terms of the sale. If Ashford Trust does not close on the sale or refinancing of the asset within 180 days following the expiration of the initial 30-day period, the right to purchase the asset will be reinstated on the same terms.
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
TRS Leases
Five of the hotels we acquired from Ashford Trust in connection with the spin-off are owned by our operating partnership and leased to subsidiaries of Ashford Prime TRS. Two of our hotels are held in a joint venture in which we have a 75% equity interest. The two hotels owned by the joint venture are leased to subsidiaries of the joint venture, which two subsidiaries we have elected to treat as TRSs. In 2014, Ashford Prime TRS formed two new subsidiaries to lease the two hotels acquired during the year. Similarly in 2015, Ashford Prime TRS formed an additional new subsidiary to lease one of the hotels acquired during the year. Ashford Prime TRS has elected to be treated as a TRS. Generally, we intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases, unless not appropriate based on relevant regulatory factors. Ashford LLC will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time.
Term. The leases for each of the hotels we acquired from Ashford Trust in connection with the spin-off includes a term of five years, which began on January 1, 2013, except in the case of the Courtyard Philadelphia Downtown, the term began on December 2, 2011 and expires on December 31, 2017. The lease for the Pier House Resort began on May 14, 2013 and expires on December 31, 2017 and the lease for the Chicago Sofitel Magnificent Mile began on February 24, 2014 and expires on December 31, 2018. The lease for the Bardessono Hotel began on July 9, 2015 and expires on December 31, 2020. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
We own substantially all personal property (other than inventory, linens, key money furniture, fixtures and equipment and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements on our hotels, unless ownership of such personal property would cause the rent under a lease not to qualify as “rents from real property” for REIT income test purposes. See “Federal Income Tax Consequences of Our Status as a REIT—Income Tests.”
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
Investment in the AQUA U.S. Fund
On June 1, 2015, AHP SMA, LP, our wholly-owned subsidiary (“AHP SMA”), invested all of its assets in the AQUA U.S. Fund, formerly known as the AIM Real Estate Hedged Equity (U.S.) Fund, an investment fund managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. AIM serves as the investment manager of the AQUA U.S. Fund and is responsible for the investment and reinvestment of its assets in accordance with certain investment guidelines set forth in the governing documents of the AQUA U.S. Fund.
AHP SMA, by way of its investment in the AQUA U.S. Fund, has delegated to AIM all of its powers, duties and responsibilities with regard to the investment and reinvestment of the assets it has invested in the AQUA U.S. Fund. The AQUA U.S. Fund has appointed AIM as its agent in fact with full authority to buy, sell or otherwise effect investment transactions for the assets it has invested in the AQUA U.S. Fund. AHP SMA retains no rights to dispose or vote the securities held by the AQUA U.S. Fund.
AIM is not compensated for its services pursuant to the investment management agreement with respect to any assets invested by AHP SMA; however, the AQUA U.S. Fund does reimburse AIM for certain expenses related to the investment management services provided by AIM to the AQUA U.S. Fund and those expenses are indirectly borne by AHP SMA.
During the second quarter of 2016, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back which is expected to be paid upon completion of the audit of the AQUA U.S. Fund’s financial statements, or sooner at the discretion of the AQUA U.S. Fund’s general partner. As of December 31, 2016, we held a receivable from the AQUA U.S. Fund of $2.3 million, included in “due from AQUA U.S. Fund” on our consolidated balance sheet.

Relationship with Our Chairman of our Board of Directors, Executive Officers and Ashford LLC. Mr. Monty J. Bennett owns 25% of AIM Performance Holdco, L.P. (“AIM Performance Holdco”), a Delaware limited partnership that owns a 99.99% limited partnership interest in the general partner of the private investment funds managed by AIM. Mr. J. Robison Hays III owns 15% of AIM Performance Holdco. Ashford LLC holds the remaining equity interests in AIM Performance Holdco and owns 100% of AIM Management Holdco, LLC (“AIM Management Holdco”), a Delaware limited liability company that is the sole member of AIM. The collective 40% equity interest held by Messrs. Bennett and Hays in AIM Performance Holdco results in an indirect ownership of a 40% equity interest in the general partner of the private investment funds managed by AIM, or any affiliates that are created by Ashford LLC to serve as the general partner of such private investment funds. The equity interests held by Messrs. Bennett and Hays are economically equivalent to the equity interests held by Ashford LLC in such entities.
Regulation
General
Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.
Americans with Disabilities Act
Our hotels must comply with applicable provisions of the Americans with Disabilities Act of 1990 (the “ADA”), to the extent that such hotels are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our hotels where such removal is readily achievable as well as the provision to persons with disabilities of services equivalent to those provide to guests without disabilities. We believe that our hotels are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, non-compliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our hotels and to make alterations as appropriate in this respect.
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
Insurance
We carry comprehensive general liability, “All Risk” property, business interruption, rental loss coverage and umbrella liability coverage on all of our hotels and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of rental income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the opinion of our management, our hotels are adequately insured.

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
Employees
We have no employees. Our appointed officers and employees are provided by Ashford LLC. Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 103 full time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
All reports filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549-1090. Further information regarding the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors
Risks Related to Our Business and Properties
Our business is significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
Our hotels are located in the Washington D.C., San Francisco, San Diego, Seattle, Dallas, Philadelphia, Tampa, Chicago, Key West and St. Thomas metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.
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
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. GDP. We invest in hotels that are classified as luxury. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that luxury hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our business, operating results and prospects.
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
We invest in the luxury segments of the lodging market, which are highly competitive and generally subject to greater volatility than most other market segments and could negatively affect our profitability.
The luxury segments of the hotel business are highly competitive. Our hotel properties compete on the basis of location, room rates, quality, amenities, service levels, reputation and reservations systems, among many factors. There are many competitors in the luxury segments, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and rooms revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, our profitability may be negatively affected by the relatively high fixed costs of operating luxury hotels. If our hotels cannot compete effectively for guests, they will earn less revenue, which would result in lower cash available for us to meet debt service obligations, operating expenses, and make requisite distributions to stockholders.

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
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Richard J. Stockton, Douglas A. Kessler, David A. Brooks, Deric S. Eubanks, Jeremy Welter, Mark L. Nunneley, and J. Robison Hays III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.
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
Our advisor’s entitlement to non-performance-based compensation, including the minimum base management fee, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Further, our incentive fee structure may induce our advisor to encourage us to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio. While the calculation of both our base management fee and incentive fee will change if the Amended and Restated Advisory Agreement is approved by our shareholders, we will still be subject to the same risks described herein.
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
Our business strategy depends on acquiring additional hotel properties on attractive terms and the failure to do so or to otherwise manage our planned growth successfully may adversely affect our business and operating results.
We intend to acquire additional hotel properties in the future. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and greater access to debt and equity capital than we have. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan. As a result of such competition, we may be unable to acquire hotel properties that we deem attractive at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. In addition, we expect to finance future acquisitions through a combination of borrowings under our secured revolving credit facility, the use of retained cash flows, property-level debt, and offerings of equity and debt securities, which may result in additional leverage or dilution to our stockholders. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.
In addition, we expect to compete to sell hotel properties. Availability of capital, the number of hotel properties available for sale and market conditions, all affect prices. We may not be able to sell hotel assets at our targeted price.
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
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries in which the REIT can own up to a 100% interest. A TRS pays corporate-level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC). Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly.
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
Eight of our eleven hotels utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
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
As part of our business strategy, we may acquire hotels that meet our investment criteria and are located in international markets. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include risks related to:

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
As of December 31, 2016, we had approximately $767.0 million of outstanding indebtedness, including approximately $424.8 million of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt as well as any future fixed rate debt we may incur at higher interest rates, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately below under “We may be unable to make required payments on our debt, and our charter and bylaws do not limit the amount of debt we may incur.”
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
Under our advisory agreement, Ashford LLC is entitled to receive a quarterly base fee from us that is based on a declining sliding scale percentage of our total market capitalization plus the Key Money Asset Management Fee, which is defined in the advisory agreement to include our indebtedness and other factors. This fee increases as the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt) increases. As a result, any increase in our consolidated indebtedness will also increase the fees we pay to Ashford LLC. The structure of this fee may incentivize Ashford LLC to increase our indebtedness, thereby increasing the fee, when it is not in the best interest of our stockholders to do so. We will be subject to these risks even if the Amended and Restated Advisory Agreement is approved by our stockholders.
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
Because our officers and two of our directors are also key employees of Ashford LLC or its affiliates and have ownership interests in Ashford Trust, our separation and distribution agreement, our advisory agreement, mutual exclusivity agreement and other agreements entered into in connection with the spin-off, as well as our investment management agreement, were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. Due to the subsequent spin-off of Ashford Inc., the parent company of Ashford LLC in November 2014, these officers and directors also have ownership interests in the parent company of Ashford LLC and its subsidiaries, including AIM. As a result of our affiliations with Ashford Trust, Ashford LLC and Remington Lodging, the terms, including fees and other amounts payable, of agreements between us and Ashford Trust, Ashford LLC, AIM or Remington Lodging may not be as favorable to us as the terms under an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Ashford LLC, AIM and Remington Lodging.
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

•
the earnings multiple for the 12-month period preceding the termination date (calculated as our advisor’s total enterprise value divided by Ashford LLC’s adjusted EBITDA) for Ashford Inc. common stock for the 12-month period preceding the termination date of the advisory agreement multiplied by the Net Earnings of the advisor (as defined above) for the 12-month period preceding the termination date of this advisory agreement; or

•
the simple average of our earnings multiples for the three preceding fiscal years (calculated as our advisor’s total enterprise value divided by, in each case, Ashford LLC’s adjusted EBITDA for such periods) multiplied by the Net Earnings of the advisor (as defined above) for the 12-month period preceding the termination date of this advisory agreement;

plus, in either case, a gross-up amount for assumed federal and state tax liability, based on an assumed combined tax rate of 40%.
Any such Termination Fee will be payable on or before the applicable termination date. The obligation to pay this Termination Fee, together with all accrued base and incentive fees, may result in substantial costs to us in the event that our advisory agreement is terminated. If our Amended and Restated Advisory Agreement is approved, the 1.1x multiplier and gross-up amount will be eliminated from the calculation of the Termination Fee, but the costs of such fee may still be substantial. Such costs may adversely affect our ability to terminate Ashford LLC as our advisor, and may adversely affect our ability to consummate certain transactions that would result in a change of control of the Company.
Ashford LLC was a subsidiary of Ashford Trust until its spin-off and may be able to direct attractive investment opportunities to Ashford Trust and away from us.
Until its spin-off on November 12, 2014, Ashford LLC was a subsidiary of Ashford Trust, a publicly-traded hotel REIT, with investment objectives that are similar to ours. As of December 31, 2016, Ashford Trust holds approximately 29.7% of the equity of Ashford Inc., Ashford LLC’s parent company, on a fully diluted basis. So long as Ashford LLC is our external advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. If the size of our board of directors is increased at any time to more than seven directors, the Ashford LLC’s right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by Ashford LLC to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if our board of directors consisted of seven members. Each of our executive officers and two of our directors also serve as key employees and as officers of Ashford LLC and Ashford Trust. Furthermore, Mr. Monty J. Bennett, our previous chief executive officer and current chairman, is also the chairman of Ashford Trust. Our advisory agreement requires Ashford LLC to present investments that satisfy our investment guidelines to us before presenting them to Ashford Trust or any future client of Ashford LLC. Our board may modify or supplement our investment guidelines from time to time so long as we do not change our investment guidelines in such a way as to be directly competitive with all or any portion of Ashford Trust’s investment guidelines as of the date of the advisory agreement. If we materially change our investment guidelines without the express consent of Ashford LLC, then Ashford LLC will not have an obligation to present investment opportunities to us and instead Ashford LLC will use its best judgment to allocate investment opportunities and other entities it advises, taking into account such factors as Ashford LLC deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities.

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
We rely on Ashford LLC, its subsidiaries and its employees for the day-to-day operation of our business and management of our assets. Until its spin-off, Ashford LLC was wholly-owned by Ashford Trust. Ashford LLC is led by our current management team, which is also the current management team of Ashford Trust. Because Ashford LLC’s key employees have duties to Ashford Trust as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company and Ashford Trust. If Ashford LLC advises and/or leads any additional entities, or manages additional assets, in the future, this could present additional conflicts with respect to the allocation of the time and resources of our management team. As a result of the spin-off of Ashford LLC, its employees have additional responsibilities relating to Ashford Inc.'s status as a public company. During turbulent market conditions or other times when we need focused support and assistance from Ashford LLC, other entities for which Ashford LLC also acts as an external advisor or Ashford Trust may likewise require greater focus and attention, placing competing high levels of demand on the limited time and resources of Ashford LLC’s key employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
Conflicts of interest with Remington Lodging could result in our hotel-level management acting other than in our stockholders’ best interest.
Remington Lodging currently manages the Pier House Resort and the Bardessono Hotel, and we expect Remington Lodging will manage certain of the hotels we acquire in the future. Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in our stockholders’ best interest. The chairman of our board, Mr. Monty J. Bennett, serves as the chief executive officer of Remington Lodging. Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington Lodging.
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
Pursuant to the terms of our mutual exclusivity agreement with Remington Lodging, if investment opportunities that satisfy our investment criteria are identified by Remington Lodging or its affiliates, Remington Lodging will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Lodging may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Lodging, on materially the same terms and conditions as offered to us. If we reject such an investment opportunity, either Ashford Trust or Remington Lodging could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, chairman of our board, in his capacity as chairman and chief executive officer of Ashford Trust or as chief executive officer of Remington Lodging could be in a position of directly competing with us, and Remington Lodging may compete with us with respect to certain investments that we may want to acquire.
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
In addition, conflicts may arise when the interests of our stockholders and the limited partners of our operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. Tax consequences to holders of common units upon a sale or refinancing of our properties may cause the interests of Ashford Trust or the key employees of Ashford LLC (who are executive officers of Ashford Trust and have ownership interests in Ashford Trust) to differ from our stockholders. As a result of unrealized built-in gain attributable to contributed property at the time of contribution, some holders of common units, including Ashford Trust, may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, Ashford LLC may cause us to sell, not sell or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.

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
Other REITs, particularly following periods of volatility in the overall market or declines in the market price of the company’s securities, have been targets of stockholder litigation, stockholder director nominations and stockholder proposals by dissident stockholders that allege conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Ashford LLC, Ashford Inc., Ashford Trust, AIM, Remington Lodging, the other businesses and entities to which Ashford LLC, Ashford Inc., AIM and Remington Lodging provide management or other services, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr. and with other related parties of Ashford Inc. and Ashford Trust may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention even if the action is unfounded.
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
Each of our current lenders requires us to maintain certain insurance coverage thresholds. If a lender does not believe we have complied with these requirements, the lender could obtain additional coverage thresholds and seek payment from us, or declare us in default under the loan documents. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary or, in the latter case, the hotels collateralizing one or more loans could be foreclosed upon. In addition, a material casualty to one or more hotels collateralizing loans may result in the insurance company applying to the outstanding loan balance insurance proceeds that otherwise would be available to repair the damage caused by the casualty, which would require us to fund the repairs through other sources. The lender may also foreclose on the hotels if there is a material loss that is not insured.
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
To the extent permitted by the Internal Revenue Code, we may invest in and own securities of other public companies and REITs (including Ashford Inc.). To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.
Our prior investment performance is not indicative of future results.
The performance of our prior investments is not necessarily indicative of the results that can be expected for the investments to be made by our investment subsidiary. On any given investment, total loss of the investment is possible. Although our management team has experience and has had success in making investments in real estate-related lodging debt and hotel assets, the past performance of these investments is not necessarily indicative of the results of our future investments.

Our investment portfolio will contain investments concentrated in a single industry and will not be fully diversified.
Currently, our only investment is in Ashford Inc. and to the extent we seek other investments, we would expect that they will be in lodging-related entities. As such, our investment portfolio will contain investments concentrated in a single industry and may not be fully diversified by asset class, geographic region or other criteria, which will expose us to significant loss due to concentration risk. Investors have no assurance that the degree of diversification in our investment portfolio will increase at any time in the future.
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
Our board of directors has overall authority to oversee our business and affairs and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following without stockholder approval:

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
Our charter authorizes the issuance of up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of February 24, 2017, we had 26,026,515 shares of our common stock issued and outstanding and 2,890,850 shares of our 5.50% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) outstanding. No shares of our Series C Preferred Stock (the “Series C Preferred Stock”) were outstanding as of February 24, 2017. Accordingly, we may issue up to an additional 173,973,485 shares of common stock and 4,859,150 shares of preferred stock, including up to 4,750,000 shares of our Series C Preferred Stock.
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
Future issuances of common stock or preferred stock, including our Series C Preferred Stock, could decrease the relative voting power of our common stock or preferred stock and may cause substantial dilution in the ownership percentage of our then existing holders of common or preferred stock. We may value any common stock or preferred stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of reducing investors' relative voting power and/or diluting the net tangible book value of the shares held by our stockholders, and might have an adverse effect on any trading market for our securities. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion, including conversion and voting preferences without notice to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Second Amended and Restated Partnership Agreement” and note 15 to our consolidated financial statements as of December 31, 2016.
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
Our TRSs are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, or, in the case of the Ritz Carlton St. Thomas hotel, owned by our TRS, net of the operating expenses for such hotel properties and, in the case of hotel properties leased by our TRS lessees, rent payments to us. Accordingly, although our ownership of our TRS allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS is available for distribution to us, subject to applicable withholding requirements.
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
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. It is possible that future legislation would result in a REIT having fewer advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation.
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
Note that although partnerships have traditionally not been subject to federal income tax at the entity level as described above, new audit rules, currently scheduled to become effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We will have the authority to utilize, and intend to utilize, any exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. It is unclear to what extent these elections will be available to the partnership and how any such elections may affect the procedural rules available to challenge any audit adjustment that would otherwise be available in the absence of any such elections. Proposed Treasury Regulations were recently promulgated implementing portions of these new partnership audit rules, but these proposed Treasury Regulations were withdrawn without legal effect by the Trump Administration. Investors are urged to consult with their tax advisors regarding the possible effect of the new rules.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which, in certain instances, only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. The Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contained a number of changes to the Internal Revenue Code provisions applicable to REITs (with various effective dates), including, among others, (1) a reduction from 25% to 20% of the maximum permitted value of a REIT’s assets that can consist of stock or securities of one or more TRSs, (2) treatment of debt instruments issued by publicly offered REITs as “real estate assets” (however, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of one of the REIT gross income tests, the 75% gross income test, and (ii) all such debt instruments may represent no more than 25% of the value of a REIT’s assets), and (3) a new 100% excise tax that applies to the extent it is determined that a REIT has been undercharged for certain services provided by a taxable REIT subsidiary. We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued. We strongly urge our stockholders to consult their tax advisors concerning the effects of federal, state, and local income tax law on an investment in our common stock.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of the common units, or speculation that such sales might occur, could adversely affect the liquidity of the market for our common stock or the prevailing market price of our common stock. In addition, the exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2013 Equity Incentive Plan and the Advisor Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could adversely affect the market price of our common stock. As of February 24, 2017, we have 4,061,728 common units outstanding, representing 13.1% of our Company on a fully diluted basis, and our directors and executive officers as a group own 2,269,999 common units representing 7.3% of our Company, on a fully diluted basis. Such common units may be redeemed by the holders for cash or, at our option, shares of our common stock on a one-for-one basis. The holders of these common units may sell shares issued to them, if any, upon redemption of the common units. So long as the holders of common units retain significant ownership in us and are able to sell such shares in the public markets, the market price of our common stock may be adversely affected. Moreover, the existence of shares of our common stock reserved for issuance as restricted shares or upon exchange of options or common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Any future sales by us of our common stock or securities convertible into common stock may be dilutive to existing stockholders.
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
Our board of directors has approved a share repurchase program under which we may purchase up to $100 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases will be at management's discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and we may modify, suspend or terminate the repurchase program at any time for any reason. As of February 24, 2017, $36.8 million remains available for repurchases under the current stock repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2016, we had ownership interests in eleven hotel properties that were included in our consolidated operations, which included direct ownership in nine hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Currently, ten of our hotel properties are located in the United States and one is located in the U.S. Virgin Islands. Each of the eleven hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2016
						Occupancy	ADR	RevPAR
Fee Simple Properties
Hilton	Washington D.C.	Full	550	75%	413	88.59%	$230.69	$204.36
Marriott	Seattle, WA	Full	358	100%	358	83.07%	264.10	219.40
Marriott	Plano, TX	Full	404	100%	404	70.57%	190.70	134.58
Courtyard by Marriott	Philadelphia, PA	Select	499	100%	499	81.80%	182.46	149.26
Courtyard by Marriott	San Francisco, CA	Select	405	100%	405	89.55%	273.07	244.54
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100%	415	82.42%	215.89	177.93
Pier House Resort	Key West, FL	Full	142	100%	142	87.90%	410.79	361.08
Ritz Carlton St. Thomas	St. Thomas, USVI	Full	180	100%	180	78.46%	537.75	421.90
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296	83.83%	194.93	163.41
Renaissance (2)	Tampa, FL	Full	293	100%	293	81.22%	188.12	152.79
Bardessono (3)	Yountville, CA	Full	62	100%	62	84.37%	733.66	619.02
Total			3,702		3,467	82.91%	$250.03	$207.30
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
On February 25, 2016, Ashford Prime filed a lawsuit (the “Texas Federal Action”) in the United States District Court for the Northern District of Texas, captioned Ashford Hospitality Prime, Inc. v. Sessa Capital (Master), L.P., et al., No. 16-cv-00527 (N.D. Texas 2016) (DCG), against Sessa, related entities, and Sessa’s proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas Federal Action generally alleged that the defendants violated federal securities laws because Sessa’s proxy materials contain numerous false claims, material misrepresentations and omissions relating to, among other things, the proposed nominees, the financial risks associated with Sessa’s efforts to gain control of the board and Sessa’s plans and strategy for the Company and its assets. Among other remedies, the Texas Federal Action sought to enjoin Sessa from proceeding with its proxy contest.
On March 8, 2016, Ashford Prime filed a lawsuit (the “Texas State Action”) in the District Court of Dallas County, Texas, captioned Ashford Hospital Prime, Inc. v. Sessa Capital (Master) L.P., et al., Cause No. DC-16-02738, against Sessa, related entities, and Sessa’s proposed director nominees John E. Petry, Philip B. Livingston, Lawrence A. Cunningham, Daniel B. Silvers and Chris D. Wheeler. The Texas State Action generally alleges that Sessa’s purported notice of proposed nominees for election to the Ashford Prime board of directors is invalid due to numerous failures by the defendants to comply with material provisions in the Company’s bylaws. Among other things, the Texas State Action sought a declaratory judgment confirming the inability of Sessa’s proposed director nominees to stand for election at the 2016 annual meeting of stockholders. On March 14, 2016, Sessa removed the Texas State Action from state court to the U.S. District Court for the Northern District of Texas with Cause No. 16-cv-00713.
On March 14, 2016, Sessa filed counterclaims and a motion for a preliminary injunction in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things,

Sessa sought an injunction prohibiting the issuance of shares of Series C Preferred Stock and requiring the board to approve the Sessa candidates, or in the alternative, prohibiting the solicitation of proxies until the board approves the Sessa candidates. On April 2, 2016, Sessa amended its counterclaims alleging that the Company had violated federal proxy solicitation laws by, among other things, stating that Sessa had not complied with the Company’s bylaws and that its purported director nominations are invalid. Sessa did not seek monetary damages, but it sought reimbursement of its attorneys’ fees and costs. On April 6, 2016, the Court granted expedited discovery in connection with Sessa’s motion for preliminary injunction and the Company’s anticipated motion for preliminary injunction in the Texas State Action. On April 8, 2016, the Company notified the court that Sessa’s claims relating to the Series C Preferred Stock were moot after the Company unwound the OP Unit enfranchisement preferred equity transaction for the Company’s OP unitholders. On April 13, 2016, the Company filed its motion for preliminary injunction seeking an order declaring that Sessa’s slate of nominees is invalid and enjoining Sessa from submitting the nominees to stockholders for election to the board. On May 20, 2016, the court denied Sessa’s motion for a preliminary injunction and granted the Company’s motion for a preliminary injunction. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. On December 16, 2016, the Fifth Circuit dismissed Sessa’s appeal of the preliminary injunction as moot. On February 17, 2017, the District Court consolidated the Texas State Action into the Texas Federal Action (the “Consolidated Texas Federal Action”). On the same day, the District Court also dismissed all of Sessa’s counterclaims, except for its claim for violation of federal proxy solicitation laws, which the Company did not move to dismiss. The District Court granted Sessa’s motion to dismiss the Company claim for prima facie tort, but denied Sessa’s motion to dismiss the Company’s remaining claims.
On February 16, 2017, the Company, Ashford Trust and Ashford Inc., and together with the Company, Ashford Trust and each affiliate of the Company, Ashford Trust and Ashford Inc., (the “Ashford Entities”), entered into a Settlement Agreement (the “Settlement Agreement”) with Sessa, Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC and John Petry (collectively, the “Sessa Entities”) regarding the composition of the Company’s board of directors (the “Board”), dismissal of pending litigation involving the parties and certain other matters.
Under the Settlement Agreement, the Company has agreed to appoint to the Company’s board of directors two of the five individuals Sessa previously sought to nominate as directors of the Company (“Independent Designees”). The Company is required to make such appointments within two weeks of the date of the Settlement Agreement. Additionally, the Settlement Agreement provides that the Company and the Sessa Entities will work together in good faith to identify one additional director who will be independent of both the Company and Sessa (“Additional Independent Director”).
So long as the Sessa Entities satisfy certain ownership thresholds with respect to the Company’s common stock, the Company has agreed to nominate: (i) the Independent Designees; (ii) the Additional Independent Director; and (iii) Montgomery J. Bennett, Stefani D. Carter, Kenneth H. Fearn, Douglas A. Kessler, Curtis B. McWilliams and Matthew D. Rinaldi (or their successors) at each of the 2017 and 2018 annual meetings of Company’s stockholders. In the case of any contested election of directors of the Company, the Sessa Entities have agreed to cause one or both of the Independent Designees to resign from the Board if the preliminary results provided by the inspector of elections at any meeting of stockholders of the Company prior to the closing of the polls indicates with reasonable certainty that any of the incumbent directors or their successors (other than the Independent Designees) will not be elected at such meeting but for the resignation of one or more of the Independent Designees.
Under the Settlement Agreement, the Sessa Entities are subject to specified standstill restrictions relating to the Ashford Entities and lasting generally until the earlier of (x) the date that is fifteen business days prior to the deadline for the submission of stockholder nominations for the 2019 annual meeting of the Company’s stockholders pursuant to the Company’s bylaws or (y) the date that is one hundred fifty days prior to the first anniversary of the 2018 annual meeting of the Company’s stockholders. During the standstill period, the Sessa Entities have agreed to cause all of its shares of the Company to be present for quorum purposes at any meeting of the Company’s stockholders and voted in accordance with the board’s recommendations, subject to certain exceptions. The Settlement Agreement contains various other obligations and provisions applicable to the Ashford Entities and Sessa Entities.
On February 20, 2017, the parties submitted a Joint Stipulation of Dismissal, which dismissed each of the parties’ remaining claims in the Consolidated Texas Federal Action with prejudice.
Additionally, the Company has agreed to pay the Sessa Entities $2.5 million, of which the Company will be reimbursed $2.0 million by its insurance carrier. The net $500,000 expense is included in “corporate general and administrative” expense on the Company’s consolidated statement of operations for the year ended December 31, 2016, and the $2.5 million payable and the $2.0 million receivable are included in “due to affiliate” and “accounts receivable, net,” respectively, on the Company’s consolidated balance sheet as of December 31, 2016.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. Defendants’ response to the complaint is due March 1, 2017.
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
Our common stock has been listed and traded on the NYSE under the symbol “AHP” since November 20, 2013. Prior to that time, there was no public market for our common stock. On February 24, 2017, there were 414 holders of record. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock.
The following table sets forth the range of high and low sales prices of our common stock for the period beginning on January 1, 2015 through December 31, 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$14.53	$17.34	$17.64	$14.73
Low	8.37	10.21	13.91	12.17
Close	11.67	14.14	14.10	13.65
Cash dividends declared per share	0.10	0.12	0.12	0.12

2015
High	$18.08	$17.25	$16.22	$15.84
Low	15.64	14.38	10.52	12.65
Close	16.77	15.02	14.03	14.50
Cash dividends declared per share	0.05	0.10	0.10	0.10
Distributions and Our Distribution Policy
For the years ended December 31, 2016, and 2015, we declared dividends of $0.46 per share and $0.35 per share, respectively. In January 2017, the Board of Directors approved our dividend policy for 2017 and we expect to pay a quarterly dividend of $0.16 per share for 2017. The adoption of a dividend policy does not commit our Board of Directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.

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
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income or capital gains. Distributions paid per share were characterized as follows:

	2016			2015			2014
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$0.3500	(1)	100.00%	$0.2500	(1)	100.00%
Capital gain	0.4600	(1) (2)	100.00	—		—	—		—
Total	$0.4600		100.00%	$0.3500		100.00%	$0.2500		100.00%
Preferred Stock – Series A:
Ordinary income	$—		—%	$0.7181		100.00%	$—		—%
Capital gain	—		—	—		—	—		—
Total	$—		—%	$0.7181		100.00%	$—		—%
Preferred Stock – Series B:
Ordinary income	$—		—%	$0.0458	(1)	100.00%	$—		—%
Capital gain	1.3750	(1) (2)	100.00	—		—	—		—
Total	$1.3750		100.00%	$0.0458		100.00%	$—		—%
____________________

(1)	The fourth quarter 2014 distributions paid January 15, 2015 to stockholders of record as of December 31, 2014 are treated as 2014 distributions for tax purposes.
The fourth quarter 2015 distributions paid January 15, 2016 to stockholders of record as of December 31, 2015 are treated as 2015 distributions for tax purposes.
The fourth quarter 2016 distributions paid January 17, 2017 to stockholders of record as of December 30, 2016 are treated as 2016 distributions for tax purposes.

(2)	63.949% of the total capital gain distribution represents unrecaptured Section 1250 gain.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	1,758,658	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	1,758,658
____________________
(1) As of December 31, 2016, 158,658 shares of our common stock, or securities convertible into 158,658 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan and 1,600,000 shares of our common stock, or securities convertible into 1,600,000 shares of our common stock, remained available for issuance under our Advisor Equity Incentive Plan.
Purchases of Equity Securities by the Issuer
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. Under the repurchase program, we repurchased 2.9 million shares of our common stock, for approximately $39.0 million, during the year ended December 31, 2016. As of December 31, 2016, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	98	$14.14	—	$36,787,500
November 1 to November 30	66	$12.39	—	$36,787,500
December 1 to December 31	1,260	$13.67	—	$36,787,500
Total	1,424	$13.65	—
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

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from November 20, 2013, the date our stock began trading on the NYSE through December 31, 2016, assuming an initial investment of $100 in stock on November 20, 2013 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Prime, Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
 COMPARISON OF CUMULATIVE TOTAL RETURNS
Among Ashford Hospitality Prime, Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

Item 6. Selected Financial Data
The following sets forth our selected consolidated financial and operating information on a historical basis and should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”
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
The selected historical consolidated financial information as of December 31, 2016, 2015, and 2014 and for each of the three years in the period ended December 31, 2016 has been derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2013 and 2012 and for each of the two years in the period ended December 31, 2013 and 2012 have been derived from the related audited financial statements not included in this Annual Report on Form 10-K. The selected historical information in this section is not intended to replace these audited financial statements.
The selected financial information below do not necessarily reflect what our results of operations, financial position and cash flows would have been if we had operated our initial eight properties as a stand-alone publicly traded company during all periods presented, and, accordingly, this historical information should not be relied upon as an indicator of our future performance.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$405,857	$349,545	$307,308	$233,496	$221,188
Total operating expenses	$358,716	$303,569	$263,558	$214,086	$189,382
Operating income	$47,141	$45,976	$43,750	$19,410	$31,806
Net income (loss)	$24,320	$(4,691)	$3,538	$(17,928)	$(3,793)
Net income (loss) attributable to the Company	$19,316	$(6,712)	$1,939	$(11,782)	$(4,545)
Diluted income (loss) per common share	$0.55	$(0.34)	$0.07	$(0.73)	$(0.28)
Weighted average diluted common shares	31,195	25,888	33,325	16,045	16,045

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Investments in hotel properties, gross	$1,258,412	$1,315,621	$1,179,345	$925,507	$920,968
Accumulated depreciation	$(243,880)	$(224,142)	$(189,042)	$(160,181)	$(149,032)
Investments in hotel properties, net	$1,014,532	$1,091,479	$990,303	$765,326	$771,936
Cash and cash equivalents	$126,790	$105,039	$171,439	$143,776	$20,313
Restricted cash	$37,855	$33,135	$29,646	$5,951	$16,891
Note receivable	$8,098	$8,098	$8,098	$8,098	$8,098
Total assets	$1,256,997	$1,352,750	$1,226,005	$960,189	$845,216
Indebtedness, net	$764,616	$835,592	$761,727	$619,652	$568,745
Total stockholders’ equity of the Company	$308,796	$338,859	$278,904	$146,027	$239,863

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$57,091	$9,390	$54,854	$34,085	$27,852
Cash provided by (used in) investing activities	$100,285	$(183,254)	$(212,763)	$(28,354)	$(11,944)
Cash provided by (used in) financing activities	$(135,625)	$107,464	$185,572	$117,732	$(12,046)
Cash dividends declared per common share	$0.46	$0.35	$0.20	$0.05	$—
EBITDA (unaudited) (1)	$104,908	$70,383	$78,187	$42,332	$56,353
Hotel EBITDA (unaudited) (1)	$124,239	$114,535	$103,287	$77,907	$73,040
Funds From Operations (FFO) (unaudited) (1)	$34,050	$31,859	$39,928	$8,829	$22,080
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
Overview
We are a Maryland corporation formed in April 2013. We became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $162 for the year ended December 31, 2016. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of February 24, 2017, we own interests in eleven hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,702 total rooms, or 3,467 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets with favorable growth characteristics resulting from multiple demand generators. We own nine of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., and an affiliate of Ashford Trust, through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
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
On June 7, 2016, the Weisman Group sent a letter to Mr. Monty J. Bennett, Chairman of our board of directors, which outlined a non-binding proposal to acquire the assets of the Company for a total consideration of $1.48 billion (including refinancing of all existing debt of the Company). On June 27, 2016, the Company delivered a letter to the Weisman Group in response to the Weisman Group’s proposal. On July 21, 2016, in a letter to Mr. Monty J. Bennett, the Weisman Group proposed a revised non-binding proposal to acquire the Company for $1.54 billion.
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
•Separate the roles of Chairman of our board of directors and Chief Executive Officer;
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
During the year ended December 31, 2016, as part of the $50 million stock repurchase program we repurchased 2.9 million shares of our common stock for approximately $39.0 million.
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

Also on October 13, 2016, the board of directors of the Company approved the recommendations of the Compensation Committee of the board of directors with respect to the grant of PSUs and LTIP units to certain executive officers pursuant to the Company’s 2013 Equity Incentive Plan. The grant of the PSUs and the LTIP units are evidenced by the Amended PSU Agreement or the Amended LTIP Agreement entered into by the Company and each executive officer, as applicable.
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
On January 18, 2017, the Company refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” herein.
On January 24, 2017, the Company announced refinements to its strategy in an effort to enhance shareholder value. The refinements, which have been unanimously endorsed by the Board of Directors, include the following:

•
Focused Portfolio: Going forward, the Company's portfolio will be predominantly focused on investing in the luxury chain scale segment. Empirical evidence has shown the luxury segment has had greater RevPAR growth over the long term. The Company will continue to target acquisitions of hotels with a RevPAR of at least 2.0x the national average. As a result, four hotel properties have been designated as non-core to the portfolio, including the Courtyard Philadelphia Downtown Hotel, Courtyard San Francisco Downtown Hotel, Renaissance Tampa Hotel and Marriott Legacy Center Hotel in Plano, Texas. The Company intends to either reposition or opportunistically sell these hotel properties in the future if conditions warrant. The Company will also simultaneously pursue new acquisitions in order to grow the portfolio consistent with its stated strategy. Luxury hotels have proven to have superior long-term RevPAR growth versus other chain scales, and the Company believes its exclusive focus of investing in luxury hotels should generate attractive returns for its shareholders.

•
Increased Dividend: The Company's 2017 dividend policy will be amended commencing with the first quarter by increasing the expected quarterly cash dividend for the Company's common stock by 33%, from $0.12 per diluted share to $0.16 per diluted share. This equates to an annual rate of $0.64 per diluted share, representing a 4.5% yield based on the Company's closing stock price on January 23, 2017;

•	Reaffirming Conservative Leverage: The Company will continue to target conservative leverage, with a target leverage level of 45% net debt to gross assets;

•
Strong Liquidity: The Company will continue to focus on having access to liquidity for both opportunistic investments and as a hedge against economic uncertainty. The Company will target holding 10-15% of its gross debt balance in cash.

On January 24, 2017, we entered into the Amended and Restated Advisory Agreement with Ashford Inc. that amended and restated our current advisory agreement. For more information, please see “Business- Certain Agreements—Fourth Amended and Restated Advisory Agreement” herein. Although our board of directors, through the action of the independent directors only, may amend the advisory agreement without stockholder approval, the independent directors have elected to seek stockholder approval of the Amended and Restated Advisory Agreement. Accordingly, the Amended and Restated Advisory Agreement will not become effective until is approved by our stockholders.
On February 16, 2017, the Ashford Entities entered into a Settlement Agreement with the Sessa Entities regarding the composition of the Company’s board of directors, dismissal of pending litigation involving the parties and certain other matters. For more information, please see “Legal Proceedings” herein.

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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 71% of our total hotel revenue for the year ended December 31, 2016 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, including demand, which has continued through 2016. We believe that industry fundamentals continue to show growth albeit at a slower pace.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2016 and 2015 (in thousands except percentages):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Revenue
Rooms	$287,844	$255,443	$32,401	12.7%
Food and beverage	95,618	79,894	15,724	19.7
Other	22,267	14,061	8,206	58.4
Total hotel revenue	405,729	349,398	56,331	16.1
Other	128	147	(19)	(12.9)
Total revenue	405,857	349,545	56,312	16.1
Expenses
Hotel operating expenses:
Rooms	65,541	56,341	9,200	16.3
Food and beverage	68,471	53,535	14,936	27.9
Other expenses	113,114	93,742	19,372	20.7
Management fees	15,456	14,049	1,407	10.0
Total hotel expenses	262,582	217,667	44,915	20.6
Property taxes, insurance and other	20,539	18,517	2,022	10.9
Depreciation and amortization	45,897	43,824	2,073	4.7
Advisory services fee	14,955	17,889	(2,934)	(16.4)
Transaction costs	457	538	(81)	(15.1)
Corporate general and administrative	14,286	5,134	9,152	178.3
Total expenses	358,716	303,569	55,147	18.2
Operating income (loss)	47,141	45,976	1,165	2.5
Equity in earnings (loss) of unconsolidated entity	(2,587)	(2,927)	(340)	(11.6)
Interest income	167	34	133	391.2
Gain (loss) on sale of hotel property	26,359	—	26,359
Other income (expense)	(165)	1,233	1,398	113.4
Interest expense and amortization of loan costs	(40,881)	(37,829)	3,052	8.1
Write-off of loan costs and exit fees	(2,595)	(54)	2,541	4,705.6
Unrealized gain (loss) on investment in Ashford Inc.	(1,970)	(7,609)	(5,639)	(74.1)
Unrealized gain (loss) on derivatives	425	(3,252)	3,677	113.1
Income (loss) before income taxes	25,894	(4,428)	30,322	684.8
Income tax (expense) benefit	(1,574)	(263)	1,311	498.5
Net income (loss)	24,320	(4,691)	29,011	618.4
(Income) loss from consolidated entities attributable to noncontrolling interests	(3,105)	(2,414)	691	28.6
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,899)	393	2,292	583.2
Net income (loss) attributable to the Company	$19,316	$(6,712)	$26,028	387.8%

All hotel properties owned during the years ended December 31, 2016 and 2015 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the years ended December 31, 2016 and 2015. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Bardessono Hotel	Yountville, CA	Acquisition	July 9, 2015
Ritz-Carlton, St. Thomas	St. Thomas, USVI	Acquisition	December 15, 2015
Seattle Courtyard Downtown	Seattle, WA	Disposition	July 1, 2016
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Year Ended December 31,
	2016	2015
Occupancy	82.94%	82.32%
ADR (average daily rate)	$247.83	$226.87
RevPAR (revenue per available room)	$205.54	$186.76
Rooms revenue (in thousands)	$287,844	$255,443
Total hotel revenue (in thousands)	$405,729	$349,398
The following table illustrates the key performance indicators of the nine comparable hotel properties that were included for the entire years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Occupancy	83.11%	82.58%
ADR (average daily rate)	$227.11	$222.33
RevPAR (revenue per available room)	$188.76	$183.60
Rooms revenue (in thousands)	$239,034	$231,793
Total hotel revenue (in thousands)	$328,522	$319,571
Net income (loss) attributable to the Company. Net income attributable to the Company increased $26.0 million, to $19.3 million for the year ended December 31, 2016 (“2016”) compared to a net loss attributable to the Company of $6.7 million for the year ended December 31, 2015 (“2015”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotel properties increased $32.4 million, or 12.7% to $287.8 million during 2016 compared to 2015. During 2016, we experienced a 62 basis point increase in occupancy and a 9.2% increase in room rates. Rooms revenue from our nine comparable hotel properties increased $7.2 million due to higher room rates of 2.1% and a 53 basis point increase in occupancy. Rooms revenue increased (i) $25.2 million at the Ritz-Carlton, St. Thomas as a result of its acquisition in December 2015; (ii) $7.2 million at the Bardessono Hotel as a result of its acquisition in July 2015; (iii) $3.1 million at the Capital Hilton as a result of 3.8% higher room rates and a 315 basis point increase in occupancy at the hotel; (iv) $1.8 million at the Tampa Renaissance as a result of 7.3% higher room rates and a 325 basis point increase in occupancy at the hotel; (v) $1.3 million at the Seattle Marriott Waterfront as a result of 3.5% higher room rates as well as an 85 basis point increase in occupancy at the hotel; (vi) $799,000 at the Philadelphia Courtyard as a result of 3.8% higher room rates partially offset by a 81 basis point decrease in occupancy at the hotel; (vii) $260,000 at the San Francisco Courtyard Downtown as a result of 2.2% higher room rates partially offset by a 154 basis point decrease in occupancy at the hotel; (viii) $217,000 at the Key West Pier House as a result of 3.5% higher room rates partially offset by a 225 basis point decrease in occupancy at the hotel; and (iv) $101,000 at the Hilton La Jolla Torrey Pines as a result of 2.0% higher room rates partially offset by a 152 basis point decrease in occupancy at the hotel; and (x) $46,000 at the Chicago Sofitel Magnificent Mile as a result of a 239 basis point increase in occupancy partially offset by a 3.0% decrease in room rates at the hotel. These increases were partially offset by decreases of (i) $7.2 million at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016 and (ii) $364,000 at the Plano Marriott Legacy Town Center as a result of 1.4% lower room rates as well as a 46 basis point decrease in occupancy at the hotel.

Food and Beverage Revenue. Food and beverage revenues from our hotel properties increased $15.7 million, or 19.7%, to $95.6 million in 2016 as compared to 2015. This increase is primarily attributable to increases of $13.8 million at the Ritz-Carlton, St. Thomas and $1.3 million at the Bardessono Hotel as a result of their acquisitions in 2015. We experienced an additional aggregate increase in food and beverage revenue of $2.3 million at the Capital Hilton, Hilton La Jolla Torrey Pines, Chicago Sofitel Magnificent Mile, Seattle Marriott Waterfront, Key West Pier House, Tampa Renaissance and Plano Marriott Legacy Town Center. These increases were partially offset by a lower aggregate food and beverage revenue of $1.1 million at the San Francisco Courtyard Downtown and Philadelphia Courtyard as well as lower food and beverage revenue of $555,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking, spa and rentals, increased $8.2 million, or 58.4%, to $22.3 million in 2016 as compared to 2015. This increase is attributable to an increase of $7.5 million at the Ritz-Carlton, St. Thomas and $725,000 at the Bardessono Hotel due to their acquisitions in 2015. There was also an aggregate increase of $1.5 million at the Hilton La Jolla Torrey Pines, Plano Marriott Legacy Town Center, Tampa Renaissance, Philadelphia Courtyard and Seattle Marriott Waterfront. These increases were partially offset by lower aggregate other hotel revenue at the Chicago Sofitel Magnificent Mile, Key West Pier House, San Francisco Courtyard Downtown and Capital Hilton of approximately $923,000 and of $526,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $19,000, or 12.9%, to $128,000 in 2016 as compared to 2015. The decrease is attributable to lower Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $9.2 million, or 16.3%, to $65.5 million in 2016 as compared to 2015. The increase is primarily attributable to an increase in rooms revenue at our nine comparable hotel properties and the acquisitions of the Ritz-Carlton St. Thomas and the Bardessono Hotel in 2015, partially offset by lower rooms expense at the Seattle Courtyard Downtown due to its sale on July 1, 2016.
Food and Beverage Expense. Food and beverage expense increased $14.9 million, or 27.9%, to $68.5 million during 2016 as compared to 2015. The increase is primarily attributable to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and higher revenue at our nine comparable hotel properties. These increases were partially offset by the sale of Seattle Courtyard Downtown.
Other Operating Expenses. Other operating expenses increased $19.4 million, or 20.7%, to $113.1 million in 2016 as compared to 2015. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $2.6 million in direct expenses and an increase of $16.8 million in indirect expenses and incentive management fees in 2016 as compared to 2015. Direct expenses were 1.7% of total hotel revenue for 2016 and 1.3% for 2015. The increase in direct expenses is comprised of an increase of a $3.8 million as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 partially offset by decreases of $1.2 million at our nine comparable hotel properties and $47,000 from the sale of Seattle Courtyard Downtown on July 1, 2016. The increase in indirect expenses is primarily attributable to increases in (i) general and administrative costs of $8.1 million, including $2.2 million from our nine comparable hotel properties and $6.4 million from the two hotel properties acquired in 2015, partially offset by a decrease of $483,000 from the sold hotel property; (ii) marketing costs of $3.5 million, comprised of $889,000 from our nine comparable hotel properties and $3.2 million from the two acquired hotel properties, partially offset by a decrease of $563,000 from the sold hotel property; (iii) repairs and maintenance of $2.9 million, including $3.4 million from our two acquired hotel properties partially offset by a decrease of $199,000 from our nine comparable hotel properties and $229,000 from the sold hotel property; (iv) lease expense of $1.0 million, comprised of $1.0 million from our two acquired hotel properties and $33,000 from our nine comparable hotel properties, partially offset by a decrease of $5,000 from the sold hotel property; and (v) energy costs of $2.0 million, comprised of $2.2 million from our two acquired hotel properties, partially offset by a decrease of $84,000 from our nine comparable hotel properties as well as $156,000 from the sold hotel property. These increases were partially offset by a decrease in incentive management fees of $736,000 which is comprised of $863,000 from our sold hotel property and $78,000 from our two acquired hotel properties, partially offset by an increase of $205,000 from our nine comparable hotel properties.
Management Fees. Base management fees increased $1.4 million, or 10.0%, to $15.5 million in 2016 as compared to 2015. The increase is comprised of an increase of $1.7 million as a result of the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and $245,000 from our nine comparable hotel properties due to higher hotel revenue in 2016, partially offset by a decrease of $579,000 from the sale of Seattle Courtyard Downtown on July 1, 2016.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.0 million, or 10.9%, to $20.5 million in 2016 as compared to 2015, which is comprised of an increase of $1.3 million from the two acquired hotel properties and $933,000 from our nine comparable hotel properties, partially offset by a decrease of $294,000 from the sale of Seattle Courtyard Downtown on July 1, 2016.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 4.7%, to $45.9 million in 2016 as compared to 2015. The increase is due to $4.3 million of depreciation and amortization associated with the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and higher depreciation of $1.7 million attributable to capital expenditures that have occurred during 2016, partially offset by lower depreciation of $2.6 million as a result of fully depreciated furniture, fixtures and equipment and $1.3 million from the sale of the Seattle Courtyard Downtown on July 1, 2016.
Advisory Services Fee. Advisory services fee decreased $2.9 million, or 16.4%, to $15.0 million in 2016 as compared to 2015 as a result of a decrease in the incentive fee of $3.8 million and base advisory fee of $305,000, partially offset by increases in reimbursable expenses of $971,000 and equity-based compensation of $222,000. In 2016, we recorded an advisory services fee of $15.0 million which included a base advisory fee of $8.3 million, reimbursable expenses of $2.8 million and equity-based compensation of $3.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services. In 2015, we incurred an advisory services fee of $17.9 million, which included a base advisory fee of $8.6 million, reimbursable expenses of $1.8 million, equity-based compensation of $3.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. in connection with providing advisory services and an incentive fee of $3.8 million.
Transaction Costs. In 2016, we recorded transaction costs of $457,000 related to payment of transfer taxes. In 2015, we recorded transaction costs of $538,000 related to the acquisition of the Bardessono Hotel and Ritz-Carlton St. Thomas.
Corporate General and Administrative. Corporate general and administrative expenses increased $9.2 million, or 178.3%, to $14.3 million in 2016 as compared to 2015 as a result of increases in professional fees of $13.9 million, primarily related to the proxy contest and litigation, legal settlement of $2.5 million, higher public company costs of $84,000 and higher equity-based compensation to non-employee directors of $17,000. These increases were partially offset by insurance recoveries of $5.3 million related to the proxy contest and litigation and $2.0 million related to the legal settlement and lower miscellaneous expenses of $62,000. For more information on the proxy contest, litigation and settlement, please see “Item 3. Legal Proceedings” herein.
Equity in Earnings (Loss) of unconsolidated entity. We recorded equity in loss of unconsolidated entity of $2.6 million in 2016 and $2.9 million in 2015 related to our investment in the AQUA U.S. Fund. This investment was liquidated in April 2016.
Interest Income. Interest income increased $133,000, or 391.2%, to $167,000 in 2016 as compared to 2015.
Gain (Loss) on sale of hotel property. In 2016, we recorded a gain of $26.4 million related the sale of the Seattle Courtyard Downtown on July 1, 2016.
Other Income (Expense). Other income (expense) changed $1.4 million, from other income of $1.2 million in 2015 to other expense of $165,000 in 2016. In 2016, we recognized a realized loss of $156,000 related to the maturity of options on futures contracts and $9,000 of commissions paid upon purchasing options on futures contracts. In 2015, we recognized a realized gain of $1.2 million comprised of a realized gain on marketable securities of $1.1 million and $218,000 of dividends related to marketable securities, partially offset by $59,000 of commissions paid upon purchasing options on futures contracts.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $3.1 million, or 8.1%, to $40.9 million in 2016 as a result of the increase in interest expense and amortization of loan costs from the financings associated with the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas in 2015, partially offset by lower interest expense and amortization of loan costs from the sale of Seattle Courtyard Downtown on July 1, 2016. The average LIBOR rates for 2016 and 2015 were 0.45% and 0.20%, respectively.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. decreased $5.6 million, or 74.1%, to $2.0 million for 2016 compared to 2015. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.6 million for 2016, resulting from the write-off of unamortized loan costs of $2.5 million and exit fees of $108,000 related to the sale of the Seattle Courtyard Downtown. In 2015, we incurred fees of $54,000 in connection with the refinancing of our $69.0 million mortgage loan due September 2015, which had an outstanding balance of $69.0 million. The mortgage loan was replaced with a $70.0 million mortgage loan due March 2017.
Unrealized Gain (Loss) on Derivatives. Unrealized gain (loss) on derivatives was an unrealized gain of $425,000 and an unrealized loss of $3.3 million for 2016 and 2015, respectively. In 2016, we had an unrealized gain of $513,000 on interest floors, a $78,000 unrealized gain associated with the maturity of options on futures contracts, partially offset by unrealized losses of $71,000 and $95,000 on interest rate caps and options on futures contracts, respectively. In 2015, we had an unrealized loss of $3.3 million that consisted of a $3.0 million unrealized loss on interest rate floors, an unrealized loss on interest rate caps of $94,000 and a $195,000 unrealized loss on options on futures contracts. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax (Expense) Benefit. Income tax expense increased $1.3 million, or 498.5%, to $1.6 million in 2016 as compared to 2015. The increase in income tax expense in 2016 is primarily due to the partial release of the valuation allowance for our wholly-owned TRS in 2015 that was previously recorded on the deferred tax assets of the TRS, and that resulted in a non-cash deferred tax benefit in 2015.
Income (Loss) from Consolidated Entity Attributable to Noncontrolling Interests. The noncontrolling interest partner in consolidated entity was allocated income of $3.1 million and $2.4 million for 2016 and 2015, respectively. The noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.9 million and net loss of $393,000 for 2016 and 2015, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 13.90% and 12.75% as of December 31, 2016 and 2015, respectively.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2015 and 2014 (in thousands except percentages):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Revenue
Rooms	$255,443	$226,495	$28,948	12.8%
Food and beverage	79,894	67,854	12,040	17.7%
Other	14,061	12,844	1,217	9.5%
Total hotel revenue	349,398	307,193	42,205	13.7%
Other	147	115	32	27.8%
Total revenue	349,545	307,308	42,237	13.7%
Expenses
Hotel operating expenses:
Rooms	56,341	51,636	4,705	9.1%
Food and beverage	53,535	44,297	9,238	20.9%
Other expenses	93,742	80,593	13,149	16.3%
Management fees	14,049	12,525	1,524	12.2%
Total hotel expenses	217,667	189,051	28,616	15.1%
Property taxes, insurance and other	18,517	16,174	2,343	14.5%
Depreciation and amortization	43,824	40,686	3,138	7.7%
Advisory services fee	17,889	12,534	5,355	42.7%
Transaction costs	538	1,871	(1,333)	(71.2)%
Corporate general and administrative	5,134	3,242	1,892	58.4%
Total expenses	303,569	263,558	40,011	15.2%
Operating income (loss)	45,976	43,750	2,226	5.1%
Equity in earnings (loss) of unconsolidated entity	(2,927)	—	2,927
Interest income	34	27	7	25.9%
Other income	1,233	—	1,233
Interest expense and amortization of loan costs	(37,829)	(39,031)	(1,202)	(3.1)%
Write-off of loan costs and exit fees	(54)	—	54
Unrealized gain (loss) on investment in Ashford Inc.	(7,609)	—	7,609
Unrealized gain (loss) on derivatives	(3,252)	(111)	3,141	2,829.7%
Income (loss) before income taxes	(4,428)	4,635	(9,063)	195.5%
Income tax (expense) benefit	(263)	(1,097)	(834)	(76.0)%
Net income (loss)	(4,691)	3,538	8,229	232.6%
(Income) loss from consolidated entities attributable to noncontrolling interests	(2,414)	(1,103)	1,311	118.9%
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	393	(496)	(889)	179.2%
Net income (loss) attributable to the Company	$(6,712)	$1,939	$(8,651)	446.2%

All hotel properties owned during the years ended December 31, 2015 and 2014 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the years ended December 31, 2015 and 2014. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Chicago Sofitel Magnificent Mile	Chicago, IL	Acquisition	February 24, 2014
Pier House Resort	Key West, FL	Acquisition	March 1, 2014
Bardessono Hotel	Yountville, CA	Acquisition	July 9, 2015
Ritz-Carlton, St. Thomas	St. Thomas, USVI	Acquisition	December 15, 2015
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Year Ended December 31,
	2015	2014
Occupancy	82.32%	81.62%
ADR (average daily rate)	$226.87	$209.96
RevPAR (revenue per available room)	$186.76	$171.37
Rooms revenue (in thousands)	$255,443	$226,495
Total hotel revenue (in thousands)	$349,398	$307,193
The following table illustrates the key performance indicators of the eight comparable hotel properties that were included for the entire years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Occupancy	82.32%	81.19%
ADR (average daily rate)	$211.62	$200.51
RevPAR (revenue per available room)	$174.21	$162.80
Rooms revenue (in thousands)	$200,417	$187,084
Total hotel revenue (in thousands)	$275,316	$252,889
Net income (loss) attributable to the Company. Net income (loss) attributable to the Company changed $8.7 million, or 446.2%, from net income attributable to the Company of $1.9 million for the year ended December 31, 2014 (“2014”) to net loss attributable to the Company of $6.7 million during 2015 as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotel properties increased $28.9 million, or 12.8%, to $255.4 million during 2015 compared to 2014. During 2015, we experienced a 70 basis point increase in occupancy and a 8.1% increase in room rates. Rooms revenue increased (i) $6.9 million as a result of the acquisition of the Bardessono Hotel in July 2015; (ii) $4.7 million at the Pier House Resort due to the inclusion of its operating results for the entire 2015 period as a result of its acquisition in 2014, higher room rates of 5.9% and a 497 basis point increase in occupancy at the hotel; (iii) $2.6 million at the Ritz Carlton St. Thomas due to the inclusion of its operating results since its acquisition on December 15, 2015; (iv) $2.5 million at the Philadelphia Courtyard Downtown as a result of 5.9% higher room rates and a 322 basis point increase in occupancy due to a renovation during 2014; (v) $2.4 million at the Seattle Marriott Waterfront due to higher room rates of 6.1% and a 255 basis point increase in occupancy at the hotel; (vi) $2.0 million at the Plano Marriott Legacy Town Center as a result of 8.2% higher room rates and a 191 basis point increase in occupancy at the hotel; (vii) $2.0 million at the San Francisco Courtyard Downtown as a result of 4.5% higher room rates and a 121 basis point increase in occupancy at the hotel; (viii) $1.8 million at the La Jolla Hilton Torrey Pines as a result of 7.2% higher room rates and a 85 basis point increase in occupancy at the hotel; (ix) $1.5 million at the Chicago Sofitel Magnificent Mile due to the inclusion of its operating results for the entire 2015 period as a result of its acquisition in 2014; (x) $985,000 at the Capital Hilton as a result of 1.2% higher room rates and higher occupancy of 67 basis points at the hotel; (xi) $960,000 at the Seattle Courtyard Downtown as a result of 8.6% higher room rates at the hotel, partially offset by lower occupancy of 96 basis points at the hotel; and (xii) $710,000 at the Tampa Renaissance as a result of 8.4% higher room rates, partially offset by lower occupancy of 241 basis points at the hotel.
Food and Beverage Revenue. Food and beverage revenues from our hotel properties increased $12.0 million, or 17.7%, to $79.9 million in 2015 as compared to 2014. This increase is primarily attributable to an increases in food and beverage revenue of $1.9 million at the Bardessono Hotel and $898,000 at the Ritz-Carlton St. Thomas as a result of their acquisitions in July 2015 and December 15, 2015, respectively. We experienced additional increases in food and beverage revenue of $2.5 million, $2.4 million, $1.9 million and $1.4 million at the Capital Hilton, the Hilton La Jolla Torrey Pines, the Seattle Marriott Waterfront and Plano Marriott Legacy Town Center, respectively as well as aggregate increases of $1.9 million at the Philadelphia Courtyard Downtown, the San Francisco Courtyard Downtown, the Tampa Renaissance and the Key West Pier House. These increases were partially offset by decreases in food and beverage revenue of $81,000 and $755,000 at the Seattle Courtyard Downtown and Chicago Sofitel Magnificent Mile, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking, spa and rentals, increased $1.2 million, or 9.5%, to $14.1 million in 2015 as compared to 2014. This increase consisted of $894,000 and $344,000 attributable to the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas in 2015. We also experienced higher other hotel revenue of $611,000 in aggregate at the Key West Pier House, San Francisco Courtyard Downtown, Capital Hilton and Seattle Courtyard Downtown. These increases were partially offset by a decrease in other hotel revenue in aggregate of $632,000 at the Chicago Sofitel Magnificent Mile, Philadelphia Courtyard Downtown, Hilton La Jolla Torrey Pines, Tampa Renaissance, Seattle Marriott Waterfront and Plano Marriott Legacy Town Center.
Other Non-Hotel Revenue. Other non-hotel revenue, increased $32,000, or 27.83%, to $147,000 in 2015 as compared to 2014, primarily attributable to increased Texas margin tax recoveries from hotel guests.
Rooms Expense. Rooms expense increased $4.7 million, or 9.1%, to $56.3 million in 2015 as compared to 2014 primarily due to higher rooms revenue at our comparable hotel properties and higher rooms revenue due to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015, as well as the inclusion of the operating results the Chicago Sofitel Magnificent Mile and the Pier House Resort for the entire 2015 period as a result of their acquisition in 2014. Rooms margin increased 74 basis points from 77.2% to 77.9%.
Food and Beverage Expense. Food and beverage expense increased $9.2 million, or 20.9%, to $53.5 million during 2015 as compared to 2014. The increase is attributable to higher food and beverage revenue at our comparable hotel properties, the acquisitions of the Bardessono Hotel and the Ritz-Carlton St. Thomas in 2015 and increases at the Chicago Sofitel Magnificent Mile and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisitions in 2014.
Other Operating Expenses. Other operating expenses increased $13.1 million, or 16.3%, to $93.7 million in 2015 as compared to 2014. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $1.0 million in direct expenses and an increase of $14.1 million in indirect expenses and incentive management fees in 2015. Direct expenses were 1.3% of total hotel revenue for 2015 and 1.8% for 2014. The decrease in direct expenses is comprised of a decrease of $1.8 million at our eight comparable hotel properties, partially offset by an increase of $769,000 as a result of the acquisitions of the Bardessono Hotel in July 2015, the Ritz-Carlton St. Thomas in December 2015 as well as the inclusion of the operating results the Chicago Sofitel Magnificent Mile and the Pier House Resort for the entire 2015 period as a result of their acquisition in 2014. The increase in indirect expenses is primarily attributable to (i) an increase in general and administrative costs of $4.9 million, including $2.6 million from our eight comparable hotel properties and $2.3 million from the four acquired hotel properties; (ii) an increase in marketing costs of $3.4 million, comprised of $2.4 million from our eight comparable hotel properties and $1.0 million from the four acquired hotel properties; (iii) an increase in repairs and maintenance of $1.6 million, including $346,000 from our eight comparable hotel properties and $1.2 million from our four acquired hotel properties; (iv) an increase in lease expense of $1.2 million, comprised of $383,000 from our eight comparable hotel properties and $779,000 from our four acquired hotel properties; (v) an increase of $2.4 million in incentive management fees, including $2.0 million from our eight comparable hotel properties and $382,000 from our four acquired hotel properties; and (vi) an increase in energy cost of $704,000, comprised of $37,000 from our eight comparable hotel properties and $667,000 from our four acquired hotel properties.
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

Depreciation and Amortization. Depreciation and amortization increased $3.1 million, or 7.7%, to $43.8 million in 2015 as compared to 2014 attributable to the acquisition of the Bardessono Hotel, Ritz-Carlton St. Thomas, the Chicago Sofitel Magnificent Mile and the Pier House Resort due to the inclusion of their operating results for the entire 2015 period as a result of their acquisitions in 2014 and capital expenditures incurred since December 31, 2014.
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
Transaction Costs. In 2015, we recorded transaction costs of $538,000 related to the acquisition of the Bardessono Hotel and Ritz-Carlton St. Thomas. We recorded transaction costs of $1.9 million related to the acquisitions of the Chicago Sofitel Magnificent Mile and the Pier House Resort in 2014.
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
Equity in Earnings ( Loss) of unconsolidated entity. Equity in loss of unconsolidated entity of $2.9 million in 2015 represented our equity in loss of the AQUA U.S. Fund. There was no equity in loss of unconsolidated entity in 2014.
Interest Income. Interest income increased $7,000, or 25.9%, to $34,000 in 2015 as compared to 2014.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.2 million, or 3.1%, to $37.8 million in 2015 as compared to 2014 due to the refinancing of our $197.8 million mortgage loan in the fourth quarter of 2014 and our $69.0 million mortgage loan in 2015, partially offset by an increase in interest expense and amortization of loan costs as a result of the financings associated with the acquisitions of the Bardessono Hotel and Ritz-Carlton St. Thomas, the effect of having the mortgage loans for the Chicago Sofitel Magnificent Mile and Pier House Resort for the entire year in 2015 as a result of their acquisitions in 2014 and higher average LIBOR rates. The average LIBOR rates for 2015 and 2014 were 0.20% and 0.15%, respectively.
Write-off of Loan Costs and Exit Fees. In 2015, we incurred fees of $54,000 in connection with the refinancing of our $69.0 million mortgage loan due September 2015, which had an outstanding balance of $69.0 million. The mortgage loan was replaced with a $70.0 million mortgage loan due March 2017. In 2014, we did not incur any write-offs of loan costs and exit fees.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. of $7.6 million represents the fair value adjustment during 2015 on our investment in Ashford Inc. that was acquired in July 2015. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
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
Income Tax (Expense) Benefit. Income tax expense decreased $834,000, or 76.0%, to $263,000 in 2015 as compared to 2014. The decrease in income tax expense in 2015 is primarily due to an increase in certain indirect expenses recognized by our TRS entity that operates two hotel properties owned by a consolidated partnership, as well as a partial release in 2015 of the valuation allowance for our wholly-owned TRS previously recorded in the full amount of the deferred tax asset held by our TRS.

Income (Loss) from Consolidated Entity Attributable to Noncontrolling Interests. The noncontrolling interest partner in consolidated entity was allocated income of $2.4 million and $1.1 million for 2015 and 2014, respectively. At December 31, 2015, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
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
Indebtedness
As of December 31, 2016, we had approximately $767.0 million in gross outstanding indebtedness. The following table sets forth our indebtedness (in thousands):

Loan/Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2016	Interest Rate at December 31, 2016	Amortization Period (Years)	Maturity Date (7)	Fully Extended Maturity Date
Aareal Capital Corporation(1)	2	$192,765	3.42%	30(8)	Nov-2019	Nov-2021
The Capital Hilton, Washington, D.C.
Hilton La Jolla Torrey Pines, La Jolla, CA
Wells Fargo(11)	1	32,879	5.91%	30(9)	Apr-2017	Apr-2017
Courtyard Philadelphia Downtown, Philadelphia, PA
Wells Fargo(11)	1	55,915	5.95%	30(9)	Apr-2017	Apr-2017
Courtyard San Francisco Downtown, San Francisco, CA
Wells Fargo(11)	3	245,307	5.95%	30(9)	Apr-2017	Apr-2017
Marriott Plano Legacy Town Center, Plano, TX
Seattle Marriott Waterfront, Seattle, WA
Renaissance Tampa International Plaza, Tampa, FL
Credit Agricole(2)	1	70,000	3.02%	Interest only	Mar-2017	Mar-2020
Pier House Resort, Key West, FL
GACC(3)	1	80,000	3.07%	Interest only	Mar-2017	Mar-2019
Chicago Sofitel Magnificent Mile, Chicago, IL
TIF Loan(4)	—	8,098	12.85%	Interest only(10)	Jun-2018	Jun-2018
Courtyard Philadelphia Downtown, Philadelphia, PA
Column Financial(5)	1	40,000	5.72%	Interest only	Dec-2017	Dec-2020
Bardessono Hotel, Yountville, CA
Apollo(6)	1	42,000	5.72%	Interest only	Dec-2017	Dec-2020
Ritz-Carlton, St. Thomas, USVI
Total/Weighted Average	11	$766,964	4.80%
__________________

(1)
Interest rate is variable at LIBOR plus 2.65%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 5.43% for 75% of the loan balance. This loan includes two one-year extension options, subject to the satisfaction of certain conditions.

(2)
Interest rate is variable at LIBOR plus 2.25%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 4.5% for 80% of the loan balance. This loan includes three one-year extension options, subject to the satisfaction of certain conditions.

(3)
Interest rate is variable at LIBOR plus 2.30%. In connection with the origination of this loan, we entered into an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 5.78%. This loan includes three one-year extension options, subject to the satisfaction of certain conditions, of which the first extension option was exercised in March 2016.

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

(11)
This loan was refinanced in January 2017. The new loan totals $365.0 million and has a stated maturity of February 2019, with five one-year extension options, subject to the satisfaction of certain conditions.

On July 1, 2016, in connection with the sales of the Courtyard Seattle Downtown, approximately $65 million of the mortgage loan was repaid.
On January 18, 2017, we refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million. The previous mortgage loans that were refinanced had final maturity dates in April 2017. The new loan totals $365.0 million and has stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.58%. The loan is secured by five hotel properties: Plano Marriott Legacy Town Center, Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.
The following loans include various financial cash trap triggers. The Aareal Capital Corporation loan has a 1.25x debt service coverage ratio requirement, the Wells Fargo loans each have a 1.10x debt service coverage ratio requirement, the Credit Agricole loan has a 1.25x debt service coverage ratio requirement, the GACC loan has a 7.05% debt yield requirement (which increases to 8.66% during the third extension period), the Column Financial loan has a 1.15x debt service coverage ratio requirement and the Apollo loan has a 10.0% debt yield requirement. This loan also has an increase to 11.0% beginning in year two and 12.0% during extension terms. If we are unable to maintain these levels of debt service coverage or debt yield, as the case may be, substantially all of the net cash flow from the relevant hotel properties will be held as additional collateral in an account for the benefit of the respective lender.
As of December 31, 2016, we were in compliance with the aforementioned financial covenants.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	advisory fees payable to Ashford LLC;

•	recurring maintenance necessary to maintain our hotel properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness, including our secured revolving credit facility (see “Contractual Obligations and Commitments”);

•	distributions, in the form of dividends on our common stock, necessary to qualify for taxation as a REIT;

•	dividends on preferred stock; and

•	capital expenditures to improve our hotel properties.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our secured revolving credit facility.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our secured revolving credit facility and future equity and preferred equity issuances, existing working capital, net cash provided by operations, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.
Our hotel properties will require periodic capital expenditures and renovation to remain competitive. In addition, acquisitions, redevelopments or expansions of hotel properties may require significant capital outlays. We may not be able to fund such capital improvements solely from net cash provided by operations because we must distribute annually at least 90% of our REIT taxable income, determined without regard to the deductions for dividends paid and excluding net capital gains, to qualify and maintain our qualification as a REIT, and we are subject to tax on any retained income and gains. As a result, our ability to fund capital expenditures, acquisitions or hotel redevelopment through retained earnings is very limited. Consequently, we expect to rely heavily upon the availability of debt or equity capital for these purposes. If we are unable to obtain the necessary capital on favorable terms, or at all, our financial condition, liquidity, results of operations and prospects could be materially and adversely affected.
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by our hotel properties is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is not distributed to us at any time after the cash trap provisions have been triggered until we have cured the performance issues. Currently, none of the cash trap provisions of our loans are triggered.
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. Under the repurchase program, we repurchased 2.9 million shares of our common stock, for approximately $39.0 million, during the year ended December 31, 2016. As of December 31, 2016, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
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
On January 18, 2017, we refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” herein.
Secured Revolving Credit Facility
We have a three-year, senior secured revolving credit facility in the amount of $100 million. It includes $15 million available in letters of credit and $15 million available in swingline loans. We believe the secured revolving credit facility will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.00x initially, with such ratio being reduced beginning October 1, 2017 to 5.75x and beginning October 1, 2019 to 5.50x. Our ratio was 5.44x at December 31, 2016.

•	Consolidated recourse indebtedness other than the secured credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. This ratio was 1.82x at December 31, 2016.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at December 31, 2016.
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
Borrowings under the secured revolving credit facility bear interest, at our option, at either LIBOR for a designated interest period plus an applicable margin, or the base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for borrowings under the secured revolving credit facility for base rate loans range from 1.25% to 2.50% per annum and the applicable margin for borrowings under the secured revolving credit facility for LIBOR loans range from 2.25% to 3.50% per annum, depending on the ratio of consolidated indebtedness to EBITDA described above, with the lowest rate applying if such ratio is less than 4.0x, and the highest rate applying if such ratio is greater than 6.0x.
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 10, 2019, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $250 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of December 31, 2016.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of December 31, 2016, we had $126.8 million of cash and cash equivalents compared to $105.0 million at December 31, 2015. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities. We anticipate using funds to pay for (i) capital expenditures for our eleven hotel properties, estimated to be approximately $47.5 million through 2017, and (ii) debt interest and principal payments estimated to be approximately $30.8 million through 2017.
Net Cash Flows Provided by Operating Activities. Net cash flows provided by operating activities were $57.1 million and $9.4 million for the years ended December 31, 2016 and 2015, respectively. Cash flows from operations are impacted by changes in hotel operations of our nine comparable hotel properties as well as operating results of the Bardessono Hotel, which was acquired on July 9, 2015, the Ritz-Carlton St. Thomas, which was acquired on December 15, 2015 and the Seattle Courtyard Downtown, which was sold on July 1, 2016. Cash flows from operations are also impacted by changes in restricted cash due to the timing of cash deposits for certain loans as well as the timing of collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. Cash flows from operations for the year ended December 31, 2015 were negatively impacted by $50.2 million as a result of the net purchases of marketable securities.
Net Cash Flows Used in Investing Activities. For the year ended December 31, 2016, net cash flows provided by investing activities were $100.3 million. These cash inflows primarily attributable to $82.7 million of net cash proceeds received from the sale of Seattle Courtyard Downtown, $43.5 million of net proceeds received from the liquidation of our investment in the AQUA U.S. Fund and a $691,000 of proceeds from property insurance claims. These cash inflows were partially offset by $23.4 million of capital improvements made to various hotel properties and $3.2 million of net deposits to restricted cash for capital expenditures. For the year ended December 31, 2015, investing activities used net cash flows of $183.3 million. These cash outlays were primarily attributable to cash outflows of $19.3 million of capital improvements made to various hotel properties, $16.6 million attributable to our investment in Ashford Inc., $144.1 million attributable to the acquisitions of the Bardessono Hotel and the Ritz-Carlton St.

Thomas and $3.4 million of net deposits to restricted cash for capital expenditures. These outflows were partially offset by inflows of $206,000 from the sale of property, plant and equipment and $24,000 of proceeds from property insurance claims.
Net Cash Flows Provided by Financing Activities. For the year ended December 31, 2016, net cash flows used in financing activities were $135.6 million. Cash outflows primarily consisted of $73.3 million for repayments of indebtedness, $39.2 million for the repurchase of common stock under our share repurchase program, $16.9 million for payments of dividends and distributions, $6.4 million for distributions to the holder of a noncontrolling interest in consolidated entities, $4.1 million for payments of loan costs and exit fees and $13,000 for derivatives. These cash outflows were partially offset by cash inflows related to proceeds from the issuance of preferred stock of $4.2 million and $35,000 from the issuance of LTIP units. For the year ended December 31, 2015, net cash flows provided by financing activities were $107.5 million. Cash inflows primarily consisted of borrowings on indebtedness of $152.0 million, proceeds from the issuance of preferred stock of $62.3 million and proceeds from a private placement of common stock of $3.1 million. These inflows were partially offset by cash outlays of $77.0 million for repayments of indebtedness, $8.9 million for the repurchase of our common stock, primarily under our share repurchase program, $5.9 million for the redemption of operating partnership units, $11.8 million for payments of dividends and distributions, $2.9 million for distributions to the holder of a noncontrolling interest in consolidated entities, $3.3 million for payment of loan costs and exit fees and payments for derivatives of $117,000.
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
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a variable interest entity (“VIE”). If the entity is determined to be a VIE we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see note 2 to our consolidated financial statements. We have no other off-balance sheet arrangements.
Contractual Obligations and Commitments
The table below summarizes future obligations for principal and estimated interest payments on our debt and future minimum lease payments on our operating leases, each as of December 31, 2016 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$569,092	$197,872	$—	$—	$766,964
Estimated interest obligations(1)	18,047	11,177	—	—	29,224
Operating lease obligations	3,000	5,872	5,951	96,224	111,047
Capital commitments	10,958	—	—	—	10,958
Total contractual obligations	$601,097	$214,921	$5,951	$96,224	$918,193
____________________

(1)	For variable-rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2016.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, incentive fees, group service fees and other general fees, if required. These management agreements expire from 2023 through 2065. See note 13 to our consolidated financial statements as of December 31, 2016.
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We were in compliance with all covenants at December 31, 2016.

Critical Accounting Policies
Our accounting policies are fully described in note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, and complex judgments.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed undiscounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. During the years ended December 31, 2016, 2015 and 2014, we have not recorded any impairment charges.
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
Income Taxes. At December 31, 2016 and 2015, we had a valuation allowance of approximately $27.0 million and $27.0 million, respectively, to partially reserve our deferred tax assets. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential, and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2016, we had net operating loss carry forwards for federal income tax purposes of $61.3 million, $5.5 million of which are attributable to the subsidiaries conveyed to us in the spin-off and begin to expire in 2023, and $55.8 million of which are attributable to the USVI TRS acquired in 2015 that begin to expire in 2027. The loss carry forwards may be available to offset future taxable income, if any, through 2023 and 2027, respectively; however, there could be substantial limitations on their use imposed by the Internal Revenue Code. Management determined that it is more likely than not that $27.0 million of our net deferred tax assets will not be realized, and a valuation allowance has been recorded accordingly.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2012 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
Investment in Unconsolidated Entity. We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $8.4 million at December 31, 2016. This investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.

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
RECENTLY ADOPTED ACCOUNTING STANDARDS
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the initial stages of evaluating the effect of the standard on our consolidated financial statements, including as it pertains to accounting for real estate sales, and continue to evaluate the available transition methods. However, we have not yet selected a transition method. Based on our initial and ongoing assessment of ASU 2014-09, we do not currently believe there will be a material impact to the amount or timing of revenue recognition for rooms revenue, food and beverage revenue and other hotel revenue.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in note 13 to our consolidated financial statements. We have not yet selected a transition method.
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
In November 2016 the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-18 will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business" (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for annual reporting beginning after December 15, 2017. Early adoption is permitted. While we are currently evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, Hotel EBITDA, Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) are made to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, income taxes, depreciation and amortization and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as write-off of loan costs and exit fees, legal, advisory and settlement costs, (gain) loss on insurance settlements, transaction costs, (gain) loss on sale of hotel property, and non-cash items such as amortization of favorable (unfavorable) contract assets (liabilities), unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, other (income) expense, the Company’s portion of unrealized (gain) loss of investment in securities investment fund, compensation adjustment related to modified employment terms and non-employee stock/unit-based compensation. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA. The Chicago Sofitel Magnificent Mile is included from February 24, 2014 through December 31, 2016, the Pier House Resort is included from March 1, 2014 through December 31, 2016, the Bardessono Hotel is included from July 9, 2015 through December 31, 2016, the Ritz-Carlton St. Thomas is included from December 15, 2015 through December 31, 2016 and the Seattle Courtyard Downtown is included from January 1, 2014 through June 30, 2016 (in thousands) (unaudited):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$24,320	$(4,691)	$3,538
(Income) loss from consolidated entities attributable to noncontrolling interest	(3,105)	(2,414)	(1,103)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,899)	393	(496)
Net income (loss) attributable to the Company	19,316	(6,712)	1,939
Interest income(1)	(167)	(34)	(26)
Interest expense and amortization of loan costs (1)	39,232	36,309	37,188
Depreciation and amortization(1)	43,054	40,950	37,493
Income tax expense (benefit)	1,574	263	1,097
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,899	(393)	496
EBITDA available to the Company and OP unitholders	104,908	70,383	78,187
Amortization of favorable (unfavorable) contract assets (liabilities)	106	(158)	(158)
Write-off of loan costs and exit fees	2,595	54	—
Transaction costs	457	633	1,871
(Gain) loss on sale of hotel property	(26,359)	—	—
(Gain) loss on insurance settlements	—	(21)	(23)
Unrealized (gain) loss on investment in Ashford Inc.	1,970	7,609	—
Unrealized (gain) loss on derivatives (1)	(427)	3,248	111
Other (income) expense	165	(1,233)	—
Legal, advisory and settlement costs	11,194	973	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	2,587	2,927	—
Compensation adjustment related to modified employment terms	—	—	573
Non-cash, non-employee stock/unit-based compensation	4,156	3,846	1,778
Adjusted EBITDA available to the Company and OP unitholders	$101,352	$88,261	$82,339
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interest for each line item:

	Year Ended December 31,
	2016	2015	2014
Interest expense and amortization of loan costs	$(1,649)	$(1,520)	$(1,843)
Depreciation and amortization	(2,843)	(2,874)	(3,193)
Interest income	—	—	1
Unrealized gain (loss) on derivatives	(2)	(4)	—

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2016. The results of the Seattle Courtyard Downtown sold on July 1, 2016 are included from January 1, 2016 through June 30, 2016 (in thousands) (unaudited):

	Year Ended December 31, 2016
	The Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Philadelphia Courtyard Downtown	Plano Marriott Legacy Town Center	San Francisco Courtyard Downtown	Seattle Courtyard Downtown	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss)	$11,234	$6,883	$1,766	$1,942	$7,511	$4,434	$6,649	$10,091	$28,725	$11,288	$2,661	$3,019	$96,203	$(71,883)	$24,320
(Income) loss from consolidated entities attributable to noncontrolling interest	(2,940)	(1,816)	—	—	—	—	—	—	—	—	—	—	(4,756)	1,651	(3,105)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,899)	(1,899)
Net income (loss) attributable to the Company	8,294	5,067	1,766	1,942	7,511	4,434	6,649	10,091	28,725	11,288	2,661	3,019	91,447	(72,131)	19,316
Non-property adjustments (2)	—	—	—	—	—	—	—	—	(26,359)	—	43	—	(26,316)	26,316	—
Interest income	(1)	(1)	—	—	—	(3)	(2)	(15)	—	(10)	(3)	—	(35)	(132)	(167)
Interest expense	—	—	2,261	—	—	1,977	—	—	—	—	2,319	—	6,557	31,155	37,712
Amortization of loan costs	—	—	119	—	—	31	—	—	—	—	504	—	654	2,515	3,169
Depreciation and amortization	6,269	6,008	4,152	2,398	2,703	5,853	4,324	2,676	834	3,803	3,147	3,730	45,897	—	45,897
Income tax expense (benefit)	29	(121)	—	—	—	18	—	—	—	—	(16)	—	(90)	1,664	1,574
Non-Hotel EBITDA ownership expense (income)	(109)	153	102	689	15	247	50	38	(36)	34	158	28	1,369	(1,369)	—
(Income) loss from consolidated entities attributable to noncontrolling interest	2,940	1,816	—	—	—	—	—	—	—	—	—	—	4,756	(4,756)	—
EBITDA including amounts attributable to consolidated noncontrolling interest	17,422	12,922	8,400	5,029	10,229	12,557	11,021	12,790	3,164	15,115	8,813	6,777	124,239	(16,738)	107,501
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(1,415)	(1,415)	—	—	—	—	—	—	—	—	—	—	(2,830)	(1,662)	(4,492)
(Income) loss from consolidated entities attributable to noncontrolling interest	(2,940)	(1,816)	—	—	—	—	—	—	—	—	—	—	(4,756)	4,756	—
Net income (loss) attributable to redeemable noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	1,899	1,899
EBITDA attributable to the Company and OP unitholders	$13,067	$9,691	$8,400	$5,029	$10,229	$12,557	$11,021	$12,790	$3,164	$15,115	$8,813	$6,777	$116,653	$(11,745)	$104,908

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis for the year ended December 31, 2015. The Bardessono Hotel is included from July 9, 2015, through December 31, 2015, and the Ritz-Carlton St. Thomas is included from December 15, 2015, through December 31, 2015 (in thousands) (unaudited):

	Year Ended December 31, 2015
	The Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Philadelphia Courtyard Downtown	Plano Marriott Legacy Town Center	San Francisco Courtyard Downtown	Seattle Courtyard Downtown	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss)	$8,222	$6,684	$(714)	$1,358	$7,124	$4,691	$6,854	$11,415	$4,453	$10,441	$1,032	$2,820	$64,380	$(69,071)	$(4,691)
(Income) loss from consolidated entities attributable to noncontrolling interest	(2,173)	(1,766)	—	—	—	—	—	—	—	—	—	—	(3,939)	1,525	(2,414)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	393	393
Net income (loss) attributable to the Company	6,049	4,918	(714)	1,358	7,124	4,691	6,854	11,415	4,453	10,441	1,032	2,820	60,441	(67,153)	(6,712)
Non-property adjustments(2)	(19)	(1)	(1)	1	—	—	—	1	(1)	(2)	4	1	(17)	17	—
Interest income	(1)	(2)	—	—	—	(2)	(1)	(13)	—	(7)	—	(2)	(28)	(6)	(34)
Interest expense	—	—	2,022	—	—	2,013	—	—	—	—	104	—	4,139	31,115	35,254
Amortization of loan costs	—	—	698	—	—	32	—	—	—	—	10	—	740	1,835	2,575
Depreciation and amortization	6,524	5,819	6,296	1,177	2,629	5,761	4,109	2,278	2,091	4,004	114	3,022	43,824	—	43,824
Income tax expense (benefit)	69	(25)	—	—	—	16	—	—	—	—	37	—	97	166	263
Non-Hotel EBITDA ownership expense (income)	502	45	59	364	(23)	14	126	14	(140)	226	188	(41)	1,334	(1,334)	—
(Income) loss from consolidated entities attributable to noncontrolling interest	2,173	1,766	—	—	—	—	—	—	—	—	—	—	3,939	(3,939)	—
EBITDA including amounts attributable to consolidated noncontrolling interest	15,297	12,520	8,360	2,900	9,730	12,525	11,088	13,695	6,403	14,662	1,489	5,800	114,469	(39,299)	75,170
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(1,650)	(1,365)	—	—	—	—	—	—	—	—	—	—	(3,015)	(1,379)	(4,394)
(Income) loss from consolidated entities attributable to noncontrolling interest	(2,173)	(1,766)	—	—	—	—	—	—	—	—	—	—	(3,939)	3,939	—
Net income (loss) attributable to redeemable noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	(393)	(393)
EBITDA attributable to the Company and OP unitholders	$11,474	$9,389	$8,360	$2,900	$9,730	$12,525	$11,088	$13,695	$6,403	$14,662	$1,489	$5,800	$107,515	$(37,132)	$70,383

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis for the year ended December 31, 2014. The Chicago Sofitel Magnificent Mile is included from February 24, 2014, through December 31, 2014, and the Pier House Resort is included from March 1, 2014, through December 1, 2014 (in thousands) (unaudited):

	Year Ended December 31, 2014
	The Capital Hilton Washington D.C.	Hilton La Jolla Torrey Pines	Courtyard San Francisco Downtown	Courtyard Seattle Downtown	Marriott Plano Legacy Town Center	Seattle Marriott Waterfront	Renaissance Tampa International Plaza	Courtyard Philadelphia Downtown	Chicago Sofitel Magnificent Mile	Pier House Resort	Hotel Total	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss)	$6,855	$4,454	$10,857	$4,138	$5,828	$9,092	$3,398	$3,489	$3,877	$4,682	$56,670	$(53,132)	$3,538
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,819)	(1,207)	—	—	—	—	—	—	—	—	(3,026)	1,923	(1,103)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	—	—	—	—	—	—	—	—	—	—	—	(496)	(496)
Net income (loss) attributable to the Company	5,036	3,247	10,857	4,138	5,828	9,092	3,398	3,489	3,877	4,682	53,644	(51,705)	1,939
Non-property adjustments (2)	(11)	(1)	—	(11)	—	—	—	—	—	—	(23)	23	—
Interest income	1	(2)	(8)	(1)	(3)	(6)	(3)	(1)	—	—	(23)	(3)	(26)
Interest expense	—	—	—	—	—	—	—	2,041	1,696	—	3,737	33,466	37,203
Amortization of loan costs	—	—	—	—	—	—	—	32	564	—	596	1,232	1,828
Depreciation and amortization	7,592	5,976	2,196	1,957	3,934	3,895	2,249	5,705	5,182	1,999	40,685	1	40,686
Income tax expense (benefit)	51	483	—	—	—	—	—	15	—	—	549	548	1,097
Non-Hotel EBITDA ownership expense	695	32	20	126	117	35	5	31	15	20	1,096	(1,096)	—
(Income) loss from consolidated entities attributable to noncontrolling interest	1,819	1,207	—	—	—	—	—	—	—	—	3,026	(3,026)	—
EBITDA including amounts attributable to consolidated noncontrolling interest	15,183	10,942	13,065	6,209	9,876	13,016	5,649	11,312	11,334	6,701	103,287	(20,560)	82,727
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	25	(193)	—	—	—	—	—	—	—	—	(168)	(4,868)	(5,036)
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,819)	(1,207)	—	—	—	—	—	—	—	—	(3,026)	3,026	—
Net income (loss) attributable to redeemable noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	—	—	496	496
EBITDA attributable to the Company and OP unitholders	$13,389	$9,542	$13,065	$6,209	$9,876	$13,016	$5,649	$11,312	$11,334	$6,701	$100,093	$(21,906)	$78,187
__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as corporate taxes, insurance and legal expenses.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, legal, advisory and settlement costs, (gain) loss on insurance settlements, transaction costs, write-off of loan costs and exit fees and non-cash items such as unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, other (income) expense, compensation adjustment related to modified employment terms, non-employee stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO. The Chicago Sofitel Magnificent Mile is included from February 24, 2014 through December 31, 2016, the Pier House Resort is included from March 1, 2014 through December 31, 2016, the Bardessono Hotel is included from July 9, 2015 through December 31, 2016, the Ritz-Carlton St. Thomas is included from December 15, 2015 through December 31, 2016 and the Seattle Courtyard Downtown is included from January 1, 2014 through June 30, 2016 (in thousands) (unaudited):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$24,320	$(4,691)	$3,538
Income from consolidated entities attributable to noncontrolling interest	(3,105)	(2,414)	(1,103)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,899)	393	(496)
Preferred dividends	(3,860)	(1,986)	—
Net income (loss) attributable to common stockholders	15,456	(8,698)	1,939
Depreciation and amortization on real estate(1)	43,054	40,950	37,493
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,899	(393)	496
(Gain) loss on sale of hotel property	(26,359)	—	—
FFO available to common stockholders and OP unitholders	34,050	31,859	39,928
Preferred dividends	3,860	1,986	—
Unrealized (gain) loss on investment in Ashford Inc.	1,970	7,609	—
Unrealized (gain) loss on derivatives (1)	(427)	3,248	111
Other (income) expense	165	(1,233)	—
Transaction costs	457	633	1,871
Compensation adjustment related to modified employment terms	—	—	573
Non-cash, non-employee stock/unit-based compensation	4,156	3,846	1,778
(Gain) loss on insurance settlements	—	(21)	(23)
Legal, advisory and settlement costs	11,194	973	—
Write-off of loan costs and exit fees	2,595	54	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	2,587	2,927	—
AFFO available to the Company and OP unitholders	$60,607	$51,881	$44,238
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2016	2015	2014
Depreciation and amortization on real estate	$(2,843)	$(2,874)	$(3,193)
Unrealized gain (loss) on derivatives	(2)	(4)	—

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
At December 31, 2016, our total indebtedness of $767.0 million included $424.8 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2016, would be approximately $1.1 million per year. Interest rate changes will have no impact on the remaining $342.2 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2016, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
In July 2015, we entered into two interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively. Our total exposure is capped at our initial upfront costs of $3.5 million.
We have purchased options on Eurodollar futures, excluding those that have matured, to hedge our cash flow risk for total costs of $310,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Hospitality Prime, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Ashford Hospitality Prime, Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ashford Hospitality Prime, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Dallas, Texas
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ashford Hospitality Prime, Inc. and subsidiaries
We have audited the accompanying consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Ashford Hospitality Prime, Inc. and subsidiaries (the Company) for the year ended December 31, 2014. Our audit also included the financial statement schedule listed in the index at Item 15(a) as it relates to information included therein as of and for the year ended December 31, 2014. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Ashford Hospitality Prime, Inc. and subsidiaries’ operations and cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as it relates to information included therein as of and for the year ended December 31, 2014, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Ernst & Young LLP
Dallas, Texas
March 16, 2015

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Investments in hotel properties, net	$1,014,532	$1,091,479
Cash and cash equivalents	126,790	105,039
Restricted cash	37,855	33,135
Accounts receivable, net of allowance of $96 and $68, respectively	18,194	13,370
Inventories	1,479	1,451
Note receivable	8,098	8,098
Deferred costs, net	1,020	755
Prepaid expenses	3,669	3,132
Investment in unconsolidated entity	—	48,365
Investment in Ashford Inc., at fair value	8,407	10,377
Derivative assets	1,149	753
Other assets	2,249	2,543
Intangible assets, net	22,846	23,160
Due from Ashford Trust OP, net	488	—
Due from AQUA U.S. Fund	2,289	—
Due from related party, net	377	371
Due from third-party hotel managers	7,555	10,722
Total assets	$1,256,997	$1,352,750
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$764,616	$835,592
Accounts payable and accrued expenses	44,791	43,568
Dividends and distributions payable	5,038	3,439
Unfavorable management contract liabilities	—	158
Due to Ashford Trust OP, net	—	528
Due to Ashford Inc.	5,085	6,369
Due to affiliate	2,500	—
Due to third-party hotel managers	973	1,158
Intangible liability, net	3,625	3,682
Other liabilities	1,432	1,181
Total liabilities	828,060	895,675
Commitments and contingencies (note 13)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 2,890,850 and 2,600,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	65,960	62,248
Redeemable noncontrolling interests in operating partnership	59,544	61,781
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 26,021,552 and 28,471,775 shares issued and outstanding at December 31, 2016 and 2015, respectively	260	285
Additional paid-in capital	401,790	438,347
Accumulated deficit	(93,254)	(99,773)
Total stockholders’ equity of the Company	308,796	338,859
Noncontrolling interest in consolidated entity	(5,363)	(5,813)
Total equity	303,433	333,046
Total liabilities and equity	$1,256,997	$1,352,750
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Rooms	$287,844	$255,443	$226,495
Food and beverage	95,618	79,894	67,854
Other	22,267	14,061	12,844
Total hotel revenue	405,729	349,398	307,193
Other	128	147	115
Total revenue	405,857	349,545	307,308
EXPENSES
Hotel operating expenses:
Rooms	65,541	56,341	51,636
Food and beverage	68,471	53,535	44,297
Other expenses	113,114	93,742	80,593
Management fees	15,456	14,049	12,525
Total hotel expenses	262,582	217,667	189,051
Property taxes, insurance and other	20,539	18,517	16,174
Depreciation and amortization	45,897	43,824	40,686
Advisory services fee	14,955	17,889	12,534
Transaction costs	457	538	1,871
Corporate general and administrative	14,286	5,134	3,242
Total expenses	358,716	303,569	263,558
OPERATING INCOME (LOSS)	47,141	45,976	43,750
Equity in earnings (loss) of unconsolidated entity	(2,587)	(2,927)	—
Interest income	167	34	27
Gain (loss) on sale of hotel property	26,359	—	—
Other income (expense)	(165)	1,233	—
Interest expense and amortization of loan costs	(40,881)	(37,829)	(39,031)
Write-off of loan costs and exit fees	(2,595)	(54)	—
Unrealized gain (loss) on investment in Ashford Inc.	(1,970)	(7,609)	—
Unrealized gain (loss) on derivatives	425	(3,252)	(111)
INCOME (LOSS) BEFORE INCOME TAXES	25,894	(4,428)	4,635
Income tax (expense) benefit	(1,574)	(263)	(1,097)
NET INCOME (LOSS)	24,320	(4,691)	3,538
(Income) loss from consolidated entities attributable to noncontrolling interests	(3,105)	(2,414)	(1,103)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,899)	393	(496)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$19,316	$(6,712)	$1,939
Preferred dividends	(3,860)	(1,986)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,456	$(8,698)	$1,939
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.57	$(0.34)	$0.08
Weighted average common shares outstanding – basic	$26,648	$25,888	$24,473
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.55	$(0.34)	$0.07
Weighted average common shares outstanding – diluted	$31,195	$25,888	33,325
Dividends declared per common share	$0.46	$0.35	$0.20
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
NET INCOME (LOSS)	$24,320	$(4,691)	$3,538
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	24,320	(4,691)	3,538
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(3,105)	(2,414)	(1,103)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,899)	393	(496)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$19,316	$(6,712)	$1,939
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amount
Balance at January 1, 2014	16,129	$161	$246,928	$(101,062)	$(2,626)	$143,401	$159,726
Purchase of common stock	(928)	(9)	(14,315)	(1,784)	—	(16,108)	—
Equity-based compensation	—	—	413	—	—	413	1,938
Issuance of common stock	9,200	92	143,843	—	—	143,935	—
Issuance of restricted shares/units	64	1	—	—	—	1	18
Forfeiture of restricted common shares	(1)	—	—	(22)	—	(22)	—
Dividends declared – common stock	—	—	—	(5,031)	—	(5,031)	—
Distributions to noncontrolling interests	—	—	—	—	(2,938)	(2,938)	(1,799)
Redemption of operating partnership units	—	—	—	—	—	—	(3,074)
Net income (loss)	—	—	—	1,939	1,103	3,042	496
Redemption value adjustment	—	—	—	7,750	—	7,750	(7,750)
Balance at December 31, 2014	24,464	$245	$376,869	$(98,210)	$(4,461)	$274,443	$149,555
Purchase of common stock	(479)	(4)	(7,336)	(876)	—	(8,216)	—
Equity-based compensation	—	—	2,416	—	—	2,416	1,431
Issuance of common stock	200	2	3,102	—	—	3,104	—
Issuance of restricted shares/units	44	—	—	—	—	—	—
Forfeiture of restricted common shares	(2)	—	(5)	(5)	—	(10)	—
Dividends declared – common stock	—	—	—	(9,428)	—	(9,428)	—
Dividends declared – preferred stock	—	—	—	(1,986)	—	(1,986)	—
Distributions to noncontrolling interests	—	—	—	—	(3,766)	(3,766)	(2,170)
Redemption/conversion of operating partnership units	4,245	42	63,301	—	—	63,343	(69,198)
Net income (loss)	—	—	—	(6,712)	2,414	(4,298)	(393)
Redemption value adjustment	—	—	—	17,444	—	17,444	(17,444)
Balance at December 31, 2015	28,472	$285	$438,347	$(99,773)	$(5,813)	$333,046	$61,781
Purchase of common stock	(2,893)	(29)	(39,199)	—	—	(39,228)	—
Equity-based compensation	—	—	721	—	—	721	3,435
Issuance of restricted shares/units	309	3	(3)	—	—	—	35
Forfeiture of restricted common shares	(3)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(12,287)	—	(12,287)	—
Dividends declared – preferred stock	—	—	—	(3,860)	—	(3,860)	—
Distributions to noncontrolling interests	—	—	—	—	(2,655)	(2,655)	(2,331)
Redemption/conversion of operating partnership units	137	1	1,924	(341)	—	1,584	(1,584)
Net income (loss)	—	—	—	19,316	3,105	22,421	1,899
Redemption value adjustment	—	—	—	3,691	—	3,691	(3,691)
Balance at December 31, 2016	26,022	$260	$401,790	$(93,254)	$(5,363)	$303,433	$59,544
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,320	$(4,691)	$3,538
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	45,897	43,824	40,686
Equity-based compensation	4,156	3,847	2,351
Bad debt expense	217	117	151
Amortization of loan costs	3,169	2,575	1,828
Write-off of loan costs and exit fees	2,595	54	—
Amortization of intangibles	107	(106)	(214)
(Gain) loss on sale of hotel property	(26,359)	—	—
Realized and unrealized (gain) loss on derivatives	(269)	3,252	111
Realized (gain) loss on marketable securities	—	(1,068)	—
Unrealized (gain) loss on investment in Ashford Inc.	1,970	7,609	—
Purchases of trading securities	—	(105,878)	—
Sales of trading securities	—	55,654	—
Equity in (earnings) loss of unconsolidated entity	2,587	2,927	—
Deferred tax expense (benefit)	1,089	(1,093)	—
Payments for derivatives	(114)	(3,853)	—
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and disposition:
Restricted cash	(2,307)	418	(1,291)
Accounts receivable and inventories	(5,617)	1,923	(3,433)
Prepaid expenses and other assets	(933)	(338)	19
Accounts payable and accrued expenses	3,277	5,416	4,360
Due to/from related party, net	(27)	191	(497)
Due to affiliate	2,500	—	—
Due to/from third-party hotel managers	2,882	(5,014)	13,281
Due to/from Ashford Trust OP, net	(1,016)	(119)	(8,794)
Due from Ashford Inc.	(1,284)	3,823	2,546
Other liabilities	251	(80)	212
Net cash provided by (used in) operating activities	57,091	9,390	54,854
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	691	24	125
Net proceeds from sale of hotel property	82,732	—	—
Proceeds from sale of furniture, fixtures and equipment	—	206	—
Proceeds from liquidation of AQUA U.S. Fund	43,489	—	—
Acquisition of hotel properties, net of cash acquired	—	(144,102)	(172,112)
Investment in Ashford Inc.	—	(16,623)	—
Change in restricted cash related to improvements and additions to hotel properties	(3,204)	(3,437)	(19,742)
Improvements and additions to hotel properties	(23,423)	(19,322)	(21,034)
Net cash provided by (used in) investing activities	100,285	(183,254)	(212,763)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	—	152,000	82,299
Repayments of indebtedness	(73,268)	(76,998)	(8,180)
Payments of loan costs and exit fees	(4,062)	(3,317)	(4,357)
Payments for derivatives	(13)	(117)	(126)
Purchase of common stock	(39,228)	(8,876)	(15,448)
Payments for spin-off costs	—	—	(1,091)
Payments for dividends and distributions	(16,879)	(11,819)	(6,402)
Issuance of preferred stock	4,211	62,290	—
Issuance of common stock	—	3,104	143,935

	Year Ended December 31,
	2016	2015	2014
Issuance of restricted shares/units	—	—	19
Forfeiture of restricted shares/units	—	(10)	(22)
Redemption of operating partnership units	—	(5,855)	(3,074)
Distributions to a noncontrolling interest in a consolidated entity	(6,421)	(2,938)	(1,981)
Other	35	—	—
Net cash provided by (used in) financing activities	(135,625)	107,464	185,572
Net change in cash and cash equivalents	21,751	(66,400)	27,663
Cash and cash equivalents at beginning of year	105,039	171,439	143,776
Cash and cash equivalents at end of year	$126,790	$105,039	$171,439
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$37,800	$34,687	$36,983
Income taxes paid	380	2,145	874
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Investment in unconsolidated entity	$—	$51,292	$—
Net other assets and liabilities acquired	—	—	(1,473)
Assumption of debt	—	—	69,000
Dividends and distributions declared but not paid	5,038	3,439	1,674
Common stock purchases accrued but not paid	—	—	660
Capital expenditures accrued but not paid	1,574	549	140
Non-cash consideration from sale of property, plant and equipment	—	1,363	—
Investment in Ashford Inc.	—	1,363	—
Receivable related to liquidation of AQUA U.S. Fund	2,289	—	—
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	—	3,766	2,938
Accrued preferred stock offering expenses	—	42	—
Non-cash preferred stock offering expense	479	—	—
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its consolidated financial statements.
We are advised by Ashford LLC through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from, and remains an affiliate of, Ashford Trust. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of December 31, 2016, Remington Lodging, which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed two of our eleven hotel properties. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. On June 22, 2016 and on September 22, 2016, Ashford Inc. amended the agreement extending the date with respect to which Ashford Inc. and Remington Lodging have the right to terminate the agreement if the acquisition is not consummated prior to April 7, 2017. The acquisition is subject to the satisfaction of various conditions, and if completed, will not impact our management agreements with Remington Lodging.
The accompanying consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of December 31, 2016, own and operate eleven hotel properties in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes nine wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotel properties represent 3,702 total rooms, or 3,467 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of December 31, 2016, ten of our eleven hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property located in the U.S. Virgin Islands is owned by our USVI TRS. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations. As of December 31, 2016, eight of the eleven hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
Ashford Prime OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Ashford Prime OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Ashford Prime OP General Partner LLC, its general partner. As such, we consolidate Ashford Prime OP.
The following items affect reporting comparability of our historical consolidated financial statements:

•
On February 24, 2014, we acquired the Chicago Sofitel Magnificent Mile, and on March 1, 2014, we acquired the Pier House Resort. The operating results of these hotel properties are included in our results of operations as of their respective acquisition dates.

•
On July 9, 2015, we acquired the Bardessono Hotel, and on December 15, 2015, we acquired the Ritz-Carlton St. Thomas, USVI (“Ritz-Carlton St. Thomas”). The operating results of these hotel properties are included in our results of operations as of their acquisition dates.

•	On July 1, 2016, we sold the Courtyard Seattle Downtown.
Use of Estimates—The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand or held in banks and short-term investments with an initial maturity of three months or less at the date of purchase.
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 5% of property revenue for certain hotel properties, as required by certain management or mortgage debt agreement restrictions and provisions. For purposes of the statements of cash flows, changes in restricted cash caused by using such funds for debt service, real estate taxes, and insurance are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures, and equipment replacements are included in cash flows from investing activities.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. For the years ended December 31, 2016, 2015 and 2014, we have not recorded any impairment charges.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Unconsolidated Entity and Ashford Inc.—We held an investment in an unconsolidated entity, in which we had an ownership interest of 45.3% that was accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We liquidated our investment in April 2016. We review the investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in loss in unconsolidated entity. No such impairment was recorded in the years ended December 31, 2016 and 2015. We also hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $8.4 million at December 31, 2016. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Our investments in certain unconsolidated entities are considered to be variable interests in the underlying entities. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIEs activities that most significantly impact the VIEs economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entities’ activities and operations, we are not considered to be the primary beneficiary of these entities on an ongoing basis, and therefore such entities should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
Deferred Costs, net—Debt issuance costs are reflected as a direct reduction to the related debt obligation. Additionally, debt issuance costs associated with our secured revolving credit facility are presented as an asset on our consolidated balance sheets. Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.
Intangible Assets and Intangible Liabilities—Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition. These assets and liabilities are amortized using the straight-line method over the remaining terms of the respective lease contracts. See note 8.
Derivative Instruments—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include interest rate caps and floors. These derivatives are subject to master netting settlement arrangements. Accordingly, we report derivatives with the same counterparty net on the consolidated balance sheets. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives and options on futures contracts are reported as “derivative assets” in the consolidated balance sheets. Changes in fair value of interest rate derivatives and future are recognized in earnings as “unrealized loss on derivatives” in the consolidated statements of operations.
Due to/from Related Party, net—Due to/from related party, net, represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to/from Ashford Trust OP, net—Due to/from Ashford Trust OP, net, represents payables and receivables related to certain expenses. These receivables and payables are generally settled within a period not exceeding one year.
Due to Ashford Inc.—Due to Ashford Inc. represents payables related to the advisory services fee, including reimbursable expenses. These payables are generally settled within a period not exceeding one year.
Due to/from Third-Party Hotel Managers—Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, real estate taxes, and other items, as well as current receivables and payables resulting from transactions with other third-party managers related to hotel management.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of the consolidated balance sheets as these redeemable operating partnership units do not meet the requirements for permanent equity classification prescribed by the authoritative accounting guidance because these redeemable operating partnership units may be redeemed by the holder for cash or registered shares in certain cases outside of the Company’s control. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.
The noncontrolling interest in a consolidated entity represents an ownership interest of 25% in two hotel properties at December 31, 2016 and 2015, and is reported in equity in the consolidated balance sheets.
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
Other Expenses—Other expenses include telephone charges, guest laundry, valet parking, hotel-level general and administrative expenses, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2016, 2015 and 2014, we incurred advertising costs of $3.1 million, $2.3 million and $1.9 million, respectively. Advertising costs are included in “Other expenses” in the consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “advisory services fee” and “management fees,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“LTIP”) units granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant and included in “corporate general and administrative” expense in the consolidated statements of operations.
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
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Prime TRS and our USVI TRS are treated as taxable REIT subsidiaries for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to our TRSs using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions.
The entities that own ten of our eleven hotel properties are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the eleven hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime. The entities that operate the two hotel properties owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries of Ashford Trust in April 2007, when the partnership was acquired by Ashford Trust. As a result of Ashford Trust’s distribution of its remaining common units of Ashford Prime OP and shares of common stock of Ashford Prime on July 27, 2015, the Prime TRSs revoked their elections to be taxable REIT subsidiaries of Ashford Trust effective July 29, 2015. The Prime TRSs remain taxable REIT subsidiaries of Ashford Prime.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2012 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
Income (Loss) Per Share—Basic income (loss) per common share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period using the two-class method prescribed by applicable authoritative accounting guidance. Diluted income (loss) per common share is calculated using the two-class method, or the treasury stock method, if more dilutive. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, whereby such exercise or conversion would result in lower income per share.
Recently Adopted Accounting Standards—In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management's responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU 2014-15 also requires certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). The ASU amends the consolidation guidance for VIEs and general partners’ investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We have adopted this standard effective January 1, 2016, and the adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the initial stages of evaluating the effect of the standard on our consolidated financial statements, including as it pertains to accounting for real estate sales, and continue to evaluate the available transition methods. However, we have not yet selected a transition method. Based on our initial and ongoing assessment of ASU 2014-09, we do not currently believe there will be a material impact to the amount or timing of revenue recognition for rooms revenue, food and beverage revenue and other hotel revenue.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of AFS debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in note 13. We have not yet selected a transition method.
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
In November 2016 the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact that ASU 2016-18 will have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business" (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for annual reporting beginning after December 15, 2017. Early adoption is permitted. While we are currently evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31,
	2016	2015
Land	$210,696	$227,620
Buildings and improvements	972,412	1,017,086
Furniture, fixtures and equipment	70,922	68,529
Construction in progress	4,382	2,386
Total cost	1,258,412	1,315,621
Accumulated depreciation	(243,880)	(224,142)
Investments in hotel properties, net	$1,014,532	$1,091,479
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $1.0 billion and $1.1 billion as of December 31, 2016 and 2015, respectively.
For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $45.7 million, $43.6 million and $40.5 million, respectively.
Final Purchase Price Allocation
Ritz-Carlton St. Thomas
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton St. Thomas in St. Thomas, U.S. Virgin Islands for total consideration of $64.0 million. Subsequent to the close of the transaction, we completed the financing of a $42.0 million mortgage loan. See note 9. We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was prepared with the assistance of a third-party appraisal firm during the three months ended March 31, 2016. The final purchase price allocation resulted in adjustments to land, buildings and improvements and furniture, fixtures and equipment, which resulted in a $25,000 increase in depreciation expense for the three months ended March 31, 2016. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

	Preliminary Allocations as of December 31, 2015	Adjustments	Final Allocations as of March 31, 2016
Land	$25,264	$269	$25,533
Buildings and improvements	34,853	(3,100)	31,753
Furniture, fixtures, and equipment	3,883	2,831	6,714
	$64,000	$—	$64,000
4. Hotel Disposition
On July 1, 2016, the Company sold the Courtyard Seattle Downtown for $84.5 million in cash. The sale resulted in a gain of $26.4 million for the year ended December 31, 2016 and is included in “gain on sale of hotel property” in the consolidated statements of operations. Since the sale of the hotel property does not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We included the results of operations for these assets through the date of disposition in net income (loss) as shown in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively. The following table includes the condensed financial information from this hotel property (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total hotel revenue	$7,995	$16,259	$15,339
Total hotel operating expenses	(4,463)	(9,089)	(8,749)
Operating income (loss)	3,532	7,170	6,590
Property taxes, insurance and other	(333)	(627)	(496)
Depreciation and amortization	(834)	(2,091)	(1,957)
Gain (loss) on sale of hotel property	26,359	—	—
Interest expense and amortization of loan costs	(1,709)	(3,503)	(3,551)
Income before income taxes	27,015	949	586
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,972)	(121)	(152)
Income (loss) before income taxes attributable to the Company	$24,043	$828	$434
5. Note Receivable
As of December 31, 2016 and 2015, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 9.
6. Investment in Unconsolidated Entity
Ashford Inc.
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
Separately, on September 14, 2015, we received 19,897 shares of Ashford Inc. common stock from Ashford Inc. as part of our acquisition of the Bardessono Hotel. As of December 31, 2016 and 2015, we held approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $8.4 million and $10.4 million, respectively. See notes 11 and 12.
We have elected to use the fair value option, under the applicable accounting guidance, to account for our investment in Ashford Inc. as the fair value is readily available since Ashford Inc. common stock is traded on a national exchange. The fair value of our investment in Ashford Inc. is included in “investment in Ashford Inc., at fair value” on our consolidated balance sheets, and changes in market value are included in “unrealized loss on investment in Ashford Inc.” on our consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed balance sheets as of December 31, 2016 and 2015, and the condensed statements of operations for the years ended December 31, 2016 and 2015, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Total assets	$129,797	$166,991
Total liabilities	38,168	30,115
Redeemable noncontrolling interests	1,480	240
Total stockholders’ equity of Ashford Inc.	37,377	32,165
Noncontrolling interests in consolidated entities	52,772	104,471
Total equity	90,149	136,636
Total liabilities and equity	$129,797	$166,991
Our investment in Ashford Inc., at fair value	$8,407	$10,377
Ashford Inc.
Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015
Total revenue	$67,607	$58,981
Total operating expenses	(70,064)	(60,332)
Operating loss	(2,457)	(1,351)
Realized and unrealized gain (loss) on investment in unconsolidated entity	(1,460)	(2,141)
Realized and unrealized gain (loss) on investments	(7,787)	(7,600)
Other	81	1,114
Income tax (expense) benefit	(780)	(2,066)
Net income (loss)	(12,403)	(12,044)
(Income) loss from consolidated entities attributable to noncontrolling interests	8,860	10,852
Net (income) loss attributable to redeemable noncontrolling interests	1,147	2
Net gain (loss) attributable to Ashford Inc.	$(2,396)	$(1,190)
Our unrealized gain (loss) on investment in Ashford Inc.	$(1,970)	$(7,609)
AQUA U.S. Fund
In June 2015, for consideration of certain marketable securities, we obtained a 45.3% ownership interest in the AQUA U.S. Fund, previously named the REHE Fund. The AQUA U.S. Fund is managed by Ashford Investment Management, LLC (“AIM”), an indirect subsidiary of Ashford Inc. As of and for the years ended December 31, 2016 and 2015, the AQUA U.S. Fund was consolidated by Ashford Inc. The AQUA U.S. Fund invests substantially all of its assets in the Ashford Quantitative Alternatives Master Fund, LP (the “Master Fund”), previously named the AIM Real Estate Hedged Equity Master Fund, LP, and as a consequence of our investment in the AQUA U.S. Fund, we obtained an indirect interest in the Master Fund. Our maximum exposure of loss was limited to our investment in the AQUA U.S. Fund.
During the second quarter of 2016, we liquidated our investment in the AQUA U.S. Fund subject to a 5% hold back which is expected to be paid upon completion of the audit of the AQUA U.S. Fund’s financial statements, or sooner at the general partner’s discretion. As of December 31, 2016, we held a receivable from the AQUA U.S. Fund of $2.3 million, included in Due from AQUA U.S. Fund on our consolidated balance sheet.
The Master Fund generally invests in publicly traded equity securities and put and call options on publicly traded equity securities. The AQUA U.S. Fund records its investment in the Master Fund at its proportionate share of net assets. Income (loss)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and distributions are allocated to the AQUA U.S. Fund’s partners based on their ownership percentage of the AQUA U.S. Fund. Our equity in loss in the AQUA U.S. Fund represented our share of the AQUA U.S. Fund’s loss for the four months ended April 30, 2016 and year ended December 31, 2015. We were not obligated to pay any portion of the management fee or the performance allocation in favor of the AQUA U.S. Fund’s investment manager and general partner, respectively, but did share pro-rata in all other applicable expenses of the AQUA U.S. Fund. As of December 31, 2015, we owned an approximate 45.3% ownership interest in the AQUA U.S. Fund.
The following tables summarize the condensed balance sheet as of December 31, 2015, and the condensed statements of operations for the four months ended April 30, 2016 and year ended December 31, 2015, of the AQUA U.S. Fund (in thousands):
Ashford Quantitative Alternative (U.S.) Fund, LP
Condensed Balance Sheet

December 31, 2015
Total assets	$106,792
Partners’ capital	106,792
Total liabilities and partners’ capital	$106,792
Our ownership interest in the AQUA U.S. Fund	$48,365
Ashford Quantitative Alternative (U.S.) Fund, LP
Condensed Statements of Operations

	Four Months Ended	Year Ended
	April 30, 2016	December 31, 2015
Total investment income	$21	$1,266
Net expenses	(208)	(273)
Net investment income (loss)	(187)	993
Net unrealized gain (loss) on investments	2,249	(2,308)
Net realized gain (loss) on investments	(7,777)	(5,103)
Net gain (loss) attributable to the AQUA U.S. Fund	$(5,715)	$(6,418)
Our equity in earnings (loss) of the AQUA U.S. Fund	$(2,587)	$(2,927)
7. Deferred Costs, net
Deferred costs, net consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred loan costs	$1,074	$2,122
Accumulated amortization	(54)	(1,367)
Deferred costs, net	$1,020	$755

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Intangible Assets, net and Intangible Liability, net
Intangible assets, net and intangible liability, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liability, net
	December 31,		December 31,
	2016	2015	2016	2015
Cost	$24,050	$24,050	$4,179	$4,179
Accumulated amortization	(1,204)	(890)	(554)	(497)
	$22,846	$23,160	$3,625	$3,682
Intangible assets represents favorable market-rate leases which relate to the acquisitions of the Hilton La Jolla Torrey Pines hotel in La Jolla, CA and the Bardessono Hotel in Yountville, CA, which are being amortized over the lease terms with expiration dates of 2043 and 2105, respectively. The intangible liability represents an unfavorable market-rate lease which relates to the acquisition of the Renaissance Tampa International Plaza in Tampa, FL, which is being amortized over the remaining initial lease term that expires in 2080.
For the years ended December 31, 2016, 2015 and 2014, amortization related to intangible assets was $314,000, $199,000 and $89,000, respectively, and amortization related to the intangible liability was $57,000, $57,000 and $56,000, respectively.
Estimated future amortization expense for intangible assets and intangible liabilities for each of the next five years is as follows (in thousands):

	Intangible Assets	Intangible Liabilities
2017	$296	$57
2018	296	57
2019	296	57
2020	296	57
2021	296	57
Thereafter	21,366	3,340
Total	$22,846	$3,625

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Indebtedness, net
Indebtedness and the carrying values of related collateral were as follows (in thousands):

				December 31, 2016		December 31, 2015
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Secured revolving credit facility(3)	None	November 2019	Base Rate(2) + 1.25% to 2.50% or LIBOR(1) +2.25% to 3.50%	$—	$—	$—	$—
Mortgage loan(4)	1 hotel	March 2017	LIBOR(1) +2.30%	80,000	139,560	80,000	142,656
Mortgage loan(5)	1 hotel	March 2017	LIBOR(1) +2.25%	70,000	88,923	70,000	90,957
Mortgage loan(6) (10)	1 hotel	April 2017	5.91%	32,879	89,443	33,381	93,856
Mortgage loan(7) (10)	1 hotel	April 2017	5.95%	55,915	84,492	122,374	136,812
Mortgage loan (10)	3 hotels	April 2017	5.95%	245,307	257,465	249,020	262,411
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	40,000	59,521	40,000	61,329
Mortgage loan(5)	1 hotel	December 2017	LIBOR(1) + 4.95%	42,000	63,306	42,000	63,886
TIF loan(6) (8)	1 hotel	June 2018	12.85%	8,098	—	8,098	—
Mortgage loan(9)	2 hotels	November 2019	LIBOR(1) +2.65%	192,765	231,822	195,359	239,572
				766,964	1,014,532	840,232	1,091,479
Deferred loan costs, net				(2,348)	—	(4,640)	—
Indebtedness, net				$764,616	$1,014,532	$835,592	$1,091,479
__________________

(1)	LIBOR rates were 0.772% and 0.430% at December 31, 2016 and 2015, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR +1.0%.

(3)
Our borrowing capacity under our secured revolving credit facility is $100.0 million. We have an option, subject to lender approval, to further increase the borrowing capacity to an aggregate of $250.0 million. We may use up to $15.0 million for standby letters of credit. The secured revolving credit facility has two one-year extension options subject to advance notice, satisfaction of certain conditions and a 0.25% extension fee.

(4)	This loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in March 2016.

(5)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

(6)	These loans are collateralized by the same property.

(7)	Approximately $65 million of the mortgage loan was repaid upon the sale of Courtyard Seattle Downtown which occurred on July 1, 2016.

(8)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See note 5.

(9)	This loan has two one-year extension options, subject to satisfaction of certain conditions.

(10)	This loan was refinanced subsequent to December 31, 2016. See note 24.
Maturities and scheduled amortization of indebtedness as of December 31, 2016 for each of the following five years and thereafter are as follows (in thousands):

2017	$569,092
2018	11,037
2019	186,835
2020	—
2021	—
Thereafter	—
Total	$766,964
On December 15, 2015, in connection with the acquisition of the Ritz-Carlton St. Thomas, we completed the financing of a $42.0 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Ritz-Carlton St. Thomas.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 23, 2015, we completed the financing of a $40.0 million mortgage loan. The mortgage loan bears interest at a rate of LIBOR + 4.95%. The stated maturity date of the mortgage loan is December 2017, with three one-year extension options. The mortgage loan is secured by the Bardessono Hotel.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2016, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
10. Derivative Instruments
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
During the year ended December 31, 2016, we entered into interest rate caps with notional amounts totaling $224.5 million and strike rates ranging from 5.43% to 5.78%. These interest rate caps had effective dates from March 2016 to December 2016, maturity dates from March 2017 to December 2017, and total costs of $13,000. These instruments were not designated as cash flow hedges.
During the year ended December 31, 2015, we entered into interest rate caps with notional amounts totaling $139.5 million and strike rates ranging from 2.00% to 4.50%. These interest rate caps had effective dates from March 2015 to December 2015, maturity dates from March 2017 to January 2018 and total costs of $117,000. These instruments were not designated as cash flow hedges. We also entered into two interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively, which had effective dates of July 2015 and maturity dates of July 2020, for a total cost of $3.5 million. The interest rate floors were not designated as cash flow hedges.
As of December 31, 2016, we had interest rate caps with notional amounts totaling $364.0 million and strike rates ranging from 2.00% to 5.78%. These instruments cap the interest rates on our mortgage loans with principal balances of $424.8 million and maturity dates from March 2017 to November 2019. These instruments had maturity dates ranging from March 2017 to January 2018. As of December 31, 2016, we had interest rate floors with notional amounts totaling $3.0 billion and strike rates of -0.25%. These instruments each have a maturity date of July 2020.
Options on Futures Contracts—During the year ended December 31, 2016, we purchased an option on Eurodollar futures for a total cost of $124,000 and a maturity date of June 2017. During the year ended December 31, 2015, we purchased options on Eurodollar futures for total costs of $372,000 and maturity dates ranging from September 2016 to March 2017.
11. Fair Value Measurements
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2016
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1,091	$1,091
Interest rate derivatives - caps	—	—	—
Options on futures contracts	58	—	58
	58	1,091	1,149	(1)
Non-derivative assets:
Investment in Ashford Inc.	8,407	—	8,407
Total	$8,465	$1,091	$9,556

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2015
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$578	$578
Interest rate derivatives - caps	—	58	58
Options on futures contracts	117	—	117
	117	636	753	(1)
Non-derivative assets:
Investment in Ashford Inc.	10,377	—	10,377
Total	$10,494	$636	$11,130
__________________

(1)	Reported as “derivative assets” in the consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2016		2015		2014
Assets
Derivative assets:
Interest rate derivatives - floors	$513		$(2,963)		$—
Interest rate derivatives - caps	(71)		(94)		(111)
Equity put options	—		(1,017)		—
Equity call options	—		23		—
Options on futures contracts	(173)		(195)		—

Non-derivative assets:
Investment in Ashford Inc.	(1,970)		(7,609)		—
Equity - American Depositary Receipt	—		(75)		—
Equity securities	—		560		—
U.S. treasury securities	—		53		—
Total	(1,701)		(11,317)		(111)
Liabilities
Derivative liabilities:
Short equity put options	—		680		—
Short equity call options	—		844		—
Net	$(1,701)		$(9,793)		$(111)
Total combined
Interest rate derivatives - floors	$513		$(2,963)		$—
Interest rate derivatives - caps	(71)		(94)		(111)
Options on futures contracts	(17)		(195)		—
Unrealized gain (loss) on derivatives	425		(3,252)		(111)
Realized gain (loss) on options on futures contracts	(156)	(1)	—		—
Unrealized gain (loss) on investment in Ashford Inc.	(1,970)		(7,609)		—
Realized gain (loss) on marketable securities	—		1,068	(1)	—
Net	$(1,701)		$(9,793)		$(111)
__________________

(1)	Included in “other income (expense)” in the consolidated statements of operations.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Summary of Fair Value of Financial Instruments
Determining the estimated fair values of certain financial instruments such as notes receivable and indebtedness requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled.
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$8,407	$8,407	$10,377	$10,377
Derivative assets	1,149	1,149	753	753
Financial assets not measured at fair value:
Cash and cash equivalents	$126,790	$126,790	$105,039	$105,039
Restricted cash	37,855	37,855	33,135	33,135
Accounts receivable, net	18,194	18,194	13,370	13,370
Note receivable	8,098	8,511 to 9,407	8,098	9,157 to 10,120
Due from Ashford Trust OP, net	488	488	—	—
Due from AQUA U.S. Fund	2,289	2,289	—	—
Due from related party, net	377	377	371	371
Due from third-party hotel managers	7,555	7,555	10,722	10,722
Financial liabilities not measured at fair value:
Indebtedness	$766,964	$726,774 to $803,276	$840,232	$801,058 to $885,379
Accounts payable and accrued expenses	44,791	44,791	43,568	43,568
Dividends and distributions payable	5,038	5,038	3,439	3,439
Due to Ashford Trust OP, net	—	—	528	528
Due to Ashford Inc.	5,085	5,085	6,369	6,369
Due to affiliate	2,500	2,500	—	—
Due to third-party hotel managers	973	973	1,158	1,158
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from AQUA U.S. Fund, due from related party, net, accounts payable and accrued expenses, dividends and distributions payable, due to/from Ashford Trust OP, net, due to Ashford Inc., due to affiliate and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at December 31, 2016 and 2015. We estimated the fair value of the note receivable to be approximately 5.1% to 16.2% higher than the carrying value of $8.1 million at December 31, 2016, and approximately 13.1% to 25.0% higher than the carrying value of $8.1 million at December 31, 2015. This is considered a Level 2 valuation technique.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Fair value of interest rate floors is calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. The fair values of options on futures contracts are valued at their last reported settlement price as of the measurement date. See notes 2, 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.8% to 104.7% of the carrying value of $767.0 million at December 31, 2016, and approximately 95.3% to 105.4% of the carrying value of $840.2 million at December 31, 2015. This is considered a Level 2 valuation technique.
13. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2016, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at December 31, 2016, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from May 2023 through December 2065, excluding renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land under three non-cancelable operating ground leases, which expire in 2043, 2080 and 2055, related to our hotel properties in La Jolla, CA, Tampa, FL and Yountville, CA, respectively. The lease in Yountville, CA contains two 25-year extension options. These leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2016, 2015 and 2014, we recognized rent expense of $5.7 million, $4.7 million and $3.5 million, respectively, which included contingent rent of $2.0 million, $1.8 million and $1.1 million, respectively. Rent expense is included in “other” hotel expenses in the consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2017	$3,000
2018	2,940
2019	2,932
2020	2,970
2021	2,981
Thereafter	96,224
Total	$111,047
Capital Commitments—At December 31, 2016, we had capital commitments of $11.0 million relating to general capital improvements that are expected to be paid in the next twelve months.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On March 14, 2016, Sessa filed counterclaims and a motion for a preliminary injunction in the Texas Federal Action. These counterclaims include substantially the same claims as previously asserted by Sessa in the Maryland Action, and also allege that the directors of Ashford Prime breached their fiduciary duties in connection with the approval of the Series C Preferred Stock for issuance and the February 2016 amendments to the Amended Partnership Agreement (as defined below). Among other things, Sessa seeks an injunction prohibiting the issuance of shares of Series C Preferred Stock and requiring the board to approve the Sessa candidates, or in the alternative, prohibiting the solicitation of proxies until the board approves the Sessa candidates. On April 2, 2016, Sessa amended its counterclaims alleging that the Company had violated federal proxy solicitation laws by, among other things, stating that Sessa had not complied with the Company’s bylaws and that its purported director nominations are invalid. On April 6, 2016, the Court granted expedited discovery in connection with Sessa’s motion for preliminary injunction and the Company’s anticipated motion for preliminary injunction in the Texas State Action. On April 8, 2016, the Company notified the court that Sessa’s claims relating to the Series C Preferred Stock were moot after the Company unwound the OP Unit enfranchisement preferred equity transaction for the Company’s OP unitholders. On April 13, 2016, the Company filed its motion for preliminary injunction seeking an order declaring that Sessa’s slate of nominees is invalid and enjoining Sessa from submitting the nominees to stockholders for election to the board. On May 20, 2016, the court denied Sessa’s motion for a preliminary injunction and granted the Company’s motion for a preliminary injunction. Sessa appealed the district court’s decision to the United States Court of Appeals for the Fifth Circuit on May 23, 2016. On December 16, 2016, the Fifth Circuit dismissed Sessa’s appeal of the preliminary injunction as moot. On February 17, 2017, the District Court consolidated the Texas State Action into the Texas Federal Action (the “Consolidated Texas Federal Action”). On the same day, the District Court also dismissed all of Sessa’s counterclaims, except for its claim for violation of federal proxy solicitation laws, which the Company did not move to dismiss. The District Court granted Sessa’s motion to dismiss the Company claim for prima facie tort, but denied Sessa’s motion to dismiss the Company’s remaining claims.
On February 16, 2017, the Company, Ashford Trust and Ashford Inc., and together with the Company, Ashford Trust and each affiliate of the Company, Ashford Trust and Ashford Inc., (the “Ashford Entities”), entered into a Settlement Agreement (the “Settlement Agreement”) with Sessa, Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC and John Petry (collectively, the “Sessa Entities”) regarding the composition of the Company’s board of directors (the “Board”), dismissal of pending litigation involving the parties and certain other matters.
Under the Settlement Agreement, the Company has agreed to appoint to the Company’s board of directors two of the five individuals Sessa previously sought to nominate as directors of the Company (“Independent Designees”). The Company is required to make such appointments within two weeks of the date of the Settlement Agreement. Additionally, the Settlement Agreement provides that the Company and the Sessa Entities will work together in good faith to identify one additional director who will be independent of both the Company and Sessa (“Additional Independent Director”).
So long as the Sessa Entities satisfy certain ownership thresholds with respect to the Company’s common stock, the Company has agreed to nominate: (i) the Independent Designees; (ii) the Additional Independent Director; and (iii) Montgomery J. Bennett, Stefani D. Carter, Kenneth H. Fearn, Douglas A. Kessler, Curtis B. McWilliams and Matthew D. Rinaldi (or their successors) at each of the 2017 and 2018 annual meetings of Company’s stockholders. In the case of any contested election of directors of the

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company, the Sessa Entities have agreed to cause one or both of the Independent Designees to resign from the Board if the preliminary results provided by the inspector of elections at any meeting of stockholders of the Company prior to the closing of the polls indicates with reasonable certainty that any of the incumbent directors or their successors (other than the Independent Designees) will not be elected at such meeting but for the resignation of one or more of the Independent Designees.
Under the Settlement Agreement, the Sessa Entities are subject to specified standstill restrictions relating to the Ashford Entities and lasting generally until the earlier of (x) the date that is fifteen business days prior to the deadline for the submission of stockholder nominations for the 2019 annual meeting of the Company’s stockholders pursuant to the Company’s bylaws or (y) the date that is one hundred fifty days prior to the first anniversary of the 2018 annual meeting of the Company’s stockholders. During the standstill period, the Sessa Entities have agreed to cause all of its shares of the Company to be present for quorum purposes at any meeting of the Company’s stockholders and voted in accordance with the board’s recommendations, subject to certain exceptions. The Settlement Agreement contains various other obligations and provisions applicable to the Ashford Entities and Sessa Entities.
Additionally, the Company has agreed to pay the Sessa Entities $2.5 million, of which the Company will be reimbursed $2.0 million by its insurance carrier. The net $500,000 expense is included in “corporate general and administrative” expense on the Company’s consolidated statement of operations for the year ended December 31, 2016, and the $2.5 million payable and the $2.0 million receivable are included in “due to affiliate” and “accounts receivable, net,” respectively, on the Company’s consolidated balance sheet as of December 31, 2016.
On February 20, 2017, the parties submitted a Joint Stipulation of Dismissal, which dismissed each of the parties’ remaining claims in the Consolidated Texas Federal Action with prejudice.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. Defendants’ response to the complaint is due March 1, 2017.
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
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states and cities. Tax years 2012 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
14. Redeemable Noncontrolling Interests in Operating Partnership
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The compensation committee of the board of directors of the Company approves performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of the Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% of the target number based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of December 31, 2016, a total of 701,000 performance-based LTIP units representing 200% of the target were issued. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees.
The unamortized fair value of performance-based LTIP units of $2.9 million at December 31, 2016 will be expensed over a period of 2.0 years, subject to future mark to market adjustments. Compensation expense of $975,000 was recorded for the year ended December 31, 2016, and is included in “advisory services fee” on our condensed consolidated statements of operations. No compensation expense was recorded for the year ended December 31, 2015.
As of December 31, 2016, we have issued a total of 1.1 million LTIP units (including performance-based LTIP units), all of which, other than approximately 3,000 units issued in March 2015 and 6,000 units issued in May 2015, 389,000 issued in June 2015 and 312,000 issued in October 2016, respectively, had reached full economic parity with, and are convertible into, common units. For the years ended December 31, 2016, 2015 and 2014, compensation expense of $1.4 million, $1.3 million and $1.9 million was recorded related to LTIP units issued to Ashford LLC’s employees, respectively, and is included in “advisory services fee.” Compensation expense of $44,000, $101,000 and $49,000 associated with LTIP units issued to our independent directors was recorded for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in “corporate general and administrative” expense in our consolidated statements of operations. The fair value of the unrecognized cost of LTIP units, which was $406,000 at December 31, 2016, will be amortized over a period of 2.3 years, subject to future mark to market adjustments.
During the year ended December 31, 2016, approximately 137,000 common units with an aggregate fair value of $1.9 million at redemption were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price. During the year ended December 31, 2015, approximately 345,000 common units with an aggregate fair value of $5.9 million at redemption were redeemed by the holders and, at our election, we issued cash to satisfy the redemption price. Excluding the Ashford Trust redemption of our OP common units, during the year ended December 31, 2015, approximately 100,000 common units with an aggregate fair value of $1.6 million at redemption were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price. During the year ended December 31, 2014, approximately 176,000 operating partnership units with a fair value of $3.1 million were redeemed for cash at our election.
Redeemable noncontrolling interests in Ashford Prime OP as of December 31, 2016 and 2015, were $59.5 million and $61.8 million, respectively, which represented ownership of our operating partnerships of 13.90% and 12.75%, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2016 and 2015, included adjustments of $8.9 million and $12.5 million, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the years ended December 31, 2016, 2015 and 2014, we allocated net income of $1.9 million, net loss of $393,000, and net income of $496,000, to the redeemable noncontrolling interests, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.3 million, $2.2 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Units outstanding at beginning of year	4,375	8,955	8,776
LTIP units issued	4	10	355
Performance LTIP units issued	701	—	—
Units redeemed for shares of common stock	(137)	(4,245)	—
Units redeemed for cash of $5,856 in 2015 and $3,074 in 2014	—	(345)	(176)
Units outstanding at end of year	4,943	4,375	8,955
Units convertible/redeemable at end of year	4,083	3,967	8,259
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
15. Equity
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
Dividends—Common stock dividends declared for the years ended December 31, 2016, 2015 and 2014 were $12.3 million, $9.4 million and $5.0 million, respectively.
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
During the year ended December 31, 2016, we repurchased 2.9 million shares of our common stock for approximately $39.0 million. During the year ended December 31, 2015, we repurchased 471,000 shares of our common stock for approximately $8.1 million. During the year ended December 31, 2014, we repurchased 928,000 shares of our common stock for approximately $16.1 million. As of December 31, 2016, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Noncontrolling Interests in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.4) million and $(5.8) million at December 31, 2016 and 2015, respectively. Income from consolidated entities attributable to these noncontrolling interests was $3.1 million, $2.4 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
16. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, we are authorized to grant 2.1 million restricted stock units or performance stock units of our common stock as incentive stock awards. At December 31, 2016, 159,000 shares were available for future issuance under the 2013 Equity Incentive Plan.
Restricted Stock Units—Stock-based compensation expense of $597,000, $343,000 and $216,000 was recognized for the years ended December 31, 2016, 2015 and 2014, respectively, in connection with restricted stock units awarded to employees of Ashford LLC and is included in “advisory services fee” on our consolidated statements of operations. Expense of $71,000, $0 and $0 was recognized for the years ended December 31, 2016, 2015 and 2014, respectively, in connection with restricted shares granted to certain employees of Remington Lodging, and is recorded as a component of “management fees” on our consolidated statements of operations. Additionally, $227,000, $153,000 and $197,000 of stock-based compensation expense was recognized for the years ended December 31, 2016, 2015 and 2014, respectively, in connection with common stock issued to our independent directors, which vested immediately, and is included in “corporate general and administrative” expense on our consolidated statements of operations. At December 31, 2016, the outstanding restricted shares had a fair value of $4.9 million. At December 31, 2016, the unamortized cost of the unvested shares of restricted stock was $3.9 million, which will be amortized over a period of 4.8 years, subject to future mark to market adjustments, and have vesting dates between February 2017 and November 2021.
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2016		2015		2014
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	140	$16.01	94	$18.11	84	$21.35
Restricted shares granted	309	12.34	45	16.50	64	15.45
Restricted shares issued in connection with Ashford Trust’s distribution	—	—	60	14.90	—	—
Restricted shares vested	(84)	15.98	(57)	18.66	(53)	19.91
Restricted shares forfeited	(5)	13.82	(2)	17.50	(1)	21.35
Outstanding at end of year	360	$12.90	140	$16.01	94	$18.11
Performance Stock Units— The compensation committee of the board of directors of the Company approve grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period of three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At December 31, 2016, the outstanding PSUs had a fair value of $5.6 million. For the year ended December 31, 2016 and 2015, $813,000 and $1.9 million of compensation expense was recognized and is included in “advisory services fee” on our consolidated statements of operations. As of December 31, 2016, we had unamortized compensation expense of $3.9 million related to PSUs which is expected to be recognized over a period of 2.0 years, subject to future mark to market adjustments.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2016		2015
	PSUs	Weighted Average Price at Grant	PSUs	Weighted Average Price at Grant
Outstanding at beginning of year	155	$18.40	—	$—
PSUs granted	262	12.67	155	18.40
PSUs vested	—	—	—	—
PSUs forfeited	—	—	—	—
Outstanding at end of year	417	$14.80	155	$18.40
17. 5.50% Series B Cumulative Convertible Preferred Stock
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
On April 26, 2016, in connection with a previously announced required public offering, we issued 290,850 shares of our Series B Preferred Stock at $17.24 per share for gross proceeds of $5.0 million. The Series B Preferred Stock offering includes accrued and unpaid dividends since April 15, 2016. The offering closed on April 29, 2016. The net proceeds, after deducting underwriting discounts, advisory fees, commissions and other estimated offering expenses payable by the company, were approximately $4.2 million. Dividends on the Series B Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share.
At December 31, 2016, we had 2.9 million outstanding shares of Series B Preferred Stock, which do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because these contain certain cash redemption features that are outside our control. As such, the Series B Preferred Stock is classified outside of permanent equity.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the years ended December 31, 2016 and 2015, we declared dividends of $3.9 million and $2.0 million, respectively, with respect to shares of Series A and Series B Preferred Stock.
18. Income Taxes
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
At December 31, 2016, ten of our hotel properties were leased to TRS lessees TRS and the Ritz-Carlton St. Thomas hotel was owned by our USVI TRS. The TRS entities recognized net book income before income taxes of $5.5 million, $6.0 million and $6.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax expense at federal statutory income tax rate of 35%	$(1,928)	$(1,727)	$(2,299)
State income tax expense, net of federal income tax benefit	(172)	(117)	(279)
State and local income tax expense on pass-through entity subsidiaries	(62)	(86)	(56)
Gross receipts and margin taxes	(98)	(170)	(193)
Benefit of USVI Economic Development Commission credit	619	—	—
Other	58	(40)	(2)
Valuation allowance	9	1,877	1,732
Total income tax (expense) benefit	$(1,574)	$(263)	$(1,097)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(231)	$(1,067)	$(824)
State	(269)	(252)	(315)
Foreign	15	(37)	—
Total current	(485)	(1,356)	(1,139)
Deferred:
Federal	(1,049)	953	76
State	(40)	140	(34)
Foreign	—	—	—
Total deferred	(1,089)	1,093	42
Total income tax (expense) benefit	$(1,574)	$(263)	$(1,097)
For the years ended December 31, 2016, 2015 and 2014, income tax expense included interest and penalties paid to taxing authorities of $0, $0 and $3,000, respectively. At December 31, 2016 and 2015, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2016 and 2015, our net deferred tax asset, included in “other assets”, and net deferred tax liability, included in “accounts payable and accrued expenses”, respectively, on the consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Tax intangibles basis greater than book basis	$1,227	$1,214
Allowance for doubtful accounts	30	20
Unearned income	92	108
Unfavorable management contract liability	28	63
Federal and state net operating losses	22,866	22,672
Other	80	8
Accrued expenses	349	256
Tax property basis greater than book basis	4,117	4,429
Prepaid expenses	(2,320)	(1,158)
Net deferred tax asset	26,469	27,612
Valuation allowance	(26,968)	(27,022)
Net deferred tax asset (liability)	$(499)	$590
At December 31, 2016 and 2015, we recorded a valuation allowance of $27.0 million and $27.0 million, respectively, to partially reserve the deferred tax assets of our TRSs. In 2015, after evaluating positive and negative evidence, including the generation of taxable income during the year ended December 31, 2015, and the carry back potential of certain deferred tax assets, we determined that it is more likely than not that Ashford Prime’s wholly-owned domestic TRS will utilize a portion of its deferred tax assets. As a result, in the year ending December 31, 2015, the valuation allowance decreased by $1.9 million and the related tax effect is included in the non-cash deferred benefit of $1.1 million for the year ended December 31, 2015. Ashford Prime’s wholly-owned domestic TRS continued to generate taxable income in the year ending December 31, 2016 and there continues to be carryback potential of certain deferred tax assets as of December 31, 2016. Primarily as a result of the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries and the history of losses of our USVI TRS, we believe it is more likely than not that $27.0 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2016, the TRSs had net operating loss carryforwards for federal income tax purposes of $61.3 million that are available to offset future taxable income, if any, through 2023 and 2027, respectively. The $61.3 million of net operating loss carryforwards is attributable to acquired subsidiaries and is subject to substantial limitation on its use. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$27,022	$3,939	$3,920
Additions	31	25,043	1,945
Deductions	(85)	(1,960)	(1,926)
Balance at end of year	$26,968	$27,022	$3,939
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2018, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $126,000 and $332,000 for the years ended December 31, 2016 and 2015, respectively. The benefit of the tax holiday on net income (loss) per share was approximately $0.01 for both 2016 and 2015.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common stockholders—Basic and diluted:
Net income (loss) attributable to the Company	$19,316	$(6,712)	$1,939
Less: Dividends on preferred stocks	(3,860)	(1,986)	—
Less: Dividends on common stock	(12,170)	(9,282)	(5,013)
Less: Dividends on unvested performance stock units	(122)	(105)	—
Less: Dividends on unvested restricted shares	(77)	(41)	(18)
Less: Net (income) loss allocated to unvested performance stock units	(27)	—	—
Less: Net (income) loss allocated to unvested restricted shares	(38)	—	—
Undistributed net income (loss) allocated to common stockholders	3,022	(18,126)	(3,092)
Add back: Dividends on common stock	12,170	9,282	5,013
Distributed and undistributed net income (loss)—basic	$15,192	$(8,844)	$1,921
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,899	—	496
Distributed and undistributed net income (loss)—diluted	$17,091	$(8,844)	$2,417

Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	26,648	25,888	24,473
Effect of assumed conversion of operating partnership units	4,470	—	8,852
Incentive fee shares	77	—	—
Weighted average common shares outstanding—diluted	31,195	25,888	33,325

Income (loss) per share—basic:
Net income (loss) allocated to common stockholders per share	$0.57	$(0.34)	$0.08
Income (loss) per share—diluted:
Net income (loss) allocated to common stockholders per share	$0.55	$(0.34)	$0.07
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$115	$41	$18
Income (loss) allocated to unvested performance stock units	149	105	—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	(393)	—
Dividends on preferred stock	3,860	1,986	—
Total	$4,124	$1,739	$18
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	87	51	57
Effect of unvested performance stock units	55	52	—
Effect of assumed conversion of operating partnership units	—	6,642	—
Effect of assumed conversion of Preferred Stock	3,662	1,909	—
Total	3,804	8,654	57

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2016 and 2015, all of our hotel properties were in the U.S. and its territories.
21. Related Party Transactions
We have management agreements with Remington Lodging, a related party, which is owned by our Chairman of our board of directors and Ashford Trust’s Chairman Emeritus. Under the agreements, we pay the related party a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2016, Remington Lodging managed two of our eleven hotel properties and we incurred the following fees related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2016	2015	2014
Property management fees, including incentive property management fees	$1,503	$1,313	$747
Market service and project management fees	2,453	1,645	1,126
Corporate general and administrative expenses	136	98	50
Total	$4,092	$3,056	$1,923
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
On June 10, 2015, the independent directors of the Company approved an amended and restated advisory agreement with Ashford LLC, effective as of June 10, 2015. The amendments, among other things: permit the Company to engage an asset manager other than Ashford LLC with respect to any new properties acquired by the Company, if the Company and Ashford LLC determine that such property would be uneconomic to the Company without incentives; shorten the initial term of the advisory agreement to ten years; extend the renewal terms to five years; provide for key money investments by Ashford LLC to facilitate the Company’s acquisition of properties under certain conditions, including Ashford LLC becoming the asset manager for the acquired property and receiving related asset management and other fees, as applicable; adjust the base fee payable to Ashford LLC to a declining sliding scale percentage of total market capitalization of the Company above $6.0 billion; clarify the calculation of the termination fee; allow Ashford LLC to terminate the Advisory Agreement upon a Company Change of Control (as defined in the advisory agreement) and require the Company to pay a termination fee to Ashford LLC upon such termination; and grant Ashford LLC repurchase rights with respect to its shares held by the Company upon any termination of the advisory agreement. In connection

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

with the agreement between Ashford Inc. and Remington Holdings to combine, on September 17, 2015, we entered into a letter agreement with Ashford Inc. approved by the independent directors of the Company to clarify that for purposes of determining the termination fee under the advisory agreement, Ashford LLC’s earnings shall exclude earnings arising under the master management agreement under which Remington Lodging may manage any of our hotel properties.
On January 24, 2017, the Company entered into an amended and restated advisory agreement. See note 24.
For the period from January 1, 2014 to November 11, 2014, we incurred advisory services fees to Ashford Trust. Beginning November 12, 2014, we incurred advisory services fees to Ashford Inc. The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2016	2015	2014
Advisory services fee
Base advisory fee	$8,343	$8,648	$8,739
Reimbursable expenses (1)	2,798	1,827	1,690
Equity-based compensation (2)	3,814	3,592	2,105
Incentive fee	—	3,822	—
	$14,955	$17,889	$12,534
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock and LTIP units awarded to officers and employees of Ashford LLC.
At December 31, 2016 and 2015, we held a due from Ashford Trust OP, net of $488,000 and due to Ashford Trust OP, net, of $528,000, respectively, which are both associated with certain expenses. At December 31, 2016 and 2015, the balance in due to Ashford Inc., which is primarily associated with advisory services fee payable, was $5.1 million and $6.4 million, respectively. In addition, at December 31, 2016, we held a receivable from the AQUA U.S. Fund of $2.3 million, associated with the 5% hold back from the AQUA U.S. Fund.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Prime, were granted approximately 21,000 and 1,000 shares of restricted stock under the Ashford Prime Stock Plan on April 1, 2016 and July 1, 2016, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $71,000 and $0 was recognized for the years ended December 31, 2016 and 2015. The unamortized fair value of these grants was $213,000 as of December 31, 2016, which will be amortized over a period of 2.3 years.
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
Subsequent to December 31, 2016, we reached a legal settlement with Sessa. See notes 13 and 24.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2016, four of our hotel properties generated revenues in excess of 10% of total hotel revenue amounting to 47% of total hotel revenue.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and amounts due or payable under our derivative contracts. Our counterparties to our derivative contracts are investment grade financial institutions.
23. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Total revenue	$99,797	$112,432	$99,651	$93,977	$405,857
Total operating expenses	88,344	101,917	88,404	80,051	358,716
Operating income (loss)	11,453	10,515	11,247	13,926	47,141
Net income (loss)	(139)	2,292	21,322	845	24,320
Net income (loss) attributable to the Company	(134)	2,188	16,858	404	19,316
Net income (loss) attributable to common stockholders	(1,028)	1,210	15,864	(590)	15,456
Diluted income (loss) attributable to common stockholders per share	$(0.04)	$0.04	$0.55	$(0.03)	$0.55	(1)
Weighted average diluted common shares	28,343	32,418	33,874	25,532	31,195
2015
Total revenue	$77,789	$92,837	$90,759	$88,160	$349,545
Total operating expenses	69,530	73,763	77,503	82,773	303,569
Operating income (loss)	8,259	19,074	13,256	5,387	45,976
Net income (loss)	(425)	9,124	(7,282)	(6,108)	(4,691)
Net income (loss) attributable to the Company	(206)	6,724	(6,840)	(6,390)	(6,712)
Net income (loss) attributable to common stockholders	(206)	6,526	(7,735)	(7,283)	(8,698)
Diluted income (loss) attributable to common stockholders per share	$(0.01)	$0.27	$(0.29)	$(0.26)	$(0.34)	(1)
Weighted average diluted common shares	24,070	24,773	27,162	28,331	25,888
_________________
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2016 and 2015 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.
24. Subsequent Events
On January 18, 2017, the Company refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million. The previous mortgage loans that were refinanced had final maturity dates in April 2017. The new mortgage loan totals $365.0 million and has stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.58%. The mortgage loan is secured by five hotel properties: Plano Marriott Legacy Town Center, Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Inc. (the “Amended and Restated Advisory Agreement”) that amends and restates our advisory agreement discussed herein. Although our board of directors,

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

through the action of the independent directors only, may amend the advisory agreement without stockholder approval, the independent directors have elected to seek stockholder approval of the Amended and Restated Advisory Agreement. Accordingly, the Amended and Restated Advisory Agreement will not become effective unless and until it is approved by our stockholders. The material terms of the Amended and Restated Advisory Agreement include:

•	we will make a cash payment to Ashford LLC of $5.0 million at the time the Amended and Restated Advisory Agreement becomes effective;

•	the termination fee payable to Ashford LLC has been amended by eliminating the 1.1x multiplier and tax gross up components of the fee;

•
Ashford Inc. will disclose publicly the revenues and expenses used to calculate “Net Earnings” on a quarterly basis which is used to calculate the termination fee; Ashford LLC will retain an accounting firm to provide a quarterly report to us on the reasonableness of Ashford LLC’s determination of expenses, which will be binding on the parties;

•	the right of Ashford LLC to appoint a “Designated CEO” has been eliminated;

•	the right of Ashford LLC to terminate the advisory agreement due to a change in a majority of the “Company Incumbent Board” (as defined in the current advisory agreement) has been eliminated;

•
we will be incentivized to grow our assets under a “growth covenant” in the Amended and Restated Advisory Agreement under which we will receive a deemed credit against a base amount of $45.0 million for: 3.75% of the total purchase price of each hotel acquired after the date of the Amended and Restated Advisory Agreement that was recommended by Ashford LLC, netted against 3.75% of the total sale price of each hotel sold after the date of the Amended and Restated Advisory Agreement. The difference between $45.0 million and such net credit, if any, is referred to as the “Uninvested Amount.” If the Amended and Restated Advisory Agreement is terminated, other than due to certain acts by Ashford LLC, we must pay Ashford LLC the Uninvested Amount, in addition to any termination fee payable under the Amended and Restated Advisory Agreement;

•
the Amended and Restated Advisory Agreement requires us to maintain a net worth of not less than $390 million plus 75% of the equity proceeds from the sale of securities by us after December 31, 2016 and a covenant prohibiting us from paying dividends except as required to maintain our REIT status if paying the dividend would reduce our net worth below the required minimum net worth;

•
the initial term of the Amended and Restated Advisory Agreement ends on the 10th anniversary of its effective date, subject to renewal by Ashford LLC for up to seven additional successive 10-year terms;

•	the base management fee payable to Ashford LLC will be fixed at 70 bps, and the fee will be payable on a monthly basis;

•	reimbursements of expenses to Ashford LLC will be made monthly in advance, based on an annual expense budget, with a quarterly true-up for actual expenses;

•	our right to terminate the advisory agreement due to a change of control of Ashford LLC has been eliminated;

•
our rights to terminate the advisory agreement at the end of each term upon payment of the termination fee based on the parties being unable to agree on new market-based fees or advisor’s performance have been eliminated; however, the Amended and Restated Advisory Agreement provides a mechanism for the parties to renegotiate the fees payable to Ashford LLC at the end of each term based on then prevailing market conditions, subject to floors and caps on the changes;

•
if a Change of Control (as defined in the Amended and Restated Advisory Agreement) is pending, we have agreed to deposit not less than 50%, and in certain cases 100%, of the applicable termination fee in escrow, with the payment of any remaining amounts owed to Ashford LLC secured by a letter of credit and/or first priority lien on certain assets;

•
our ability to terminate the Amended and Restated Advisory Agreement due to a material default by Ashford LLC is limited to instances where a court finally determines that the default had a material adverse effect on us and Ashford LLC fails to pay monetary damages in accordance with the Amended and Restated Advisory Agreement; and

•
if we repudiate the Amended and Restated Advisory Agreement through actions or omissions that constitute a repudiation as determined by a final non-appealable order from a court of competent jurisdiction, we will be liable to Ashford LLC for a liquidated damages amount.

On February 16, 2017, the Ashford Entities entered into a Settlement Agreement with the Sessa Entities regarding the composition of the Company’s board of directors, dismissal of pending litigation involving the parties and certain other matters. See note 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2016, our internal control over financial reporting is effective.
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
PART IV
Item 15. Financial Statement Schedules and Exhibits
(a), (c) Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 107 through 145 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 154 through page 155 hereof.
Schedule III – Real Estate and Accumulated Depreciation
All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.
The financial statements of Ashford Inc. are incorporated by reference to Ashford Inc.’s Annual Report on Form 10-K (File No. 1-36400) for the year ended December 31, 2016 in Exhibit 99.1 of this Annual Report pursuant to Rule 3-09 of Regulation S-X.
(b) Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.
Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.

ASHFORD HOSPITALITY PRIME, INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	February 28, 2017
Monty J. Bennett

/s/ RICHARD J. STOCKTON	Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Richard J. Stockton

/s/ DOUGLAS A. KESSLER	President and Director	February 28, 2017
Douglas A. Kessler

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2017
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	February 28, 2017
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	February 28, 2017
Curtis B. McWilliams

/s/ W. MICHAEL MURPHY	Director	February 28, 2017
W. Michael Murphy

/s/ MATTHEW D. RINALDI	Director	February 28, 2017
Matthew D. Rinaldi

/s/ ANDREW L. STRONG	Director	February 28, 2017
Andrew L. Strong

/s/ KENNETH H. FEARN, JR.	Director	February 28, 2017
Kenneth H. Fearn, Jr.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement between Ashford Hospitality Prime, Inc., Ashford Hospitality Trust, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on November 12, 2013) (File No. 001-35972)

2.2
Separation and Distribution Agreement Correction between Ashford Hospitality Prime, Inc., Ashford Hospitality Trust, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.2 of the Registration Statement on Form S-11 filed on December 19, 2013) (File No. 001-35972)

2.3
Agreement of Purchase and Sale, dated as of May 20, 2016, by and between Washington Real Estate Holdings, LLC and Ashford Seattle Downtown LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 7, 2016) (File No. 001-35972)

3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.2	Second Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 9, 2016) (File No. 001-35972)
3.3	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.4	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.5
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.7
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

4.1
Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013) (File No. 001-35972)

4.2
Preemptive Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc. and certain investors in the Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 15, 2015) (File No. 001-35972)

4.3
Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and certain holders of the Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.4
Preemptive Rights Agreement, dated as of December 4, 2015, by and among the Company and the Series B Investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

10.1
Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2016) (File No. 001-35972)

10.2
Third Amended and Restated Advisory Agreement, dated as of June 10, 2015, by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 12, 2015) (File No. 001-35972)

10.3
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.4
Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2013) (File No. 001-35972)

10.5†	Ashford Hospitality Prime, Inc. Advisor Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-11 filed on December 19, 2013) (File No. 001-35972)

Exhibit Number	Exhibit Description
10.6
Option Agreement Pier House Resort & Spa by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.7
Mutual Exclusivity Agreement by and among Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc. and Remington Lodging & Hospitality, LLC, as consented and agreed to by Monty J. Bennett, dated November 19, 2013 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.8
Ashford Prime Hotel Master Management Agreement by and between Ashford Prime TRS Corporation and Remington Lodging & Hospitality, LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.9
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.10
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.11
Registration Rights Agreement between Ashford Hospitality Prime, Inc., for the benefit of the holders of common partnership units in Ashford Hospitality Prime Limited Partnership named therein, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.12
Open-End Mortgage, Security Agreement, Financing Statement and Assignment of Rents, dated as of April 9, 2007 and effective as of April 11, 2007, by Ashford Philadelphia Annex LP (f/k/a Ashford Philadelphia Annex, LLC) for the benefit of U.S. Bank National Association, as Trustee, successor-in-interest to Bank of America, N.A., as Trustee, successor-in-interest to Wells Fargo Bank, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C32, as successor-in-interest to Wachovia Bank, National Association (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.12a
Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.13a to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013)

10.13
First Amendment to Open-End Mortgage, Security Agreement, Financing Statement and Assignment of Rents and to Assignment of Leases and Rents and Security Deposits, by Ashford Philadelphia Annex LP (f/k/a Ashford Philadelphia Annex, LLC) for the benefit of U.S. Bank National Association, as Trustee, successor-in-interest to Bank of America, N.A., as Trustee, successor-in-interest to Wells Fargo Bank, N.A., as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2007-C32, as successor-in-interest to Wachovia Bank, National Association, effective as of November 19, 2013 (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.14
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Plano-M LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14a to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.15
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford San Francisco II LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C31, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14b to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.16
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Seattle Downtown LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C31, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14c to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.17
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Seattle Waterfront LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14d to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

Exhibit Number	Exhibit Description
10.18
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Tampa International Hotel Partnership, LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14e to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.19
Amended and Restated Leasehold Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents, dated as of February 26, 2013, by CHH Torrey Pines Hotel Partners, LP for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013) (File No. 001-35972)

10.20
Amended and Restated Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents, dated as of February 26, 2013, by CHH Capital Hotel Partners, LP for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013) (File No. 001-35972)

10.21
Licensing Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Prime, Inc. and Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.22
Credit Agreement between Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc., Bank of America, N.A. and the other lenders party thereto, dated November 19, 2013 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.23
Agreement of Purchase and Sale by and among Chestnut OwnerCo, LLC, Chestnut LeaseCo, LLC and Ashford Hospitality Prime Limited Partnership, dated as of December 23, 2013 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.24
Loan Document by and among Ashford Chicago LP, Ashford TRS Chicago II LLC and German American Capital Corporation, dated February 24, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2014) (File No. 001-35972)

10.25
Guaranty of Recourse Obligations by Ashford Hospitality Prime Limited Partnership, dated February 24, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 26, 2014) (File No. 001-35972)

10.26
Loan Document by and between Ashford Pier House LP and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014) (File No. 001-35972)

10.27
Senior Mezzanine Loan Document by and between Ashford Pier House Mezz A LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2014) (File No. 001-35972)

10.28
Junior Mezzanine Loan Document by and between Ashford Pier House Mezz B LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 6, 2014) (File No. 001-35972)

10.29
Second Amended and Restated Loan Agreement, dated as of November 7, 2014, by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., Aareal Bank AG, Aareal Capital Corporation, Westdeutsche Immobilienbank AG, and Aareal Capital Corporation (incorporated by reference to Exhibit 10.30 to the Current Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.30
Second Amended and Restated Recourse Liability Agreement, dated as of November 7, 2014, made by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., and Ashford Hospitality Prime Limited Partnership for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.31 to the Current Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.31
Second Amended Environmental Indemnity, dated as of November 7, 2014, made by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., and Ashford Hospitality Prime Limited Partnership for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.32 to the Current Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.32
Loan Agreement, dated as of March 9, 2015, among Ashford Pier House LP, Ashford TRS Pier House LLC, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.33 to the Current Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.33
Recourse Liability Agreement, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.34 to the Current Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

Exhibit Number	Exhibit Description
10.34
Environmental Indemnity, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.35 to the Current Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.35
Investment Management Agreement, dated as of November 10, 2014, by and between AHP SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 17, 2014) (File No. 001-35972)

10.36†
Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan as amended and restated March 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2015) (File No. 001-35972)

10.37†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015) (File No. 001-35972)
10.38
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Prime, Inc. and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-35972)

10.39
First Amendment to the Credit Agreement, dated September 30, 2015, by and between Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 10-Q filed on November 9, 2015) (File No. 001-35972)

10.40
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2016) (File No. 001-35972)

10.41†
Second Amended and Restated 2013 Equity Incentive Plan of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2016) (File No. 001-35972)

10.42
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 9, 2016) (File No. 001-35972)

10.43*†	Amended and Restated Form of Performance Stock Unit Award Agreement
10.44*†	Amended and Restated Form of Performance LTIP Unit Award Agreement
10.45†
Restricted Stock Award Agreement, dated as of November 2, 2016, by and between Ashford Hospitality Prime, Inc. and Richard J. Stockton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.46†
Employment Agreement, dated as of November 2, 2016, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Richard J. Stockton (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.47
Amended and Restated Credit Agreement, dated as of November 10, 2016, by and among Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2016) (File No. 001-35972)

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

Exhibit Number	Exhibit Description
32.2*
Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

_________________________
* Filed herewith.
† Management contract or compensatory plan or arrangement.
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv)Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

SCHEDULE III
ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hilton	Washington D.C.	$125,370	$45,721	$106,245	$—	$29,611	$45,721	$135,856	$181,577	$42,554	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	67,395	—	114,614	—	20,015	—	134,629	134,629	41,830	—	04/2007	(1),(2),(3)
Marriott	Seattle, WA	127,560	31,888	112,176	—	5,995	31,888	118,171	150,059	30,792	—	04/2007	(1),(2),(3)
Marriott	Plano, TX	74,796	2,725	93,044	—	12,816	2,725	105,860	108,585	29,020	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	40,977	9,814	94,029	—	20,609	9,814	114,638	124,452	35,009	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	55,915	22,653	72,731	—	8,911	22,653	81,642	104,295	19,803	—	04/2007	(1),(2),(3)
Pier House Resort	Key West, FL	70,000	59,731	33,011	—	3,178	59,731	36,189	95,920	6,997	—	03/2014	(1),(2),(3)
Chicago Sofitel Magnificent Mile	Chicago, IL	80,000	12,631	140,369	—	(3,250)	12,631	137,119	149,750	10,190	—	02/2014	(1),(2),(3)
Renaissance	Tampa, FL	42,951	—	69,179	—	10,374	—	79,553	79,553	20,920	—	04/2007	(1),(2),(3)
Bardessono	Yountville, CA	40,000	—	64,184	—	(1,160)	—	63,024	63,024	3,503	—	07/2015	(1),(2),(3),(4)
Ritz Carlton	St. Thomas, USVI	42,000	25,533	38,467	—	2,568	25,533	41,035	66,568	3,262	—	12/2015	(1),(2),(3)
Total		$766,964	$210,696	$938,049	$—	$109,667	$210,696	$1,047,716	$1,258,412	$243,880
__________________

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 7.5 years.

(3)	Estimated useful life for furniture and fixtures is 1.5 to 5 years.

(4)	Amount includes transfer of FF&E to Ashford Inc. in return for the key money consideration.

	Year Ended December 31,
	2016	2015	2014
Investment in Real Estate:
Beginning balance	$1,315,621	$1,179,345	$925,507
Additions	24,280	146,828	265,484
Write-offs	(11,977)	(8,609)	(11,646)
Sales/Disposals	(69,512)	(1,943)	—
Ending balance	1,258,412	1,315,621	1,179,345
Accumulated Depreciation:
Beginning balance	224,142	189,042	160,181
Depreciation expense	45,716	43,780	40,507
Write-offs	(11,977)	(8,609)	(11,646)
Sales/Disposals	(14,001)	(71)	—
Ending balance	243,880	224,142	189,042
Investment in Real Estate, net	$1,014,532	$1,091,479	$990,303