Form 10-K/A
period 2016-12-31
Ashford Hospitality Prime, Inc.
filed 2017-03-16
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
As of March 14, 2017, the registrant had 31,777,003 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2017 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2016 of Ashford Hospitality Prime, Inc. (“Ashford Prime” or the "Company"), which was filed with the Securities and Exchange Commission ("SEC") on February 28, 2017. This Amendment is being filed for the purpose of providing separate financial statements of Ashford Inc., Ashford Quantitative Alternatives (U.S.), LP ("AQUA U.S. Fund") and Ashford Quantitative Alternatives Master Fund, LP ("AQUA Master Fund") in accordance with Rule 3-09 of Regulation S-X. Ashford Inc.'s audited financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 are filed as Exhibit 99.1 hereto and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules,” of this Amendment. The AQUA U.S. Fund's financial statements as of April 30, 2016 and for the period from January 1, 2016 through April 30, 2016, audited financial statements as of December 31, 2015 and for the period from commencement of operations (January 15, 2015) through December 31, 2015, the corresponding Report of Independent Auditors, the AQUA Master Fund's financial statements as of April 30, 2016 and for the period from January 1, 2016 through April 30, 2016, audited financial statements as of December 31, 2015 and for the period from commencement of operations (January 15, 2015) through December 31, 2015 and the corresponding Report of Independent Auditors are filed as Exhibit 99.2 hereto and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules,” of this Amendment. Ashford Prime owned an approximate 45% interest in the AQUA U.S. Fund which owned 100% of the AQUA Master Fund prior to Ashford Prime liquidating its interest in the AQUA U.S. Fund on May 1, 2016. Ashford Prime accounted for its interest in the AQUA U.S. Fund under the equity method of accounting. As of May 1, 2016, Ashford Prime did not own an interest in the AQUA U.S. Fund. The financial statements of Ashford Inc. as of December 31, 2016, and for each of the three years in the period ended December 31, 2016 and the financial statements of the AQUA U.S. Fund and the AQUA Master Fund as of April 30, 2016 and for the period from January 1, 2016 through April 30, 2016, were not available at the time that Ashford Prime filed its Annual Report on Form 10-K on February 28, 2017.
The consent of BDO USA, LLP, independent registered public accounting firm for Ashford Inc., the AQUA U.S. Fund and the AQUA Master Fund, is filed as Exhibit 23.3 to this Amendment. The consent of Ernst & Young LLP, prior independent registered public accounting firm for Ashford Inc. is filed as Exhibit 23.4 to this Amendment. In addition, this Amendment includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment is not intended to update or modify any other information presented in Ashford Prime’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as originally filed. This Amendment does not update or modify in any way the financial position, results of operations, cash flows, or related disclosures in Ashford Prime’s Annual Report on Form 10-K, and does not reflect events occurring after the Form 10-K’s original filing date of February 28, 2017. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.

PART IV
Item 15. Financial Statement Schedules and Exhibits

(a)	Financial Statements and Schedules
The consolidated financial statements of Ashford Hospitality Prime, Inc. and subsidiaries were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017 (the "Annual Report").
The following financial statement schedules were previously filed with the Annual Report:

•	Schedule III – Real Estate and Accumulated Depreciation
The following financial statements are included in this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K:

•	Ashford Inc. audited financial statements as of December 31, 2016 and for each of the three years in the period ended December 31, 2016

•
AQUA U.S. Fund financial statements as of April 30, 2016 and for the period from January 1, 2016 through April 30, 2016 and audited financial statements as of December 31, 2015 and for the period from commencement of operations (January 15, 2015) through December 31, 2015

•
AQUA Master Fund financial statements as of April 30, 2016 and for the period from January 1, 2016 through April 30, 2016 and audited financial statements as of December 31, 2015 and for the period from commencement of operations (January 15, 2015) through December 31, 2015

All other financial statement schedules have been omitted because such schedules are not required under the related instructions, such schedules are not significant, or the required information has been disclosed elsewhere in the consolidated financial statements and related notes thereto.

(b)	Exhibits
Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2017.

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

10.43+†	Amended and Restated Form of Performance Stock Unit Award Agreement
10.44+†	Amended and Restated Form of Performance LTIP Unit Award Agreement
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

12+	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges
16.1	Letter of Ernst & Young LLP dated October 1, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on October 1, 2015)
16.2	Letter of Ernst & Young LLP dated November 13, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 13, 2015)
21.1+	List of Subsidiaries of Ashford Hospitality Prime, Inc.
21.2+	List of Special Purpose Entities of Ashford Hospitality Prime, Inc.
23.1+	Consent of BDO USA, LLP
23.2+	Consent of Ernst & Young LLP
23.3*	Consent of BDO USA, LLP
23.4*	Consent of Ernst & Young LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Exhibit Description
32.1*
Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement)

32.2*
Certification of the Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement)

99.1**
Ashford Inc. financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 (incorporated by reference herein from Ashford Inc.’s 2016 Annual Report on Form 10-K dated March 16, 2017, Commission File Number: 001-36400) (**)

99.2*
Ashford Quantitative Alternatives (U.S.), LP financial statements as of April 30, 2016 and for the period from January 1, 2016 through April 30, 2016 and audited financial statements as of December 31, 2015 and the period from commencement of operations (January 15, 2015) through December 31, 2015 as well as Ashford Quantitative Alternatives Master Fund, LP financial statements as of April 30, 2016 and for the period from January 1, 2016 through April 30, 2016 and audited financial statements as of December 31, 2015 and the period from commencement of operations (January 15, 2015) through December 31, 2015

_________________________
* Filed herewith.
** Exhibit 99.1 to this Amendment No. 1 to the Annual Report on Form 10-K/A is being filed to provide audited financial statements and the related footnotes of Ashford Inc. in accordance with SEC Rule 3-09 of Regulation S-X. The management of Ashford Inc. is solely responsible for the form and content of the Ashford Inc. financial statements. Ashford Prime has no responsibility for the form or content of the Ashford Inc. financial statements since it does not control Ashford Inc.
† Management contract or compensatory plan or arrangement.
+ Previously filed as an exhibit to the original Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 28, 2017.
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