Form 10-Q
period 2017-03-31
Ashford Hospitality Prime, Inc.
filed 2017-05-09
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	31,939,558
(Class)	Outstanding at May 5, 2017

ASHFORD HOSPITALITY PRIME, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Investments in hotel properties, gross	$1,411,428	$1,258,412
Accumulated depreciation	(254,168)	(243,880)
Investments in hotel properties, net	1,157,260	1,014,532
Cash and cash equivalents	161,314	126,790
Restricted cash	35,779	37,855
Accounts receivable, net of allowance of $81 and $96, respectively	24,912	18,194
Inventories	1,790	1,479
Note receivable	8,098	8,098
Deferred costs, net	924	1,020
Prepaid expenses	6,471	3,669
Investment in Ashford Inc., at fair value	11,498	8,407
Derivative assets	414	1,149
Other assets	9,068	2,249
Intangible assets, net	22,760	22,846
Due from Ashford Trust OP, net	—	488
Due from AQUA U.S. Fund	—	2,289
Due from related party, net	598	377
Due from third-party hotel managers	9,936	7,555
Total assets	$1,450,822	$1,256,997
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$856,161	$764,616
Accounts payable and accrued expenses	52,939	44,791
Dividends and distributions payable	8,025	5,038
Due to Ashford Trust OP, net	6	—
Due to Ashford Inc.	3,525	5,085
Due to affiliate	—	2,500
Due to third-party hotel managers	962	973
Intangible liability, net	3,611	3,625
Other liabilities	1,465	1,432
Total liabilities	926,694	828,060
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,865,850 and 2,890,850 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	104,321	65,960
Redeemable noncontrolling interests in operating partnership	48,585	59,544
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,765,912 and 26,021,552 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	317	260
Additional paid-in capital	467,535	401,790
Accumulated deficit	(91,246)	(93,254)
Total stockholders’ equity of the Company	376,606	308,796
Noncontrolling interest in consolidated entity	(5,384)	(5,363)
Total equity	371,222	303,433
Total liabilities and equity	$1,450,822	$1,256,997
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUE
Rooms	$67,418	$69,251
Food and beverage	24,473	24,865
Other	5,365	5,648
Total hotel revenue	97,256	99,764
Other	40	33
Total revenue	97,296	99,797
EXPENSES
Hotel operating expenses:
Rooms	15,797	15,819
Food and beverage	16,861	17,445
Other expenses	27,731	28,339
Management fees	3,545	3,807
Total hotel expenses	63,934	65,410
Property taxes, insurance and other	5,074	5,043
Depreciation and amortization	11,971	11,904
Advisory services fee	865	2,064
Transaction costs	4,328	—
Corporate general and administrative	3,874	3,923
Total expenses	90,046	88,344
OPERATING INCOME (LOSS)	7,250	11,453
Equity in earnings (loss) of unconsolidated entity	—	(2,650)
Interest income	112	32
Other income (expense)	(157)	(10)
Interest expense and amortization of loan costs	(8,202)	(10,634)
Write-off of loan costs and exit fees	(1,963)	—
Unrealized gain (loss) on investment in Ashford Inc.	3,091	(1,493)
Unrealized gain (loss) on derivatives	(898)	3,533
INCOME (LOSS) BEFORE INCOME TAXES	(767)	231
Income tax (expense) benefit	478	(370)
NET INCOME (LOSS)	(289)	(139)
(Income) loss from consolidated entities attributable to noncontrolling interests	21	(145)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	255	150
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(13)	(134)
Preferred dividends	(1,673)	(894)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,686)	$(1,028)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.07)	$(0.04)
Weighted average common shares outstanding – basic	27,267	28,343
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.07)	$(0.04)
Weighted average common shares outstanding – diluted	27,267	28,343
Dividends declared per common share	$0.16	$0.10

See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
NET INCOME (LOSS)	$(289)	$(139)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(289)	(139)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	21	(145)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	255	150
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(13)	$(134)
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount
Balance at January 1, 2017	26,022	$260	$401,790	$(93,254)	$(5,363)	$303,433	$59,544
Purchase of common stock	(10)	—	(118)	—	—	(118)	—
Equity-based compensation		—	(664)	—	—	(664)	(1,004)
Issuance of common stock	5,750	57	66,460	—	—	66,517	—
Issuance of restricted shares/units	1	—	—	—	—	—	—
Forfeiture of restricted common shares	(2)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(5,149)	—	(5,149)	—
Dividends declared – preferred stock	—	—	—	(1,673)	—	(1,673)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(790)
Redemption/conversion of operating partnership units	5	—	67	—	—	67	(67)
Net income (loss)	—	—	—	(13)	(21)	(34)	(255)
Redemption value adjustment	—	—	—	8,843	—	8,843	(8,843)
Balance at March 31, 2017	31,766	$317	$467,535	$(91,246)	$(5,384)	$371,222	$48,585
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(289)	$(139)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	11,971	11,904
Equity-based compensation	(1,668)	(613)
Bad debt expense	36	61
Amortization of loan costs	1,049	881
Write-off of loan costs and exit fees	1,963	—
Amortization of intangibles	50	5
Unrealized (gain) loss on investment in Ashford Inc.	(3,091)	1,493
Realized and unrealized (gain) loss on derivatives	1,054	(3,533)
Equity in (earnings) loss of unconsolidated entity	—	2,650
Deferred tax expense (benefit)	(693)	53
Payments for derivatives	—	(114)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	(2,733)	(1,849)
Prepaid expenses and other assets	(2,833)	(2,952)
Accounts payable and accrued expenses	1,927	8,103
Due to/from related party, net	(221)	(290)
Due to affiliate	(2,500)	—
Due to/from third-party hotel managers	1,677	(1,874)
Due to/from Ashford Trust OP, net	494	(515)
Due to/from Ashford Inc.	(1,672)	(1,186)
Other liabilities	33	58
Net cash provided by (used in) operating activities	4,554	12,143

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	—	673
Acquisition of hotel properties, net of cash and restricted cash acquired	(154,028)	—
Proceeds from liquidation of AQUA U.S. Fund	2,289	—
Improvements and additions to hotel properties	(9,273)	(3,357)
Net cash provided by (used in) investing activities	(161,012)	(2,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	432,500	—
Repayments of indebtedness	(334,774)	(2,143)
Payments of loan costs and exit fees	(9,097)	(15)
Payments for derivatives	(319)	(4)
Purchase of common stock	(6)	—
Payments for dividends and distributions	(4,625)	(3,405)
Issuance of preferred stock	38,577	(54)
Issuance of common stock	66,650	—
Distributions to a noncontrolling interest in a consolidated entity	—	(3,766)
Other	—	19
Net cash provided by (used in) financing activities	188,906	(9,368)

Net change in cash, cash equivalents and restricted cash	32,448	91
Cash, cash equivalents and restricted cash at beginning of period	164,645	138,174
Cash, cash equivalents and restricted cash at end of period	$197,093	$138,265

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$7,981	$9,682
Income taxes paid	716	144
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock purchases accrued but not paid	112	103
Dividends and distributions declared but not paid	8,025	4,325
Capital expenditures accrued but not paid	1,697	479
Accrued common stock offering expense	133	—
Accrued preferred stock offering expenses	216	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$126,790	$105,039
Restricted cash at beginning of period	37,855	33,135
Cash, cash equivalents and restricted cash at beginning of period	$164,645	$138,174

Cash and cash equivalents at end of period	$161,314	$101,891
Restricted cash at end of period	35,779	36,374
Cash, cash equivalents and restricted cash at end of period	$197,093	$138,265
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Ashford Hospitality Prime, Inc., together with its subsidiaries (“Ashford Prime”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Ashford Prime has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. Ashford Prime conducts its business and owns substantially all of its assets through its operating partnership, Ashford Hospitality Prime Limited Partnership (“Ashford Prime OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Ashford Hospitality Prime, Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from Ashford Hospitality Trust, Inc. (“Ashford Trust”). All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of March 31, 2017, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust, managed two of our twelve hotel properties. Third-party management companies managed the remaining hotel properties. On September 17, 2015, Remington Lodging and Ashford Inc. entered into an agreement pursuant to which Ashford Inc. will acquire all of the general partner interest and 80% of the limited partner interests in Remington Lodging. On April 12, 2016, Ashford Inc.’s stockholders approved the acquisition. On March 24, 2017, the agreement was terminated as Ashford Inc. was unsuccessful in receiving an acceptable private letter ruling from the Internal Revenue Service. The receipt of the private letter ruling was a condition to the closing of the transaction.
The accompanying condensed consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of March 31, 2017, own and operate twelve hotel properties in seven states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotel properties represent 3,892 total rooms, or 3,657 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of March 31, 2017, eleven of our twelve hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property located in the U.S. Virgin Islands is owned by our U.S. Virgin Islands TRS. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations. As of March 31, 2017, nine of the twelve hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Corporation (“Hyatt”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

•	On July 1, 2016, we sold the Courtyard Seattle Downtown.

•
On March 31, 2017, we acquired the Park Hyatt Beaver Creek Resort & Spa. The results of operations of the hotel property have not been included in our results of operations for the period ended March 31, 2017 as a result of the acquisition occurring on March 31, 2017.

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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment replacements of approximately 4% to 6% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions. We early adopted Accounting Standards Updates (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash effective January 1, 2017. See discussion in recently adopted accounting standards below.
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. For the three months ended March 31, 2017 and 2016, we have not recorded any impairment charges.
Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.7% ownership interest in Ashford Inc. and had a fair value of $11.5 million at March 31, 2017. This investment would typically be accounted for under the equity method of accounting, under Accounting Standards Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Revenue Recognition—Hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “advisory services fee” and “management fees,” equal to the fair value of the award in proportion to the

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“LTIP”) units granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant and included in “corporate general and administrative” expense in the condensed consolidated statements of operations.
Recently Adopted Accounting Standards—In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result net cash provided by operating activities increased $1.5 million and net cash used in investing activities decreased $1.7 million in the three months ended March 31, 2016. Our beginning-of-period cash, cash equivalents and restricted cash increased 37.9 million and $33.1 million in 2017 and 2016, respectively.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the initial stages of evaluating the effect of the standard on our condensed consolidated financial statements, including as it pertains to accounting for real estate sales, and continue to evaluate the available transition methods. However, we have not yet selected a transition method. Based on our initial and ongoing assessment of ASU 2014-09, we do not currently believe there will be a material impact to the amount or timing of revenue recognition for rooms revenue, food and beverage revenue and other hotel revenue.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale (“AFS”) debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We do not expect that ASU 2016-01 will have a material impact on our condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our condensed consolidated financial statements, we expect the primary impact to our condensed consolidated financial statements

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our condensed consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on the condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - Debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 will have on our condensed consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. While we are currently evaluating the potential impact of the standard, we currently expect that certain future hotel acquisitions may be considered asset acquisitions rather than business combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective approach. We are evaluating the impact that ASU 2017-05 will have on our condensed consolidated financial statements and related disclosures.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$303,165	$210,696
Buildings and improvements	1,022,514	972,412
Furniture, fixtures and equipment	79,655	70,922
Construction in progress	6,094	4,382
Total cost	1,411,428	1,258,412
Accumulated depreciation	(254,168)	(243,880)
Investments in hotel properties, net	$1,157,260	$1,014,532
Park Hyatt Beaver Creek
On March 31, 2017, we acquired a 100% interest in the Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado for total consideration of $145.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $67.5 million mortgage loan. See note 7.
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
The following table summarizes the preliminary estimated fair value of the assets acquired in the acquisition (in thousands):

Land	$92,470
Buildings and improvements	47,724
Furniture, fixtures, and equipment	5,306
$145,500
Net other assets (liabilities)	$4,528
The results of operations of the hotel property have not been included in our results of operations for the period ended March 31, 2017 as a result of the acquisition occurring on March 31, 2017.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisition had occurred and the applicable indebtedness was incurred on January 1, 2016, and the removal of $2.8 million of non-recurring transaction costs directly attributable to the acquisitions for the three months ended March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenue	$116,106	$117,825
Net income (loss)	7,888	5,070
Net income (loss) attributable to common stockholders	5,418	3,517
Pro Forma income per share:
Basic	$0.19	$0.12
Diluted	$0.19	$0.12
Weighted average common shares outstanding (in thousands):
Basic	27,267	28,343
Diluted	27,450	28,459

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Hotel Disposition
On July 1, 2016, the Company sold the Courtyard Seattle Downtown for $84.5 million in cash. The sale resulted in a gain of $26.4 million for the year ended December 31, 2016. Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the condensed consolidated financial statements.
We included the results of operations for these assets through the date of disposition in net income (loss) as shown in the condensed consolidated statements of operations for the three months ended March 31, 2016. The following table includes the condensed financial information from this hotel property (in thousands):

Three Months Ended
March 31, 2016
Total hotel revenue	$3,187
Total hotel operating expenses	(1,758)
Operating income (loss)	1,429
Property taxes, insurance and other	(163)
Depreciation and amortization	(539)
Interest expense and amortization of loan costs	(847)
Income (loss) before income taxes	(120)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	15
Income (loss) before income taxes attributable to the Company	$(105)
5. Note Receivable
As of March 31, 2017 and December 31, 2016, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 7.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Investment in Unconsolidated Entity
Ashford Inc.
As of March 31, 2017 and December 31, 2016, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share was $59.00 and $43.14 as of March 31, 2017 and December 31, 2016, respectively. This represented an approximate 9.7% ownership interest in Ashford Inc. for both March 31, 2017 and December 31, 2016. See notes 10 and 11.
As we exercise significant influence over Ashford Inc., this investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities as the fair value is readily available since Ashford Inc. common stock is traded on a national exchange. The fair value of our investment in Ashford Inc. is included in “investment in Ashford Inc., at fair value” on our condensed consolidated balance sheets, and changes in market value are included in “unrealized gain (loss) on investment in Ashford Inc.” on our condensed consolidated statements of operations.
The following tables summarize the condensed balance sheets as of March 31, 2017 and December 31, 2016, and the condensed statements of operations for the three months ended March 31, 2017 and 2016, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2017	December 31, 2016
Total assets	$91,154	$129,797
Total liabilities	51,278	38,168
Redeemable noncontrolling interests	1,671	1,480
Total stockholders’ equity of Ashford Inc.	37,877	37,377
Noncontrolling interests in consolidated entities	328	52,772
Total equity	38,205	90,149
Total liabilities and equity	$91,154	$129,797
Our investment in Ashford Inc., at fair value	$11,498	$8,407
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Total revenue	$13,013	$13,409
Total operating expenses	(15,149)	(13,921)
Operating income (loss)	(2,136)	(512)
Realized and unrealized gain (loss) on investment in unconsolidated entity	—	(1,460)
Realized and unrealized gain (loss) on investments	(75)	(5,684)
Other	118	(102)
Income tax (expense) benefit	(630)	(640)
Net income (loss)	(2,723)	(8,398)
(Income) loss from consolidated entities attributable to noncontrolling interests	(25)	6,548
Net (income) loss attributable to redeemable noncontrolling interests	363	118
Net gain (loss) attributable to Ashford Inc.	$(2,385)	$(1,732)
Our unrealized gain (loss) on investment in Ashford Inc.	$3,091	$(1,493)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2017	December 31, 2016
Secured revolving credit facility(3)	None	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—
Mortgage loan(10)	3 hotels	April 2017	5.95%	—	245,307
Mortgage loan(10)	1 hotel	April 2017	5.95%	—	55,915
Mortgage loan(7) (10)	1 hotel	April 2017	5.91%	—	32,879
Mortgage loan(6)	1 hotel	December 2017	LIBOR(1) + 4.95%	42,000	42,000
Mortgage loan(6)	1 hotel	December 2017	LIBOR(1) + 4.95%	40,000	40,000
Mortgage loan(4)	1 hotel	March 2018	LIBOR(1) + 2.30%	80,000	80,000
Mortgage loan(5)	1 hotel	March 2018	LIBOR(1) + 2.25%	70,000	70,000
TIF loan(7) (8)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan(7) (10)	5 hotels	February 2019	LIBOR(1) + 2.58%	365,000	—
Mortgage loan(6)	1 hotel	April 2019	LIBOR(1) + 2.75%	67,500	—
Mortgage loan(9)	2 hotels	November 2019	LIBOR(1) + 2.65%	192,092	192,765
				864,690	766,964
Deferred loan costs, net				(8,529)	(2,348)
Indebtedness, net				$856,161	$764,616
__________________

(1)	LIBOR rates were 0.983% and 0.772% at March 31, 2017 and December 31, 2016, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

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

(4)	This loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in March 2017.

(5)	This loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in March 2017.

(6)	This loan has three one-year extension options, subject to satisfaction of certain conditions.

(7)	These loans are collateralized by the same property.

(8)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See note 5.

(9)	This loan has two one-year extension options, subject to satisfaction of certain conditions.

(10)
On January 18, 2017, we refinanced three mortgage loans totaling $333.7 million set to mature in April 2017 with a new $365.0 million loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. The new loan is interest only and bears interest at a rate of LIBOR + 2.58%.

On January 18, 2017, the Company refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million. The previous mortgage loans that were refinanced had final maturity dates in April 2017. The new mortgage loan totals $365.0 million and has a stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.58%. The mortgage loan is secured by five hotel properties: Plano Marriott Legacy Town Center, Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.
On March 31, 2017, in connection with the acquisition of Park Hyatt Beaver Creek, we completed the financing of a $67.5 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Park Hyatt Beaver Creek.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

other obligations of the consolidated group. As of March 31, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
8. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to common stockholders - Basic and diluted:
Net income (loss) attributable to the Company	$(13)	$(134)
Less: Dividends on preferred stock	(1,673)	(894)
Less: Dividends on common stock	(5,033)	(2,837)
Less: Dividends on unvested performance stock units	(67)	(35)
Less: Dividends on unvested restricted shares	(50)	(9)
Undistributed net income (loss) allocated to common stockholders	(6,836)	(3,909)
Add back: Dividends on common stock	5,033	2,837
Distributed and undistributed net income (loss) - basic and diluted	$(1,803)	$(1,072)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	27,267	28,343

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.07)	$(0.04)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$50	$9
Income (loss) allocated to unvested performance stock units	67	35
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(255)	(150)
Dividends on preferred stock	1,673	894
Total	$1,535	$788
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	50	46
Effect of assumed conversion of operating partnership units	4,223	4,764
Effect of assumed conversion of preferred stock	4,550	3,439
Effect of incentive fee shares	182	116
Total	9,005	8,365

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
During the three months ended March 31, 2017, we entered into interest rate caps with notional amounts totaling $568.5 million and strike rate ranging from 3.00% to 5.35%. These interest rate caps have effective dates from January 2017 to March 2017, maturity dates from March 2018 to April 2019, and a total cost of $319,000. These instruments were not designated as cash flow hedges.
In March 2016, concurrent with the extension of our $80.0 million mortgage loan, we extended our existing interest rate cap with a notional amount of $80.0 million, maturity date of March 2017 and a strike rate of 5.78% for a total cost of $4,500. This instrument was not designated as a cash flow hedge.
As of March 31, 2017, we had interest rate caps with notional amounts totaling $796.5 million and strike rates ranging from 2.00% to 5.43%. These instruments cap the interest rates on our mortgage loans with principal balances of $856.6 million and maturity dates from December 2017 to November 2019. These instruments had maturity dates ranging from December 2017 to April 2019. As of March 31, 2017, we had interest rate floors with notional amounts totaling $3.0 billion and strike rates of -0.25% and a maturity date of July 2020.
Options on Futures Contracts—During the three months ended March 31, 2016, we purchased options on Eurodollar futures for a total cost of $124,000 and a maturity date of June 2017. During the three months ended March 31, 2017, we made no purchases.
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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
March 31, 2017
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$331	$331
Interest rate derivatives - caps	—	64	64
Options on futures contracts	19	—	19
	19	395	414	(1)
Non-derivative assets:
Investment in Ashford Inc.	11,498	—	11,498
Total	$11,517	$395	$11,912

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2016
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1,091	$1,091
Options on futures contracts	58	—	58
	58	1,091	1,149	(1)
Non-derivative assets:
Investment in Ashford Inc.	8,407	—	8,407
Total	$8,465	$1,091	$9,556
__________________

(1)	Reported as “derivative assets” in the condensed consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2017		2016
Assets
Derivative assets:
Interest rate derivatives - floors	$(759)		$3,560
Interest rate derivatives - caps	(256)		(47)
Options on futures contracts	(39)		20

Non-derivative assets:
Investment in Ashford Inc.	3,091		(1,493)
Total	$2,037		$2,040
Total combined
Interest rate derivatives - floors	$(759)		$3,560
Interest rate derivatives - caps	(256)		(47)
Options on futures contracts	117		20
Unrealized gain (loss) on derivatives	(898)		$3,533
Realized gain (loss) on options on futures contracts	(156)	(1)	—	(1)
Unrealized gain (loss) on investment in Ashford Inc.	3,091		(1,493)
Net	$2,037		$2,040
__________________

(1)	Included in “other income (expense)” in the condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$11,498	$11,498	$8,407	$8,407
Derivative assets	414	414	1,149	1,149
Financial assets not measured at fair value:
Cash and cash equivalents	$161,314	$161,314	$126,790	$126,790
Restricted cash	35,779	35,779	37,855	37,855
Accounts receivable, net	24,912	24,912	18,194	18,194
Note receivable	8,098	8,490 to 9,384	8,098	8,511 to $ 9,407
Due from Ashford Trust OP, net	—	—	488	488
Due from AQUA U.S. Fund	—	—	2,289	2,289
Due from related party, net	598	598	377	377
Due from third-party hotel managers	9,936	9,936	7,555	7,555
Financial liabilities not measured at fair value:
Indebtedness	$864,690	$ 812,563 to $ 898,094	$766,964	$ 726,774 to $ 803,276
Accounts payable and accrued expenses	52,939	52,939	44,791	44,791
Dividends and distributions payable	8,025	8,025	5,038	5,038
Due to Ashford Trust OP, net	6	6	—	—
Due to Ashford Inc.	3,525	3,525	5,085	5,085
Due to affiliate	—	—	2,500	2,500
Due to third-party hotel managers	962	962	973	973
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at March 31, 2017 and December 31, 2016. We estimated the fair value of the note receivable to be approximately 4.8% to 15.9% higher than the carrying value of $8.1 million at March 31, 2017 and approximately 5.1% to 16.2% higher than the carrying value of $8.1 million at December 31, 2016. This is considered a Level 2 valuation technique.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.0% to 103.9% of the carrying value of $864.7 million at March 31, 2017 and approximately 94.8% to 104.7% of the carrying value of $767.0 million at December 31, 2016. This is considered a Level 2 valuation technique.
12. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Ashford Prime OP, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Beginning one year after issuance, each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
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
The compensation committee of the board of directors of the Company approves performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of the Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% of the target number based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of March 31, 2017, a total of 701,000 performance-based LTIP units representing 200% of the target were issued. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees.
The unamortized fair value of performance-based LTIP units of $1.1 million at March 31, 2017 will be expensed over a period of 1.8 years, subject to future mark to market adjustments. We recorded credits to compensation expense in the amount of $1.0 million and $324,000 for the three months ended March 31, 2017 and 2016, respectively, due to lower fair values as compared to prior periods. The related amounts are included in “advisory services fee” on our condensed consolidated statements of operations.
As of March 31, 2017, we have issued a total of 1.1 million LTIP units (including performance-based LTIP units), all of which, other than approximately 3,000 LTIP units issued in March 2015, 6,000 LTIP units issued in May 2015, 389,000 performance-based LTIP units issued in June 2015, and 312,000 performance-based LTIP units issued in October 2016, had reached full economic parity with, and are convertible into, common units. For the three months ended March 31, 2017 and 2016, compensation expense of $43,000 and $86,000 was recorded related to LTIP units issued to Ashford LLC’s employees, respectively, and is included in “advisory services fee.” The fair value of the unrecognized cost of LTIP units, which was $24,000 at March 31, 2017, will be amortized over a period of 1.3 years, subject to future mark to market adjustments.
During the three months ended March 31, 2017, approximately 5,000 common units with an aggregate fair value of $67,000 at redemption were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption. During the three months ended March 31, 2016, no common units were redeemed by the holders.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Redeemable noncontrolling interests in Ashford Prime OP as of March 31, 2017 and December 31, 2016, were $48.6 million and $59.5 million, respectively, which represented ownership of our operating partnerships of 13.12% and 13.90%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2017 and December 31, 2016, included adjustments of $0 and $8.9 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three months ended March 31, 2017 and 2016, we allocated net loss of $255,000 and $150,000 to the redeemable noncontrolling interests, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $790,000 and $516,000, respectively, for the three months ended March 31, 2017 and 2016. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
13. Equity and Stock-Based Compensation
Equity Offering— On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expense were approximately $66.5 million.
Dividends—Common stock dividends declared for the three months ended March 31, 2017 and 2016, were $5.1 million and $2.8 million, respectively.
Performance Stock Units—The compensation committee of the board of directors of the Company approves grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period of three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At March 31, 2017, the outstanding PSUs had a fair value of $2.6 million. We recorded credits to compensation expense in the amount of $800,000 and $398,000 for the three months ended March 31, 2017 and 2016, respectively, due to lower fair values of the PSUs. These amounts are included in “advisory services fee” on our condensed consolidated statements of operations. As of March 31, 2017, we had unamortized compensation expense of $1.7 million related to PSUs which is expected to be recognized over a period of 1.8 years, subject to future mark to market adjustments.
Restricted Stock Units—Stock-based compensation expense of $118,000 and $23,000 was recognized for the three months ended March 31, 2017 and 2016, respectively, in connection with restricted units awarded to employees of Ashford LLC and is included in “advisory services fee” on our condensed consolidated statements of operations. There were also restricted shares granted to certain employees of Remington Lodging, and the associated expenses are recorded as a component of “management fees” on our condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, expense related to such grants was immaterial. In addition, $18,000 and $0 of stock-based compensation expense was recognized for the three months ended March 31, 2017 and 2016, respectively, in connection with common stock issued to our independent directors, which vested immediately, and is included in “corporate general and administrative” expense on our condensed consolidated statements of operations. At March 31, 2017, the outstanding restricted shares had a fair value of $3.3 million. At March 31, 2017, the unamortized cost of the unvested shares of restricted stock was $2.8 million, which will be expensed over a period of 4.6 years, subject to future mark to market adjustments, and have vesting dates between April 2017 and November 2021.
Stock Repurchases—On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the three months ended March 31, 2017 and 2016, pursuant to this authorization. As of March 31, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.4) million and $(5.4) million at March 31, 2017 and December 31, 2016, respectively. Noncontrolling interests in consolidated entities were allocated net loss of $21,000 and net income of $145,000 for the three months ended March 31, 2017 and 2016, respectively.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. 5.5% Series B Cumulative Convertible Preferred Stock
Each share of our 5.5% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) is convertible at any time, at the option of the holder, into a number of whole shares of common stock at an initial conversion price of $18.90 (which represents an initial conversion rate of 1.3228 shares of our common stock, subject to certain adjustments). The Series B Preferred Stock is also subject to conversion upon certain events constituting a change of control. Holders of the Series B Preferred Stock have no voting rights, subject to certain exceptions.
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
On March 7, 2017, we closed an offering of approximately 2.0 million shares of our Series B Preferred Stock at $20.19 per share for gross proceeds of $39.9 million. The net proceeds to us, after underwriting discounts and offering expenses were approximately $38.4 million. Dividends on the Series B Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. On March 31, 2017, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of the Series B Preferred Stock, which closed on April 5, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expenses were approximately $1.9 million.
At March 31, 2017, we had 4.9 million outstanding shares of Series B Preferred Stock which do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because these contain certain cash redemption features that are outside our control. As such, the Series B Preferred Stock is classified outside of permanent equity.
The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the three months ended March 31, 2017 and 2016, we declared dividends of $1.7 million and $894,000, respectively, with respect to shares of Series B Preferred Stock.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2017, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at March 31, 2017, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 2019 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2013 through 2016 remain subject to potential examination by certain federal and state taxing authorities.

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
On February 16, 2017, the Company, Ashford Trust and Ashford Inc., and together with the Company, Ashford Trust and each affiliate of the Company, Ashford Trust and Ashford Inc. (the “Ashford Entities”), entered into a Settlement Agreement (the “Settlement Agreement”) with Sessa, Sessa Capital GP, LLC, Sessa Capital IM, L.P., Sessa Capital IM GP, LLC and John Petry (collectively, the “Sessa Entities”) regarding the composition of the Company’s board of directors (the “Board”), dismissal of pending litigation involving the parties and certain other matters.
Under the Settlement Agreement, the Company agreed to appoint to the Company’s board of directors two of the five individuals Sessa previously sought to nominate as directors of the Company (“Independent Designees”). The Company is required to make

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

such appointments within two weeks of the date of the Settlement Agreement. Additionally, the Settlement Agreement provides that the Company and the Sessa Entities will work together in good faith to identify one additional director who will be independent of both the Company and Sessa (“Additional Independent Director”).
So long as the Sessa Entities satisfy certain ownership thresholds with respect to the Company’s common stock, the Company agreed to nominate: (i) the Independent Designees; (ii) the Additional Independent Director; and (iii) Montgomery J. Bennett, Stefani D. Carter, Kenneth H. Fearn, Douglas A. Kessler, Curtis B. McWilliams and Matthew D. Rinaldi (or their successors) at each of the 2017 and 2018 annual meetings of Company’s stockholders. In the case of any contested election of directors of the Company, the Sessa Entities have agreed to cause one or both of the Independent Designees to resign from the Board if the preliminary results provided by the inspector of elections at any meeting of stockholders of the Company prior to the closing of the polls indicates with reasonable certainty that any of the incumbent directors or their successors (other than the Independent Designees) will not be elected at such meeting but for the resignation of one or more of the Independent Designees.
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
Additionally, the Company agreed to pay the Sessa Entities $2.5 million, of which the Company was reimbursed $2.0 million by its insurance carrier. The net $500,000 expense was included in the Company’s consolidated statement of operations for the year ended December 31, 2016, and the $2.5 million payable and the $2.0 million receivable were included in the Company’s consolidated balance sheet as of December 31, 2016. The amounts were paid as of March 31, 2017.
On February 20, 2017, the parties submitted a Joint Stipulation of Dismissal, which dismissed each of the parties’ remaining claims in the Consolidated Texas Federal Action with prejudice.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. The plaintiff’s response is due May 23, 2017. The outcome of this matter cannot be predicted with any certainty.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2017 and December 31, 2016, all of our hotel properties were in the U.S. and its territories.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). The range of base fees on the scale are between 0.70% and 0.50% per annum for total market capitalization that ranges from less than $6.0 billion to greater than $10.0 billion. At March 31, 2017, the quarterly base fee was 0.70% based on our current market capitalization. We are also required to pay Ashford LLC an incentive fee that is earned annually by Ashford LLC in each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group, subject to the FCCR Condition, as defined in the advisory agreement. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2017	2016
Advisory services fee
Base advisory fee	$2,003	$2,025
Reimbursable expenses (1)	547	652
Equity-based compensation (2)	(1,685)	(613)
	$865	$2,064
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
At March 31, 2017 and December 31, 2016, we held a due to Ashford Trust OP, net, of $6,000 and a due from Ashford Trust OP, net, of $488,000, respectively, which are both associated with certain expenses. At March 31, 2017 and December 31, 2016, the balance in due to Ashford Inc., which is primarily associated with advisory services fee payable, was $3.5 million and $5.1 million, respectively. In addition, at December 31, 2016, we held a receivable from the AQUA U.S. Fund of $2.3 million, associated with the hold back from the AQUA U.S. Fund, of which the funds were received during the first quarter of 2017.
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

Certain employees of Remington Lodging, who perform work on behalf of Ashford Prime, were granted approximately 21,000 and 1,000 shares of restricted stock under the Ashford Prime Stock Plan on April 1, 2016 and July 1, 2016, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, expense related to such grants was immaterial. The unamortized fair value of these grants was $141,000 as of March 31, 2017, which will be amortized over a period of 2.0 years.
During first quarter of 2017, we reached a legal settlement with Sessa. See note 15.
18. Subsequent Event
On March 31, 2017, the underwriters of our offering of Series B Preferred Stock that closed on March 7, 2017, partially exercised their over-allotment option and purchased an additional 100,000 shares of our Series B Preferred Stock at $20.19 per share, which closed on April 5, 2017. The net proceeds to us from the sale of the shares after underwriting discounts were approximately $1.9 million. See note 14.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a wholly-owned subsidiary of Ashford Inc., an affiliate of Ashford Trust. “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation, which we refer to as “Ashford Prime TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton St. Thomas hotel.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Marriott International®, Hilton Worldwide®, Sofitel®, Hyatt® and Accor®.
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
factors discussed in our Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017 (the “2016 10-K”), including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2016 10-K and any subsequent updates to this disclosure in our Quarterly Reports on Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of May 5, 2017, we own interests in twelve hotel properties in seven states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,892 total rooms, or 3,657 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
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
On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of our common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expense were approximately $66.5 million.
On March 1, 2017, we announced that we entered into a definitive agreement to acquire the 80-room Hotel Yountville in Yountville, California for $96.5 million. We expect the acquisition to close on or about May 11, 2017.
On March 7, 2017, we closed an offering of approximately 2.0 million shares of our our 5.5% Series B Cumulative Convertible Preferred Stock (the”Series B Preferred Stock”) at $20.19 per share for gross proceeds of $39.9 million. The net proceeds, after underwriting discounts and offering expenses were approximately $38.4 million. Dividends on the Series B Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. On March 31, 2017, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of the Series B Preferred Stock, which closed on April 5, 2017. The net proceeds to us from the sale of the shares after underwriting discounts and offering expenses were approximately $1.9 million.
On March 31, 2017, we acquired a 100% interest in the Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado for total consideration of $145.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $67.5 million mortgage loan. This loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options. The mortgage loan is secured by the Park Hyatt Beaver Creek.
On April 27, 2017, Mr. Douglas A. Kessler resigned from the Board of Directors of Ashford Prime and no longer is President of Ashford Prime as a result of being appointed Chief Executive Officer of Ashford Trust.
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

Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 69.3% and 69.4% of our total hotel revenue for the three months ended March 31, 2017 and 2016, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. As of May 5, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
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
On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of our common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expense were approximately $66.5 million.
On March 7, 2017, we closed an offering of approximately 2.0 million shares of our Series B Preferred Stock at $20.19 per share for gross proceeds of $39.9 million. The net proceeds, after underwriting discounts and offering expenses were approximately $38.4 million. Dividends on the Series B Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. On March 31, 2017, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of the Series B Preferred Stock, which closed on April 5, 2017. The net proceeds to us from the sale of the shares after underwriting discounts and offering expenses were approximately $1.9 million.
On March 31, 2017, in connection with the acquisition of Park Hyatt Beaver Creek, we completed the financing of a $67.5 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options. The mortgage loan is secured by the Park Hyatt Beaver Creek.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.00x initially, with such ratio being reduced beginning October 1, 2017 to 5.75x and beginning October 1, 2019 to 5.50x. Our ratio was 5.51x at March 31, 2017.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. This ratio was 1.90x at March 31, 2017.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at March 31, 2017.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 10, 2019, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $250 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of March 31, 2017.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of March 31, 2017, we had $161.3 million of cash and cash equivalents, compared to $126.8 million at December 31, 2016.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $4.6 million and $12.1 million for the three months ended March 31, 2017 and 2016, respectively. Cash flows from operations are impacted by changes in hotel operations of our eleven comparable hotel properties and the sale of the Seattle Courtyard Downtown on July 1, 2016. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. The decrease in net cash flows provided by operating activities is primarily attributable to changes in working capital balances.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2017, net cash flows used in investing activities were $161.0 million. These cash outflows were primarily attributable to $154.0 million for the acquisition of the Park Hyatt Beaver Creek and deposits on the acquisition of Hotel Yountville and $9.3 million of capital improvements made to various hotel properties, partially offset by $2.3 million of proceeds received from the liquidation of our investment in the AQUA U.S. Fund. For the three months ended March 31, 2016, investing activities used net cash flows of $2.7 million. These cash outlays were primarily attributable to cash outflows of $3.4 million of capital improvements made to various hotel properties partially offset by proceeds from property insurance of $673,000.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2017, net cash flows provided by financing activities were $188.9 million. Cash inflows primarily consisted of borrowings on indebtedness of $432.5 million, proceeds of $66.7 million from the issuance of common stock and $38.6 million from the issuance of convertible preferred stock. These cash inflows were partially offset by $334.8 million for repayments of indebtedness, $9.1 million for payments of loan costs and exit fees, $4.6 million for payments of dividends and distributions, $319,000 for purchases of derivatives and repurchase of common stock of $6,000. For the three months ended March 31, 2016, net cash flows used in financing activities were $9.4 million. Cash outflows primarily consisted of $3.8 million for distributions to the holder of a noncontrolling interest in consolidated entities, $3.4 million for payments of dividends and distributions, $2.1 million for repayments of indebtedness and $15,000 for payments of loan costs and exit fees. These cash outflows were slightly offset by other miscellaneous cash inflows of $19,000.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
Revenue
Rooms	$67,418	$69,251	$(1,833)	(2.6)%
Food and beverage	24,473	24,865	(392)	(1.6)
Other	5,365	5,648	(283)	(5.0)
Total hotel revenue	97,256	99,764	(2,508)	(2.5)
Other	40	33	7	21.2
Total revenue	97,296	99,797	(2,501)	(2.5)
Expenses
Hotel operating expenses:
Rooms	15,797	15,819	22	0.1
Food and beverage	16,861	17,445	584	3.3
Other expenses	27,731	28,339	608	2.1
Management fees	3,545	3,807	262	6.9
Total hotel expenses	63,934	65,410	1,476	2.3
Property taxes, insurance and other	5,074	5,043	(31)	(0.6)
Depreciation and amortization	11,971	11,904	(67)	(0.6)
Advisory services fee	865	2,064	1,199	58.1
Transaction costs	4,328	—	(4,328)
Corporate general and administrative	3,874	3,923	49	1.2
Total expenses	90,046	88,344	(1,702)	(1.9)
Operating income (loss)	7,250	11,453	(4,203)	(36.7)
Equity in earnings (loss) of unconsolidated entity	—	(2,650)	2,650	(100.0)
Interest income	112	32	80	250.0
Other income (expense)	(157)	(10)	(147)	1,470.0
Interest expense and amortization of loan costs	(8,202)	(10,634)	2,432	(22.9)
Write-off of loan costs and exit fees	(1,963)	—	(1,963)
Unrealized gain (loss) on investment in Ashford Inc.	3,091	(1,493)	4,584	(307.0)
Unrealized gain (loss) on derivatives	(898)	3,533	(4,431)	(125.4)
Income (loss) before income taxes	(767)	231	(998)	(432.0)
Income tax (expense) benefit	478	(370)	848	(229.2)
Net income (loss)	(289)	(139)	(150)	107.9
(Income) loss from consolidated entities attributable to noncontrolling interests	21	(145)	(166)	114.5
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	255	150	(105)	(70.0)
Net income (loss) attributable to the Company	$(13)	$(134)	$121	(90.3)%

All hotel properties owned for the three months ended March 31, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended March 31, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Seattle Courtyard Downtown	Seattle, WA	Disposition	July 1, 2016
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
________

(1)	The results of operations of the hotel property have not been included in our results of operations for the period ended March 31, 2017 as a result of the acquisition occurring on March 31, 2017.
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Occupancy	78.43%	77.77%
ADR (average daily rate)	$258.00	$247.62
RevPAR (revenue per available room)	$202.35	$192.56
Rooms revenue (in thousands)	$67,418	$69,251
Total hotel revenue (in thousands)	$97,256	$99,764
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Occupancy	78.43%	77.75%
ADR (average daily rate)	$258.00	$253.95
RevPAR (revenue per available room)	$202.35	$197.45
Rooms revenue (in thousands)	$67,418	$66,516
Total hotel revenue (in thousands)	$97,256	$96,578
Net income (loss) attributable to the Company. Net loss attributable to the Company decreased $121,000, or 90.3%, to $13,000 for the three months ended March 31, 2017 (the “2017 quarter”) compared to a net loss attributable to the Company of $134,000 for the three months ended March 31, 2016 (the “2016 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotel properties decreased $1.8 million, or 2.6%, to $67.4 million during the 2017 quarter compared to the 2016 quarter. During the 2017 quarter, we experienced a 4.2% increase in room rates and a 66 basis point increase in occupancy. Rooms revenue from our eleven comparable hotel properties increased $902,000 due to a 68 basis point increase in occupancy and higher room rates of 1.6%. Rooms revenue decreased (i) $2.7 million at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016; (ii) $1.1 million at the San Francisco Courtyard Downtown as a result of a 843 basis point decrease in occupancy and a 0.7% decrease in room rates at the hotel due to a renovation during the 2017 quarter; (iii) $162,000 at the Key West Pier House as a result of a 344 basis point decrease in occupancy, partially offset by 2.1% higher room rates at the hotel; (iv) $145,000 at the Chicago Sofitel Magnificent Mile as a result of 5.1% lower room rates, partially offset by a 150 basis point increase in occupancy at the hotel; (v) $112,000 at the Plano Marriott Legacy Town Center as a result of 4.9% lower room rates, partially offset by a 281 basis point increase in occupancy at the hotel; (vi) $105,000 at the Philadelphia Courtyard as a result of 0.2% lower room rates and a 58 basis point decrease in occupancy at the hotel; and (vii) $94,000 at the Ritz-Carlton, St. Thomas as a result of an 80 basis point decrease in occupancy, partially offset by 1.2% higher room rates at the hotel. These decreases were partially offset by increases of (i) $1.6 million at the Capital Hilton as a result of 12.2% higher room rates and a 504 basis point increase in occupancy at the hotel; (ii) $426,000 at the Seattle Marriott Waterfront as a result of a 767 basis point increase in occupancy, partially offset by 0.6% lower room rates at the hotel; (iii) $301,000 at the Hilton La Jolla Torrey Pines as a result of 3.8% higher room rates and a 193 basis point increase in occupancy at the hotel; (iv) $167,000 at the Bardessono

Hotel as a result of 7.9% higher room rates and 39 basis point increase in occupancy at the hotel; and (v) $35,000 at the Tampa Renaissance as a result of 6.8% higher room rates, partially offset by a 411 basis point decrease in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue from our hotel properties decreased $392,000, or 1.6%, to $24.5 million during the 2017 quarter compared to the 2016 quarter. This decrease is due to a decrease of $269,000 at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016 and an aggregate decrease in food and beverage revenue of $1.1 million at the Ritz-Carlton, St. Thomas, Chicago Sofitel Magnificent Mile, Bardessono Hotel, Hilton La Jolla Torrey Pines, San Francisco Courtyard Downtown and Tampa Renaissance. These decreases were partially offset by higher aggregate food and beverage revenue of $983,000 at the Capital Hilton, Seattle Marriott Waterfront, Plano Marriott Legacy Town Center, Key West Pier House and Philadelphia Courtyard.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, decreased $283,000, or 5.0%, to $5.4 million during the 2017 quarter compared to the 2016 quarter. This decrease is attributable to an decrease of $182,000 at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016 and an aggregate decrease of $439,000 at the Bardessono Hotel, San Francisco Courtyard Downtown, Philadelphia Courtyard, Key West Pier House, Plano Marriott Legacy Town Center, Seattle Marriott Waterfront and Chicago Sofitel Magnificent Mile. This decrease was partially offset by higher aggregate other revenue at the Ritz-Carlton, St. Thomas, Hilton La Jolla Torrey Pines, Capital Hilton and Tampa Renaissance of approximately $338,000.
Other Non-Hotel Revenue. Other non-hotel revenue increased $7,000, or 21.2%, to $40,000 in the 2017 quarter compared to the 2016 quarter. The increase is attributable to higher Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense decreased $22,000, or 0.1%, to $15.8 million in the 2017 quarter compared to the 2016 quarter. The decrease is attributable to a decrease of $524,000 at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016, partially offset by an aggregate increase in rooms expense at our eleven comparable hotel properties of approximately $502,000.
Food and Beverage Expense. Food and beverage expense decreased $584,000, or 3.3%, to $16.9 million during the 2017 quarter compared to the 2016 quarter. The decrease is due to an aggregate decrease of $361,000 at our eleven comparable hotel properties and $223,000 from the sale of the Seattle Courtyard Downtown.
Other Operating Expenses. Other operating expenses decreased $608,000, or 2.1%, to $27.7 million in the 2017 quarter compared to the 2016 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $9,000 in direct expenses and $599,000 in indirect expenses and incentive management fees in the 2017 quarter compared to the 2016 quarter. Direct expenses were 1.9% of total hotel revenue for both the 2017 quarter and the 2016 quarter. The decrease in direct expenses is comprised of a decrease of $16,000 from the sale of the Seattle Courtyard Downtown partially offset by an aggregate increase of $7,000 at our eleven comparable hotel properties. The decrease in indirect expenses is primarily attributable to decreases in (i) repairs and maintenance of $235,000, including $150,000 from our eleven comparable hotel properties and $85,000 from the sale of the Seattle Courtyard Downtown; (ii) marketing costs of $185,000, comprised of $218,000 from the sale of the Seattle Courtyard Downtown, partially offset by an increase of $33,000 from our eleven comparable hotel properties; (iii) incentive management fees of $157,000, including $83,000 from our eleven comparable hotel properties and $74,000 from the sale of the Seattle Courtyard Downtown, and (iv) general and administrative costs of $129,000, comprised of a $317,000 decrease related to the sale of the Seattle Courtyard Downtown, partially offset by an increase of $187,000 from our eleven comparable hotel properties. These decreases were partially offset by increases in (i) energy costs of $98,000, comprised of an increase of $171,000 from our eleven comparable hotel properties, partially offset by a decrease of $73,000 resulting from the sale of the Seattle Courtyard Downtown and (ii) lease expense of $10,000, comprised of an increase of $13,000 from our eleven comparable hotel properties, partially offset by a decrease of $3,000 resulting from the sale of the Seattle Courtyard Downtown.
Management Fees. Base management fees decreased $262,000, or 6.9%, to $3.5 million in the 2017 quarter compared to the 2016 quarter. The decrease is comprised of a decrease of $223,000 as a result of the sale of the Seattle Courtyard Downtown on July 1, 2016 and $81,000 associated with the lower hotel revenue at the San Francisco Courtyard Downtown due to ongoing renovations. These decreases are partially offset by an aggregate increase of $42,000 from our ten remaining hotel properties which had higher hotel revenues in the 2017 quarter.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $31,000, or 0.6%, to $5.1 million in the 2017 quarter compared to the 2016 quarter, which is attributable to increases of $194,000 from our eleven comparable hotel properties partially offset by a decrease of $163,000 from the sale of the Seattle Courtyard Downtown.

Depreciation and Amortization. Depreciation and amortization increased $67,000, or 0.6%, to $12.0 million for the 2017 quarter compared to the 2016 quarter, which is due to an aggregate increase of $606,000 from our eleven comparable hotel properties partially offset by a decrease of $539,000 from the sale of the Seattle Courtyard Downtown.
Advisory Services Fee. Advisory services fee decreased $1.2 million, or 58.1%, to $865,000 in the 2017 quarter compared to the 2016 quarter as a result of decreases in equity-based compensation of $1.1 million, reimbursable expenses of $105,000 and base advisory fee of $22,000. In the 2017 quarter, we recorded an advisory services fee of $865,000 which included a base advisory fee of $2.0 million, reimbursable expenses of $547,000 and a credit to equity-based compensation expense in the amount of $1.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values at March 31, 2017 as compared to December 31, 2016. In the 2016 quarter, we incurred an advisory services fee of $2.1 million, which included a base advisory fee of $2.0 million, reimbursable expenses of $652,000 and a credit to equity-based compensation of $613,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Transaction Costs. In the 2017 quarter, we recorded transaction costs of $4.3 million primarily related to the acquisition of Park Hyatt Beaver Creek and transfer taxes.
Corporate General and Administrative. Corporate general and administrative expenses decreased $49,000, or 1.2%, to $3.9 million in the 2017 quarter compared to the 2016 quarter as a result of decreases in professional fees of $269,000, primarily related to the proxy contest and litigation in 2016 and lower public company costs of $64,000. These decreases were partially offset by higher miscellaneous expenses of $266,000 and equity-based compensation to non-employee directors of $18,000.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $2.7 million in the 2016 quarter related to our investment in the AQUA U.S. Fund. We did not have any equity in earnings (loss) in the 2017 quarter as this investment was liquidated in June 2016.
Interest Income. Interest income increased $80,000, or 250.0%, to $112,000 for the 2017 quarter compared to the 2016 quarter.
Other Income (Expense). Other income (expense) increased $147,000, from expense of $10,000 in 2016 quarter to expense of $157,000 in the 2017 quarter. In 2017, we recognized a realized loss of $157,000 related to options on futures contracts. In 2016, we recorded $10,000 of commissions paid upon purchasing options on futures contracts.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $2.4 million, or 22.9%, to $8.2 million for the 2017 quarter compared to the 2016 quarter. The decrease is primarily driven by lower interest expense from the sale of Seattle Courtyard Downtown on July 1, 2016 and the refinancing of three mortgage loans, partially offset by higher amortization of loan costs from the refinance and higher average LIBOR rates. The average LIBOR rates for the 2017 quarter and the 2016 quarter were 0.83% and 0.42%, respectively.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $4.6 million, or 307.0%, from an unrealized loss of $1.5 million to an unrealized gain of $3.1 million for the 2017 quarter compared to the 2016 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees were $2.0 million for the 2017 quarter, resulting from the write-off of unamortized loan costs of $107,000 and exit fees of $1.9 million associated with the refinancing of three mortgage loans maturing April of 2017. The mortgage loans were refinanced with a $365.0 million mortgage loan due February 2019. There were no write-off of loan costs and exit fees in the 2016 quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $898,000 for the 2017 quarter consisted of a $759,000 unrealized loss on interest rate floors, $256,000 unrealized loss on interest rate caps, partially offset by a $117,000 unrealized gain on options on futures contracts. Unrealized gain on derivatives of $3.5 million for the 2016 quarter consisted of a $3.6 million unrealized gain on interest rate floors and a $20,000 unrealized gain on options on futures contracts, partially offset by an unrealized loss on interest rate caps of $47,000. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax (Expense) Benefit. Income tax (expense) benefit increased $848,000, or 229.2%, from income tax expense of $370,000 in the 2016 quarter to an income tax benefit of $478,000 in the 2017 quarter. This change was primarily due to a decrease in the profitability of the Company’s taxable REIT subsidiaries in the 2017 period compared to the 2016 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. The noncontrolling interest partner in consolidated entities was allocated loss of $21,000 and income of $145,000 for the 2017 quarter and the 2016 quarter, respectively.

At both March 31, 2017 and 2016, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $255,000 and $150,000 for the 2017 quarter and the 2016 quarter, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 13.12% and 12.75% as of March 31, 2017 and 2016, respectively.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2016, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 10-K.
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
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 10-K. There have been no material changes in these critical accounting policies.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, FFO and AFFO are made to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, depreciation and amortization, income taxes and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction costs, write-off of loan costs and exit fees, legal, advisory and settlement costs and non-cash items such as other (income) expense, unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(289)	$(139)
(Income) loss from consolidated entities attributable to noncontrolling interest	21	(145)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	255	150
Net income (loss) attributable to the Company	(13)	(134)
Interest income	(112)	(32)
Interest expense and amortization of loan costs (1)	7,764	10,229
Depreciation and amortization (1)	11,251	11,200
Income tax expense (benefit) (1)	(501)	370
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(255)	(150)
EBITDA available to the Company and OP unitholders	18,134	21,483
Amortization of favorable (unfavorable) contract assets (liabilities)	49	(39)
Transaction costs	4,328	—
Other (income) expense	157	10
Write-off of loan costs and exit fees	1,963	—
Unrealized (gain) loss on investments	(3,091)	1,493
Unrealized (gain) loss on derivatives	898	(3,533)
Non-cash stock/unit-based compensation	(1,668)	(613)
Legal, advisory and settlement costs	2,945	3,313
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	2,650
Adjusted EBITDA available to the Company and OP unitholders	$23,715	$24,764
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended March 31,
	2017	2016
Interest expense and amortization of loan costs	$(438)	$(405)
Depreciation and amortization	(720)	(704)
Income tax expense (benefit)	(23)	—
We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, transaction costs, write-off of loan costs and exit fees, legal, advisory and settlement costs and non-cash items such as other (income) expense, unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(289)	$(139)
(Income) loss from consolidated entities attributable to noncontrolling interest	21	(145)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	255	150
Preferred dividends	(1,673)	(894)
Net income (loss) attributable to the Company	(1,686)	(1,028)
Depreciation and amortization on real estate (1)	11,251	11,200
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(255)	(150)
FFO available to common stockholders and OP unitholders	9,310	10,022
Preferred dividends	1,673	894
Transaction costs	4,328	—
Other (income) expense	157	10
Write-off of loan costs and exit fees	1,963	—
Unrealized (gain) loss on investments	(3,091)	1,493
Unrealized (gain) loss on derivatives	898	(3,533)
Non-cash, non-employee stock/unit-based compensation	(1,668)	(613)
Legal, advisory and settlement costs	2,945	3,313
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	2,650
Adjusted FFO available to the Company and OP unitholders	$16,515	$14,236
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended March 31,
	2017	2016
Depreciation and amortization on real estate	$(720)	$(704)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	358	100	358
Marriott	Plano, TX	Full	404	100	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott	San Francisco, CA	Select	405	100	405
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz Carlton, St. Thomas	St. Thomas, USVI	Full	180	100	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100	190
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296
Renaissance (2)	Tampa, FL	Full	293	100	293
Bardessono Hotel (3)	Yountville, CA	Full	62	100	62
Total			3,892		3,657
________

(1)	The ground lease expires in 2043.

(2)	The ground lease expires in 2080.

(3)	The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At March 31, 2017, our total indebtedness of $864.7 million included $856.6 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2017, would be approximately $2.1 million per year. Interest rate changes will have no impact on the remaining $8.1 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2017, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively for an initial total upfront cost of $3.5 million. Our total exposure is capped at our initial total cost of $3.5 million. These instruments have a maturity date of July 2020.
We have purchased options on Eurodollar futures, excluding those that have matured, to hedge our cash flow risk for total costs of $124,000. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three-month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Under the Settlement Agreement, the Company agreed to appoint to the Company’s board of directors two of the five individuals Sessa previously sought to nominate as directors of the Company (“Independent Designees”). The Company is required to make such appointments within two weeks of the date of the Settlement Agreement. Additionally, the Settlement Agreement provides that the Company and the Sessa Entities will work together in good faith to identify one additional director who will be independent of both the Company and Sessa (“Additional Independent Director”).
So long as the Sessa Entities satisfy certain ownership thresholds with respect to the Company’s common stock, the Company agreed to nominate: (i) the Independent Designees; (ii) the Additional Independent Director; and (iii) Montgomery J. Bennett, Stefani D. Carter, Kenneth H. Fearn, Douglas A. Kessler, Curtis B. McWilliams and Matthew D. Rinaldi (or their successors) at each of the 2017 and 2018 annual meetings of Company’s stockholders. In the case of any contested election of directors of the Company, the Sessa Entities have agreed to cause one or both of the Independent Designees to resign from the Board if the preliminary results provided by the inspector of elections at any meeting of stockholders of the Company prior to the closing of the polls indicates with reasonable certainty that any of the incumbent directors or their successors (other than the Independent Designees) will not be elected at such meeting but for the resignation of one or more of the Independent Designees.
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
Additionally, the Company agreed to pay the Sessa Entities $2.5 million, of which the Company was reimbursed $2.0 million by its insurance carrier. The net $500,000 expense was included in the Company’s consolidated statement of operations for the year ended December 31, 2016, and the $2.5 million payable and the $2.0 million receivable were included in the Company’s consolidated balance sheet as of December 31, 2016. The amounts were paid as of March 31, 2017.
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. The plaintiff’s response is due May 23, 2017. The outcome of this matter cannot be predicted with any certainty.

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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission,, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer

On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the three months ended March 31, 2017 and 2016. As of March 31, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
The following table provides the information with respect to purchases of our common stock during each of the months in the first quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	1,222	(1)	$13.44	(2)	—	$36,787,500
February 1 to February 28	1,513	(1) (3)	$13.02	(2)	—	$36,787,500
March 1 to March 31	9,468	(1) (3)	$10.61	(2)	—	$36,787,500
Total	12,203		$10.90		—
__________________

(1)
Includes 83, 54 and 80 shares in January, February and March, respectively, that were repurchased from Ashford Trust when former Ashford Trust employees who held restricted shares of Ashford Prime common stock they received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

(2)	There is no cost associated with the forfeiture of restricted shares of 1,139, 347 and 231 of our common stock in January, February and March, respectively.

(3)	Includes 1,112 shares and 9,157 shares in February and March, respectively, that were purchased from employees of Ashford LLC to satisfy stock vesting tax withholdings.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.3	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.4
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction, as filed with the State Department of Assessments and Taxation Maryland on June 11, 2015 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016)

3.5
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016)

3.6
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016)

3.7
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on April 27, 2016 (incorporated by reference to Exhibit 3.7 to the Current Report on Form 8-K filed on April 29, 2016)

3.8
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on March 3, 2017. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017)

3.9	Second Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 9, 2016)
10.1*
Agreement of Purchase and Sale, dated January 13, 2017 between Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (“Purchaser”) and Hotel Yountville, LLC a California limited liability company, Hotel Yountville Holdings, LLC, a California limited liability company, Altamura Family, LLC, a California limited liability company, and George Altamura, Jr., LLC, a California limited liability company (collectively “Seller”)

10.1.1*
First Amendment of Agreement of Purchase and Sale, dated January 30, 2017, between Hotel Yountville, LLC, a California limited liability company, Hotel Yountville Holdings, LLC, a California limited liability company, Altamura Family, LLC, a California limited liability company, and George Altamura, Jr., LLC, a California limited liability company, collectively, “Seller”) and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (“Purchaser”)

10.1.2*
Second Amendment of Agreement of Purchase and Sale , dated February 28, 2017, by and among Hotel Yountville, LLC, a California limited liability company, Hotel Yountville Holdings, LLC, a California limited liability company, Altamura Family, LLC, a California limited liability company, and George Altamura, Jr., LLC, a California limited liability company, collectively, “Seller”) and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (“Purchaser”)

10.2*
Sale and Purchase Agreement, dated March 9, 2017, by and between, WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company (“Seller”), and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (“Buyer”)

10.2.1*
First Amendment To Sale and Purchase Agreement, dated March 13, 2017, by and between WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company (“Seller”), and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (“Buyer”)

10.3
Loan Agreement, dated as of January 18, 2017, between Morgan Stanley Bank, N.A., as lender, Ashford Philadelphia Annex LP, Ashford Plano-M LP, Ashford San Francisco II LP, Ashford Seattle Waterfront LP and Ashford Tampa International Hotel, LP, as borrowers, and Ashford TRS Philadelphia Annex LLC, Ashford TRS Sapphire VII LLC and Ashford TRS SF LLC, as operating lessees (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2017)

10.4	Fourth Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017)
10.5
Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2017)

10.6
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2017)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	May 9, 2017	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 9, 2017	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer