Form 10-Q
period 2017-06-30
Ashford Hospitality Prime, Inc.
filed 2017-08-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	31,952,536
(Class)	Outstanding at August 4, 2017

ASHFORD HOSPITALITY PRIME, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Investments in hotel properties, gross	$1,518,286	$1,258,412
Accumulated depreciation	(265,807)	(243,880)
Investments in hotel properties, net	1,252,479	1,014,532
Cash and cash equivalents	129,675	126,790
Restricted cash	34,793	37,855
Accounts receivable, net of allowance of $92 and $96, respectively	18,607	18,194
Inventories	1,780	1,479
Note receivable	8,098	8,098
Deferred costs, net	835	1,020
Prepaid expenses	5,764	3,669
Investment in Ashford Inc., at fair value	9,935	8,407
Derivative assets	218	1,149
Other assets	5,542	2,249
Intangible assets, net	22,684	22,846
Due from Ashford Trust OP, net	—	488
Due from AQUA U.S. Fund	—	2,289
Due from related party, net	321	377
Due from third-party hotel managers	8,227	7,555
Total assets	$1,498,958	$1,256,997
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$907,002	$764,616
Accounts payable and accrued expenses	54,604	44,791
Dividends and distributions payable	8,356	5,038
Due to Ashford Trust OP, net	1	—
Due to Ashford Inc.	3,889	5,085
Due to affiliate	—	2,500
Due to third-party hotel managers	2,583	973
Intangible liability, net	3,597	3,625
Other liabilities	1,520	1,432
Total liabilities	981,552	828,060
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 and 2,890,850 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	106,129	65,960
Redeemable noncontrolling interests in operating partnership	47,550	59,544
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,952,536 and 26,021,552 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	319	260
Additional paid-in capital	467,866	401,790
Accumulated deficit	(99,060)	(93,254)
Total stockholders’ equity of the Company	369,125	308,796
Noncontrolling interest in consolidated entity	(5,398)	(5,363)
Total equity	363,727	303,433
Total liabilities and equity	$1,498,958	$1,256,997
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Rooms	$79,449	$79,583	$146,867	$148,834
Food and beverage	27,980	27,051	52,453	51,916
Other	8,626	5,761	13,991	11,409
Total hotel revenue	116,055	112,395	213,311	212,159
Other	37	37	77	70
Total revenue	116,092	112,432	213,388	212,229
EXPENSES
Hotel operating expenses:
Rooms	17,613	17,096	33,410	32,915
Food and beverage	19,263	18,267	36,124	35,712
Other expenses	32,021	30,335	59,752	58,674
Management fees	4,209	4,331	7,754	8,138
Total hotel expenses	73,106	70,029	137,040	135,439
Property taxes, insurance and other	5,370	4,514	10,444	9,557
Depreciation and amortization	13,469	11,263	25,440	23,167
Advisory services fee	3,143	5,835	4,008	7,899
Contract modification cost	5,000	—	5,000	—
Transaction costs	2,066	438	6,394	438
Corporate general and administrative	1,531	9,838	5,405	13,761
Total expenses	103,685	101,917	193,731	190,261
OPERATING INCOME (LOSS)	12,407	10,515	19,657	21,968
Equity in earnings (loss) of unconsolidated entity	—	63	—	(2,587)
Interest income	165	50	277	82
Other income (expense)	(113)	—	(270)	(10)
Interest expense and amortization of loan costs	(9,931)	(10,637)	(18,133)	(21,271)
Write-off of loan costs and exit fees	—	—	(1,963)	—
Unrealized gain (loss) on investment in Ashford Inc.	(1,563)	860	1,528	(633)
Unrealized gain (loss) on derivatives	(100)	2,597	(998)	6,130
INCOME (LOSS) BEFORE INCOME TAXES	865	3,448	98	3,679
Income tax (expense) benefit	(479)	(1,156)	(1)	(1,526)
NET INCOME (LOSS)	386	2,292	97	2,153
(Income) loss from consolidated entities attributable to noncontrolling interests	(1,614)	80	(1,593)	(65)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	343	(184)	598	(34)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(885)	2,188	(898)	2,054
Preferred dividends	(1,707)	(978)	(3,380)	(1,872)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,592)	$1,210	$(4,278)	$182
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.09)	$0.04	$(0.16)	$—
Weighted average common shares outstanding – basic	31,469	27,916	29,380	28,121
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.09)	$0.04	$(0.16)	$—
Weighted average common shares outstanding – diluted	31,469	32,418	29,380	28,224
Dividends declared per common share	$0.16	$0.12	$0.32	$0.22

See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$386	$2,292	$97	$2,153
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	386	2,292	97	2,153
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(1,614)	80	(1,593)	(65)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	343	(184)	598	(34)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(885)	$2,188	$(898)	$2,054
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount
Balance at January 1, 2017	26,022	$260	$401,790	$(93,254)	$(5,363)	$303,433	$59,544
Purchase of common stock	(17)	—	(194)	—	—	(194)	—
Equity-based compensation	—	—	(204)	—	—	(204)	(867)
Issuance of common stock	5,750	57	66,394	—	—	66,451	—
Issuance of restricted shares/units	195	2	(2)	—	—	—	21
Forfeiture of restricted common shares	(3)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(10,347)	—	(10,347)	—
Dividends declared – preferred stock	—	—	—	(3,380)	—	(3,380)	—
Distributions to noncontrolling interests	—	—	—	—	(1,628)	(1,628)	(1,649)
Redemption/conversion of operating partnership units	6	—	82	—	—	82	(82)
Net income (loss)	—	—	—	(898)	1,593	695	(598)
Redemption value adjustment	—	—	—	8,819	—	8,819	(8,819)
Balance at June 30, 2017	31,953	$319	$467,866	$(99,060)	$(5,398)	$363,727	$47,550
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$97	$2,153
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	25,440	23,167
Equity-based compensation	(1,071)	2,306
Bad debt expense	128	91
Amortization of loan costs	2,398	1,639
Write-off of loan costs and exit fees	1,963	—
Amortization of intangibles	93	27
Unrealized (gain) loss on investment in Ashford Inc.	(1,528)	633
Realized and unrealized (gain) loss on derivatives	1,269	(6,130)
Equity in (earnings) loss of unconsolidated entity	—	2,587
Deferred tax expense (benefit)	(216)	135
Payments for derivatives	—	(114)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	2,422	(4,624)
Prepaid expenses and other assets	(2,358)	(3,218)
Accounts payable and accrued expenses	92	14,046
Due to/from related party, net	56	(182)
Due to affiliate	(2,500)	—
Due to/from third-party hotel managers	5,013	(703)
Due to/from Ashford Trust OP, net	489	(513)
Due to/from Ashford Inc.	(1,271)	1,827
Other liabilities	88	116
Net cash provided by (used in) operating activities	30,604	33,243

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties, net of cash and restricted cash acquired	(243,666)	—
Proceeds from liquidation of AQUA U.S. Fund	2,289	43,489
Improvements and additions to hotel properties	(21,740)	(6,947)
Net cash provided by (used in) investing activities	(263,117)	36,542

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	483,500	—
Repayments of indebtedness	(335,458)	(4,252)
Payments of loan costs and exit fees	(9,832)	(20)
Payments for derivatives	(338)	(4)
Purchase of common stock	(119)	(24,705)
Payments for dividends and distributions	(12,058)	(7,582)
Issuance of preferred stock	40,169	4,387
Issuance of common stock	66,451	—
Distributions to a noncontrolling interest in a consolidated entity	—	(3,766)
Other	21	19
Net cash provided by (used in) financing activities	232,336	(35,923)
Net change in cash, cash equivalents and restricted cash	(177)	33,862
Cash, cash equivalents and restricted cash at beginning of period	164,645	138,174
Cash held for sale at end of period	—	(30)
Restricted cash held for sale at end of period	—	(1,640)
Cash, cash equivalents and restricted cash at end of period	$164,468	$170,366

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$16,134	$19,645
Income taxes paid	929	348
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock purchases accrued but not paid	—	5,457
Dividends and distributions declared but not paid	8,356	4,962
Capital expenditures accrued but not paid	1,498	734
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	1,628	—
Receivable related to liquidation of AQUA U.S. Fund	—	2,289
Accrued common stock offering expense	—	201
Accrued preferred stock offering expenses	—	479
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$126,790	$105,039
Restricted cash at beginning of period	37,855	33,135
Cash, cash equivalents and restricted cash at beginning of period	$164,645	$138,174

Cash and cash equivalents at end of period	$129,675	$130,014
Cash and cash equivalents at end of period included in assets held for sale	—	30
Restricted cash at end of period	34,793	40,352
Restricted cash at end of period included in assets held for sale	—	1,640
Cash, cash equivalents and restricted cash at end of period	$164,468	$172,036
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
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC” or the “Advisor”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from Ashford Hospitality Trust, Inc. (“Ashford Trust”). All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of June 30, 2017, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
The accompanying condensed consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of June 30, 2017, own and operate thirteen hotel properties in seven states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotel properties represent 3,975 total rooms, or 3,740 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of June 30, 2017, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property located in the U.S. Virgin Islands is owned by our U.S. Virgin Islands TRS. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations. As of June 30, 2017, ten of the thirteen hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Corporation (“Hyatt”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Ashford Hospitality Prime, Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017.

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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

•	On July 1, 2016, we sold the Courtyard Seattle Downtown.

•
On March 31, 2017, we acquired the Park Hyatt Beaver Creek Resort & Spa, and on May 11, 2017, we acquired the Hotel Yountville. The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. For the three and six months ended June 30, 2017 and 2016, we have not recorded any impairment charges.
Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.6% ownership interest in Ashford Inc. and had a fair value of $9.9 million at June 30, 2017. This investment would typically be accounted for under the equity method of accounting, under Accounting Standards Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Revenue Recognition—Hotel revenues, including room, food, beverage and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue.
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
Recently Adopted Accounting Standards—In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result net cash provided by operating activities increased $13.7 million and net cash provided by investing activities decreased $4.8 million for the six months ended June 30, 2016. Our beginning-of-period cash, cash equivalents and restricted cash increased $37.9 million and $33.1 million in 2017 and 2016, respectively.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The FASB has also issued additional updates that further clarify the requirements of Topic 606 and provide implementation guidance. Early adoption is permitted for fiscal periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are continuing to evaluate the effect of the standard on our condensed consolidated financial statements, including as it pertains to accounting for real estate sales, and continue to evaluate the available transition methods. However, we have not yet selected a transition method. Based on our initial and ongoing assessment of ASU 2014-09, we do not currently believe there will be a material impact to the amount or timing of revenue recognition for rooms revenue, food and beverage revenue and other hotel revenue.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our condensed consolidated financial statements, we expect the primary impact to our condensed consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our condensed consolidated balance sheets resulting in the recording of ROU assets and lease obligations.

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
In May 2017, the FASB issued ASU 2017-09 (“ASU 2017-09”), Scope of Modification Accounting, which amended Accounting Standards Code Topic 718. Presently, ASC 718, Stock Compensation, defines a modification as “a change in any of the terms or conditions of a share-based payment award.” The definition is broad and its interpretation in practice results in diversity as to whether a change to the terms or conditions of an award is substantive. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions: (1) the award’s fair value (or calculated value or intrinsic value, if those measurement methods are used), (2) the award’s vesting conditions and (3) the award’s classification as an equity or liability instrument. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact that ASU 2017-09 will have on our consolidated financial statements and related disclosures.
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$347,662	$210,696
Buildings and improvements	1,071,359	972,412
Furniture, fixtures and equipment	93,400	70,922
Construction in progress	5,865	4,382
Total cost	1,518,286	1,258,412
Accumulated depreciation	(265,807)	(243,880)
Investments in hotel properties, net	$1,252,479	$1,014,532

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
We prepared the purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm during the three months ended June 30, 2017. The final purchase price allocation resulted in adjustments to land, buildings and improvements and furniture, fixtures and equipment. These adjustments did not result in any changes to depreciation expense as the acquisition closed on March 31, 2017. This valuation is considered a Level 3 valuation technique.
The following table summarizes the preliminary estimated fair value of the assets acquired in the acquisition (in thousands):

	Preliminary Allocations as of March 31, 2017	Adjustments	Final Allocations as of June 30, 2017
Land	$92,470	$(3,353)	$89,117
Buildings and improvements	47,724	3,545	51,269
Furniture, fixtures and equipment	5,306	(192)	5,114
	$145,500	$—	$145,500
Net other assets (liabilities)	$4,528	$(721)	$3,807
The results of operations of the hotel property have been included in our results of operations since the acquisition date. For both the three and six months ended June 30, 2017, we have included total revenue of $4.9 million and net loss of $2.0 million, in our condensed consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016 are included below under “Pro Forma Financial Results.”
Hotel Yountville
On May 11, 2017, we acquired a 100% interest in the Hotel Yountville in Yountville, California for total consideration of $96.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $51.0 million mortgage loan. See note 7.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the preliminary estimated fair value of the assets acquired in the acquisition (in thousands):

Land	$47,849
Buildings and improvements	41,216
Furniture, fixtures and equipment	7,351
96,416
Inventories	84
96,500

Net other assets (liabilities)	$(2,141)
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. For both the three and six months ended June 30, 2017, we have included total revenue of $2.4 million and net income of $297,000, in our condensed consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016 are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2016, and the removal of $2.1 million and $5.0 million of non-recurring transaction costs directly attributable to the acquisitions for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue	$117,662	$121,418	$236,474	$242,138
Net income (loss)	1,936	1,352	9,509	6,054
Net income (loss) attributable to common stockholders	(1,223)	394	3,921	3,590
Pro Forma income per share:
Basic	$(0.04)	$0.01	$0.12	$0.12
Diluted	$(0.04)	$0.01	$0.12	$0.12
Weighted average common shares outstanding (in thousands):
Basic	31,469	27,916	29,380	28,121
Diluted	31,469	28,005	29,553	32,812

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
We included the results of operations for these assets through the date of disposition as shown in the condensed consolidated statements of operations for the three and six months ended June 30, 2016. The following table includes the condensed financial information from this hotel property (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Total hotel revenue	$4,808	$7,995
Total hotel operating expenses	(2,704)	(4,462)
Operating income (loss)	2,104	3,533
Property taxes, insurance and other	(167)	(330)
Depreciation and amortization	(295)	(834)
Interest expense and amortization of loan costs	(862)	(1,709)
Income (loss) before income taxes	780	660
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(102)	(87)
Income (loss) before income taxes attributable to the Company	$678	$573
5. Note Receivable
As of June 30, 2017 and December 31, 2016, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 7.
6. Investment in Unconsolidated Entity
Ashford Inc.
As of June 30, 2017 and December 31, 2016, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share was $50.98 and $43.14 as of June 30, 2017 and December 31, 2016, respectively. This represented an approximate 9.6% ownership interest in Ashford Inc. for both June 30, 2017 and December 31, 2016. See notes 10 and 11.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, and the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2017	December 31, 2016
Total assets	$79,465	$129,797
Total liabilities	45,003	38,168
Redeemable noncontrolling interests	1,766	1,480
Total stockholders’ equity of Ashford Inc.	32,093	37,377
Noncontrolling interests in consolidated entities	603	52,772
Total equity	32,696	90,149
Total liabilities and equity	$79,465	$129,797
Our investment in Ashford Inc., at fair value	$9,935	$8,407
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenue	$19,639	$18,152	$32,652	$31,561
Total operating expenses	(18,221)	(20,344)	(33,370)	(34,265)
Operating income (loss)	1,418	(2,192)	(718)	(2,704)
Realized and unrealized gain (loss) on investment in unconsolidated entity	—	—	—	(1,460)
Realized and unrealized gain (loss) on investments	(16)	236	(91)	(5,448)
Other	10	22	128	(80)
Income tax (expense) benefit	(8,643)	655	(9,273)	15
Net income (loss)	(7,231)	(1,279)	(9,954)	(9,677)
(Income) loss from consolidated entities attributable to noncontrolling interests	190	(182)	165	6,366
Net (income) loss attributable to redeemable noncontrolling interests	332	355	695	473
Net income (loss) attributable to Ashford Inc.	$(6,709)	$(1,106)	$(9,094)	$(2,838)
Our unrealized gain (loss) on investment in Ashford Inc.	$(1,563)	$860	$1,528	$(633)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2017	December 31, 2016
Secured revolving credit facility(3)	None	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—
Mortgage loan(10)	3 hotels	April 2017	5.95%	—	245,307
Mortgage loan(10)	1 hotel	April 2017	5.95%	—	55,915
Mortgage loan(7) (10)	1 hotel	April 2017	5.91%	—	32,879
Mortgage loan(6)	1 hotel	December 2017	LIBOR(1) + 4.95%	42,000	42,000
Mortgage loan(6)	1 hotel	December 2017	LIBOR(1) + 4.95%	40,000	40,000
Mortgage loan(4)	1 hotel	March 2018	LIBOR(1) + 2.30%	80,000	80,000
Mortgage loan(5)	1 hotel	March 2018	LIBOR(1) + 2.25%	70,000	70,000
TIF loan(7) (8)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan(7) (10)	5 hotels	February 2019	LIBOR(1) + 2.58%	365,000	—
Mortgage loan(6)	1 hotel	April 2019	LIBOR(1) + 2.75%	67,500	—
Mortgage loan(9)	2 hotels	November 2019	LIBOR(1) + 2.65%	191,408	192,765
Mortgage loan	1 hotel	May 2022	LIBOR(1) + 2.55%	51,000	—
				915,006	766,964
Deferred loan costs, net				(8,004)	(2,348)
Indebtedness, net				$907,002	$764,616
__________________

(1)	LIBOR rates were 1.224% and 0.772% at June 30, 2017 and December 31, 2016, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

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
On March 31, 2017, in connection with the acquisition of the Park Hyatt Beaver Creek, we completed the financing of a $67.5 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Park Hyatt Beaver Creek.
On May 11, 2017, in connection with the acquisition of the Hotel Yountville, we completed the financing of a $51.0 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated maturity date of the mortgage loan is May 2022. The mortgage loan is secured by the Hotel Yountville.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
8. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(885)	$2,188	$(898)	$2,054
Less: Dividends on preferred stock	(1,707)	(978)	(3,380)	(1,872)
Less: Dividends on common stock	(5,036)	(3,140)	(10,069)	(5,977)
Less: Dividends on unvested performance stock units	(86)	(19)	(153)	(54)
Less: Dividends on unvested restricted shares	(75)	(13)	(125)	(22)
Undistributed net income (loss) allocated to common stockholders	(7,789)	(1,962)	(14,625)	(5,871)
Add back: Dividends on common stock	5,036	3,140	10,069	5,977
Distributed and undistributed net income (loss) - basic and diluted	$(2,753)	$1,178	$(4,556)	$106
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	184	—	—
Distributed and undistributed net income (loss) - diluted	$(2,753)	$1,362	$(4,556)	$106

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	31,469	27,916	29,380	28,121
Effect of assumed conversion of operating partnership units	—	4,413	—	—
Incentive fee shares	—	89	—	103
Weighted average common shares outstanding – diluted	31,469	32,418	29,380	28,224

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.09)	$0.04	$(0.16)	$—
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.09)	$0.04	$(0.16)	$—

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$75	$13	$125	$22
Income (loss) allocated to unvested performance stock units	86	19	153	54
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(343)	—	(598)	34
Dividends on preferred stock	1,707	978	3,380	1,872
Total	$1,525	$1,010	$3,060	$1,982
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	113	63	82	55
Effect of unvested performance stock units	—	108	—	54
Effect of assumed conversion of operating partnership units	4,290	—	4,256	4,589
Effect of assumed conversion of preferred stock	6,560	3,562	5,555	3,501
Effect of incentive fee shares	124	—	153	—
Total	11,087	3,733	10,046	8,199
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
During the six months ended June 30, 2017, we entered into interest rate caps with notional amounts totaling $619.5 million and strike rates ranging from 3.00% to 5.35%. These interest rate caps have effective dates from January 2017 to May 2017, maturity dates from March 2018 to May 2019, and a total cost of $338,000. These instruments were not designated as cash flow hedges.
During the six months ended June 30, 2016, concurrent with the extension of our $80.0 million mortgage loan, we extended our existing interest rate cap with a notional amount of $80.0 million, maturity date of March 2017 and a strike rate of 5.78% for a total cost of $5,000. This instrument was not designated as a cash flow hedge.
As of June 30, 2017, we held interest rate caps with notional amounts totaling $847.5 million and strike rates ranging from 2.00% to 5.43%. These instruments cap the interest rates on our mortgage loans with an aggregate principal balance of $906.9 million and maturity dates from December 2017 to May 2022. These instruments have maturity dates ranging from December 2017 to May 2019. As of June 30, 2017, we held interest rate floors with notional amounts totaling $3.0 billion and a strike rate of -0.25% and a maturity date of July 2020.
Options on Futures Contracts—During the six months ended June 30, 2016, we purchased options on Eurodollar futures for a total cost of $124,000 and a maturity date of June 2017. During the six months ended June 30, 2017, we made no such purchases.

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

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
June 30, 2017
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$197	$197
Interest rate derivatives - caps	—	21	21
Options on futures contracts	—	—	—
	—	218	218	(1)
Non-derivative assets:
Investment in Ashford Inc.	9,935	—	9,935
Total	$9,935	$218	$10,153

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Total
December 31, 2016
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1,091	$1,091
Options on futures contracts	58	—	58
	58	1,091	1,149	(1)
Non-derivative assets:
Investment in Ashford Inc.	8,407	—	8,407
Total	$8,465	$1,091	$9,556
__________________

(1)	Reported as “derivative assets” in the condensed consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Assets
Derivative assets:
Interest rate derivatives - floors	$(135)		$2,687		$(894)		$6,247
Interest rate derivatives - caps	(61)		(13)		(317)		(60)
Options on futures contracts	(19)		(77)		(58)		(57)

Non-derivative assets:
Investment in Ashford Inc.	(1,563)		860		1,528		(633)
Total	$(1,778)		$3,457		$259		$5,497
Total combined
Interest rate derivatives - floors	$(135)		$2,687		$(894)		$6,247
Interest rate derivatives - caps	(61)		(13)		(317)		(60)
Options on futures contracts	96		(77)		213		(57)
Unrealized gain (loss) on derivatives	(100)		2,597		(998)		$6,130
Realized gain (loss) on options on futures contracts	(115)	(1)	—	(1)	(271)	(1)	—	(1)
Unrealized gain (loss) on investment in Ashford Inc.	(1,563)		860		1,528		(633)
Net	$(1,778)		$3,457		$259		$5,497
__________________

(1)	Included in “other income (expense)” in the condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$9,935	$9,935	$8,407	$8,407
Derivative assets	218	218	1,149	1,149
Financial assets not measured at fair value:
Cash and cash equivalents	$129,675	$129,675	$126,790	$126,790
Restricted cash	34,793	34,793	37,855	37,855
Accounts receivable, net	18,607	18,607	18,194	18,194
Note receivable	8,098	8,348 to 9,227	8,098	8,511 to 9,407
Due from Ashford Trust OP, net	—	—	488	488
Due from AQUA U.S. Fund	—	—	2,289	2,289
Due from related party, net	321	321	377	377
Due from third-party hotel managers	8,227	8,227	7,555	7,555
Financial liabilities not measured at fair value:
Indebtedness	$915,006	$863,208 to $954,071	$766,964	$ 726,774 to $ 803,276
Accounts payable and accrued expenses	54,604	54,604	44,791	44,791
Dividends and distributions payable	8,356	8,356	5,038	5,038
Due to Ashford Trust OP, net	1	1	—	—
Due to Ashford Inc.	3,889	3,889	5,085	5,085
Due to affiliate	—	—	2,500	2,500
Due to third-party hotel managers	2,583	2,583	973	973
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at June 30, 2017 and December 31, 2016. We estimated the fair value of the note receivable to be approximately 3.1% to 13.9% higher than the carrying value of $8.1 million at June 30, 2017 and approximately 5.1% to 16.2% higher than the carrying value of $8.1 million at December 31, 2016. This is considered a Level 2 valuation technique.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.3% to 104.3% of the carrying value of $915.0 million at June 30, 2017 and approximately 94.8% to 104.7% of the carrying value of $767.0 million at December 31, 2016. This is considered a Level 2 valuation technique.
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
The compensation committee of the board of directors of the Company approves performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of the Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% of the target number based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of June 30, 2017, a total of 983,000 performance-based LTIP units representing 200% of the target were issued. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees.
The unamortized fair value of performance-based LTIP units of $1.9 million at June 30, 2017 will be expensed over a period of 2.5 years, subject to future mark to market adjustments. We recorded credits to compensation expense in the amount of $57,000 and $1.1 million for the three and six months ended June 30, 2017, respectively, due to lower fair values as compared to prior periods. For the three and six months ended June 30, 2016, this expense was $1.0 million and $691,000, respectively. The related amounts are included in “advisory services fee” on our condensed consolidated statements of operations.
As of June 30, 2017, we have issued a total of 1.5 million LTIP units (including performance-based LTIP units), all of which, other than approximately 3,000 LTIP units issued in March 2015, 6,000 LTIP units issued in May 2015, 389,000 performance-based LTIP units issued in June 2015, 312,000 performance-based LTIP units issued in October 2016, 141,000 LTIP units issued in April 2017, 281,000 performance-based LTIP units issued in April 2017 and 6,000 LTIP units issued in June 2017, had reached full economic parity with, and are convertible into, common units. For the three and six months ended June 30, 2017, compensation expense of $130,000 and $173,000, respectively, was recorded related to the LTIP units issued to Ashford LLC’s employees. For the three and six months ended June 30, 2016, this expense was $627,000 and $713,000 respectively. These amounts are included in “advisory services fee.” Expense of $64,000 was recorded for both the three and six months ended June 30, 2017 and expense of $44,000 was recorded for both the three and six months ended June 30, 2016, respectively, which was related to LTIP units issued to our independent directors. These amounts are included in “corporate general and administrative” expense in our condensed consolidated statements of operations. The fair value of the unrecognized cost of LTIP units, which was $1.4 million at June 30, 2017, will be amortized over a period of 2.8 years, subject to future mark to market adjustments.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three and six months ended June 30, 2017, approximately 1,000 and 6,000 common units with an aggregate redemption fair value of $15,000 and $82,000, respectively, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption. During the three and six months ended June 30, 2016, no common units were redeemed.
Redeemable noncontrolling interests in Ashford Prime OP as of June 30, 2017 and December 31, 2016, were $47.6 million and $59.5 million, respectively, which represented ownership of our operating partnerships of 11.71% and 13.19%, respectively. The carrying value of redeemable noncontrolling interests as of June 30, 2017 and December 31, 2016, included adjustments of $24,000 and $8.9 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three and six months ended June 30, 2017, we allocated net loss of $343,000 and $598,000 to the redeemable noncontrolling interests, respectively. For the three and six months ended June 30, 2016, we allocated net income of $184,000 and $34,000 to the redeemable noncontrolling interests, respectively. For the three and six months ended June 30, 2017, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $859,000 and $1.6 million, respectively. For the three and six months ended June 30, 2016, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $572,000 and $1.1 million, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
13. Equity and Stock-Based Compensation
Equity Offering—On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expense were approximately $66.5 million.
Dividends—Common stock dividends declared for the three and six months ended June 30, 2017, were $5.1 million and $10.2 million, respectively. Common stock dividends declared for the three and six months ended June 30, 2016, were $3.2 million and $6.0 million, respectively.
Performance Stock Units—The compensation committee of the board of directors of the Company approves grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period of three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At June 30, 2017, the outstanding PSUs had a fair value of $3.0 million. We recorded credits to compensation expense in the amount of $8,000 and $808,000 for the three and six months ended June 30, 2017, respectively, due to lower fair values of the PSUs. We recorded expense of $810,000 and $412,000 for the three and six months ended June 30, 2016, respectively, These amounts are included in “advisory services fee” on our condensed consolidated statements of operations. As of June 30, 2017, we had unamortized compensation expense of $2.1 million related to PSUs which is expected to be recognized over a period of 2.5 years, subject to future mark to market adjustments.
Restricted Stock Units—Stock-based compensation expense of $271,000 and $389,000 was recognized for the three and six months ended June 30, 2017, respectively, in connection with restricted stock units awarded to employees of Ashford LLC and is included in “advisory services fee” on our condensed consolidated statements of operations. For the three and six months ended June 30, 2016, this expense was $246,000 and $269,000, respectively. There were also restricted stock units granted to certain employees of Remington Lodging, and the associated expenses are recorded as a component of “management fees” on our condensed consolidated statements of operations. For both the three and six months ended June 30, 2017, expense related to such grants was $34,000. In addition, stock-based compensation expense of $163,000 and $181,000 was recognized for the three and six months ended June 30, 2017, respectively, and expense of $177,000 was recognized for both the three and six months ended June 30, 2016 in connection with common stock issued to our independent directors, which vested immediately, and is included in “corporate general and administrative” expense on our condensed consolidated statements of operations. At June 30, 2017, the outstanding restricted shares had a fair value of $4.8 million. At June 30, 2017, the unamortized cost of the unvested shares of restricted stock was $4.2 million, which will be expensed over a period of 4.4 years, subject to future mark to market adjustments, and have vesting dates between February 2018 and November 2021.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock Repurchases—On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the three and six months ended June 30, 2017, pursuant to this authorization. For both the three and six months ended June 30, 2016, we repurchased 2.2 million shares for approximately $30.0 million. As of June 30, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.4) million and $(5.4) million at June 30, 2017 and December 31, 2016, respectively. Our ownership interest is reported in equity in the condensed consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated net income of $1.6 million and $1.6 million for the three and six months ended June 30, 2017, respectively, and allocated loss of $80,000 and income of $65,000 for the three and six months ended June 30, 2016, respectively.
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
On March 7, 2017, we closed an offering of approximately 2.0 million shares of our Series B Preferred Stock at $20.19 per share for gross proceeds of $39.9 million. The net proceeds to us, after underwriting discounts and offering expenses were approximately $38.2 million. Dividends on the Series B Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. On March 31, 2017, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of the Series B Preferred Stock, which closed on April 5, 2017. The net proceeds from the partial exercise of the over-allotment option after underwriting discounts were approximately $1.9 million.
At June 30, 2017, we had 5.0 million outstanding shares of Series B Preferred Stock which do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because these contain certain cash redemption features that are outside our control. As such, the Series B Preferred Stock is classified outside of permanent equity.
The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the three and six months ended June 30, 2017, we declared dividends of $1.7 million and $3.4 million respectively, with respect to shares of Series B Preferred Stock. For the three and six months ended June 30, 2016, we declared dividends of $978,000 and $1.9 million, respectively, with respect to shares of Series B Preferred Stock.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2017, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at June 30, 2017, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 2019 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2013 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition has been scheduled for October 25, 2017.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2017 and December 31, 2016, all of our hotel properties were in the U.S. and its territories.
17. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a quarterly base fee that is a percentage of our total market capitalization on a declining sliding scale plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 0.70%), subject to a minimum quarterly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). Prior to the effectiveness of the amended and restated advisory agreement discussed below, the range of base fees on the scale was between 0.70% and 0.50% per annum for total market capitalization that

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ranges from less than $6.0 billion to greater than $10.0 billion. Upon effectiveness the quarterly base fee is fixed at 0.70%. We are also required to pay Ashford LLC an incentive fee that is earned annually by Ashford LLC in each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Inc. (the “Fourth Amended and Restated Advisory Agreement”) that amends and restates our advisory agreement discussed herein. On June 9, 2017, our stockholders approved the Fourth Amended and Restated Advisory Agreement which became effective on June 21, 2017. The material terms of the Fourth Amended and Restated Advisory Agreement include:

•
we made a cash payment to Ashford LLC of $5.0 million on June 21, 2017, which is included in “contract modification cost” on our condensed consolidated statements of operations for both the three and six months ended June 30, 2017, at which time the Fourth Amended and Restated Advisory Agreement became effective;

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

•
we will be incentivized to grow our assets under a “growth covenant” in the Fourth Amended and Restated Advisory Agreement under which we will receive a deemed credit against a base amount of $45.0 million for: 3.75% of the total purchase price of each hotel acquired after the date of the Fourth Amended and Restated Advisory Agreement that was recommended by Ashford LLC, netted against 3.75% of the total sale price of each hotel sold after the date of the Fourth Amended and Restated Advisory Agreement. The difference between $45.0 million and such net credit, if any, is referred to as the “Uninvested Amount.” If the Fourth Amended and Restated Advisory Agreement is terminated, other than due to certain acts by Ashford LLC, we must pay Ashford LLC the Uninvested Amount, in addition to any termination fee payable under the Fourth Amended and Restated Advisory Agreement;

•
the Fourth Amended and Restated Advisory Agreement requires us to maintain a net worth of not less than $390 million plus 75% of the equity proceeds from the sale of securities by us after December 31, 2016 and a covenant prohibiting us from paying dividends except as required to maintain our REIT status if paying the dividend would reduce our net worth below the required minimum net worth;

•
the initial term of the Fourth Amended and Restated Advisory Agreement ends on the 10th anniversary of its effective date, subject to renewal by Ashford LLC for up to seven additional successive 10-year terms;

•	the base management fee payable to Ashford LLC will be fixed at 0.70%, and the fee will be payable on a monthly basis;

•	reimbursements of expenses to Ashford LLC will be made monthly in advance, based on an annual expense budget, with a quarterly true-up for actual expenses;

•	our right to terminate the advisory agreement due to a change of control of Ashford LLC has been eliminated;

•
our rights to terminate the advisory agreement at the end of each term upon payment of the termination fee based on the parties being unable to agree on new market-based fees or advisor’s performance have been eliminated; however, the Fourth Amended and Restated Advisory Agreement provides a mechanism for the parties to renegotiate the fees payable to Ashford LLC at the end of each term based on then prevailing market conditions, subject to floors and caps on the changes;

•
if a Change of Control (as defined in the Fourth Amended and Restated Advisory Agreement) is pending, we have agreed to deposit not less than 50%, and in certain cases 100%, of the applicable termination fee in escrow, with the payment of any remaining amounts owed to Ashford LLC secured by a letter of credit and/or first priority lien on certain assets;

•
our ability to terminate the Fourth Amended and Restated Advisory Agreement due to a material default by Ashford LLC is limited to instances where a court finally determines that the default had a material adverse effect on us and Ashford LLC fails to pay monetary damages in accordance with the Fourth Amended and Restated Advisory Agreement; and

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•
if we repudiate the Fourth Amended and Restated Advisory Agreement through actions or omissions that constitute a repudiation as determined by a final non-appealable order from a court of competent jurisdiction, we will be liable to Ashford LLC for a liquidated damages amount.

The following table summarizes the advisory services fee incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Advisory services fee
Base advisory fee	$2,276	$2,206	$4,279	$4,231
Reimbursable expenses (1)	532	645	1,079	1,297
Equity-based compensation (2)	335	2,699	(1,350)	2,086
Incentive fee	—	285	—	285
Total	$3,143	$5,835	$4,008	$7,899
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
At June 30, 2017 and December 31, 2016, we held a due to Ashford Trust OP, net, of $1,000 and a due from Ashford Trust OP, net, of $488,000, respectively, which are both associated with certain expenses. At June 30, 2017 and December 31, 2016, the balance in due to Ashford Inc., which is primarily associated with advisory services fee payable, was $3.9 million and $5.1 million, respectively. In addition, at December 31, 2016, we held a receivable from the AQUA U.S. Fund of $2.3 million, associated with the hold back from the AQUA U.S. Fund, of which the funds were received during the first quarter of 2017.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Prime, were granted approximately 22,000 and 22,000 shares of restricted stock under the Ashford Prime Stock Plan in 2016 and 2017, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our condensed consolidated statements of operations. For both the three and six months ended June 30, 2017, expense related to such grants was $34,000. The unamortized fair value of these grants was $325,000 as of June 30, 2017, which will be amortized over a period of 2.8 years.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Ashford Prime” refer to Ashford Hospitality Prime, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Ashford Prime OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a wholly-owned subsidiary of Ashford Inc. “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Ashford Prime TRS Corporation, a Delaware corporation, which we refer to as “Ashford Prime TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton St. Thomas hotel.
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
factors discussed in our Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 and amended on March 16, 2017 (the “2016 10-K”), including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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
We operate in the direct hotel investment segment of the hotel lodging industry. As of August 4, 2017, we own interests in thirteen hotel properties in seven states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,975 total rooms, or 3,740 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Pursuant to the termination provisions of the Fourth Amended and Restated Advisory Agreement, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended June 30, 2017 are as follows (in thousands):

Revenues	$13,519
Expenses	4,859
Net Earnings	$8,660
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

On January 24, 2017, we entered into the Fourth Amended and Restated Advisory Agreement with Ashford Inc. that amends and restates our advisory agreement discussed herein. On June 9, 2017, we held our annual meeting of stockholders, at which our stockholders approved the Fourth Amended and Restated Advisory Agreement. The material terms of the Fourth Amended and Restated Advisory Agreement include:

•	we made a cash payment to Ashford LLC of $5.0 million on June 21, 2017 at which time the Fourth Amended and Restated Advisory Agreement became effective;

•	the termination fee payable to Ashford LLC has been amended by eliminating the 1.1x multiplier and tax gross up components of the fee;

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

•
we will be incentivized to grow our assets under a “growth covenant” in the Fourth Amended and Restated Advisory Agreement under which we will receive a deemed credit against a base amount of $45.0 million for: 3.75% of the total purchase price of each hotel acquired after the date of the Fourth Amended and Restated Advisory Agreement that was recommended by Ashford LLC, netted against 3.75% of the total sale price of each hotel sold after the date of the Fourth Amended and Restated Advisory Agreement. The difference between $45.0 million and such net credit, if any, is referred to as the “Uninvested Amount.” If the Fourth Amended and Restated Advisory Agreement is terminated, other than due to certain acts by Ashford LLC, we must pay Ashford LLC the Uninvested Amount, in addition to any termination fee payable under the Fourth Amended and Restated Advisory Agreement;

•
the Fourth Amended and Restated Advisory Agreement requires us to maintain a net worth of not less than $390 million plus 75% of the equity proceeds from the sale of securities by us after December 31, 2016 and a covenant prohibiting us from paying dividends except as required to maintain our REIT status if paying the dividend would reduce our net worth below the required minimum net worth;

•
the initial term of the Fourth Amended and Restated Advisory Agreement ends on the 10th anniversary of its effective date, subject to renewal by Ashford LLC for up to seven additional successive 10-year terms;

•	the base management fee payable to Ashford LLC will be fixed at 0.70%, and the fee will be payable on a monthly basis;

•	reimbursements of expenses to Ashford LLC will be made monthly in advance, based on an annual expense budget, with a quarterly true-up for actual expenses;

•	our right to terminate the advisory agreement due to a change of control of Ashford LLC has been eliminated;

•
our rights to terminate the advisory agreement at the end of each term upon payment of the termination fee based on the parties being unable to agree on new market-based fees or advisor’s performance have been eliminated; however, the Fourth Amended and Restated Advisory Agreement provides a mechanism for the parties to renegotiate the fees payable to Ashford LLC at the end of each term based on then prevailing market conditions, subject to floors and caps on the changes;

•
if a Change of Control (as defined in the Fourth Amended and Restated Advisory Agreement) is pending, we have agreed to deposit not less than 50%, and in certain cases 100%, of the applicable termination fee in escrow, with the payment of any remaining amounts owed to Ashford LLC secured by a letter of credit and/or first priority lien on certain assets;

•
our ability to terminate the Fourth Amended and Restated Advisory Agreement due to a material default by Ashford LLC is limited to instances where a court finally determines that the default had a material adverse effect on us and Ashford LLC fails to pay monetary damages in accordance with the Fourth Amended and Restated Advisory Agreement; and

•
if we repudiate the Fourth Amended and Restated Advisory Agreement through actions or omissions that constitute a repudiation as determined by a final non-appealable order from a court of competent jurisdiction, we will be liable to Ashford LLC for a liquidated damages amount.

On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of our common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expenses were approximately $66.5 million.
On March 7, 2017, we closed an offering of approximately 2.0 million shares of our 5.5% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) at $20.19 per share for gross proceeds of $39.9 million. The net proceeds, after underwriting discounts and offering expenses were approximately $38.2 million. Dividends on the Series B Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. On March 31, 2017, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of the Series B Preferred Stock, which closed on April 5, 2017. The net proceeds from the partially exercised over-allotment after underwriting discounts were approximately $1.9 million.
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
On May 11, 2017, we acquired a 100% interest in Hotel Yountville in Yountville, California for total consideration of $96.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $51.0 million mortgage loan. This loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated maturity date of the mortgage loan is May 2022. The mortgage loan is secured by Hotel Yountville.
On June 9, 2017, the Company’s stockholders elected two candidates to the Company’s board of directors previously nominated by Sessa Capital (Master), L.P. (“Sessa”) as part of the settlement of its litigation with the Company. Effective July 9, 2017, both directors resigned. Under the terms of the settlement agreement Sessa may nominate two new candidates.
On June 20, 2017, we announced that we have entered into an agreement with Marriott to convert the Philadelphia Courtyard to an Autograph Collection property.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 68.5% and 68.9% of our total hotel revenue for the three and six months ended June 30, 2017, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the three and six months ended June 30, 2017, pursuant to this authorization. As of August 4, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
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
On March 7, 2017, we closed an offering of approximately 2.0 million shares of our Series B Preferred Stock at $20.19 per share for gross proceeds of $39.9 million. The net proceeds, after underwriting discounts and offering expenses were approximately $38.2 million. Dividends on the Series B Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. On March 31, 2017, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of the Series B Preferred Stock, which closed on April 5, 2017. The net proceeds from the partial exercise of the over-allotment option after underwriting discounts were approximately $1.9 million.
On March 31, 2017, in connection with the acquisition of Park Hyatt Beaver Creek, we completed the financing of a $67.5 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options. The mortgage loan is secured by the Park Hyatt Beaver Creek.
On May 11, 2017, in connection with the acquisition of Hotel Yountville, we completed the financing of a $51.0 million loan. This loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated maturity date of the mortgage loan is May 2022. The mortgage loan is secured by the Hotel Yountville.
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

We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.00x initially, with such ratio being reduced beginning October 1, 2017 to 5.75x and beginning October 1, 2019 to 5.50x. Our ratio was 5.89x at June 30, 2017.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. This ratio was 2.00x at June 30, 2017.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at June 30, 2017.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 10, 2019, subject to two one-year extension options if certain terms and conditions are satisfied. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $250 million, subject to certain terms and conditions and a 0.25% extension fee. No amounts were drawn under the secured revolving credit facility as of June 30, 2017.
We intend to repay indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of June 30, 2017, we had $129.7 million of cash and cash equivalents, compared to $126.8 million at December 31, 2016.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $30.6 million and $33.2 million for the six months ended June 30, 2017 and 2016, respectively. Cash flows from operations are impacted by changes in hotel operations of our eleven comparable hotel properties, the sale of the Seattle Courtyard Downtown on July 1, 2016 as well as the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017 and Hotel Yountville on May 11, 2017. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with related parties and settling with hotel managers. The decrease in net cash flows provided by operating activities is primarily attributable to changes in working capital balances.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2017, net cash flows used in investing activities were $263.1 million. These cash outflows were primarily attributable to $243.7 million for the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville and $21.7 million of capital improvements made to various hotel properties, partially offset by $2.3 million of proceeds received from the liquidation of our investment in the AQUA U.S. Fund. For the six months ended June 30, 2016, net cash flows provided by investing activities were $36.5 million. These cash inflows were primarily attributable to cash inflows of $43.5 million of net proceeds received from the liquidation of AQUA U.S. Fund partially offset by $6.9 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2017, net cash flows provided by financing activities were $232.3 million. Cash inflows primarily consisted of borrowings on indebtedness of $483.5 million, proceeds of $66.5 million from the issuance of common stock and $40.2 million from the issuance of convertible preferred stock. These cash inflows were partially offset by $335.5 million for repayments of indebtedness, $12.1 million for payments of dividends and distributions, $9.8 million for payments of loan costs and exit fees, $338,000 for purchases of derivatives and repurchase of common stock of $119,000. For the six months ended June 30, 2016, net cash flows used in operating activities were $35.9 million. Cash outflows primarily consisted of $24.7 million for the repurchase of common stock under our share repurchase program, $7.6 million for payments of dividends and distributions, $4.3 million for repayments of indebtedness and $3.8 million for distributions to the holder of a noncontrolling interest in consolidated entities. These cash outflows were partially offset by $4.4 million of net proceeds from the issuance of preferred stock.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
Revenue
Rooms	$79,449	$79,583	$(134)	(0.2)%
Food and beverage	27,980	27,051	929	3.4
Other	8,626	5,761	2,865	49.7
Total hotel revenue	116,055	112,395	3,660	3.3
Other	37	37	—	—
Total revenue	116,092	112,432	3,660	3.3
Expenses
Hotel operating expenses:
Rooms	17,613	17,096	(517)	(3.0)
Food and beverage	19,263	18,267	(996)	(5.5)
Other expenses	32,021	30,335	(1,686)	(5.6)
Management fees	4,209	4,331	122	2.8
Total hotel expenses	73,106	70,029	(3,077)	(4.4)
Property taxes, insurance and other	5,370	4,514	(856)	(19.0)
Depreciation and amortization	13,469	11,263	(2,206)	(19.6)
Advisory services fee	3,143	5,835	2,692	46.1
Contract modification cost	5,000	—	(5,000)
Transaction costs	2,066	438	(1,628)	(371.7)
Corporate general and administrative	1,531	9,838	8,307	84.4
Total expenses	103,685	101,917	(1,768)	(1.7)
Operating income (loss)	12,407	10,515	1,892	18.0
Equity in earnings (loss) of unconsolidated entity	—	63	(63)	(100.0)
Interest income	165	50	115	230.0
Other income (expense)	(113)	—	(113)
Interest expense and amortization of loan costs	(9,931)	(10,637)	706	6.6
Unrealized gain (loss) on investment in Ashford Inc.	(1,563)	860	(2,423)	(281.7)
Unrealized gain (loss) on derivatives	(100)	2,597	(2,697)	(103.9)
Income (loss) before income taxes	865	3,448	(2,583)	(74.9)
Income tax (expense) benefit	(479)	(1,156)	677	58.6
Net income (loss)	386	2,292	(1,906)	(83.2)
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,614)	80	(1,694)	(2,117.5)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	343	(184)	527	286.4
Net income (loss) attributable to the Company	$(885)	$2,188	$(3,073)	(140.4)%

All hotel properties owned for the three months ended June 30, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended June 30, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Seattle Courtyard Downtown	Seattle, WA	Disposition	July 1, 2016
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended June 30,
	2017	2016
Occupancy	84.07%	86.47%
ADR (average daily rate)	$263.65	$255.90
RevPAR (revenue per available room)	$221.65	$221.29
Rooms revenue (in thousands)	$79,449	$79,583
Total hotel revenue (in thousands)	$116,055	$112,395
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Occupancy	86.21%	86.27%
ADR (average daily rate)	$260.67	$259.26
RevPAR (revenue per available room)	$224.73	$223.67
Rooms revenue (in thousands)	$75,751	$75,349
Total hotel revenue (in thousands)	$108,753	$107,587
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $3.1 million, or 140.4% from net income of $2.2 million for the three months ended June 30, 2016, (the “2016 quarter”) to net loss of $885,000 for the three months ended June 30, 2017, (the “2017 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $134,000, or 0.2%, to $79.4 million during the 2017 quarter compared to the 2016 quarter. During the 2017 quarter, we experienced a 240 basis point decrease in occupancy and a 3.0% increase in room rates. Rooms revenue from our eleven comparable hotel properties increased $402,000 due to higher room rates of 0.5%, partially offset by a 6 basis point decrease in occupancy. Rooms revenue decreased (i) $4.2 million at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016; (ii) $1.4 million at the San Francisco Courtyard Downtown as a result of a 673 basis point decrease in occupancy and an 8.7% decrease in room rates due to a major renovation during the 2017 quarter; (iii) $502,000 at the Chicago Sofitel Magnificent Mile due to a 6.1% decrease in room rates, partially offset by an 8 basis point increase in occupancy; (iv) $177,000 at the Tampa Renaissance as a result of a 5.4% decrease in room rates, partially offset by a 97 basis point increase in occupancy at the hotel; and (v) $82,000 at the Plano Marriott Legacy Town Center as a result of a 4.4% decrease in room rates, partially offset by a 219 basis point increase in occupancy at the hotel. These decreases were partially offset by increases of (i) $2.0 million at the Hotel Yountville as a result of its acquisition on May 11, 2017; (ii) $1.7 million at the Park Hyatt Beaver Creek as a result of its acquisition on March 31, 2017; (iii) $880,000 at the Seattle Marriott Waterfront as a result of 4.4% higher room rates and a 564 basis point increase in occupancy due to a major renovation during the 2017 quarter at the hotel; (iv) $716,000 at the Ritz-Carlton, St. Thomas as a result of 16.0% higher room rates, partially offset by a 380 basis point decrease in occupancy at the hotel; (v) $380,000 at the Capital Hilton as a result of 2.4% higher room rates and a 68 basis point increase in occupancy at the hotel; (vi) $316,000 at the Hilton La Jolla Torrey Pines as a result of 4.7% higher room rates and a 57 basis point increase in occupancy at the hotel; (vii) $126,000 at the Bardessono Hotel as a result of 9.6% higher room rates, partially offset by a 487 basis point decrease in occupancy at the hotel; (viii) $82,000 at the Key West Pier House as a result of 4.9% higher room rates, partially offset by a 265 basis point decrease in occupancy at the hotel; and (ix) $45,000 at the Philadelphia Courtyard as a result of 0.5% higher room rates and an 11 basis point increase in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $929,000, or 3.4%, to $28.0 million during the 2017 quarter compared to the 2016 quarter. This increase is primarily attributable to an increase in food and beverage revenue of $1.5 million at the Park Hyatt Beaver Creek and $275,000 at the Hotel Yountville due to their acquisitions on March 31, 2017 and May 11, 2017, respectively. We experienced an additional aggregate increase in food and beverage revenue of $1.0 million at the Plano Marriott Legacy Town Center, Seattle Marriott Waterfront and Key West Pier House. These increases were partially offset by an aggregate decrease of $1.5 million at the Capital Hilton, Chicago Sofitel Magnificent Mile, Tampa Renaissance, San Francisco Courtyard Downtown, Hilton La Jolla Torrey Pines, Bardessono Hotel, Ritz-Carlton, St. Thomas and Philadelphia Courtyard. We also incurred lower food and beverage revenue of $354,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $2.9 million, or 49.7%, to $8.6 million during the 2017 quarter compared to the 2016 quarter. The increase is primarily attributable to an increase in other hotel revenue of $1.7 million at the Park Hyatt Beaver Creek and $99,000 at the Hotel Yountville due to their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $1.4 million at the Hilton La Jolla Torrey Pines, Philadelphia Courtyard, Ritz-Carlton, St. Thomas, Capital Hilton, Plano Marriott Legacy Town Center, Tampa Renaissance and Key West Pier House. These increases were partially offset by lower other revenue of $221,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016 and lower aggregate other revenue of $124,000 at the San Francisco Courtyard Downtown, Bardessono Hotel, Seattle Marriott Waterfront and Chicago Sofitel Magnificent Mile.
Other Non-Hotel Revenue. Other non-hotel revenue remained unchanged at $37,000 in the 2017 quarter and 2016 quarter. Other non-hotel revenue is comprised of Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $517,000, or 3.0%, to $17.6 million in the 2017 quarter compared to the 2016 quarter. This increase is attributable to an increase of $606,000 at the Park Hyatt Beaver Creek and $327,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $586,000 at the Capital Hilton, Ritz-Carlton, St. Thomas, Seattle Marriott Waterfront and Plano Marriott Legacy Town Center. These increases were partially offset by a decrease of $596,000 at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016 and an aggregate decrease in rooms expense of $407,000 at the San Francisco Courtyard Downtown, Chicago Sofitel Magnificent Mile, Bardessono Hotel, Philadelphia Courtyard, Tampa Renaissance, Hilton La Jolla Torrey Pines and Key West Pier House.
Food and Beverage Expense. Food and beverage expense increased $1.0 million, or 5.5%, to $19.3 million during the 2017 quarter compared to the 2016 quarter. The increase is attributable to an aggregate increase of $1.6 million associated with the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017 and the Hotel Yountville on May 11, 2017, partially offset by lower food and beverage expense of $310,000 at our eleven comparable hotel properties as well as a decrease of $246,000 due to the sale of the Seattle Courtyard Downtown on July 1, 2016.
Other Operating Expenses. Other operating expenses increased $1.7 million, or 5.6%, to $32.0 million in the 2017 quarter compared to the 2016 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $1.1 million in direct expenses and an increase of $569,000 in indirect expenses and incentive management fees in the 2017 quarter as compared to the 2016 quarter. Direct expenses were 2.5% of total hotel revenue for the 2017 quarter and 1.5% for the 2016 quarter. The increase in direct expenses is comprised of an increase of a $1.0 million as a result of the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville in 2017 and $164,000 at our eleven comparable hotel properties, partially offset by a decrease of $20,000 from the sale of the Seattle Courtyard Downtown on July 1, 2016. The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $1.4 million, including $1.3 million from the Park Hyatt Beaver Creek and Hotel Yountville and $448,000 from our eleven comparable hotel properties, partially offset by a decrease of $374,000 from the sale of the Seattle Courtyard Downtown; (ii) energy costs of $341,000, comprised of increases of $249,000 from the Park Hyatt Beaver Creek and Hotel Yountville and $162,000 from our eleven comparable hotel properties, partially offset by a decrease of $69,000 from the sale of the Seattle Courtyard Downtown; (iii) repairs and maintenance of $323,000, including an increase of $339,000 from the Park Hyatt Beaver Creek and Hotel Yountville and $78,000 from our eleven comparable hotel properties, partially offset by a decrease of $94,000 from the sale of the Seattle Courtyard Downtown; (iv) marketing costs of $193,000, comprised of $638,000 from the Park Hyatt Beaver Creek and Hotel Yountville, partially offset by a decrease of $251,000 from the sale of the Seattle Courtyard Downtown and $193,000 from our eleven comparable hotel properties; and (v) lease expense of $146,000, comprised of an increase of $142,000 from our eleven comparable hotel properties and $5,000 from the Park Hyatt Beaver Creek and Hotel Yountville, partially offset by a decrease of $1,000 from the sale of the Seattle Courtyard Downtown. These increases were partially offset by a decrease of $1.8 million in incentive management fees, including decreases of $716,000 from the sale of the Seattle Courtyard Downtown, $677,000 from our eleven comparable hotel properties and $438,000 from the Park Hyatt Beaver Creek and Hotel Yountville.
Management Fees. Base management fees decreased $122,000, or 2.8%, to $4.2 million in the 2017 quarter compared to the 2016 quarter. The decrease is comprised of $337,000 as a result of the sale of the Seattle Courtyard Downtown July 1, 2016 and $113,000 associated with the lower hotel revenue at the San Francisco Courtyard Downtown due to ongoing renovations. These decreases are partially offset by an aggregate increase of $87,000 from our ten remaining hotel properties and an increase of $241,000 from the Park Hyatt Beaver Creek and Hotel Yountville.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $856,000, or 19.0%, to $5.4 million in the 2017 quarter compared to the 2016 quarter, which is comprised of increases of $806,000 from Park Hyatt Beaver Creek and $232,000 from the Hotel Yountville. These increases were partially offset by decreases of $178,000 as a result of the sale of the Seattle Courtyard Downtown July 1, 2016 and an aggregate decrease of $3,000 from our eleven comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $2.2 million, or 19.6%, to $13.5 million for the 2017 quarter compared to the 2016 quarter, which is due to an aggregate increase of $1.3 million from our eleven comparable hotel properties and an increase of $1.2 million from the Park Hyatt Beaver Creek and Hotel Yountville, partially offset by a decrease of $295,000 from the sale of the Seattle Courtyard Downtown.
Advisory Services Fee. Advisory services fee decreased $2.7 million, or 46.1%, to $3.1 million in the 2017 quarter compared to the 2016 quarter due to decreases in equity-based compensation of $2.4 million, incentive fees of $285,000 and reimbursable expenses of $113,000. These decreases were partially offset by an increase of $70,000 in the base advisory fee. In the 2017 quarter, we recorded an advisory services fee of $3.1 million which included a base advisory fee of $2.3 million, reimbursable expenses of $532,000 and equity-based compensation expense of $335,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2016 quarter, we incurred an advisory services fee of $5.8 million, which included equity-based compensation of $2.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., a base advisory fee of $2.2 million, reimbursable expenses of $645,000 and an incentive fee of $285,000.
Contract Modification Cost. In the 2017 quarter, we recorded a $5.0 million one-time payment to Ashford LLC upon entering into the Fourth Amended and Restated Advisory Agreement.
Transaction Costs. In the 2017 quarter, we recorded transaction costs of $2.1 million primarily related to the acquisitions of the Hotel Yountville and Park Hyatt Beaver Creek. In the 2016 quarter, we recorded transaction costs of $438,000 related to payment of transfer taxes.
Corporate General and Administrative. Corporate general and administrative expenses decreased $8.3 million, or 84.4%, to $1.5 million in the 2017 quarter compared to the 2016 quarter as a result of a decrease in professional fees of $8.4 million, primarily related to the proxy contest and litigation in 2016 partially offset by higher miscellaneous expenses of $61,000, public company costs of $44,000 and equity-based compensation to non-employee directors of $6,000.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in earnings of $63,000 in the 2016 quarter related to our investment in the AQUA U.S. Fund. We did not have any equity in earnings (loss) in the 2017 quarter as this investment was liquidated in June 2016.
Interest Income. Interest income increased $115,000, or 230.0%, to $165,000 for the 2017 quarter compared to the 2016 quarter.
Other Income (Expense). We recorded other expense of $113,000 in the 2017 quarter which is realized loss related to options on futures contracts. We did not have any other income (expense) in the 2016 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $706,000, or 6.6%, to $9.9 million for the 2017 quarter compared to the 2016 quarter. The decrease is primarily driven by lower interest expense from the sale of the Seattle Courtyard Downtown on July 1, 2016 and the refinancing of three mortgage loans, partially offset by higher interest expense associated with the new mortgage loans related to the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville and higher amortization of loan costs from the new mortgage loans related to the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville and the refinance as well as higher average LIBOR rates. The average LIBOR rates for the 2017 quarter and the 2016 quarter were 1.06% and 0.42%, respectively.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $2.4 million, or 281.7%, from an unrealized gain of $860,000 in the 2016 quarter to an unrealized loss of $1.6 million in the 2017 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.

Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $100,000 for the 2017 period consisted of a $135,000 unrealized loss on interest rate floors and a $61,000 unrealized loss on interest rate caps, partially offset by a $96,000 unrealized gain on options on futures contracts. Unrealized gain on derivatives of $2.6 million for the 2016 period consisted of a $2.7 million unrealized gain on interest rate floors, partially offset by a $77,000 unrealized loss on options on futures contracts and an unrealized loss on interest rate caps of $13,000. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax (Expense) Benefit. Income tax (expense) benefit decreased $677,000, or 58.6% to $479,000 for the 2017 quarter compared to the 2016 quarter. This change was primarily due to a decrease in the profitability of the Company’s taxable REIT subsidiaries in the 2017 quarter compared to the 2016 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $1.6 million and a loss of $80,000 for the 2017 quarter and the 2016 quarter, respectively. At June 30, 2017, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $343,000 and net income of $184,000 for the 2017 quarter and the 2016 quarter, respectively. Redeemable noncontrolling interests in Ashford Prime OP represented ownership interests of 11.71% and 13.19% as of June 30, 2017 and 2016, respectively.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
Revenue
Rooms	$146,867	$148,834	$(1,967)	(1.3)%
Food and beverage	52,453	51,916	537	1.0
Other	13,991	11,409	2,582	22.6
Total hotel revenue	213,311	212,159	1,152	0.5
Other	77	70	7	10.0
Total revenue	213,388	212,229	1,159	0.5
Expenses
Hotel operating expenses:
Rooms	33,410	32,915	(495)	(1.5)
Food and beverage	36,124	35,712	(412)	(1.2)
Other expenses	59,752	58,674	(1,078)	(1.8)
Management fees	7,754	8,138	384	4.7
Total hotel expenses	137,040	135,439	(1,601)	(1.2)
Property taxes, insurance and other	10,444	9,557	(887)	(9.3)
Depreciation and amortization	25,440	23,167	(2,273)	(9.8)
Advisory services fee	4,008	7,899	3,891	49.3
Contract modification cost	5,000	—	(5,000)
Transaction costs	6,394	438	(5,956)	(1,359.8)
Corporate general and administrative	5,405	13,761	8,356	60.7
Total expenses	193,731	190,261	(3,470)	(1.8)
Operating income (loss)	19,657	21,968	(2,311)	(10.5)
Equity in earnings (loss) of unconsolidated entity	—	(2,587)	2,587	100.0
Interest income	277	82	195	237.8
Other income (expense)	(270)	(10)	(260)	(2,600.0)
Interest expense and amortization of loan costs	(18,133)	(21,271)	3,138	14.8
Write-off of loan costs and exit fees	(1,963)	—	(1,963)
Unrealized gain (loss) on investment in Ashford Inc.	1,528	(633)	2,161	341.4
Unrealized gain (loss) on derivatives	(998)	6,130	(7,128)	(116.3)
Income (loss) before income taxes	98	3,679	(3,581)	(97.3)
Income tax (expense) benefit	(1)	(1,526)	1,525	99.9
Net income (loss)	97	2,153	(2,056)	(95.5)
(Income) loss from consolidated entities attributable to noncontrolling interests	(1,593)	(65)	(1,528)	(2,350.8)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	598	(34)	632	1,858.8
Net income (loss) attributable to the Company	$(898)	$2,054	$(2,952)	(143.7)%

All hotel properties owned for the six months ended June 30, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the six months ended June 30, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Seattle Courtyard Downtown	Seattle, WA	Disposition	July 1, 2016
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Six Months Ended June 30,
	2017	2016
Occupancy	81.35%	82.12%
ADR (average daily rate)	$261.03	$251.98
RevPAR (revenue per available room)	$212.35	$206.93
Rooms revenue (in thousands)	$146,867	$148,834
Total hotel revenue (in thousands)	$213,311	$212,159
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Occupancy	82.34%	82.01%
ADR (average daily rate)	$259.41	$256.74
RevPAR (revenue per available room)	$213.60	$210.56
Rooms revenue (in thousands)	$143,169	$141,865
Total hotel revenue (in thousands)	$206,010	$204,165
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $3.0 million, or 143.7%, from a net income of $2.1 million to a net loss of $898,000 for the six months ended June 30, 2017 (the “2017 period”) compared to the six months ended June 30, 2016 (the “2016 period”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $2.0 million, or 1.3%, to $146.9 million during the 2017 period compared to the 2016 period. During the 2017 period, we experienced a 3.6% increase in room rates and a 77 basis point decrease in occupancy. Rooms revenue from our eleven comparable hotel properties increased $1.3 million due to a 33 basis point increase in occupancy and higher room rates of 1.0%. Rooms revenue decreased (i) $7.0 million at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016; (ii) $2.4 million at the San Francisco Courtyard Downtown as a result of a 757 basis point decrease in occupancy and a 4.7% decrease in room rates due to a major renovation at the hotel during the 2017 period; (iii) $647,000 at the Chicago Sofitel Magnificent Mile as a result of 5.9% lower room rates at the hotel, partially offset by an 86 basis point increase in occupancy; (iv) $194,000 at the Plano Marriott Legacy Town Center as a result of 4.7% lower room rates, partially offset by a 251 basis point increase in occupancy at the hotel; (v) $142,000 at the Tampa Renaissance as a result of a 157 basis point decrease in occupancy, partially offset by 0.9% higher room rates at the hotel; (vi) $81,000 at the Key West Pier House as a result of a 306 basis point decrease in occupancy, partially offset by 3.3% higher room rates at the hotel; and (vii) $60,000 at the Philadelphia Courtyard as a result of a 20 basis point decrease in occupancy, partially offset by 0.3% higher room rates at the hotel. These decreases were partially offset by increases of (i) $2.0 million at the Capital Hilton as a result of 6.6% higher room rates and a 288 basis point increase in occupancy at the hotel; (ii) $2.0 million at the Hotel Yountville as a result of its acquisition on May 11, 2017; (iii) $1.7 million at the Park Hyatt Beaver Creek as a result of its acquisition on March 31, 2017; (iv) $1.3 million at the Seattle Marriott Waterfront as a result of 2.2% higher room rates and a 668 basis point increase in occupancy at the hotel; (v) $623,000 at the Ritz-Carlton, St. Thomas as a result of 7.4% higher room rates, partially offset by a 229 basis point decrease in occupancy at the hotel; (vi) $616,000 at the Hilton La Jolla Torrey Pines as a result of a 126 basis point increase in occupancy and 4.3% higher room rates at the hotel; and (vii) $293,000 at the Bardessono Hotel as a result of 8.4% higher room rates partially offset by a 223 basis point decrease in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $537,000, or 1.0%, to $52.5 million during the 2017 period compared to the 2016 period. This increase is due to an increase of $1.5 million at the Park Hyatt Beaver Creek and $275,000 at the Hotel Yountville due to their acquisitions on March 31, 2017 and May 11, 2017, respectively. We experienced an additional aggregate increase in food and beverage revenue of $1.6 million at the Plano Marriott Legacy Town Center, Seattle Marriott Waterfront, Key West Pier House and Philadelphia Courtyard. These increases were partially offset by an aggregate decrease in food and beverage revenue of $2.2 million at the Chicago Sofitel Magnificent Mile, Ritz-Carlton, St. Thomas, Tampa Renaissance, San Francisco Courtyard Downtown, Hilton La Jolla Torrey Pines, Capital Hilton and Bardessono Hotel as well as lower food and beverage revenue of $623,000 at the Seattle Courtyard Downtown as a result of its sale on July 1, 2016.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $2.6 million, or 22.6%, to $14.0 million during the 2017 period compared to the 2016 period. This increase is attributable to an increase in other hotel revenue of $1.7 million at the Park Hyatt Beaver Creek and $99,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $1.6 million at the Hilton La Jolla Torrey Pines, Ritz-Carlton, St. Thomas, Capital Hilton, Philadelphia Courtyard, Tampa Renaissance and Plano Marriott Legacy Town Center. These increases were partially offset by lower aggregate other revenue of $432,000 at the San Francisco Courtyard Downtown, Bardessono Hotel, Seattle Marriott Waterfront, Key West Pier House and Chicago Sofitel Magnificent Mile and lower other revenue of $403,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016.
Other Non-Hotel Revenue. Other non-hotel revenue increased $7,000, or 10.0%, to $77,000 in the 2017 period compared to the 2016 period. The increase is attributable to higher Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $495,000, or 1.5%, to $33.4 million in the 2017 period compared to the 2016 period. The increase is attributable to an increase of $606,000 at the Park Hyatt Beaver Creek and $327,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $1.2 million at the Capital Hilton, Ritz-Carlton, St. Thomas, Seattle Marriott Waterfront, Plano Marriott Legacy Town Center and Hilton La Jolla Torrey Pines. This increase was partially offset by a decrease of $1.1 million at the Seattle Courtyard Downtown as a result of the sale of the hotel property on July 1, 2016 and an aggregate decrease in rooms expense of $500,000 at the San Francisco Courtyard Downtown, Philadelphia Courtyard, Tampa Renaissance, Chicago Sofitel Magnificent Mile, Bardessono Hotel and Key West Pier House.
Food and Beverage Expense. Food and beverage expense increased $412,000, or 1.2%, to $36.1 million during the 2017 period compared to the 2016 period. The increase is attributable to an aggregate increase of $1.6 million associated with the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017 and the Hotel Yountville on May 11, 2017, partially offset by lower food and beverage revenue of $671,000 at our eleven comparable hotel properties as well as a decrease of $469,000 due to the sale of the Seattle Courtyard Downtown on July 1, 2016.
Other Operating Expenses. Other operating expenses increased $1.1 million, or 1.8%, to $59.8 million in the 2017 period compared to the 2016 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $1.1 million in direct expenses and a decrease of $30,000 in indirect expenses and incentive management fees in the 2017 period compared to the 2016 period. Direct expenses were 2.2% of total hotel revenue for the 2017 period and 1.7% for the 2016 period. The increase in direct expenses is primarily attributable to an increase of $911,000 at the Park Hyatt Beaver Creek and $63,000 at the Hotel Yountville as a result of their acquisitions in March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $171,000 at our eleven comparable hotel properties, partially offset by a decrease of $37,000 at the Seattle Courtyard Downtown as a result of its sale. The decrease in indirect expenses is attributable to decreases in (i) incentive management fees of $2.0 million, including $760,000 from our eleven comparable hotel properties, $438,000 from the Park Hyatt Beaver Creek and Hotel Yountville and $790,000 from the sale of the Seattle Courtyard Downtown. These decreases were partially offset by increases in (i) general and administrative costs of $1.3 million, including $1.3 million from the Park Hyatt Beaver Creek and Hotel Yountville, $636,000 from our eleven comparable hotel properties, partially offset by a decrease of $691,000 from the sale of the Seattle Courtyard Downtown; (ii) energy costs of $440,000, comprised of an increase of $333,000 from our eleven comparable hotel properties and $249,000 from the Park Hyatt Beaver Creek and Hotel Yountville, partially offset by a decrease of $142,000 from the sale of the Seattle Courtyard Downtown; (iii) lease expense of $155,000, comprised of an increase of $155,000 from our eleven comparable hotel properties, $5,000 from the Park Hyatt Beaver Creek and Hotel Yountville, partially offset by a decrease of $5,000 from the sale of the Seattle Courtyard Downtown; (iv) repairs and maintenance of $88,000, including $339,000 from the Park Hyatt Beaver Creek and Hotel Yountville, partially offset by a decrease of $71,000 from our eleven comparable hotel properties and $180,000 from the sale of the Seattle Courtyard Downtown; and (v) marketing costs of $8,000, including $638,000 from the Park Hyatt Beaver Creek and Hotel Yountville, partially offset by a decrease of $160,000 from our eleven comparable hotel properties and $468,000 from the sale of the Seattle Courtyard Downtown.
Management Fees. Base management fees decreased $384,000, or 4.7%, to $7.8 million in the 2017 period compared to the 2016 period. The decrease is comprised of a decrease of $560,000 as a result of the sale of the Seattle Courtyard Downtown on July 1, 2016 and $194,000 associated with the lower hotel revenue at the San Francisco Courtyard Downtown due to ongoing renovations. These decreases are partially offset by an aggregate increase of $164,000 from our ten remaining hotel properties and $206,000 from the Park Hyatt Beaver Creek and Hotel Yountville.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $887,000, or 9.3%, to $10.4 million in the 2017 period compared to the 2016 period, which is attributable to increases of $806,000 at the Park Hyatt Beaver Creek and $232,000 at the Hotel Yountville as a result of their acquisitions in March 2017 and May 2017, respectively, as well as an increase of $190,000 from our eleven comparable hotel properties. These increases were partially offset by a decrease of $341,000 from the sale of the Seattle Courtyard Downtown.
Depreciation and Amortization. Depreciation and amortization increased $2.3 million, or 9.8%, to $25.4 million for the 2017 period compared to the 2016 period, which is due to an aggregate increase of $1.9 million from our eleven comparable hotel properties and $1.2 million from the Park Hyatt Beaver Creek and Hotel Yountville, partially offset by a decrease of $834,000 from the sale of the Seattle Courtyard Downtown.
Advisory Services Fee. Advisory services fee decreased $3.9 million, or 49.3%, to $4.0 million in the 2017 period compared to the 2016 period due to decreases in equity-based compensation of $3.4 million, incentive fees of $285,000 and reimbursable expenses of $218,000. These decreases were partially offset by an increase of $48,000 in the base advisory fee. In the 2017 period, we recorded an advisory services fee of $4.0 million which included a base advisory fee of $4.3 million, reimbursable expenses of $1.1 million and a credit to equity-based compensation expense in the amount of $1.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values at June 30, 2017 as compared to December 31, 2016. In the 2016 period, we incurred an advisory services fee of $7.9 million, which included a base advisory fee of $4.2 million, equity-based compensation of $2.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $1.3 million and an incentive fee of $285,000.
Contract Modification Cost. In the 2017 period, we recorded a $5.0 million one-time payment to Ashford LLC upon entering into the Fourth Amended and Restated Advisory Agreement.
Transaction Costs. In the 2017 period, we recorded transaction costs of $6.4 million primarily related to the acquisitions of Park Hyatt Beaver Creek and Hotel Yountville and transfer taxes.
Corporate General and Administrative. Corporate general and administrative expenses decreased $8.4 million, or 60.7%, to $5.4 million in the 2017 period compared to the 2016 period as a result of decreases in professional fees of $8.7 million, primarily related to the proxy contest and litigation in 2016 and lower public company costs of $20,000. These decreases were partially offset by higher miscellaneous expenses of $326,000 and equity-based compensation to non-employee directors of $24,000.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $2.6 million in the 2016 period related to our investment in the AQUA U.S. Fund. We did not have any equity in earnings (loss) in the 2017 period as this investment was liquidated in June 2016.
Interest Income. Interest income increased $195,000, or 237.8%, to $277,000 for the 2017 period compared to the 2016 period.
Other Income (Expense). Other expense increased $260,000 from $10,000 to $270,000 in the 2017 period. In 2017, we recognized a realized loss of $270,000 related to options on futures contracts. In 2016, we recorded $10,000 of commissions paid upon purchasing options on futures contracts.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $3.1 million, or 14.8%, to $18.1 million for the 2017 period compared to the 2016 period. The decrease is primarily driven by lower interest expense from the sale of the Seattle Courtyard Downtown on July 1, 2016 and the refinancing of three mortgage loans, partially offset by higher interest expense associated with the new mortgage loans related to the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville and higher amortization of loan costs from the new loans related to the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville, the refinance and higher average LIBOR rates. The average LIBOR rates for the 2017 period and the 2016 period were 0.94% and 0.42%, respectively.

Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $2.2 million, or 341.4%, from an unrealized loss of $633,000 in the 2016 period to an unrealized gain of $1.5 million in the 2017 period. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.0 million for the 2017 period, resulting from the write-off of unamortized loan costs of $107,000 and exit fees of $1.9 million associated with the refinancing of three mortgage loans maturing April of 2017. The mortgage loans were refinanced with a $365.0 million mortgage loan due February 2019. There were no write-off of loan costs and exit fees in the 2016 period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $998,000 for the 2017 period consisted of a $894,000 unrealized loss on interest rate floors and a $317,000 unrealized loss on interest rate caps, partially offset by a $213,000 unrealized gain on options on futures contracts. Unrealized gain on derivatives of $6.1 million for the 2016 period consisted of a $6.2 million unrealized gain on interest rate floors, partially offset by a $57,000 unrealized loss on options on futures contracts and an unrealized loss on interest rate caps of $60,000. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date.
Income Tax (Expense) Benefit. Income tax expense decreased $1.5 million, or 99.9%, to $1,000 in the 2017 period compared to the 2016 period. This decrease was primarily due to a decrease in the profitability of the Company’s taxable REIT subsidiaries in the 2017 period compared to the 2016 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $1.6 million and $65,000 for the 2017 period and the 2016 period, respectively. At both June 30, 2017 and 2016, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $598,000 and net income $34,000 for the 2017 period and the 2016 period, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 11.71% and 13.19% as of June 30, 2017 and 2016, respectively.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, depreciation and amortization, income taxes and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, contract modification cost, software implementation costs and non-cash items such as other (income) expense, unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$386	$2,292	$97	$2,153
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,614)	80	(1,593)	(65)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	343	(184)	598	(34)
Net income (loss) attributable to the Company	(885)	2,188	(898)	2,054
Interest income (1)	(163)	(50)	(275)	(82)
Interest expense and amortization of loan costs (1)	9,463	10,230	17,227	20,459
Depreciation and amortization (1)	12,752	10,557	24,003	21,757
Income tax expense (benefit) (1)	394	1,156	(107)	1,526
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(343)	184	(598)	34
EBITDA available to the Company and OP unitholders	21,218	24,265	39,352	45,748
Amortization of favorable (unfavorable) contract assets (liabilities)	44	(23)	93	(62)
Transaction and management conversion costs	2,112	438	6,440	438
Other (income) expense	113	—	270	10
Write-off of loan costs and exit fees	—	—	1,963	—
Unrealized (gain) loss on investments	1,563	(860)	(1,528)	633
Unrealized (gain) loss on derivatives	100	(2,597)	998	(6,130)
Non-cash stock/unit-based compensation	597	2,920	(1,071)	2,307
Legal, advisory and settlement costs	3	8,913	2,948	12,226
Contract modification cost	5,000	—	5,000	—
Software implementation costs	79	—	79	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	(63)	—	2,587
Adjusted EBITDA available to the Company and OP unitholders	$30,829	$32,993	$54,544	$57,757
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense and amortization of loan costs	$(468)	$(407)	$(906)	$(812)
Depreciation and amortization	(717)	(706)	(1,437)	(1,410)
Interest income	2	—	2	—
Income tax expense (benefit)	(85)	—	(108)	—

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of properties and extraordinary items as defined by GAAP, plus depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, contract modification cost, software implementation costs and non-cash items such as other (income) expense, unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the condensed consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$386	$2,292	$97	$2,153
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,614)	80	(1,593)	(65)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	343	(184)	598	(34)
Preferred dividends	(1,707)	(978)	(3,380)	(1,872)
Net income (loss) attributable to common stockholders	(2,592)	1,210	(4,278)	182
Depreciation and amortization on real estate (1)	12,752	10,557	24,003	21,757
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(343)	184	(598)	34
FFO available to common stockholders and OP unitholders	9,817	11,951	19,127	21,973
Preferred dividends	1,707	978	3,380	1,872
Transaction and management conversion costs	2,112	438	6,440	438
Other (income) expense	113	—	270	10
Write-off of loan costs and exit fees	—	—	1,963	—
Unrealized (gain) loss on investments	1,563	(860)	(1,528)	633
Unrealized (gain) loss on derivatives	100	(2,597)	998	(6,130)
Non-cash stock/unit-based compensation	597	2,920	(1,071)	2,307
Legal, advisory and settlement costs	3	8,913	2,948	12,226
Contract modification cost	5,000	—	5,000	—
Software implementation costs	79	—	79	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	(63)	—	2,587
Adjusted FFO available to the Company and OP unitholders	$21,091	$21,680	$37,606	$35,916
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Depreciation and amortization on real estate	$(717)	$(706)	$(1,437)	$(1,410)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	358	100	358
Marriott	Plano, TX	Full	404	100	404
Courtyard by Marriott	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott	San Francisco, CA	Select	408	100	408
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz Carlton, St. Thomas	St. Thomas, USVI	Full	180	100	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100	190
Hotel Yountville	Yountville, CA	Full	80	100	80
Ground Lease Properties
Hilton (1)	La Jolla, CA	Full	394	75%	296
Renaissance (2)	Tampa, FL	Full	293	100	293
Bardessono Hotel (3)	Yountville, CA	Full	62	100	62
Total			3,975		3,740
________

(1)	The ground lease expires in 2067.

(2)	The ground lease expires in 2080.

(3)	The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At June 30, 2017, our total indebtedness of $915.0 million included $906.9 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at June 30, 2017, would be approximately $2.3 million per year. Interest rate changes will have no impact on the remaining $8.1 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2017, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We have entered into interest rate floors with an aggregate notional amount and strike rate of $3.0 billion and -0.25%, respectively for an initial total upfront cost of $3.5 million. Our total exposure is capped at our initial total cost of $3.5 million. These instruments have a maturity date of July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition has been scheduled for October 25, 2017.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At June 30, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the three and six months ended June 30, 2017, pursuant to this authorization. For both the three and six months ended June 30, 2016, we repurchased 2.2 million shares for approximately $30.0 million. As of June 30, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
The following table provides the information with respect to purchases of our common stock during each of the months in the second quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	7,331	(1) (3)	$10.81	(2)	—	$36,787,500
May 1 to May 31	154	(1)	$10.88	(2)	—	$36,787,500
June 1 to June 30	1,629	(1)	$10.65	(2)	—	$36,787,500
Total	9,114		$10.81		—
__________________

(1)
Includes 28, 6 and 38 shares in April, May and June, respectively, that were repurchased from Ashford Trust when former Ashford Trust employees who held restricted shares of Ashford Prime common stock they received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

(2)	There is no cost associated with the forfeiture of restricted shares of 341, 148 and 1,591 of our common stock in April, May and June, respectively.

(3)	Includes 6,962 shares in April that were purchased from employees of Ashford LLC to satisfy stock vesting tax withholdings.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.3	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
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

3.9	Second Amended and Restated Bylaws of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 9, 2016)
10.1	Fourth Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017)
10.2
Amendment Number One to the Second Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2017)

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	August 8, 2017	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 8, 2017	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer