Form 10-Q
period 2017-09-30
Ashford Hospitality Prime, Inc.
filed 2017-11-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	31,932,838
(Class)	Outstanding at November 6, 2017

ASHFORD HOSPITALITY PRIME, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Investments in hotel properties, gross	$1,529,111	$1,258,412
Accumulated depreciation	(297,976)	(243,880)
Investments in hotel properties, net	1,231,135	1,014,532
Cash and cash equivalents	126,771	126,790
Restricted cash	31,609	37,855
Accounts receivable, net of allowance of $236 and $96, respectively	20,493	18,194
Insurance receivable	19,037	—
Inventories	1,739	1,479
Note receivable	8,098	8,098
Deferred costs, net	745	1,020
Prepaid expenses	4,493	3,669
Investment in Ashford Inc., at fair value	11,810	8,407
Derivative assets	758	1,149
Other assets	4,524	2,249
Intangible assets, net	22,615	22,846
Due from Ashford Trust OP, net	—	488
Due from AQUA U.S. Fund	—	2,289
Due from related party, net	645	377
Due from third-party hotel managers	7,492	7,555
Total assets	$1,491,964	$1,256,997
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$906,820	$764,616
Accounts payable and accrued expenses	59,912	44,791
Dividends and distributions payable	8,599	5,038
Due to Ashford Inc.	1,380	5,085
Due to affiliate	—	2,500
Due to third-party hotel managers	2,633	973
Intangible liability, net	3,583	3,625
Other liabilities	1,576	1,432
Total liabilities	984,503	828,060
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 and 2,890,850 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	106,123	65,960
Redeemable noncontrolling interests in operating partnership	45,782	59,544
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 31,950,777 and 26,021,552 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	319	260
Additional paid-in capital	467,460	401,790
Accumulated deficit	(106,941)	(93,254)
Total stockholders’ equity of the Company	360,838	308,796
Noncontrolling interest in consolidated entity	(5,282)	(5,363)
Total equity	355,556	303,433
Total liabilities and equity	$1,491,964	$1,256,997
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Rooms	$77,336	$73,944	$224,203	$222,778
Food and beverage	23,147	20,106	75,600	72,022
Other	7,597	5,568	21,588	16,977
Total hotel revenue	108,080	99,618	321,391	311,777
Other	39	33	116	103
Total revenue	108,119	99,651	321,507	311,880
EXPENSES
Hotel operating expenses:
Rooms	17,698	16,926	51,108	49,841
Food and beverage	17,766	15,944	53,890	51,656
Other expenses	35,182	28,249	94,934	86,923
Management fees	3,889	3,820	11,643	11,958
Total hotel expenses	74,535	64,939	211,575	200,378
Property taxes, insurance and other	5,197	5,120	15,641	14,677
Depreciation and amortization	14,133	11,175	39,573	34,342
Impairment charges	1,008	—	1,008	—
Advisory services fee	1,814	4,454	5,822	12,353
Contract modification cost	—	—	5,000	—
Transaction costs	244	63	6,638	501
Corporate general and administrative	1,602	2,653	7,007	16,414
Total expenses	98,533	88,404	292,264	278,665
OPERATING INCOME (LOSS)	9,586	11,247	29,243	33,215
Equity in earnings (loss) of unconsolidated entity	—	—	—	(2,587)
Interest income	198	50	475	132
Gain (loss) on sale of hotel property	—	26,359	—	26,359
Other income (expense)	(22)	(78)	(292)	(88)
Interest expense and amortization of loan costs	(10,610)	(9,795)	(28,743)	(31,066)
Write-off of loan costs and exit fees	(380)	(2,595)	(2,343)	(2,595)
Unrealized gain (loss) on investment in Ashford Inc.	1,875	(458)	3,403	(1,091)
Unrealized gain (loss) on derivatives	(531)	(3,912)	(1,529)	2,218
INCOME (LOSS) BEFORE INCOME TAXES	116	20,818	214	24,497
Income tax (expense) benefit	(333)	504	(334)	(1,022)
NET INCOME (LOSS)	(217)	21,322	(120)	23,475
(Income) loss from consolidated entities attributable to noncontrolling interests	(1,143)	(2,504)	(2,736)	(2,569)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	360	(1,960)	958	(1,994)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(1,000)	16,858	(1,898)	18,912
Preferred dividends	(1,707)	(994)	(5,087)	(2,866)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,707)	$15,864	$(6,985)	$16,046
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.09)	$0.61	$(0.25)	$0.58
Weighted average common shares outstanding – basic	31,483	25,554	30,089	27,261
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.09)	$0.55	$(0.25)	$0.56
Weighted average common shares outstanding – diluted	31,483	33,874	30,089	31,887
Dividends declared per common share	$0.16	$0.12	$0.48	$0.34
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME (LOSS)	$(217)	$21,322	$(120)	$23,475
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(217)	21,322	(120)	23,475
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(1,143)	(2,504)	(2,736)	(2,569)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	360	(1,960)	958	(1,994)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,000)	$16,858	$(1,898)	$18,912
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount
Balance at January 1, 2017	26,022	$260	$401,790	$(93,254)	$(5,363)	$303,433	$59,544
Purchase of common stock	(17)	—	(195)	—	—	(195)	—
Equity-based compensation	—	—	(600)	—	—	(600)	(1,392)
Issuance of common stock	5,750	57	66,385	—	—	66,442	—
Issuance of restricted shares/units	195	2	(2)	—	—	—	21
Forfeiture of restricted common shares	(5)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(15,545)	—	(15,545)	—
Dividends declared – preferred stock	—	—	—	(5,087)	—	(5,087)	—
Distributions to noncontrolling interests	—	—	—	—	(2,655)	(2,655)	(2,508)
Redemption/conversion of operating partnership units	6	—	82	—	—	82	(82)
Net income (loss)	—	—	—	(1,898)	2,736	838	(958)
Redemption value adjustment	—	—	—	8,843	—	8,843	(8,843)
Balance at September 30, 2017	31,951	$319	$467,460	$(106,941)	$(5,282)	$355,556	$45,782
See Notes to Condensed Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(120)	$23,475
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	39,573	34,342
Equity-based compensation	(1,992)	3,539
Bad debt expense	172	156
Amortization of loan costs	3,754	2,406
Write-off of loan costs and exit fees	2,343	2,595
Amortization of intangibles	136	71
(Gain) loss on sale of hotel property	—	(27,150)
Impairment charges	1,008	—
Unrealized (gain) loss on investment in Ashford Inc.	(3,403)	1,091
Realized and unrealized (gain) loss on derivatives	1,800	(2,140)
Net settlement of trading derivatives	(1,062)	—
Equity in (earnings) loss of unconsolidated entity	—	2,587
Deferred tax expense (benefit)	119	357
Payments for derivatives	—	(114)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	260	(4,082)
Insurance receivable	(276)	—
Prepaid expenses and other assets	(758)	(1,346)
Accounts payable and accrued expenses	5,100	7,928
Due to/from related party, net	(255)	(104)
Due to affiliate	(2,500)	—
Due to/from third-party hotel managers	5,798	4,027
Due to/from Ashford Trust OP, net	488	(535)
Due to/from Ashford Inc.	(3,705)	(359)
Other liabilities	144	173
Net cash provided by (used in) operating activities	46,624	46,917

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties, net of cash and restricted cash acquired	(243,693)	—
Proceeds from liquidation of AQUA U.S. Fund	2,289	43,489
Net proceeds from sales of hotel property	—	82,732
Improvements and additions to hotel properties	(32,744)	(16,615)
Net cash provided by (used in) investing activities	(274,148)	109,606

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	523,500	—
Repayments of indebtedness	(376,385)	(71,283)
Payments of loan costs and exit fees	(10,733)	(2,664)
Payments for derivatives	(347)	(5)
Purchase of common stock	(195)	(39,224)
Payments for dividends and distributions	(19,579)	(12,284)
Issuance of preferred stock	40,163	4,233
Issuance of common stock	66,442	—
Distributions to a noncontrolling interest in a consolidated entity	(1,628)	(3,766)
Other	21	19
Net cash provided by (used in) financing activities	221,259	(124,974)
Net change in cash, cash equivalents and restricted cash	(6,265)	31,549
Cash, cash equivalents and restricted cash at beginning of period	164,645	138,174
Cash, cash equivalents and restricted cash at end of period	$158,380	$169,723

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$26,385	$29,039
Income taxes paid	1,025	379
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,599	$4,876
Capital expenditures accrued but not paid	2,721	1,181
Receivable related to liquidation of AQUA U.S. Fund	—	2,289
Accrued preferred stock offering expenses	—	479
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$126,790	$105,039
Restricted cash at beginning of period	37,855	33,135
Cash, cash equivalents and restricted cash at beginning of period	$164,645	$138,174

Cash and cash equivalents at end of period	$126,771	$128,625
Restricted cash at end of period	31,609	41,098
Cash, cash equivalents and restricted cash at end of period	$158,380	$169,723
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
As of September 30, 2017, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
The accompanying condensed consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of September 30, 2017, own and operate thirteen hotel properties in seven states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotel properties represent 3,978 total rooms, or 3,743 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of September 30, 2017, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property located in the U.S. Virgin Islands is owned by our U.S. Virgin Islands TRS. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations. As of September 30, 2017, ten of the thirteen hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Corporation (“Hyatt”), Ritz-Carlton, Inc. (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
Historical seasonality patterns at some of our properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. We recorded impairment charges of $1.0 million to investments in hotel properties for the three and nine months ended September 30, 2017 due to Hurricanes Irma and Maria. No impairment charges were recorded for the three and nine months ended September 30, 2016. See note 3.
Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.6% ownership interest in Ashford Inc. and had a fair value of $11.8 million at September 30, 2017. This investment would typically be accounted for under the equity method of accounting, under Accounting Standards Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
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
Recently Adopted Accounting Standards—In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result net cash provided by operating activities increased $13.1 million and net cash provided by investing activities decreased $5.2 million for the nine months ended September 30, 2016. Our beginning-of-period cash, cash equivalents and restricted cash increased $37.9 million and $33.1 million in 2017 and 2016, respectively.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect (modified) transition method. We are continuing to evaluate each of our revenue streams under the new standard and because of the short-term, day-to-day nature of hotel revenues, our pattern of revenue recognition is not expected to change significantly. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We presently expect to select the modified retrospective method. We do not expect adoption of this standard will have a material impact on our consolidated financial statements. We continue to evaluate the related disclosure requirements.
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
3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$347,662	$210,696
Buildings and improvements	1,076,366	972,412
Furniture, fixtures and equipment	96,845	70,922
Construction in progress	8,238	4,382
Total cost	1,529,111	1,258,412
Accumulated depreciation	(297,976)	(243,880)
Investments in hotel properties, net	$1,231,135	$1,014,532
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the estimated fair value of the assets acquired in the acquisition (in thousands):

	Preliminary Allocations as of March 31, 2017	Adjustments	Final Allocations as of June 30, 2017
Land	$92,470	$(3,353)	$89,117
Buildings and improvements	47,724	3,545	51,269
Furniture, fixtures and equipment	5,306	(192)	5,114
	$145,500	$—	$145,500
Net other assets (liabilities)	$4,528	$(721)	$3,807
The results of operations of the hotel property have been included in our results of operations since the acquisition date. For the three and nine months ended September 30, 2017, we have included total revenue of $8.7 million and $13.7 million, net loss of $23,000 and $2.1 million, respectively, in our condensed consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016 are included below under “Pro Forma Financial Results.”
Hotel Yountville
On May 11, 2017, we acquired a 100% interest in the Hotel Yountville in Yountville, California for total consideration of $96.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $51.0 million mortgage loan. See note 7.
We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was prepared with the assistance of a third-party appraisal firm during the three months ended September 30, 2017.We are in the process of evaluating property level working capital balances, which amounted to a net liability of $2.1 million. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired in the acquisition (in thousands):

Final Allocations as of September 30, 2017
Land	$47,849
Buildings and improvements	41,216
Furniture, fixtures and equipment	7,351
96,416
Inventories	84
96,500
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. For both the three and nine months ended September 30, 2017, we have included total revenue of $4.7 million and $7.1 million, net income of $1.2 million and $1.5 million, respectively, in our condensed consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016 are included below.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2016, and the removal of $5.3 million of non-recurring transaction costs directly attributable to the acquisitions for the nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	$108,119	$113,504	$344,593	$355,642
Net income (loss)	(217)	23,087	9,536	29,141
Net income (loss) attributable to common stockholders	(2,707)	17,434	1,458	21,024
Pro Forma income per share:
Basic	$(0.09)	$0.67	$0.03	$0.76
Diluted	$(0.09)	$0.60	$0.03	$0.74
Weighted average common shares outstanding (in thousands):
Basic	31,483	25,554	30,089	27,261
Diluted	31,483	33,874	30,235	31,887
Impairment Charges and Insurance Recoveries
In September 2017, the Ritz-Carlton, St. Thomas located in St. Thomas, USVI, Key West Pier House located in Key West, FL and Tampa Renaissance located in Tampa, FL were impacted by the effects of Hurricanes Irma and Maria. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties. During the three and nine months ended September 30, 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $1.0 million. Additionally, the Company recognized remediation and other costs, net of anticipated insurance recoveries of $3.6 million, included primarily in other hotel operating expenses. As of September 30, 2017, the Company has recorded an insurance receivable of $19.0 million, net of deductibles of $4.6 million, related to the anticipated insurance recoveries. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We included the results of operations for these assets through the date of disposition as shown in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016. The following table includes the condensed financial information from this hotel property (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Total hotel revenue	$—	$7,995
Total hotel operating expenses	—	(4,463)
Operating income (loss)	—	3,532
Property taxes, insurance and other	—	(333)
Depreciation and amortization	—	(834)
Gain (loss) on sale of hotel property	26,359	26,359
Interest expense and amortization of loan costs	—	(1,709)
Income (loss) before income taxes	26,359	27,015
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,899)	(2,972)
Income (loss) before income taxes attributable to the Company	$23,460	$24,043
5. Note Receivable
As of September 30, 2017 and December 31, 2016, we owned a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 7.
6. Investment in Unconsolidated Entity
Ashford Inc.
As of September 30, 2017 and December 31, 2016, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share was $60.60 and $43.14 as of September 30, 2017 and December 31, 2016, respectively. This represented an approximate 9.6% ownership interest in Ashford Inc. for both September 30, 2017 and December 31, 2016. See notes 10 and 11.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2017	December 31, 2016
Total assets	$84,012	$129,797
Total liabilities	49,754	38,168
Redeemable noncontrolling interests	1,936	1,480
Total stockholders’ equity of Ashford Inc.	31,862	37,377
Noncontrolling interests in consolidated entities	460	52,772
Total equity	32,322	90,149
Total liabilities and equity	$84,012	$129,797
Our investment in Ashford Inc., at fair value	$11,810	$8,407
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenue	$19,255	$16,538	$51,907	$48,099
Total operating expenses	(21,595)	(16,673)	(54,965)	(50,938)
Operating income (loss)	(2,340)	(135)	(3,058)	(2,839)
Realized and unrealized gain (loss) on investment in unconsolidated entity	—	—	—	(1,460)
Realized and unrealized gain (loss) on investments	—	(441)	(91)	(5,889)
Other	57	59	185	(21)
Income tax (expense) benefit	25	(575)	(9,248)	(560)
Net income (loss)	(2,258)	(1,092)	(12,212)	(10,769)
(Income) loss from consolidated entities attributable to noncontrolling interests	102	486	267	6,852
Net (income) loss attributable to redeemable noncontrolling interests	300	321	995	794
Net income (loss) attributable to Ashford Inc.	$(1,856)	$(285)	$(10,950)	$(3,123)
Our unrealized gain (loss) on investment in Ashford Inc.	$1,875	$(458)	$3,403	$(1,091)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2017	December 31, 2016
Secured revolving credit facility(3)	None	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—
Mortgage loan(4) (5)	1 hotel	April 2017	5.91%	—	32,879
Mortgage loan(4)	1 hotel	April 2017	5.95%	—	55,915
Mortgage loan(4)	3 hotels	April 2017	5.95%	—	245,307
Mortgage loan(6)	1 hotel	December 2017	LIBOR (1) +4.95%	—	40,000
Mortgage loan(7)	1 hotel	December 2017	LIBOR(1) + 4.95%	42,000	42,000
Mortgage loan(8)	1 hotel	March 2018	LIBOR(1) + 2.30%	80,000	80,000
Mortgage loan(9)	1 hotel	March 2018	LIBOR(1) + 2.25%	70,000	70,000
TIF loan(5) (10)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan(4) (5)	5 hotels	February 2019	LIBOR(1) + 2.58%	365,000	—
Mortgage loan(7)	1 hotel	April 2019	LIBOR(1) + 2.75%	67,500	—
Mortgage loan(11)	2 hotels	November 2019	LIBOR(1) + 2.65%	190,481	192,765
Mortgage loan	1 hotel	May 2022	LIBOR(1) + 2.55%	51,000	—
Mortgage loan(6)	1 hotel	August 2022	LIBOR(1) + 2.55%	40,000	—
				914,079	766,964
Deferred loan costs, net				(7,259)	(2,348)
Indebtedness, net				$906,820	$764,616
__________________

(1)	LIBOR rates were 1.232% and 0.772% at September 30, 2017 and December 31, 2016, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

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

(4)
On January 18, 2017, we refinanced three mortgage loans totaling $333.7 million set to mature in April 2017 with a new $365.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. The new loan is interest only and bears interest at a rate of LIBOR + 2.58%.

(5)	These loans are collateralized by the same hotel property. This hotel property is now included in the $365 million mortgage loan.

(6)
On August 18, 2017, we refinanced our $40.0 million mortgage loan with a final maturity date in December 2020 with a new $40.0 million mortgage loan that is interest only at a rate of LIBOR + 2.55% and has a five-year term.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(8)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in March 2017.

(9)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in March 2017.

(10)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See note 5.

(11)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
On January 18, 2017, we refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million. The previous mortgage loans had final maturity dates in April 2017. The new mortgage loan totals $365.0 million and has a stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.58%. The mortgage loan is secured by five hotel properties: Plano Marriott Legacy Town Center, Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.
On March 31, 2017, in connection with the acquisition of the Park Hyatt Beaver Creek, we completed the financing of a $67.5 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Park Hyatt Beaver Creek.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On May 11, 2017, in connection with the acquisition of the Hotel Yountville, we completed the financing of a $51.0 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated maturity date of the mortgage loan is May 2022. The mortgage loan is secured by the Hotel Yountville.
On August 18, 2017, we refinanced our existing $40.0 million mortgage loan with a final maturity date in December 2020 with a new $40.0 million mortgage loan that is interest only, provides for a floating interest rate of LIBOR + 2.55% and has a stated maturity date of August 2022. The mortgage loan is secured by the Bardessono Hotel.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
8. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(1,000)	$16,858	$(1,898)	$18,912
Less: Dividends on preferred stock	(1,707)	(994)	(5,087)	(2,866)
Less: Dividends on common stock	(5,038)	(3,064)	(15,107)	(9,041)
Less: Dividends on unvested performance stock units	(85)	(19)	(238)	(73)
Less: Dividends on unvested restricted shares	(75)	(12)	(200)	(34)
Less: Net (income) loss allocated to unvested performance stock units	—	(142)	—	(15)
Less: Net (income) loss allocated to unvested restricted shares	—	(63)	—	(32)
Undistributed net income (loss) allocated to common stockholders	(7,905)	12,564	(22,530)	6,851
Add back: Dividends on common stock	5,038	3,064	15,107	9,041
Distributed and undistributed net income (loss) - basic and diluted	$(2,867)	$15,628	$(7,423)	$15,892
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	1,960	—	1,994
Dividends on preferred stock	—	994	—	—
Distributed and undistributed net income (loss) - diluted	$(2,867)	$18,582	$(7,423)	$17,886

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	31,483	25,554	30,089	27,261
Effect of assumed conversion of operating partnership units	—	4,395	—	4,524
Effect of assumed conversion of preferred stock	—	3,824	—	—
Incentive fee shares	—	101	—	102
Weighted average common shares outstanding – diluted	31,483	33,874	30,089	31,887

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.09)	$0.61	$(0.25)	$0.58
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.09)	$0.55	$(0.25)	$0.56

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$75	$75	$200	$66
Income (loss) allocated to unvested performance stock units	85	161	238	88
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(360)	—	(958)	—
Dividends on preferred stock	1,707	—	5,087	2,866
Total	$1,507	$236	$4,567	$3,020
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	79	56	81	55
Effect of unvested performance stock units	—	65	—	58
Effect of assumed conversion of operating partnership units	4,256	—	4,256	—
Effect of assumed conversion of preferred stock	6,569	—	5,893	3,608
Effect of incentive fee shares	132	—	146	—
Total	11,036	121	10,376	3,721
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
During the nine months ended September 30, 2017, we entered into interest rate caps with notional amounts totaling $659.5 million and strike rates ranging from 3.00% to 5.35%. These interest rate caps have effective dates from January 2017 to August 2017, maturity dates from March 2018 to September 2019, and a total cost of $347,000. These instruments were not designated as cash flow hedges. We also entered into an interest rate floor with a notional amount and strike rate of $1.6 billion and 1.00%, respectively, which had an effective date of September 2017 and a maturity date of December 2018, for a total cost of $65,000.
During the nine months ended September 30, 2016, concurrent with the extension of our $80.0 million mortgage loan, we extended our existing interest rate cap with a notional amount of $80.0 million, maturity date of March 2017 and a strike rate of 5.78% for a total cost of $5,000. This instrument was not designated as a cash flow hedge.
As of September 30, 2017, we held interest rate caps with notional amounts totaling $887.5 million and strike rates ranging from 2.00% to 5.43%. These instruments cap the interest rates on our mortgage loans with an aggregate principal balance of $914.1 million and maturity dates from December 2017 to August 2022. These instruments have maturity dates ranging from December 2017 to September 2019. As of September 30, 2017, we held interest rate floors with notional amounts totaling $4.6 billion and strike rates ranging from -0.25% to 1.00%. These instruments have termination dates ranging from March 2019 to July 2020.
Credit Default Swap Derivatives—We use credit default swaps to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of September 30, 2017, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $2.8 million as of September 30, 2017. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Options on Futures Contracts—During the nine months ended September 30, 2016, we purchased options on Eurodollar futures for a total cost of $124,000 and a maturity date of June 2017. During the nine months ended September 30, 2017, we made no such purchases.
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
Fair value of credit default swaps are obtained from a third party who publishes various information including the index composition and price data (Level 2 inputs). The fair value of credit default swaps does not contain credit-risk-related adjustments as the change in fair value is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2017, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 1.232% to 1.779% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
September 30, 2017
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$130	$—	$47	$177
Interest rate derivatives - caps	—	6	—	—	6
Credit default swaps	—	512	—	63	575
	—	648	—	110	758	(2)
Non-derivative assets:
Investment in Ashford Inc.	11,810	—	—	—	11,810
Total	$11,810	$648	$—	$110	$12,568

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2016
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1,091	$—	$—	$1,091
Options on futures contracts	58	—	—	—	58
	58	1,091	—	—	1,149	(1)
Non-derivative assets:
Investment in Ashford Inc.	8,407	—	—	—	8,407
Total	$8,465	$1,091	$—	$—	$9,556
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in the condensed consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017		2016
Assets
Derivative assets:
Interest rate derivatives - floors	$(132)	$(3,911)		$(1,026)		$2,336
Interest rate derivatives - caps	(24)	(2)		(341)		(62)
Credit default swaps (1)	(375)	—		(375)		—
Options on futures contracts	—	(77)		(58)		(134)
Total derivative assets	$(531)	$(3,990)		$(1,800)		$2,140

Non-derivative assets:
Investment in Ashford Inc.	1,875	(458)		3,403		(1,091)
Total	$1,344	$(4,448)		$1,603		$1,049
Total combined
Interest rate derivatives - floors	$(132)	$(3,911)		$(1,026)		$2,336
Interest rate derivatives - caps	(24)	(2)		(341)		(62)
Credit default swaps	(375)	—		(375)		—
Options on futures contracts	—	1		213		(56)
Unrealized gain (loss) on derivatives	(531)	(3,912)		(1,529)		2,218
Realized gain (loss) on options on futures contracts	—	(78)	(2)	(271)	(2)	(78)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	1,875	(458)		3,403		(1,091)
Net	$1,344	$(4,448)		$1,603		$1,049
_______________

(1)
Excludes costs of $22 associated with credit default swaps for both the three and nine months ended September 30, 2017 included in “other income (expense)” in the condensed consolidated statements of operations.

(2)	Included in “other income (expense)” in the condensed consolidated statements of operations.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$11,810	$11,810	$8,407	$8,407
Derivative assets	758	758	1,149	1,149
Financial assets not measured at fair value:
Cash and cash equivalents	$126,771	$126,771	$126,790	$126,790
Restricted cash	31,609	31,609	37,855	37,855
Accounts receivable, net	20,493	20,493	18,194	18,194
Insurance receivable	19,037	19,037	—	—
Note receivable	8,098	8,189 to 9,051	8,098	8,511 to 9,407
Due from Ashford Trust OP, net	—	—	488	488
Due from AQUA U.S. Fund	—	—	2,289	2,289
Due from related party, net	645	645	377	377
Due from third-party hotel managers	7,492	7,492	7,555	7,555
Financial liabilities not measured at fair value:
Indebtedness	$914,079	$863,534 to $954,431	$766,964	$ 726,774 to $ 803,276
Accounts payable and accrued expenses	59,912	59,912	44,791	44,791
Dividends and distributions payable	8,599	8,599	5,038	5,038
Due to Ashford Inc.	1,380	1,380	5,085	5,085
Due to affiliate	—	—	2,500	2,500
Due to third-party hotel managers	2,633	2,633	973	973
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, insurance receivable, due from AQUA U.S. Fund, due from related party, net, accounts payable and accrued expenses, dividends and distributions payable, due to/from Ashford Trust OP, net, due to Ashford Inc., due to affiliate and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at September 30, 2017 and December 31, 2016. We estimated the fair value of the note receivable to be approximately 1.1% to 11.8% higher than the carrying value of $8.1 million at September 30, 2017 and approximately 5.1% to 16.2% higher than the carrying value of $8.1 million at December 31, 2016. This is considered a Level 2 valuation technique.
Investment in Ashford Inc. Fair value of the investment in Ashford Inc. is based on the quoted closing price on the balance sheet date. This is considered a Level 1 valuation technique.
Derivative assets. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of credit default swaps are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. Fair value of options on futures contracts are valued at their last reported settlement price as of the measurement date. See notes 2, 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.5% to 104.4% of the carrying value of $914.1 million at September 30, 2017, and approximately 94.8% to 104.7% of the carrying value of $767.0 million at December 31, 2016. This is considered a Level 2 valuation technique.
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
The compensation committee of the board of directors of the Company approves performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of the Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% of the target number based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of September 30, 2017, a total of 983,000 performance-based LTIP units representing 200% of the target were issued. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees.
The unamortized fair value of performance-based LTIP units of $930,000 at September 30, 2017 will be expensed over a period of 2.3 years, subject to future mark to market adjustments. We recorded credits to compensation expense in the amount of $633,000 and $1.7 million for the three and nine months ended September 30, 2017, respectively, due to lower fair values as compared to prior periods. For the three and nine months ended September 30, 2016, this expense was $363,000 and $1.1 million, respectively. The related amounts are included in “advisory services fee” on our condensed consolidated statements of operations.
As of September 30, 2017, we have issued a total of 1.5 million LTIP units (including performance-based LTIP units), all of which, other than approximately 3,000 LTIP units issued in March 2015, 6,000 LTIP units issued in May 2015, 389,000 performance-based LTIP units issued in June 2015, 312,000 performance-based LTIP units issued in October 2016, 141,000 LTIP units issued in April 2017, 281,000 performance-based LTIP units issued in April 2017 and 6,000 LTIP units issued in June 2017, had reached full economic parity with, and are convertible into, common units. For the three and nine months ended September 30, 2017, compensation expense of $108,000 and $281,000, respectively, was recorded related to the LTIP units issued to Ashford LLC’s employees. For the three and nine months ended September 30, 2016, this expense was $375,000 and $1.1 million respectively. These amounts are included in “advisory services fee.” Expense of $0 and $64,000 was recorded for the three and nine months ended September 30, 2017, respectively, and expense of $0 and $44,000 was recorded for the three and nine months ended September 30, 2016, respectively, which was related to LTIP units issued to our independent directors. These amounts are included in “corporate general and administrative” expense in our condensed consolidated statements of operations. The fair value of the unrecognized cost of LTIP units, which was $1.1 million at September 30, 2017, will be amortized over a period of 2.6 years, subject to future mark to market adjustments.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three and nine months ended September 30, 2017, approximately 0 and 6,000 common units with an aggregate redemption fair value of $0 and $82,000, respectively, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption. During the three and nine months ended September 30, 2016, no common units were redeemed.
Redeemable noncontrolling interests in Ashford Prime OP as of September 30, 2017 and December 31, 2016, were $45.8 million and $59.5 million, respectively, which represented ownership of our operating partnerships of 11.72% and 13.19%, respectively. The carrying value of redeemable noncontrolling interests as of September 30, 2017 and December 31, 2016, included adjustments of $0 and $8.9 million, respectively, to reflect the excess of redemption value over the accumulated historical costs. For the three and nine months ended September 30, 2017, we allocated net loss of $360,000 and $958,000 to the redeemable noncontrolling interests, respectively. For the three and nine months ended September 30, 2016, we allocated net income of $2.0 million and $2.0 million to the redeemable noncontrolling interests, respectively. For the three and nine months ended September 30, 2017, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $858,000 and $2.5 million, respectively. For the three and nine months ended September 30, 2016, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $572,000 and $1.7 million, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
13. Equity and Stock-Based Compensation
Equity Offering—On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expense were approximately $66.4 million.
Dividends—Common stock dividends declared for the three and nine months ended September 30, 2017, were $5.2 million and $15.5 million, respectively. Common stock dividends declared for the three and nine months ended September 30, 2016, were $3.1 million and $9.1 million, respectively.
Performance Stock Units—The compensation committee of the board of directors of the Company approves grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period of three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At September 30, 2017, the outstanding PSUs had a fair value of $1.2 million. We recorded credits to compensation expense in the amount of $669,000 and $1.5 million for the three and nine months ended September 30, 2017, respectively, due to lower fair values of the PSUs. We recorded expense of $291,000 and $703,000 for the three and nine months ended September 30, 2016, respectively, These amounts are included in “advisory services fee” on our condensed consolidated statements of operations. As of September 30, 2017, we had unamortized compensation expense of $883,000 related to PSUs which is expected to be recognized over a period of 2.3 years, subject to future mark to market adjustments.
Restricted Stock Units—Stock-based compensation expense of $245,000 and $634,000 was recognized for the three and nine months ended September 30, 2017, respectively, in connection with restricted stock units awarded to employees of Ashford LLC and is included in “advisory services fee” on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2016, this expense was $129,000 and $374,000, respectively. There were also restricted stock units granted to certain employees of Remington Lodging, and the associated expenses are recorded as a component of “management fees” on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2017, expense related to such grants was $27,000 and $61,000, respectively. For the three and nine months ended September 30, 2016, this expense was $26,000 and $50,000, respectively. In addition, stock-based compensation expense of $0 and $181,000 was recognized for the three and nine months ended September 30, 2017, respectively, and expense of $50,000 and $227,000 was recognized for the three and nine months ended September 30, 2016, respectively, in connection with common stock issued to our independent directors, which vested immediately, and is included in “corporate general and administrative” expense on our condensed consolidated statements of operations. At September 30, 2017, the outstanding restricted shares had a fair value of $4.5 million. At September 30, 2017, the unamortized cost of the unvested shares of restricted stock was $3.5 million, which will be expensed over a period of 4.1 years, subject to future mark to market adjustments, and have vesting dates between February 2018 and November 2021.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Stock Repurchases—On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the three and nine months ended September 30, 2017, pursuant to this authorization. During the three months ended September 30, 2016, we repurchased 630,000 shares of our common stock for approximately $9.0 million. During the nine months ended September 30, 2016, we repurchased 2.9 million shares of our common stock for approximately $39.0 million. As of September 30, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.3) million and $(5.4) million at September 30, 2017 and December 31, 2016, respectively. Our ownership interest is reported in equity in the condensed consolidated balance sheets. Noncontrolling interests in consolidated entities were allocated net income of $1.1 million and $2.7 million for the three and nine months ended September 30, 2017, respectively, and allocated income of $2.5 million and $2.6 million for the three and nine months ended September 30, 2016, respectively.
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
At September 30, 2017, we had 5.0 million outstanding shares of Series B Preferred Stock which do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because these contain certain cash redemption features that are outside our control. As such, the Series B Preferred Stock is classified outside of permanent equity.
The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the three and nine months ended September 30, 2017, we declared dividends of $1.7 million and $5.1 million respectively, with respect to

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

shares of Series B Preferred Stock. For the three and nine months ended September 30, 2016, we declared dividends of $994,000 and $2.9 million, respectively, with respect to shares of Series B Preferred Stock.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2017, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2017, we pay a) monthly property management fees equal to the greater of $10,000 (CPI adjusted since 2003) or 3% of gross revenues, or in some cases 3% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 2019 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2013 through 2016 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. A ruling from the court is currently pending. It is not possible to accurately predict the outcome of this remaining action or the range of any potential loss.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2017 and December 31, 2016, all of our hotel properties were in the U.S. and its territories.
17. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is 0.70% of our total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

0.70%), subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). We are also required to pay Ashford LLC an incentive fee that is earned annually by Ashford LLC in each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Inc. (the “Fourth Amended and Restated Advisory Agreement”) that amends and restates our advisory agreement discussed herein. On June 9, 2017, our stockholders approved the Fourth Amended and Restated Advisory Agreement which became effective on June 21, 2017. The material terms of the Fourth Amended and Restated Advisory Agreement include:

•
we made a cash payment to Ashford LLC of $5.0 million on June 21, 2017, which is included in “contract modification cost” on our condensed consolidated statements of operations for the nine months ended September 30, 2017, at which time the Fourth Amended and Restated Advisory Agreement became effective;

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

The following table summarizes the advisory services fee incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Advisory services fee
Base advisory fee	$2,300	$2,103	$6,579	$6,334
Reimbursable expenses (1)	462	730	1,541	2,027
Equity-based compensation (2)	(948)	1,134	(2,298)	3,220
Incentive fee	—	487	—	772
Total	$1,814	$4,454	$5,822	$12,353
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
At December 31, 2016, the balance in “due from Ashford Trust OP, net,” of $488,000 was associated with certain expenses. At September 30, 2017 and December 31, 2016, the balance in “due to Ashford Inc.,” which is primarily associated with advisory services fee payable, was $1.4 million and $5.1 million, respectively. In addition, at December 31, 2016, we held a receivable from the AQUA U.S. Fund of $2.3 million, associated with the hold back from the AQUA U.S. Fund, of which the funds were received during the first quarter of 2017. During the three and nine months ended September 30, 2017, we incurred debt placement fees of $225,000 for services provided by a subsidiary of Ashford Inc. These costs are capitalized as deferred loan costs and presented as a reduction of indebtedness. See note 7.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Prime, were granted approximately 22,000 and 22,000 shares of restricted stock under the Ashford Prime Stock Plan in 2016 and 2017, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our condensed consolidated statements of operations. For both the three and nine months ended September 30, 2017, expense related to such grants was $27,000 and $61,000. For the three and nine months ended September 30, 2016, this expense was $26,000 and $50,000, respectively. The unamortized fair value of these grants was $259,000 as of September 30, 2017, which will be amortized over a period of 2.5 years.
18. Subsequent Event
On October 10, 2017, we received a firm commitment from a buyer, and on November 1, 2017, we completed the sale of the 404-room Plano Marriott Legacy Town Center for $104.0 million in cash. The carrying value of the land, building and furniture, fixtures and equipment was approximately $78.7 million at September 30, 2017. We repaid approximately $85.0 million on the mortgage loan that was previously secured in part by the hotel property.

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
We operate in the direct hotel investment segment of the hotel lodging industry. As of November 6, 2017, we own interests in twelve hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,574 total rooms, or 3,339 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Pursuant to the termination provisions of the Fourth Amended and Restated Advisory Agreement, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended September 30, 2017, are as follows (in thousands):

Revenues	$11,263
Expenses	2,762
Net Earnings	$8,501
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
On January 24, 2017, the Company announced refinements to its strategy in an effort to enhance shareholder value. The refinements, which have been unanimously endorsed by the Board of Directors, include the following:

•
Focused Portfolio: Going forward, the Company's portfolio will be predominantly focused on investing in the luxury chain scale segment. Empirical evidence has shown the luxury segment has had greater RevPAR growth over the long term. The Company will continue to target acquisitions of hotels with a RevPAR of at least 2.0x the national average. As a result, four hotel properties have been designated as non-core to the portfolio, including the Courtyard Philadelphia Downtown Hotel, Courtyard San Francisco Downtown Hotel, Renaissance Tampa Hotel and Marriott Legacy Center Hotel in Plano, Texas. To date, the Company has sold the Marriott Legacy Center Hotel, announced plans to convert the

Courtyard Philadelphia Downtown Hotel and the Courtyard San Francisco Downtown to Autograph Collection properties and listed the Renaissance Tampa Hotel for sale. The Company will also simultaneously pursue new acquisitions in order to grow the portfolio consistent with its stated strategy. Luxury hotels have proven to have superior long-term RevPAR growth versus other chain scales, and the Company believes its exclusive focus of investing in luxury hotels should generate attractive returns for its shareholders.

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

On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of our common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expenses were approximately $66.4 million.
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
On March 31, 2017, we acquired a 100% interest in the Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado for total consideration of $145.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $67.5 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options. The mortgage loan is secured by the Park Hyatt Beaver Creek.
On April 27, 2017, Mr. Douglas A. Kessler resigned from the Board of Directors of Ashford Prime and no longer is President of Ashford Prime as a result of being appointed Chief Executive Officer of Ashford Trust.
On May 11, 2017, we acquired a 100% interest in Hotel Yountville in Yountville, California for total consideration of $96.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $51.0 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated maturity date of the mortgage loan is May 2022. The mortgage loan is secured by Hotel Yountville.
On June 20, 2017, we announced that we have entered into an agreement with Marriott to convert the Philadelphia Courtyard to an Autograph Collection property.
On August 18, 2017, we refinanced our existing $40.0 million mortgage loan with a final maturity date in December 2020 with a new $40.0 million mortgage loan that is interest only, provides for a floating interest rate of LIBOR + 2.55% and a stated maturity date of August 2022. The mortgage loan is secured by the Bardessono Hotel.
On October 10, 2017, we received a firm commitment from a buyer, and on November 1, 2017, we completed the sale of the 404-room Plano Marriott Legacy Town Center for $104.0 million in cash. We repaid approximately $85.0 million on the mortgage loan that was previously secured in part by the hotel property.
On November 1, 2017, we announced plans to convert the San Francisco Courtyard Downtown to an Autograph Collection property and that we listed the Tampa Renaissance for sale.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 71.6% and 69.8% of our total hotel revenue for the three and nine months ended September 30, 2017, respectively, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our secured revolving credit facility and future equity and preferred equity issuances, existing working capital, net cash provided by operations, proceeds from insurance claims, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into ground lease and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses, and extraordinary capital expenditures and ground lease expenses. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan.
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the three and nine months ended September 30, 2017, pursuant to this authorization. As of November 6, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
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
On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of our common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expense were approximately $66.4 million.
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
On March 31, 2017, in connection with the acquisition of Park Hyatt Beaver Creek, we completed the financing of a $67.5 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options. The mortgage loan is secured by the Park Hyatt Beaver Creek.
On May 11, 2017, in connection with the acquisition of Hotel Yountville, we completed the financing of a $51.0 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.55%. The stated maturity date of the mortgage loan is May 2022. The mortgage loan is secured by the Hotel Yountville.
On August 18, 2017, we refinanced our existing $40.0 million mortgage loan with a final maturity date in December 2020 with a new $40.0 million mortgage loan that is interest only, provides for a floating interest rate of LIBOR + 2.55% and a stated maturity date of August 2022. The mortgage loan is secured by the Bardessono Hotel.
On October 10, 2017, we received a firm commitment from a buyer, and on November 1, 2017, we completed the sale of the 404-room Plano Marriott Legacy Town Center for $104.0 million in cash. We repaid approximately $85.0 million on the mortgage loan that was previously secured in part by the hotel property.

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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents and amounts represented by marketable securities) to EBITDA not to exceed 6.00x initially, with such ratio being reduced beginning October 1, 2017 to 5.75x and beginning October 1, 2019 to 5.50x. Our ratio was 5.97x at September 30, 2017. The credit facility agreement allows for the ability to exceed such ratio by 0.5x for three quarters following a significant acquisition. The Hotel Yountville, acquired on May 11, 2017, qualified as a significant acquisition.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. This ratio was 2.09x at September 30, 2017.

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

•	Secured debt that is secured by real property not to exceed 70% of the as-is appraised value of such real property.
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at September 30, 2017.
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
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 10, 2019, subject to two one-year extension options if certain terms and conditions are satisfied and a 0.25% extension fee. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $250 million, subject to certain terms. No amounts were drawn under the secured revolving credit facility as of September 30, 2017.

We intend to repay any indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
We had approximately $126.8 million of cash and cash equivalents at both September 30, 2017 and December 31, 2016.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $46.6 million and $46.9 million for the nine months ended September 30, 2017 and 2016, respectively. Cash flows from operations are impacted by changes in hotel operations of our eleven comparable hotel properties, the sale of the Seattle Courtyard Downtown on July 1, 2016 as well as the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017 and Hotel Yountville on May 11, 2017. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2017, net cash flows used in investing activities were $274.1 million. These cash outflows were primarily attributable to $243.7 million for the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville and $32.7 million of capital improvements made to various hotel properties, partially offset by $2.3 million of proceeds received from the liquidation of our investment in the AQUA U.S. Fund. For the nine months ended September 30, 2016, net cash flows provided by investing activities were $109.6 million. These cash inflows were primarily attributable to cash inflows of $43.5 million of net proceeds received from the liquidation of AQUA U.S. Fund and $82.7 million of net cash proceeds from the sale of the Seattle Courtyard Downtown. These cash inflows were partially offset by $16.6 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2017, net cash flows provided by financing activities were $221.3 million. Cash inflows primarily consisted of borrowings on indebtedness of $523.5 million, proceeds of $66.4 million from the issuance of common stock and $40.2 million from the issuance of convertible preferred stock. These cash inflows were partially offset by $376.4 million for repayments of indebtedness, $19.6 million for payments of dividends and distributions, $10.7 million for payments of loan costs and exit fees and $1.6 million for distributions to the holder of a noncontrolling interest in consolidated entities. For the nine months ended September 30, 2016, net cash flows used in financing activities were $125.0 million. Cash outflows primarily consisted of $39.2 million for the repurchase of common stock primarily under our share repurchase program, $12.3 million for payments of dividends and distributions, $71.3 million for repayments of indebtedness, $3.8 million for distributions to the holder of a noncontrolling interest in consolidated entities and $2.7 million for payments of loan costs and exit fees. These cash outflows were partially offset by $4.2 million of net proceeds from the issuance of preferred stock.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
Revenue
Rooms	$77,336	$73,944	$3,392	4.6%
Food and beverage	23,147	20,106	3,041	15.1
Other	7,597	5,568	2,029	36.4
Total hotel revenue	108,080	99,618	8,462	8.5
Other	39	33	6	18.2
Total revenue	108,119	99,651	8,468	8.5
Expenses
Hotel operating expenses:
Rooms	17,698	16,926	(772)	(4.6)
Food and beverage	17,766	15,944	(1,822)	(11.4)
Other expenses	35,182	28,249	(6,933)	(24.5)
Management fees	3,889	3,820	(69)	(1.8)
Total hotel expenses	74,535	64,939	(9,596)	(14.8)
Property taxes, insurance and other	5,197	5,120	(77)	(1.5)
Depreciation and amortization	14,133	11,175	(2,958)	(26.5)
Impairment charges	1,008	—	(1,008)
Advisory services fee	1,814	4,454	2,640	59.3
Transaction costs	244	63	(181)	(287.3)
Corporate general and administrative	1,602	2,653	1,051	39.6
Total expenses	98,533	88,404	(10,129)	(11.5)
Operating income (loss)	9,586	11,247	(1,661)	(14.8)
Interest income	198	50	148	296.0
Gain (loss) on sale of hotel property	—	26,359	(26,359)	(100.0)
Other income (expense)	(22)	(78)	56	71.8
Interest expense and amortization of loan costs	(10,610)	(9,795)	(815)	(8.3)
Write-off of loan costs and exit fees	(380)	(2,595)	2,215	85.4
Unrealized gain (loss) on investment in Ashford Inc.	1,875	(458)	2,333	509.4
Unrealized gain (loss) on derivatives	(531)	(3,912)	3,381	86.4
Income (loss) before income taxes	116	20,818	(20,702)	(99.4)
Income tax (expense) benefit	(333)	504	(837)	(166.1)
Net income (loss)	(217)	21,322	(21,539)	(101.0)
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,143)	(2,504)	1,361	54.4
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	360	(1,960)	2,320	118.4
Net income (loss) attributable to the Company	$(1,000)	$16,858	$(17,858)	(105.9)%

All hotel properties owned for the three months ended September 30, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Seattle Courtyard Downtown	Seattle, WA	Disposition	July 1, 2016
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended September 30,
	2017	2016
Occupancy	83.00%	86.89%
ADR (average daily rate)	$254.65	$249.86
RevPAR (revenue per available room)	$211.36	$217.11
Rooms revenue (in thousands)	$77,336	$73,944
Total hotel revenue (in thousands)	$108,080	$99,618
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Occupancy	83.59%	86.89%
ADR (average daily rate)	$245.75	$249.86
RevPAR (revenue per available room)	$205.42	$217.11
Rooms revenue (in thousands)	$70,060	$73,944
Total hotel revenue (in thousands)	$94,668	$99,618
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $17.9 million, or 105.9%, from net income of $16.9 million for the three months ended September 30, 2016 (the “2016 quarter”) to net loss of $1.0 million for the three months ended September 30, 2017 (the “2017 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $3.4 million, or 4.6%, to $77.3 million during the 2017 quarter compared to the 2016 quarter. During the 2017 quarter, we experienced a 1.9% increase in room rates and a 389 basis point decrease in occupancy. Rooms revenue from our eleven comparable hotel properties decreased $3.9 million due to a decrease in room rates of 1.6% and a 330 basis point decrease in occupancy. Rooms revenue increased (i) $4.1 million at the Hotel Yountville as a result of its acquisition on May 11, 2017; (ii) $3.2 million at the Park Hyatt Beaver Creek Resort & Spa as a result of its acquisition on March 31, 2017; (iii) $664,000 at the Seattle Marriott Waterfront due to a 3.3% increase in room rates and a 232 basis point increase in occupancy at the hotel; (iv) $531,000 at the Hilton La Jolla Torrey Pines as a result of a 7.4% increase in room rates and a 43 basis point increase in occupancy at the hotel; (v) $325,000 at the Tampa Renaissance as a result of a 3.7% decrease in room rates and a 467 basis point increase in occupancy at the hotel, and (vi) $147,000 at the Bardessono Hotel as a result of an 8.4% increase in room rates, partially offset by a 430 basis point decrease in occupancy at the hotel. These increases were partially offset by decreases of (i) $1.9 million at the Philadelphia Courtyard as a result of a 21.5% decrease in room rates and a 134 basis point decrease in occupancy at the hotel; (ii) $948,000 at the San Francisco Courtyard Downtown as a result of a 1,248 basis point decrease in occupancy due to a major renovation during the 2017 quarter, partially offset by 3.2% higher room rates at the hotel; (iii) $907,000 at the Chicago Sofitel Magnificent Mile as a result of 7.4% lower room rates and a 386 basis point decrease in occupancy at the hotel; (iv) $906,000 at the Key West Pier House as a result of a 2,357 basis point decrease in occupancy, partially offset by 4.0% higher room rates at the hotel. The results of operations of the hotel were negatively impacted by Hurricane Irma; (v) $564,000 at the Ritz-Carlton, St. Thomas as

a result of a 1,322 basis point decrease in occupancy, partially offset by 6.8% higher room rates at the hotel. The results of operations of the hotel were negatively impacted by Hurricanes Irma and Maria; (vi) $202,000 at the Capital Hilton as a result of a 48 basis point decrease in occupancy and 1.6% lower room rates at the hotel, and (vii) $158,000 at the Plano Marriott Legacy Town Center as a result of a 256 basis point decrease in occupancy, partially offset by 0.3% higher room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $3.0 million, or 15.1%, to $23.1 million during the 2017 quarter compared to the 2016 quarter. This increase is primarily attributable to an increase in food and beverage revenue of $3.2 million at the Park Hyatt Beaver Creek Resort & Spa and $382,000 at the Hotel Yountville due to their acquisitions on March 31, 2017 and May 11, 2017, respectively. We experienced an additional aggregate increase in food and beverage revenue of $365,000 at the Hilton La Jolla Torrey Pines, Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Philadelphia Courtyard, and Ritz-Carlton, St. Thomas. These increases were partially offset by an aggregate decrease of $862,000 at the Chicago Sofitel Magnificent Mile, Key West Pier House, Capital Hilton, Tampa Renaissance, Plano Marriott Legacy Town Center, and Bardessono Hotel.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $2.0 million, or 36.4%, to $7.6 million during the 2017 quarter compared to the 2016 quarter. The increase is primarily attributable to an increase in other hotel revenue of $2.4 million at the Park Hyatt Beaver Creek Resort & Spa and $243,000 at the Hotel Yountville due to their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase in other hotel revenue of $221,000 at the Hilton La Jolla Torrey Pines and Seattle Marriott Waterfront. These increases were partially offset by a lower aggregate other hotel revenue of $790,000 at the Ritz-Carlton, St. Thomas, Tampa Renaissance, Capital Hilton, Philadelphia Courtyard, Key West Pier House, Plano Marriott Legacy Town Center, Bardessono Hotel, Chicago Sofitel Magnificent Mile, and San Francisco Courtyard Downtown.
Other Non-Hotel Revenue. Other non-hotel revenue increased $6,000, or 18.2%, to $39,000 in the 2017 quarter compared to the 2016 quarter. The increase is attributable to higher Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $772,000, or 4.6%, to $17.7 million in the 2017 quarter compared to the 2016 quarter. This increase is attributable to an increase of $790,000 at the Park Hyatt Beaver Creek Resort & Spa and $618,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $257,000 at the Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines, and Capital Hilton. These increases were partially offset by an aggregate decrease in rooms expense of $892,000 at the Philadelphia Courtyard, San Francisco Courtyard Downtown, Key West Pier House, Chicago Sofitel Magnificent Mile, Plano Marriott Legacy Town Center, Ritz-Carlton, St. Thomas, Bardessono Hotel, and Tampa Renaissance. Rooms expense included $193,000 of hurricane related costs at the Ritz-Carlton, St. Thomas.
Food and Beverage Expense. Food and beverage expense increased $1.8 million, or 11.4%, to $17.8 million during the 2017 quarter compared to the 2016 quarter. The increase is attributable to an aggregate increase of $2.3 million associated with the acquisitions of the Park Hyatt Beaver Creek Resort & Spa on March 31, 2017 and the Hotel Yountville on May 11, 2017, partially offset by lower food and beverage expense of $524,000 at our eleven comparable hotel properties. Food and beverage expense included $380,000 of hurricane related costs at the Ritz-Carlton, St. Thomas.
Other Operating Expenses. Other operating expenses increased $6.9 million, or 24.5%, to $35.2 million in the 2017 quarter compared to the 2016 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $900,000 in direct expenses and an increase of $6.0 million in indirect expenses and incentive management fees in the 2017 quarter as compared to the 2016 quarter. Direct expenses were 2.5% of total hotel revenue for the 2017 quarter and 1.8% for the 2016 quarter. The increase in direct expenses is comprised of an increase of $1.2 million as a result of the acquisitions of the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville in 2017, partially offset by an aggregate decrease of $320,000 from our eleven comparable hotel properties. Direct expenses included $82,000 of hurricane related costs at the Ritz-Carlton, St. Thomas. The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $5.5 million, including $4.2 million from our eleven comparable hotel properties, of which $2.9 million was related to the hurricanes, and $1.4 million from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville; (ii) marketing costs of $984,000, comprised of $807,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville and $177,000 from our eleven comparable hotel properties, of which $55,000 related to the hurricanes; (iii) energy costs of $573,000, comprised of increases of $331,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville and $242,000 from our eleven comparable hotel properties, of which $104,000 is related to the hurricanes; (iv) repairs and maintenance of $65,000, including an increase of $367,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville and $62,000 of hurricane related costs, partially offset by a decrease of $302,000 from our eleven comparable hotel properties; and (v) lease expense of $74,000, comprised of an increase of $69,000 from our eleven comparable hotel properties and $5,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville. These increases were partially offset by an overall decrease of $1.3 million in incentive management fees from our eleven comparable hotel properties resulting from lower rooms revenue in the 2017 quarter.

Management Fees. Base management fees increased $69,000, or 1.8%, to $3.9 million in the 2017 quarter compared to the 2016 quarter. The increase is comprised of $382,000 from Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville. These increases are partially offset by an aggregate decrease of $291,000 from our eleven comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $77,000, or 1.5%, to $5.2 million in the 2017 quarter compared to the 2016 quarter, which is comprised of increases of $819,000 from Park Hyatt Beaver Creek Resort & Spa and $323,000 from the Hotel Yountville. These increases were partially offset by an aggregate decrease of $1.1 million from our eleven comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $3.0 million, or 26.5%, to $14.1 million for the 2017 quarter compared to the 2016 quarter, which is due to an aggregate increase of $1.5 million from our eleven comparable hotel properties and an increase of $1.5 million from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville.
Impairment Charges. We recorded impairment charges of $1.0 million in the 2017 quarter. The impairment charges are related to damages incurred at the Ritz-Carlton, St. Thomas, Key West Pier House, and Tampa Renaissance from Hurricanes Irma and Maria. See note 3 to our condensed consolidated financial statements.
Advisory Services Fee. Advisory services fee decreased $2.6 million, or 59.3%, to $1.8 million in the 2017 quarter compared to the 2016 quarter due to decreases in equity-based compensation of $2.1 million, incentive fee of $487,000 and reimbursable expenses of $268,000. These decreases were partially offset by an increase of $197,000 in the base advisory fee. In the 2017 quarter, we recorded an advisory services fee of $1.8 million which included a base advisory fee of $2.3 million, reimbursable expenses of $462,000 and a credit to equity-based compensation expense in the amount of $948,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2016 quarter, we incurred an advisory services fee of $4.5 million, which included a base advisory fee of $2.1 million, equity-based compensation of $1.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $730,000 and an incentive fee of $487,000.
Transaction Costs. In the 2017 quarter, we recorded transaction costs of $244,000 primarily related to the acquisitions of the Hotel Yountville and Park Hyatt Beaver Creek Resort & Spa. In the 2016 quarter, we recorded transaction costs of $63,000 related to payment of transfer taxes.
Corporate General and Administrative. Corporate general and administrative expense decreased $1.1 million, or 39.6%, to $1.6 million in the 2017 quarter compared to the 2016 quarter as a result of decreases in professional fees of $1.0 million, primarily related to the proxy contest and litigation in 2016 and equity-based compensation to non-employee directors of $50,000.
Interest Income. Interest income increased $148,000, or 296.0%, to $198,000 for the 2017 quarter compared to the 2016 quarter.
Gain on sale of hotel property. In the 2016 quarter, we recorded a gain of $26.4 million related the sale of the Seattle Courtyard Downtown on July 1, 2016.
Other Income (Expense). We recorded other expense of $22,000 related to CMBX premiums and usage fees in the 2017 quarter. In the 2016 quarter, we recognized a realized loss of $78,000 related to the maturity of options on futures contracts.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $815,000, or 8.3%, to $10.6 million for the 2017 quarter compared to the 2016 quarter. The increase is primarily due to higher interest expense and amortization of loan costs associated with the new mortgage loans secured by the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville as well as higher average LIBOR rates, partially offset by lower interest expense from the refinancing of four mortgage loans. The average LIBOR rates for the 2017 quarter and the 2016 quarter were 1.23% and 0.51%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $380,000 for the 2017 quarter, resulting from the write-off of unamortized loan costs of $188,000 and exit costs of $191,000 associated with the refinancing of the Bardessono Hotel mortgage loan. The mortgage loan was refinanced with a $40.0 million mortgage loan due August 2022. Write-off of loan costs and exit fees was $2.6 million for the 2016 quarter, resulting from the write-off of unamortized loan costs of $2.5 million and exit costs of $108,000 related to the sale of the Seattle Courtyard Downtown.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $2.3 million, or 509.4%, from an unrealized loss of $458,000 in the 2016 quarter to an unrealized gain of $1.9 million in the 2017 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $531,000 for the 2017 quarter consisted of a $375,000 unrealized loss associated with credit default swaps, a $132,000 unrealized loss on interest rate floors and a $24,000 unrealized loss on interest rate caps. Unrealized loss on derivatives of $3.9 million for the 2016 period consisted primarily of a $3.9 million unrealized loss on interest rate floors and an unrealized loss on interest rate caps of $2,000. The fair value of interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $837,000, or 166.1%, from income tax benefit of $504,000 for the 2016 quarter to income tax expense of $333,000 for the 2017 quarter. This change was primarily due to an increase in the profitability of the Company’s taxable REIT subsidiaries in the 2017 quarter compared to the 2016 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $1.1 million and $2.5 million for the 2017 quarter and the 2016 quarter, respectively. At September 30, 2017, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $360,000 and net income of $2.0 million for the 2017 quarter and the 2016 quarter, respectively. Redeemable noncontrolling interests in Ashford Prime OP represented ownership interests of 11.72% and 13.19% as of September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
Revenue
Rooms	$224,203	$222,778	$1,425	0.6%
Food and beverage	75,600	72,022	3,578	5.0
Other	21,588	16,977	4,611	27.2
Total hotel revenue	321,391	311,777	9,614	3.1
Other	116	103	13	12.6
Total revenue	321,507	311,880	9,627	3.1
Expenses
Hotel operating expenses:
Rooms	51,108	49,841	(1,267)	(2.5)
Food and beverage	53,890	51,656	(2,234)	(4.3)
Other expenses	94,934	86,923	(8,011)	(9.2)
Management fees	11,643	11,958	315	2.6
Total hotel expenses	211,575	200,378	(11,197)	(5.6)
Property taxes, insurance and other	15,641	14,677	(964)	(6.6)
Depreciation and amortization	39,573	34,342	(5,231)	(15.2)
Impairment charges	1,008	—	(1,008)
Advisory services fee	5,822	12,353	6,531	52.9
Contract modification cost	5,000	—	(5,000)
Transaction costs	6,638	501	(6,137)	(1,225.0)
Corporate general and administrative	7,007	16,414	9,407	57.3
Total expenses	292,264	278,665	(13,599)	(4.9)
Operating income (loss)	29,243	33,215	(3,972)	(12.0)
Equity in earnings (loss) of unconsolidated entity	—	(2,587)	2,587	100.0
Interest income	475	132	343	259.8
Gain (loss) on sale of hotel property	—	26,359	(26,359)	(100.0)
Other income (expense)	(292)	(88)	(204)	(231.8)
Interest expense and amortization of loan costs	(28,743)	(31,066)	2,323	7.5
Write-off of loan costs and exit fees	(2,343)	(2,595)	252	9.7
Unrealized gain (loss) on investment in Ashford Inc.	3,403	(1,091)	4,494	411.9
Unrealized gain (loss) on derivatives	(1,529)	2,218	(3,747)	(168.9)
Income (loss) before income taxes	214	24,497	(24,283)	(99.1)
Income tax (expense) benefit	(334)	(1,022)	688	67.3
Net income (loss)	(120)	23,475	(23,595)	(100.5)
(Income) loss from consolidated entities attributable to noncontrolling interests	(2,736)	(2,569)	(167)	(6.5)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	958	(1,994)	2,952	148.0
Net income (loss) attributable to the Company	$(1,898)	$18,912	$(20,810)	(110.0)%

All hotel properties owned for the nine months ended September 30, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Seattle Courtyard Downtown	Seattle, WA	Disposition	July 1, 2016
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
Occupancy	81.92%	83.65%
ADR (average daily rate)	$258.79	$251.27
RevPAR (revenue per available room)	$212.01	$210.20
Rooms revenue (in thousands)	$224,203	$222,778
Total hotel revenue (in thousands)	$321,391	$311,777
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Occupancy	82.76%	83.65%
ADR (average daily rate)	$254.76	$254.34
RevPAR (revenue per available room)	$210.84	$212.76
Rooms revenue (in thousands)	$213,229	$215,809
Total hotel revenue (in thousands)	$300,678	$303,783
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $20.8 million, or 110.0%, from a net income of $18.9 million for the nine months ended September 30, 2016 (the “2016 period”), to a net loss of $1.9 million for the nine months ended September 30, 2017 (the “2017 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $1.4 million, or 0.6%, to $224.2 million during the 2017 period compared to the 2016 period. During the 2017 period, we experienced a 3.0% increase in room rates and a 173 basis point decrease in occupancy. Rooms revenue from our eleven comparable hotel properties decreased $2.6 million due to an 89 basis point decrease in occupancy partially offset by higher room rates of 0.2%. Rooms revenue increased (i) $6.1 million at the Hotel Yountville as a result of its acquisition on May 11, 2017; (ii) $4.9 million at the Park Hyatt Beaver Creek Resort & Spa as a result of its acquisition on March 31, 2017; (iii) $2.0 million at the Seattle Marriott Waterfront as a result of 2.4% higher room rates and a 524 basis point increase in occupancy at the hotel; (iv) $1.8 million at the Capital Hilton as a result of 4.2% higher room rates and a 175 basis point increase in occupancy at the hotel; (v) $1.1 million at the Hilton La Jolla Torrey Pines as a result of 5.4% higher room rates and a 99 basis point increase in occupancy at the hotel; (vi) $440,000 at the Bardessono Hotel as a result of 8.3% higher room rates, partially offset by a 291 basis point decrease in occupancy at the hotel; (vii) $183,000 at the Tampa Renaissance as a result of 1.2% higher room rates and a 52 basis point increase in occupancy at the hotel; and (viii) $59,000 at the Ritz-Carlton, St. Thomas as a result of 8.6% higher room rates partially offset by a 598 basis point decrease in occupancy at the hotel. The results of operations of the hotel were negatively impacted by Hurricanes Irma and Maria. These increases were partially offset by decreases of (i) $7.0 million at the Seattle Courtyard Downtown as a result of its sale on July 1, 2016; (ii) $3.4 million at the San Francisco Courtyard Downtown as a result of a 921 basis point decrease in occupancy and 2.1% lower room rates due to a major renovation at the hotel during the 2017 period; (iii) $1.9 million at the Philadelphia Courtyard as a result of 8.2% lower room rates and a 58 basis point decrease in occupancy at the hotel; (iv) $1.6 million at the Chicago Sofitel Magnificent Mile as a result of 6.6% lower room rates and a 72 basis point decrease in occupancy at the hotel; (v) $986,000 at the Key West Pier House as a result of a 997 basis point decrease in occupancy, partially offset by 5.1% higher room rates at the hotel. The results of operations of the hotel were negatively impacted by Hurricane Irma; and (vi) $351,000 at the Plano Marriott Legacy Town Center as a result of 3.0% lower room rates, partially offset by an 80 basis point increase in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $3.6 million, or 5.0%, to $75.6 million during the 2017 period compared to the 2016 period. This increase is due to an increase of $4.7 million at the Park Hyatt Beaver Creek Resort & Spa and $656,000 at the Hotel Yountville due to their acquisitions on March 31, 2017 and May 11, 2017, respectively. We experienced an additional aggregate increase in food and beverage revenue of $1.5 million at the Seattle Marriott Waterfront, Plano Marriott Legacy Town Center, Key West Pier House, Philadelphia Courtyard, and Hilton La Jolla Torrey Pines. These increases were partially offset by an aggregate decrease in food and beverage revenue of $2.6 million at the Chicago Sofitel Magnificent Mile, Ritz-Carlton, St. Thomas, Tampa Renaissance, Capital Hilton, San Francisco Courtyard Downtown, and Bardessono Hotel and a decrease of $623,000 at the Seattle Courtyard Downtown as a result of its sale on July 1, 2016.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking and rentals, increased $4.6 million, or 27.2%, to $21.6 million during the 2017 period compared to the 2016 period. This increase is attributable to an increase in other hotel revenue of $4.0 million at the Park Hyatt Beaver Creek Resort & Spa and $342,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $1.3 million at the Hilton La Jolla Torrey Pines, and Ritz-Carlton, St. Thomas. These increases were partially offset by lower aggregate other hotel revenue of $709,000 at the Bardessono Hotel, San Francisco Courtyard Downtown, Key West Pier House, Tampa Renaissance, Plano Marriott Legacy Town Center, Chicago Sofitel Magnificent Mile, Philadelphia Courtyard, Capital Hilton, and Seattle Marriott Waterfront and lower other hotel revenue of $403,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016.
Other Non-Hotel Revenue. Other non-hotel revenue increased $13,000, or 12.6%, to $116,000 in the 2017 period compared to the 2016 period. The increase is attributable to higher Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $1.3 million, or 2.5%, to $51.1 million in the 2017 period compared to the 2016 period. The increase is attributable to an increase of $1.4 million at the Park Hyatt Beaver Creek Resort & Spa and $945,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $1.3 million at the Capital Hilton, Seattle Marriott Waterfront, Ritz-Carlton, St. Thomas, and Hilton La Jolla Torrey Pines. This increase was partially offset by an aggregate decrease in rooms expense of $1.3 million at the San Francisco Courtyard Downtown, Philadelphia Courtyard, Chicago Sofitel Magnificent Mile, Key West Pier House, Tampa Renaissance, Bardessono Hotel and Plano Marriott Legacy Town Center and $1.1 million at the Seattle Courtyard Downtown as a result of its sale on July 1, 2016. Rooms expense included $193,000 of hurricane related costs at the Ritz-Carlton, St. Thomas
Food and Beverage Expense. Food and beverage expense increased $2.2 million, or 4.3%, to $53.9 million during the 2017 period compared to the 2016 period. The increase is attributable to an aggregate increase of $3.9 million associated with the acquisitions of the Park Hyatt Beaver Creek Resort & Spa on March 31, 2017 and the Hotel Yountville on May 11, 2017, partially offset by lower food and beverage revenue of $1.2 million at our eleven comparable hotel properties and $469,000 at the Seattle Courtyard Downtown due to its sale on July 1, 2016. Food and beverage expense included $380,000 of hurricane related costs at the Ritz-Carlton, St. Thomas.
Other Operating Expenses. Other operating expenses increased $8.0 million, or 9.2%, to $94.9 million in the 2017 period compared to the 2016 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $2.0 million in direct expenses and an increase of $6.0 million in indirect expenses and incentive management fees in the 2017 period compared to the 2016 period. Direct expenses were 2.3% of total hotel revenue for the 2017 period and 1.7% for the 2016 period. The increase in direct expenses is primarily attributable to an increase of $2.1 million at the Park Hyatt Beaver Creek Resort & Spa and $134,000 at the Hotel Yountville as a result of their acquisitions in March 31, 2017 and May 11, 2017, respectively. This increase was partially offset by a decrease in other operating expenses of $149,000 at our eleven comparable hotel properties, and $37,000 at the Seattle Courtyard Downtown as a result of its sale. Direct expenses included $82,000 of hurricane related costs at the Ritz-Carlton, St. Thomas. The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $6.8 million, including $4.8 million from our eleven comparable hotel properties, of which $2.9 million was related to the hurricanes and $2.7 million from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville, partially offset by a decrease of $691,000 from the sale of the Seattle Courtyard Downtown; (ii) energy costs of $1.0 million, comprised of an increase of $581,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville and $575,000 from our eleven comparable hotel properties, of which $104,000 is related to the hurricanes, partially offset by a decrease of $142,000 from the Seattle Courtyard Downtown; as a result of its sale; (iii) marketing costs of $1,014,000, including $1.4 million from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville and $55,000 related to the hurricanes, partially offset by a decrease of $469,000 at the Seattle

Courtyard Downtown as a result of its sale and $38,000 from our eleven comparable hotel properties,; (iv) lease expense of $229,000, comprised of an increase of $223,000 from our eleven comparable hotel properties and $10,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville, partially offset by a decrease of $4,000 at the Seattle Courtyard Downtown as a result of its sale; and (v) repairs and maintenance of $153,000, including $706,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville and $62,000 of hurricane related costs, partially offset by a decrease of $373,000 from our eleven comparable hotel properties and $180,000 at the Seattle Courtyard Downtown as a result of its sale. These increases were partially offset by a decrease in incentive management fees of $3.2 million, including $2.0 million from our eleven comparable hotel properties primarily related to the San Francisco Courtyard Downtown as a result of its renovation, $438,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville and $790,000 from the Seattle Courtyard Downtown as a result of its sale.
Management Fees. Base management fees decreased $315,000, or 2.6%, to $11.6 million in the 2017 period compared to the 2016 period. The decrease is comprised of a decrease of $560,000 at the Seattle Courtyard Downtown as a result of its sale and $257,000 associated with the lower hotel revenue at the San Francisco Courtyard Downtown due to ongoing renovations. The ten remaining hotel properties also incurred an aggregate decrease of $98,000. These decreases are partially offset by an aggregate increase of $588,000 from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $964,000, or 6.6%, to $15.6 million in the 2017 period compared to the 2016 period, which is attributable to increases of $1.6 million at the Park Hyatt Beaver Creek Resort & Spa and $555,000 at the Hotel Yountville as a result of their acquisitions in March 2017 and May 2017, respectively. These increases were partially offset by a decrease of $1.1 million from our eleven comparable hotel properties and $344,000 from the Seattle Courtyard Downtown as a result of its sale.
Depreciation and Amortization. Depreciation and amortization increased $5.2 million, or 15.2%, to $39.6 million for the 2017 period compared to the 2016 period due to an aggregate increase of $3.3 million from our eleven comparable hotel properties and $2.7 million from the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville, partially offset by a decrease of $834,000 from the Seattle Courtyard Downtown as a result of its sale.
Impairment Charges. We recorded impairment charges of $1.0 million in the 2017 period related to Hurricanes Irma and Maria damages incurred at the Ritz-Carlton, St. Thomas, Key West Pier House, and Tampa Renaissance. See note 3 to our condensed consolidated financial statements.
Advisory Services Fee. Advisory services fee decreased $6.5 million, or 52.9%, to $5.8 million in the 2017 period compared to the 2016 period due to decreases in equity-based compensation of $5.5 million, incentive fee of $772,000 and reimbursable expenses of $486,000. These decreases were partially offset by an increase of $245,000 in the base advisory fee. In the 2017 period, we recorded an advisory services fee of $5.8 million, which included a base advisory fee of $6.6 million, reimbursable expenses of $1.5 million and a credit to equity-based compensation expense in the amount of $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values at September 30, 2017 as compared to December 31, 2016. In the 2016 period we incurred an advisory services fee of $12.4 million, which included a base advisory fee of $6.3 million, equity-based compensation of $3.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., reimbursable expenses of $2.0 million and an incentive fee of $772,000.
Contract Modification Cost. In the 2017 period, we recorded a $5.0 million one-time payment to Ashford LLC upon entering into the Fourth Amended and Restated Advisory Agreement.
Transaction Costs. In the 2017 period, we recorded transaction costs of $6.6 million primarily related to the acquisitions of Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville and transfer taxes. In the 2016 period, we recorded transaction costs of $501,000 related to payment of transfer taxes.
Corporate General and Administrative. Corporate general and administrative expenses decreased $9.4 million, or 57.3%, to $7.0 million in the 2017 period compared to the 2016 period as a result of lower professional fees of $9.7 million, primarily related to the proxy contest and litigation in 2016, lower public company costs of $31,000, and lower equity-based compensation to non-employee directors of $26,000. These decreases were partially offset by higher miscellaneous expenses of $345,000.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $2.6 million in the 2016 period related to our investment in the AQUA U.S. Fund. We did not have any equity in earnings (loss) in the 2017 period as this investment was liquidated in June 2016.
Interest Income. Interest income increased $343,000, or 259.8%, to $475,000 for the 2017 period compared to the 2016 period.

Gain on sale of hotel property. For the 2016 period, we recorded a gain of $26.4 million related the sale of the Seattle Courtyard Downtown on July 1, 2016.
Other Income (Expense). Other expense increased $204,000 from $88,000 to $292,000 in the 2017 period compared to the 2016 period. In the 2017 period, we recognized a realized loss of $271,000 related to the maturity of options on futures contracts and expense of $21,000 related to CMBX premiums and usage fee. In the 2016 period, we recognized a realized loss of $78,000 related to the maturity of options on futures contracts and $10,000 of commissions paid upon purchasing options on futures contracts.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $2.3 million, or 7.5%, to $28.7 million for the 2017 period compared to the 2016 period. The decrease is primarily due to lower interest expense from the sale of the Seattle Courtyard Downtown on July 1, 2016 and the refinancing of four mortgage loans, partially offset by higher interest expense and amortization of loan costs associated with the new mortgage loans associated with the acquisitions of the Park Hyatt Beaver Creek Resort & Spa and Hotel Yountville as well as a higher average LIBOR rate. The average LIBOR rates for the 2017 period and the 2016 period were 1.04% and 0.45%, respectively.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $4.5 million, or 411.9%, from an unrealized loss of $1.1 million in the 2016 period to an unrealized gain of $3.4 million in the 2017 period. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.3 million for the 2017 period, resulting from the write-off of unamortized loan costs of $295,000 and exit costs of $2.0 million associated with the refinancing of four mortgage loans, including the refinancing of three mortgage loans maturing April 2017 and the refinancing of the Bardessono Hotel mortgage loan. Write-off of loan costs and defeasance costs was $2.6 million for the 2016 period, resulting from the write-off of unamortized loan costs of $2.5 million and exit costs of $108,000 related to the sale of the Seattle Courtyard Downtown.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $1.5 million for the 2017 period consisted of a $1.0 million unrealized loss on interest rate floors, a $341,000 unrealized loss on interest rate caps, and a $375,000 unrealized loss associated with CMBX tranches, partially offset by a $213,000 unrealized gain on options on futures contracts. Unrealized gain on derivatives of $2.2 million for the 2016 period consisted of a $2.3 million unrealized gain on interest rate floors, partially offset by a $56,000 unrealized loss on options on futures contracts and an unrealized loss on interest rate caps of $62,000. The fair value of interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense decreased $688,000, or 67.3%, to $334,000 in the 2017 period compared to the 2016 period. This decrease was primarily due to a decrease in the profitability of the Company’s taxable REIT subsidiaries in the 2017 period compared to the 2016 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $2.7 million and $2.6 million for the 2017 period and the 2016 period, respectively. At both September 30, 2017 and 2016, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $958,000 and net income $2.0 million for the 2017 period and the 2016 period, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 11.72% and 13.19% as of September 30, 2017 and 2016, respectively.
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
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, depreciation and amortization, income taxes and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and management conversion costs, (gain) loss on sale of hotel property, write-off of loan costs and exit fees, legal, advisory and settlement costs, contract modification cost, software implementation costs, impairment charges and uninsured hurricane related costs and non-cash items such as other (income) expense, unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(217)	$21,322	$(120)	$23,475
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,143)	(2,504)	(2,736)	(2,569)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	360	(1,960)	958	(1,994)
Net income (loss) attributable to the Company	(1,000)	16,858	(1,898)	18,912
Interest income (1)	(195)	(50)	(470)	(132)
Interest expense and amortization of loan costs (1)	10,111	9,380	27,338	29,839
Depreciation and amortization (1)	13,406	10,459	37,409	32,216
Income tax expense (benefit) (1)	426	(504)	319	1,022
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(360)	1,960	(958)	1,994
EBITDA available to the Company and OP unitholders	22,388	38,103	61,740	83,851
Amortization of favorable (unfavorable) contract assets (liabilities)	43	43	136	69
Transaction and management conversion costs	260	63	6,700	501
Other (income) expense	22	78	292	88
(Gain) loss on sale of hotel property	—	(26,359)	—	(26,359)
Write-off of loan costs and exit fees	380	2,595	2,343	2,595
Unrealized (gain) loss on investments	(1,875)	458	(3,403)	1,091
Unrealized (gain) loss on derivatives	531	3,912	1,529	(2,218)
Non-cash stock/unit-based compensation	(921)	1,234	(1,992)	3,541
Legal, advisory and settlement costs	560	1,830	3,508	14,056
Contract modification cost	—	—	5,000	—
Software implementation costs	—	—	79	—
Impairment and uninsured hurricane related costs	4,581	—	4,581	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	—	—	2,587
Adjusted EBITDA available to the Company and OP unitholders	$25,969	$21,957	$80,513	$79,802
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense and amortization of loan costs	$(499)	$(415)	$(1,405)	$(1,227)
Depreciation and amortization	(727)	(716)	(2,164)	(2,126)
Interest income	3	—	5	—
Income tax expense (benefit)	93	—	(15)	—

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of hotel properties and extraordinary items as defined by GAAP, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, contract modification cost, software implementation costs, uninsured hurricane related costs and non-cash items such as other (income) expense, unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in the condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(217)	$21,322	$(120)	$23,475
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,143)	(2,504)	(2,736)	(2,569)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	360	(1,960)	958	(1,994)
Preferred dividends	(1,707)	(994)	(5,087)	(2,866)
Net income (loss) attributable to common stockholders	(2,707)	15,864	(6,985)	16,046
Depreciation and amortization on real estate (1)	13,406	10,459	37,409	32,216
Impairment charges on real estate	1,008	—	1,008	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(360)	1,960	(958)	1,994
(Gain) loss on sale of hotel property	—	(26,359)	—	(26,359)
FFO available to common stockholders and OP unitholders	11,347	1,924	30,474	23,897
Preferred dividends	1,707	994	5,087	2,866
Transaction and management conversion costs	260	63	6,700	501
Other (income) expense	22	78	292	88
Write-off of loan costs and exit fees	380	2,595	2,343	2,595
Unrealized (gain) loss on investments	(1,875)	458	(3,403)	1,091
Unrealized (gain) loss on derivatives	531	3,912	1,529	(2,218)
Non-cash stock/unit-based compensation	(921)	1,234	(1,992)	3,541
Legal, advisory and settlement costs	560	1,830	3,508	14,056
Contract modification cost	—	—	5,000	—
Software implementation costs	—	—	79	—
Uninsured hurricane related costs	3,573	—	3,573	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	—	—	2,587
Adjusted FFO available to the Company and OP unitholders	$15,584	$13,088	$53,190	$49,004
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Depreciation and amortization on real estate	$(727)	$(716)	$(2,164)	$(2,126)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	361	100	361
Courtyard by Marriott (1)	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott (1)	San Francisco, CA	Select	408	100	408
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz-Carlton, St. Thomas	St. Thomas, USVI	Full	180	100	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100	190
Hotel Yountville	Yountville, CA	Full	80	100	80
Ground Lease Properties
Hilton (2)	La Jolla, CA	Full	394	75%	296
Renaissance (3)	Tampa, FL	Full	293	100	293
Bardessono Hotel (4)	Yountville, CA	Full	62	100	62
Total			3,574		3,339
________

(1)	Announced plans to convert to Autograph Collection.

(2)	The ground lease expires in 2067.

(3)	The ground lease expires in 2080.

(4)	The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.

*	This table excludes the Plano Marriott Legacy Town Center, which was sold on November 1, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At September 30, 2017, our total indebtedness of $914.1 million included $906.0 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at September 30, 2017, would be approximately $2.3 million per year. Interest rate changes will have no impact on the remaining $8.1 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2017, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amounts totaling $50.0 million to hedge financial and capital market risk for upfront costs of $888,000, which were subsequently returned to us as collateral by our counterparties. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our total exposure for these trades was approximately $2.8 million at September 30, 2017.

We hold interest rate floors with notional amounts totaling $4.6 billion and strike rates ranging from -0.25% to 1.00%. Our total exposure is capped at our initial total cost of $3.6 million. These instruments have termination dates ranging from March 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. A ruling from the court is currently pending. It is not possible to accurately predict the outcome of this remaining action or the range of any potential loss.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At September 30, 2017, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases is at management’s discretion and depends on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the three and nine months ended September 30, 2017, pursuant to this authorization. During the three months ended September 30, 2016, we repurchased 630,000 shares of our common stock for approximately $9.0 million. During the nine months ended September 30, 2016, we repurchased 2.9 million shares of our common stock for approximately $39.0 million. As of September 30, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
The following table provides the information with respect to purchases of our common stock during each of the months in the third quarter of 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	439	(1)	$10.28	(2)	—	$36,787,500
August 1 to August 31	602	(1)	$10.54	(2)	—	$36,787,500
September 1 to September 30	718	(1)	$9.80	(2)	—	$36,787,500
Total	1,759		$10.21		—
__________________

(1)
Includes 54, 14 and 20 shares in July, August and September, respectively that were repurchased from Ashford Trust when former Ashford Trust employees who held restricted shares of Ashford Prime common stock they received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

(2)	There is no cost associated with the forfeiture of restricted shares of 385, 588 and 698 of our common stock in July, August and September, respectively.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.3	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
ASHFORD HOSPITALITY PRIME, INC.

Date:	November 8, 2017	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 8, 2017	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer