Form 10-K
period 2017-12-31
Ashford Hospitality Prime, Inc.
filed 2018-03-14
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2017, the aggregate market value of 30,566,005 shares of the registrant’s common stock held by non-affiliates was approximately $314,524,000.
As of March 12, 2018, the registrant had 32,120,210 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2018 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

ASHFORD HOSPITALITY PRIME, INC.
YEAR ENDED DECEMBER 31, 2017

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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
factors referenced, including those set forth under the section captioned “Item 1. Business,” “Item 1A. Risk Factors,” “Item 2. Properties,” and “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations;”

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

PART I

Item 1. Business
Our Company
We are an externally-advised Maryland corporation that was formed in April 2013 and became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average RevPar was $167 for the year ended December 31, 2017. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 12, 2018, we owned interests in twelve hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,574 total rooms, or 3,339 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
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
We intend to concentrate our investments in markets where we believe there are significant growth opportunities, taking into consideration the risk of additional supply. In determining anticipated RevPAR for a particular asset, we may take into account forecasts and other considerations, including without limitation, conversions or repositioning of assets, capital plans, brand changes and other factors which may reasonably be forecasted to raise RevPAR after stabilization. Stabilization with respect to a hotel, after the completion of an initiative such as a capital plan, conversion or change of brand name or change of the business mix or other operating characteristics, is generally expected to occur within 12 to 24 months after the completion of the related renovation, repositioning or brand change.
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
Active Asset Management Strategy. We rely on Ashford LLC to asset-manage the hotel properties in our portfolio, and will rely on Ashford LLC to asset-manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Asset management is intended to include actively “managing” the third-party property managers and holding them accountable to drive industry leading top line and bottom line operating performance. Ashford LLC aims to achieve this goal by benchmarking each asset’s performance compared to similar hotel properties within our portfolio. Ashford LLC also closely monitors all hotel operating expenses, as well as third-party vendor and service contracts. If expense levels are not commensurate with the property revenues, Ashford LLC works with the property manager to implement cost cutting initiatives. Ashford LLC is also very active in evaluating and proposing improved strategies for the sales, marketing and revenue management initiatives of the property manager as well as its ability to drive ancillary hotel revenues (for example, spa, food and beverage, parking, and Internet). In addition to supervising and directing the property manager, Ashford LLC works with the brands and management companies to negotiate favorable franchise agreement and property management agreement terms. Ashford LLC also actively participates in brand advisory committee meetings to provide feedback and input on new hotel brand initiatives.
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
Our Hotels
As of March 12, 2018, we own interests in a high-quality, geographically diverse portfolio of twelve hotel properties located in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands comprising 3,574 total rooms, or 3,339 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are located in top U.S. and U.S. territory markets that exhibit strong growth characteristics resulting from multiple demand generators or strong resort markets. Seven of the twelve hotel properties in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Accor Business and Leisure Management, LLC (“Accor”), one is managed by Hyatt Hotels Corporation (“Hyatt”) and three hotel properties are managed by Remington Lodging. The material terms of these agreements are described below in “Certain Agreements—Hotel Management Agreements.” Each of our hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For the year ended December 31, 2017, approximately 73% of the rooms revenue was generated by transient business; approximately 25% was group sales and 2% was contract sales.

The following tables set forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2017:

				Year Ended December 31, 2017
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	83.65%	$205.19	$171.64	$14,740
The Capital Hilton	Washington, D.C.	550	75%	88.63%	237.87	210.83	17,672
Seattle Marriott Waterfront	Seattle, WA	361	100%	87.99%	272.19	239.50	16,209
Courtyard San Francisco Downtown	San Francisco, CA	408	100%	79.93%	270.38	216.12	12,737
Courtyard Philadelphia Downtown	Philadelphia, PA	499	100%	81.83%	176.71	144.60	12,221
Renaissance Tampa International Plaza(3)	Tampa, FL	293	100%	81.96%	192.34	157.65	7,002
Chicago Sofitel Magnificent Mile	Chicago, IL	415	100%	80.92%	202.66	164.00	5,778
Pier House Resort	Key West, FL	142	100%	77.07%	430.59	331.87	10,982
Bardessono Hotel(4)	Yountville, CA	62	100%	76.96%	770.19	592.77	4,441
Ritz-Carlton St. Thomas(6)	St. Thomas, U.S. Virgin Islands	180	100%	79.94%	553.27	442.26	10,595
Park Hyatt Beaver Creek(7)	Beaver Creek, CO	190	100%	53.94%	310.52	167.51	2,419
Hotel Yountville(8)	Yountville, CA	80	100%	71.78%	603.21	433.00	3,924
Total / Weighted Average(5)		3,574		81.77%	$260.75	$213.22	$118,720
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

(2)	Subject to a ground lease that expires in 2067.

(3)	Subject to a ground lease that expires in 2080.

(4)	Subject to a ground lease that initially expires in 2055. The ground lease contains two 25-year extension options, at our election.

(5)	Calculated on a portfolio basis for the twelve hotel properties in our portfolio as of December 31, 2017.

(6)
Due to the impact from hurricanes Irma and Maria, the Ritz-Carlton St. Thomas total rooms count was reduced to 74 at December 31, 2017. The hotel had 180 total rooms in service prior to the hurricanes. The applicable total rooms, with out-of-service exclusion, for each month following the hurricanes were: 77 in September, 61 in October, 72 in November and 74 in December.

(7)	Period from our acquisition on March 31, 2017 through December 31, 2017.

(8)	Period from our acquisition on May 11, 2017 through December 31, 2017
Hilton La Jolla Torrey Pines, La Jolla, CA
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2067. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1989 and is comprised of 394 guest rooms, including 232 king rooms, 152 queen/queen rooms and 10 suites. Approximately $26.5 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included lobby, restaurant, meeting space and room renovations.
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
Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Rooms	394	394	394	394	394
Occupancy	83.7%	83.8%	85.4%	84.5%	78.2%
ADR	$205.19	$194.93	$191.16	$178.35	$168.43
RevPAR	$171.64	$163.41	$163.15	$150.71	$131.76
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Revenue	$43,949	$42,058	$40,541
Rooms Revenue	24,683	23,564	23,463
Hotel EBITDA(1)	14,740	12,922	12,520
EBITDA Margin	33.5%	30.7%	30.9%
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

The Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in The Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 550 guest rooms, including 286 king rooms, 93 queen/queen rooms, 91 double/double rooms, 78 single queen rooms and two parlor suites. Approximately $51.5 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting space, lobby and restaurant and executive lounge. The hotel was one of the early adopters in relocating the executive (or concierge) lounge to the lobby level, allowing the hotel to offer additional concierge room types and adding room keys back into inventory.
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

Operating History. The following table shows certain historical information regarding The Capital Hilton hotel since 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Rooms	550	550	550	547	544
Occupancy	88.6%	88.6%	85.4%	84.8%	83.7%
ADR	$237.87	$230.69	$222.26	$219.56	$216.40
RevPAR	$210.83	$204.36	$189.88	$186.11	$181.03
Selected Financial Information. The following tables show certain selected financial information regarding The Capital Hilton hotel since 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Revenue	$59,316	$58,612	$54,423
Rooms Revenue	42,325	41,137	38,045
Hotel EBITDA(1)	17,672	17,422	15,297
EBITDA Margin	29.8%	29.7%	28.1%
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

Seattle Marriott Waterfront, Seattle, WA
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Seattle Marriott Waterfront hotel. The hotel opened in 2003 and is comprised of 348 guestrooms and 13 suites, including 204 king rooms, 155 double/double rooms and two murphy beds. About half of the hotel’s guest rooms have water views overlooking Elliott Bay. Approximately $11.7 million was spent on capital expenditures since acquisition by Ashford Trust in 2007. Capital improvements for 2017 included the relocation of the M Club from the eighth floor to the lobby level, which recaptured three guestrooms.
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
Additional property highlights include:

•	Meeting Space: Approximately 7,700 square feet of meeting space.

•
Food and Beverage: The Seattle Marriott Waterfront hosts (i) Hook and Plow, a full-service restaurant with 192 seats; (ii) Lobby Bar/Library with 120 seats; and (iii) the “Market” offering snacks, drinks and sundry items.

•	Other Amenities: The hotel has a fitness center, indoor/outdoor connected pool, business center, guest laundry facilities, valet parking and electric charging stations.
Location and Access. The hotel is conveniently located on the Seattle waterfront, just off of Highway 99 / Alaskan Way Viaduct. The hotel is approximately 15 miles from the Seattle/Tacoma International Airport.

Operating History. The following table shows certain historical information regarding the Seattle Marriott Waterfront hotel since 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Rooms	361	358	358	358	358
Occupancy	88.0%	83.1%	82.2%	79.7%	77.8%
ADR	$272.19	$264.10	$255.20	$240.56	$219.09
RevPAR	$239.50	$219.40	$209.84	$191.66	$170.45
Selected Financial Information. The following tables show certain selected financial information regarding the Seattle Marriott Waterfront hotel since 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Revenue	$40,714	$37,648	$36,144
Rooms Revenue	31,409	28,748	27,419
Hotel EBITDA(1)	16,209	15,115	14,662
EBITDA Margin	39.8%	40.1%	40.6%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard San Francisco Downtown, San Francisco, CA
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in the Courtyard San Francisco Downtown. The hotel opened in 2001 and is comprised of 408 guestrooms, including 196 king rooms, 184 queen/queen rooms and 30 suites. Approximately $30.5 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a restaurant renovation, a guestroom soft goods renovation and a meeting space renovation. In early 2017, the hotel began an extensive custom designed approximate $23 million guestroom renovation. As part of this renovation we increased the room count from 405 to 410 rooms utilizing former conference suites. Upon completion in early 2018, the Courtyard San Francisco Downtown will boast sophisticated guestrooms that represent the hotel’s ideal location in the new and evolving SoMa neighborhood. Bold vibrant colors with calming grey undertones mimic the stunning visual beauty expressed in the iconic city of San Francisco. Innovative smart technology combined with comfort and luxury to provide travelers with an intriguing and unique experience.
On November 1, 2017, we announced plans to convert the San Francisco Courtyard Downtown into an Autograph Collection property, which will include a complete redesign of the lobby, public areas and façade. The reimaged public space and modern guest rooms will merge to elevate this property within the Distinctive Premium market. We expect the conversion to be completed in December 2019.
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

Operating History. The following table shows certain historical information regarding the Courtyard San Francisco Downtown since 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Rooms	408	405	405	405	405
Occupancy	79.9%	89.6%	91.1%	89.9%	88.4%
ADR	$270.38	$273.07	$267.24	$255.75	$226.92
RevPAR	$216.12	$244.54	$243.45	$229.90	$200.58
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard San Francisco Downtown since 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Revenue	$36,929	$41,365	$41,938
Rooms Revenue	32,109	36,249	35,988
Hotel EBITDA(1)	12,737	12,790	13,695
EBITDA Margin	34.5%	30.9%	32.7%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard Philadelphia Downtown, Philadelphia, PA
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in the Courtyard Philadelphia Downtown. The hotel opened in 1999 and is comprised of 499 guestrooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two Parlor Suites. Approximately $25.8 million has been spent on capital expenditures since its acquisition in 2007, which included a lobby bistro renovation and extensive guest rooms repositioning, bathrooms, suites and hallways renovation. An extensive meeting space renovation started during the fourth quarter of 2016 was completed in February 2017.
On June 20, 2017, we announced that we have entered into an agreement with Marriott to convert the Philadelphia Courtyard into an Autograph Collection property. We expect the conversion to be completed in June 2019.
The hotel is located in the center of Philadelphia’s downtown business district, across the street from city hall and a block away from the Philadelphia Convention Center. The hotel is a historic landmark itself, on the national register of historic places, and is convenient to the historical district, the University of Pennsylvania and Independence Hall.
Additional property highlights include:

•	Meeting Space: Approximately 10,000 square feet of meeting space.

•	Food and Beverage: The Courtyard Philadelphia Downtown hosts (i) Nineteen 26, an all-purpose restaurant and (ii) a Starbucks coffee shop.

•	Other Amenities: The hotel has a fitness center, sundries shop/market, business center, guest laundry facilities and valet parking.
Location and Access. The hotel is located in downtown Philadelphia and is accessible from Interstate 676. The hotel’s corner location and clear signage make it easily visible from both directions on Juniper Street. The hotel is approximately 10 miles from the Philadelphia International Airport.

Operating History. The following table shows certain historical information regarding the Courtyard Philadelphia Downtown since 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Rooms	499	499	499	499	498
Occupancy	81.8%	81.8%	82.6%	79.4%	76.6%
ADR	$176.71	$182.46	$175.85	$166.01	$165.02
RevPAR	$144.60	$149.26	$145.28	$131.81	$126.33
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Philadelphia Downtown since 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Revenue	$31,862	$32,643	$32,044
Rooms Revenue	26,337	27,260	26,461
Hotel EBITDA(1)	12,221	12,557	12,525
EBITDA Margin	38.4%	38.5%	39.1%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Renaissance Tampa International Plaza, Tampa, FL
We are subject to a ground lease in the Renaissance Tampa International Plaza which expires in 2080. The hotel opened in 2004 and is comprised of 293 guestrooms, including 174 king rooms, 113 double/double rooms and six suites. Approximately $12.5 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a meeting space and lobby renovation, a fitness center expansion and an extensive guestrooms renovation.
On November 1, 2017, we announced that we listed the Tampa Renaissance for sale.
The hotel is located within Tampa International Plaza, which provides many fine dining and retail options immediately adjacent to the hotel. The hotel is also located near the shopping of the Westshore business market.
Additional property highlights include:

•	Meeting Space: Approximately 12,000 square feet of meeting space.

•	Food and Beverage: The Renaissance Tampa International Plaza hosts (i) the Pelagia Trattoria, an all-purpose restaurant and (ii) Gabriella’s, a lobby bar and restaurant.

•	Other Amenities: The hotel has a fitness center, outdoor pool and whirlpool, a gift shop, valet parking and a business center.
Location and Access. The hotel is in Tampa International Plaza and is approximately five miles from the Tampa International Airport.
Operating History. The following table shows certain historical information regarding the Renaissance Tampa International Plaza since 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Rooms	293	293	293	293	293
Occupancy	82.0%	81.2%	78.0%	80.4%	77.6%
ADR	$192.34	$188.12	$175.40	$161.82	$153.70
RevPAR	$157.65	$152.79	$136.75	$130.07	$119.31

Selected Financial Information. The following tables show certain selected financial information regarding the Renaissance Tampa International Plaza since 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Revenue	$24,125	$23,881	$21,934
Rooms Revenue	16,859	16,384	14,625
Hotel EBITDA(1)	7,002	6,777	5,800
EBITDA Margin	29.0%	28.4%	26.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Chicago Sofitel Magnificent Mile, Chicago, IL
On February 24, 2014, we acquired a fee simple interest in the Chicago Sofitel Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guestrooms, including 63 suites. Approximately $9.7 million was spent on capital expenditures since acquisition by us in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guestroom and corridor renovation began in the fourth quarter of 2017 and is expected to be completed in the second quarter of 2018.
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
Operating History. The following table shows certain historical information regarding the Chicago Sofitel Magnificent Mile since 2013:

	Year Ended December 31,			Period from February 24, 2014 through December 31, 2014	Period from January 1, 2014 through February 23, 2014	Year Ended December 31, 2013
	2017	2016	2015
Rooms	415	415	415	415	415	415
Occupancy	80.9%	82.4%	80.0%	84.2%	58.8%	82.0%
ADR	$202.66	$215.89	$222.55	$234.93	$139.20	$222.06
RevPAR	$164.00	$177.93	$178.11	$197.84	$81.87	$182.13

Selected Financial Information. The following table shows certain selected financial information regarding the Chicago Sofitel Magnificent Mile since 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Revenue	$33,302	$36,879	$37,322
Rooms Revenue	24,841	27,026	26,980
Hotel EBITDA(1)	5,778	8,400	8,360
Hotel EBITDA Margin	17.4%	22.8%	22.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from February 24, 2014 through December 31, 2014, represent the operating results since our acquisition on February 24, 2014. The hotel operating results for the period from January 1, 2014 through February 23, 2014 and for the year ended December 31, 2013 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the nine months ended September 30, 2013 were reviewed and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. No financial statements were prepared, audited or reviewed as of and for the year ended December 31, 2013 or as of February 23, 2014 and for the period from January 1, 2014 through February 23, 2014.
The Pier House Resort, Key West, FL
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort from Ashford Trust pursuant to an option agreement that we entered into in connection with the spin-off. The hotel opened in 1968 and is comprised of 142 guestrooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $5.9 million was spent on capital expenditures since acquisition by Ashford Trust in May 2013, which included spa, fitness center and select guestrooms refresh renovations.
The hotel is located on a six acre compound in Key West, Florida. In addition to its secluded private beach, the hotel is well situated at the north end of Duval Street providing easy access to the heart of Key West and its many demand generators.
Additional property highlights include:

•	Meeting Space: Approximately 2,600 square feet of conference space and 2,000 square feet of wedding space overlooking the Gulf of Mexico.

•	Food and Beverage: The Pier House Resort provides an al fresco beach bar, the 152 seat One Duval Restaurant as well as the 18 seat Chart Room.

•	Other Amenities: The hotel has a full service spa, a private beach, a heated outdoor pool and a private dock for charter pick-ups.
Location and Access. The hotel is located on a six acre compound in the historic district of Key West, Florida, on Duval Street, at the Gulf of Mexico. Key West, which is the southernmost point of the Florida peninsula, is 160 miles south of Miami. Key West International Airport is approximately four miles from the property and the Marathon and Miami airports are all within driving distance.
Operating History. The following table shows certain historical information regarding the Pier House Resort since 2013:

	Year Ended December 31,			Period from March 1, 2014 through December 31, 2014	Period from January 1, 2014 through February 28, 2014	Year Ended December 31, 2013
	2017	2016	2015
Rooms	142	142	142	142	142	142
Occupancy	77.1%	87.9%	90.2%	85.2%	93.6%	84.6%
ADR	$430.59	$410.79	$396.99	$374.92	$435.51	$357.86
RevPAR	$331.87	$361.08	$357.88	$319.37	$407.75	$302.76

Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort since 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Total Revenue	$23,232	$23,435	$23,192
Rooms Revenue	17,202	18,766	18,549
Hotel EBITDA(1)	10,982	10,229	9,730
EBITDA Margin	47.3%	43.6%	42.0%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from March 1, 2014 through December 31, 2014, represent the operating results since our acquisition on March 1, 2014. The hotel operating results for the period from January 1, 2014 through February 28, 2014 and for the year ended December 31, 2013, represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of May 14, 2013, and for the period from January 1 through May 13, 2013, and as of September 30, 2013, and for the period from May 14 through September 30, 2013, were reviewed and included in amendment number one to our registration statement on Form S-11 filed on January 21, 2014. No financial statements were prepared, audited or reviewed as of and for the year ended December 31, 2013 or as of February 28, 2014 and for the period from January 1, 2014 through February 28, 2014.
Bardessono Hotel, Yountville, CA
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel in Yountville, California, which is subject to a ground lease that initially expires in 2055, with two 25-year extension options. The Bardessono Hotel was built in 2009, has 62 luxurious rooms and suites and is in outstanding physical condition. Built and operated with a primary focus on green practices, the hotel is the only LEED Platinum certified hotel in California and one of only 3 LEED Platinum certified hotels in the U.S. In addition to a meeting space renovation, in 2016 we received approval to construct a 4,000 sq. ft. Presidential Villa. The villa will be built on an undeveloped adjacent parcel of land owned by the Bardessono family. The luxurious villa will consist of 3 large keys, a hospitality suite and private auto court. The construction of the villa is currently targeted to start during 2018. Current capital plans entail the conversion of the existing fitness center into two guest rooms and constructing a new fitness center adjacent to the swimming pool.
Approximately $1.4 million has been spent on capital expenditures since our acquisition in July 2015.
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

Operating History. The following table shows certain historical information regarding the Bardessono Hotel since 2014:

	Year Ended December 31,		Period from July 9, 2015 through December 31, 2015	Period from January 1, 2015 through July 8, 2015	Year Ended December 31, 2014
	2017	2016
Rooms	62	62	62	62	62
Occupancy	77.0%	84.4%	79.7%	77.8%	79.1%
ADR	$770.19	$733.66	$788.25	$648.53	$677.44
RevPAR	$592.77	$619.02	$628.17	$504.69	$535.76
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel since 2015 (dollars in thousands):

	Year Ended December 31,		Period from July 9, 2015 through December 31, 2015	Period from January 1, 2015 through July 8, 2015
	2017	2016
Total Revenue	$17,701	$18,934	$9,684	$8,806
Rooms Revenue	13,414	14,047	6,855	5,914
Hotel EBITDA(1)	4,441	5,029	2,900	1,054
EBITDA Margin	25.1%	26.6%	30.0%	12.0%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from July 9, 2015 through December 31, 2015 represent the operating results since our acquisition on July 9, 2015. The hotel operating results for the period from January 1, 2015 through July 8, 2015 and for the year ended December 31, 2014 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the years ended December 31, 2014 and 2013 were audited and included in our Current Report on Form 8-K filed on July 15, 2015 and as of and for the six months ended June 30, 2015 were reviewed and included in an amendment to our Current Report on Form 8-K filed on February 3, 2016. No financial statements were prepared, audited or reviewed for the period from July 1, 2015 through July 8, 2015.
The Ritz-Carlton Hotel, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton St. Thomas in St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites all featuring a spacious private balcony with ocean or resort views. The resort completed a comprehensive $22.0 million renovation of the guest rooms and public space prior to our acquisition of the resort, and approximately $6.6 million has been spent on capital expenditures since our acquisition in December 2015. Capital investment is focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma. The hotel is currently closed to guests; however, there are currently 83 guest rooms available for sale to groups assisting with relief efforts.
Additional property highlights include:

•	Meeting Space: The property has more than 10,000 square feet of indoor and outdoor meeting and function space offering stunning views of Great Bay and neighboring St. John.

•
Food and Beverage: The property features (i) the signature 163 seat Bleuwater Restaurant; (ii) Essenza, a 164 seat Italian restaurant; (iii) Sails, a 155 seat beachside restaurant and bar; (iv) Coconut Cove, a second beachside 118 seat restaurant, on the grounds of the adjacent Ritz Carlton Residences; and (v) Zest, a coffee/frozen yogurt shop.

•
Other Amenities: The resort offers a beachfront infinity-edge pool as well as a children’s pool and hot tub, a 7,500 square foot full-service award-winning spa and a 2,000 square foot fitness center. The resort also offers Jean-Michel Cousteau’s Ambassadors of the Environment eco adventures for children and adults and a comprehensive aquatic center.

Location and Access. The hotel is located on 30 pristine oceanfront acres along Great Bay, St. Thomas, U.S. Virgin Islands. It is 1.6 miles from Urman Victor Fredericks Marine Terminal, 11 miles from Cyril E. King Airport and 4 miles from Coki Beach.

Operating History. The following table shows certain historical information regarding the Ritz-Carlton St. Thomas since 2014:

	Year Ended December 31,		Period from December 15, 2015 through December 31, 2015	Period from January 1, 2015 through December 14, 2015	Year Ended December 31, 2014
	2017	2016
Rooms	180	180	180	180	180
Occupancy	79.9%	78.5%	73.2%	80.0%	67.9%
ADR	$553.27	$537.75	$1,179.85	$523.57	$542.82
RevPAR	$442.26	$421.90	$863.30	$418.91	$368.54
Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton St. Thomas since 2015 (dollars in thousands):

	Year Ended December 31,		Period from December 15, 2015 through December 31, 2015	Period from January 1, 2015 through December 14, 2015
	2017	2016
Total Revenue	$43,957	$50,278	$3,884	$48,379
Rooms Revenue	23,171	27,795	2,642	26,240
Hotel EBITDA(1)	10,595	8,813	1,489	7,667
EBITDA Margin	24.1%	17.5%	38.3%	15.9%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from December 15, 2015 through December 31, 2015, represent the operating results since our acquisition on December 15, 2015. The hotel operating results for the period from January 1, 2015 through December 14, 2015 and for the year ended December 31, 2014 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended December 31, 2014 were audited and as of and for the nine months ended September 30, 2015 were reviewed and included in an amendment to our Current Report on Form 8-K filed on February 26, 2016. No financial statements were prepared, audited or reviewed for the period from October 1, 2015 through December 14, 2015.
The Park Hyatt Beaver Creek, Beaver Creek, CO
On March 31, 2017, we acquired a 100% interest in the 190-room Park Hyatt Beaver Creek in Beaver Creek, Colorado. Located in the heart of Beaver Creek Village, the Park Hyatt Beaver Creek is ideally positioned in the most prestigious location within the Vail Valley which is approximately 90 miles west of Denver and is one of the most exclusive resort destinations in North America. The Park Hyatt Beaver Creek was built in 1989 and has 190 luxurious and spacious rooms, including 77 king rooms, 65 double/double rooms, 20 double/queen rooms, five suite parlors and 23 suites. The hotel property is in excellent physical condition after having received over $7.5 million in capital improvements over the past few years prior to our acquisition. Capital plans estimated at $7.6 million over the next two years include the addition of seven guest rooms and one suite (using space from former offices and excess spa square footage), a full lobby renovation, renovation of existing suite parlors and the addition of a private concierge/ski club with ski locker facilities. Approximately $608,000 has been spent on capital expenditures since our acquisition in March 2017.
Additional property highlights include:

•	Meeting Space: The property has over 20,000 sq. ft. of flexible indoor meeting space.

•
Food and Beverage: The property has four food and beverage outlets, including the world-class 8100 Mountainside Bar & Grill, the Antler Hall (lobby) Bar, the Café and Powder 8 Kitchen & Tap, serving the Beaver Creek community and hotel guests during the ski season.

•
Other Amenities: The resort offers an array of amenities, including the award-winning 30,000 sq. ft. Allegria Spa, a heated outdoor pool beneath a mountain waterfall, 24-hour state-of-the-art fitness club, ski valet service, outdoor fire pits and access to two championship golf courses and the Beaver Creek Tennis Center. The Property also features over 18,800 sq. ft. of fully leased, highly visible retail space in the heart of Beaver Creek.

Location and Access. Located in the heart of Beaver Creek Village, Colorado, the Park Hyatt is positioned as the leading resort in one of North America's most renowned luxury resort destinations. Beyond the world-class hotel, guests have easy access to Beaver Creek's famous amenities, including exceptional dining and shops, the 535-seat Vilar Performing Arts Center, and an outdoor ice skating rink. While the Vail Valley is home to some of the top ski areas in the world and is a top winter destination, it is also very popular as a summer destination as it boasts many diverse leisure activities, including hiking, biking, horseback riding, white water rafting, fishing, golfing, shopping and festivals.
Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek since 2016:

	Period from March 31, 2017 through December 31, 2017	Period from January 1, 2017 through March 30, 2017	Year Ended December 31, 2016

Rooms	190	190	190
Occupancy	53.9%	83.7%	62.0%
ADR	$310.52	$700.74	$435.33
RevPAR	$167.51	$586.82	$270.02
Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek since 2016 (dollars in thousands):

	Period from March 31, 2017 through December 31, 2017	Period from January 1, 2017 through March 30, 2017	Year Ended December 31, 2016

Total Revenue	$21,969	$18,810	$40,149
Rooms Revenue	8,753	10,034	18,777
Hotel EBITDA(1)	2,419	6,968	9,700
EBITDA Margin	11.0%	37.0%	24.2%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from March 31, 2017 through December 31, 2017, represent the operating results since our acquisition on March 31, 2017. The hotel operating results for the period from January 1, 2017 through March 30, 2017 and for the year ended December 31, 2016 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended December 31, 2016 were audited and included in an amendment to our Current Report on Form 8-K filed on June 13, 2017. No financial statements were prepared, audited or reviewed for the period from January 1, 2017 through March 30, 2017.
Hotel Yountville, Yountville, CA
On May 11, 2017, we acquired a 100% interest in the 80-room Hotel Yountville in Yountville, California. The Hotel Yountville was originally built in 1998 and, in 2011, underwent an extensive expansion and renovation that upgraded all guestrooms, adding 29 new guestrooms, and added a restaurant, spa, meeting and event space, an outdoor pool, and lounge patio. Currently, the property has 80 luxury rooms consisting of 62 king rooms, eight double/queen rooms and 10 suites and is in excellent physical condition. Approximately $168,000 has been spent on capital expenditures since acquisition by us in May 2017.
Additional property highlights include:

•	Meeting Space: The property has 4,392 square feet of indoor and outdoor meeting space.

•	Food and Beverage: The property has the acclaimed 46-seat Hopper Creek Kitchen restaurant and bar, in-room dining service and complimentary wine tastings.

•
Other Amenities: The property offers well-appointed guestrooms and suites with private patios/balconies and a 6,500 square foot on-site spa. Its outdoor amenities are notable as well, including a resort-style outdoor heated pool and lounge, landscaping and water features, and the availability of complimentary bicycles for guest use.

Location and Access. Located in the heart of Yountville, CA, the Hotel Yountville is approximately 60 miles north of San Francisco and enjoys a central location in the heart of the Napa Valley, widely acclaimed as the continent's premier wine and culinary destination with over 450 wineries. Known as the "Culinary Capital of the Napa Valley," Yountville boasts an array of restaurants by famed chefs, earning more Michelin stars per capita than any other place in North America. In addition to the valley's traditional wine and dining attractions, the region is also known as a popular leisure destination for hiking, biking, golfing, shopping and festivals.
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2016:

	Period from May 11, 2017 through December 31, 2017	Period from January 1, 2017 through May 10, 2017	Year Ended December 31, 2016
Rooms	80	80	80
Occupancy	71.8%	75.5%	86.4%
ADR	$603.21	$442.11	$541.31
RevPAR	$433.00	$333.88	$467.82
Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2016 (dollars in thousands):

	Period from May 11, 2017 through December 31, 2017	Period from January 1, 2017 through May 10, 2017	Year Ended December 31, 2016
Total Revenue	$9,599	$4,276	$16,410
Rooms Revenue	8,140	3,473	13,698
Hotel EBITDA(1)	3,924	1,233	6,960
EBITDA Margin	40.9%	28.8%	42.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from May 11, 2017 through December 31, 2017, represent the operating results since our acquisition on May 11, 2017. The hotel operating results for the period from January 1, 2017 through May 11, 2017 and for the year ended December 31, 2016 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the years ended September 30, 2016 and 2015 were audited and as of and for the three months ended December 31, 2016 were reviewed and included in an amendment to our Current Report on Form 8-K filed on July 17, 2017. No financial statements were prepared, audited or reviewed for the period from April 1, 2017 through May 10, 2017.
Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our hotel properties prior to the spin-off and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties on a daily basis and holds frequent ownership meetings with personnel at the hotel properties and key executives with the brands and management companies. The asset management team works closely with our third-party hotel management companies on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotel properties, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors’ standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”
Third-Party Agreements
Hotel Management Agreements. Nine of our hotel properties are operated pursuant to a hotel management agreement with one of four brand hotel management companies. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”

Franchise Agreements. None of our hotel properties operate under franchise agreements. The hotel management agreements with Marriott, Hilton, Hyatt or Accor allow nine of our hotel properties to operate under the Marriott, Hilton, Hyatt or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements and licenses, including, among others, the use of the Courtyard, Marriott, Renaissance, Ritz-Carlton, Hilton, Hyatt or Sofitel, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton Hyatt or Accor, as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager which grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Licensing Agreement. The Ritz Carlton St. Thomas is subject to a License and Royalty Agreement (the “Royalty Agreement”) which allows us to use the Ritz-Carlton brand for fifty years with Marriott having two ten-year extension options. The Royalty Agreement is coterminous with the Management Agreement. In connection with our ability to use the Ritz-Carlton brand, we are obligated to pay a royalty fee of 2.6% of gross revenues and an incentive royalty of 20% of operating profit in excess of owner’s priority.
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
Our Financing Strategy
As part of our separation from Ashford Trust, we assumed mortgage indebtedness secured by the eight hotel properties we acquired in the spin-off, which totaled $621.9 million (including the indebtedness secured by the two hotel properties we own through a consolidated joint venture) as of December 31, 2013. We partially financed the acquisition of the Chicago Sofitel Magnificent Mile through a mortgage loan of $80.0 million. In connection with our acquisition of the Pier House Resort, we assumed $69.0 million of property level debt from Ashford Trust. We also acquired a 100% leasehold interest in the Bardessono Hotel with proceeds from a privately placed convertible preferred stock offering and cash on hand totaling $85.0 million. On November 23, 2015, we completed the financing of a $40.0 million mortgage loan, which is secured by the Bardessono Hotel. In addition, we partially financed the acquisitions of the Ritz-Carlton St. Thomas through a mortgage loan of $42.0 million, the Park Hyatt Beaver Creek through a mortgage loan of $67.5 million and the Hotel Yountville through a mortgage loan of $51.0 million.
As of December 31, 2017, our property-level indebtedness was approximately $826.2 million, with a weighted average interest rate of 4.32% per annum. As of December 31, 2017, approximately 99.0% of our mortgage debt bears interest at the variable rate of LIBOR plus 2.67% and the remaining 1.0% bears interest at a fixed rate of 12.85%. We intend to continue to use a mix of fixed and variable-rate debt, and we may, if appropriate, enter into interest rate hedges.
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

Pursuant to the terms of our advisory agreement, Ashford LLC and its affiliates provide us with our management team, along with appropriate support personnel as Ashford LLC deems reasonably necessary. Ashford LLC and its affiliates are not obligated to dedicate any of their respective employees exclusively to us, nor are Ashford LLC, its affiliates or any of their employees obligated to dedicate any specific portion of its or their time to our business except as necessary to perform the service required of them in their capacity as our advisor. Ashford LLC is at all times subject to the supervision and oversight of our board. So long as Ashford LLC is our advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. Such nominees may be executive officers of our advisor. If the size of our board of directors is increased at any time to more than seven directors, Ashford LLC’s right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by Ashford LLC to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if our board of directors consisted of seven members. The advisory agreement requires Ashford LLC to manage our business affairs in conformity with the policies and the guidelines that are approved and monitored by our board. Additionally, Ashford LLC must refrain from taking any action that would (a) adversely affect our status as a REIT, (b) subject us to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed or (e) violate our charter, bylaws or resolutions of our board of directors, all as in effect from time to time.
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
Term and Termination. The term of our advisory agreement is 10 years from the effective date of the advisory agreement, with up to seven successive additional ten-year terms upon Ashford LLC’s written notice to us not less than 210 days prior to the expiration of the then current term of Ashford LLC’s election to extend the term of our advisory agreement.
We may terminate the advisory agreement at any time, including during the 10-year initial term, without the payment of a termination fee under the following circumstances:

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

•	immediately, upon the commencement of an action for dissolution of our advisor; or

•
(i) upon the entry by a court of competent jurisdiction of a final non-appealable order awarding monetary damages to us based on a finding that our advisor committed a material breach or default of a material term, condition, obligation or covenant of the advisory agreement, which breach or default had a material adverse effect on us, but only where our advisor fails to pay the monetary damages in full within 60 days of the date when the monetary judgment becomes final and non-appealable; provided, however, that if our advisor notified us that our advisor is unable to pay any judgment for monetary damages in full within 60 days of when the judgment becomes final and non-appealable, we may not terminate the advisory agreement if, within the 60-day period, our advisor delivers a promissory note to us having a principal amount equal to the unpaid balance of the judgment and bearing interest at 8.00% per annum, which note shall mature on the 12 month anniversary of the date that the judgment becomes final and non-appealable; and (ii) upon no less than 60 days’ written notice to our advisor, prior to initiating any proceeding claiming a material breach or default by our advisor, of the nature of the default or breach and providing our advisor with an opportunity to cure the default or breach, or if the default or breach is not reasonably susceptible to cure within 60 days, an additional cure period as is reasonably necessary to cure the default or breach so long as our advisor is diligently and in good faith pursuing the cure.

Either party may also terminate the advisory agreement, with the payment of a termination fee, upon the occurrence of a change of control of the Company, provided that the party desiring to terminate the advisory agreement shall give written notice to the other party on a date (i) no earlier than the date on which: (1) we enter into a change of control agreement; (2) our board of directors recommends that our stockholders accept the offer made in a change of control tender; or (3) a voting control event occurs; and (ii) no later than two days after the closing of a transaction contemplated by a change of control agreement, completion of a change of control tender, or occurrence of a voting control event.
In connection with a termination due to a Company change of control event, our advisor may agree, in its sole discretion, to provide transition services agreed to by the parties for a period of up to 30 days.
Immediately upon the termination of our advisory agreement, our advisor has the right to repurchase any outstanding shares of our advisor’s common stock and any units of our advisor’s operating company held by us at a price equal to the average of the VWAP of our advisor’s common stock for the 10 consecutive trading days immediately preceding the date the repurchase option is exercised.

Fees and Expenses.

•
Base Fee. The total monthly base fee is in an amount equal to 1/12th of 0.70% of the sum of (i) the total market capitalization of our company for the prior month, and (ii) the Key Money Gross Asset Value (defined in our advisory agreement as, with respect to our key money assets of any date, the undepreciated carrying value of our key money assets and capitalized leases and any furniture, fixture and equipment leased to us pursuant to any key money investment as reflected on our most recent balance sheet filed with the SEC or prepared by our advisor consistent with its performance of its duties under the advisory agreement without giving effect to any impairments plus the contract purchase price of any key money assets acquired after the date of such most recent balance sheet and all capital expenditures made (to the extent not already reflected in the carrying value of the key money assets) with respect to any key money asset since the date of its acquisition for any improvements or for additions thereto, that have a useful life of more than one year and that are required to be capitalized under GAAP), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the 5th business day of each month.

•
Incentive Fee. In each year that (i) our common stock is listed for trading on a national securities exchange for each day of the applicable year; and (ii) our total shareholder return (“TSR”) exceeds the “average TSR of our peer group” we have agreed to pay an incentive fee.

For purposes of this calculation, our TSR means the sum, expressed as a percentage, of (i) the change in our common stock price during the applicable period, plus (ii) the dividend yield paid during the applicable period (determined by dividing dividends paid during the applicable period by our common stock price at the beginning of the applicable period and including the value of any dividends or distributions with respect to common stock not paid in cash valued in the reasonable discretion of our advisor.
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

•
Expense Reimbursement. Ashford LLC is responsible for all wages, salaries, cash bonus payments and benefits related to its employees providing services to us (including any of our officers who are also officers of Ashford LLC), with the exception of any equity compensation that may be awarded by us to the employees of Ashford LLC who provide services to us, the provision of certain internal audit, asset management and risk management services and the international office expenses described below. We are responsible to pay or reimburse Ashford LLC monthly for all other costs incurred by it on our behalf or in connection with the performance of its services and duties to us, including, without limitation, tax, legal, accounting advisory, investment banking and other third party professional fees, director fees and insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreement), debt service, taxes, insurance, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by us, including the value of awards made by us to Ashford LLC’s employees, and any other costs which are reasonably necessary for the performance by Ashford LLC of its duties and functions. In addition, we pay a pro rata share of Ashford LLC’s office overhead and administrative expenses incurred in the performance of its duties and functions under the advisory agreement. There is no specific limitation on the amount of such reimbursements.

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
Relationship with the Advisor. Ashford LLC is a subsidiary of Ashford Inc. and advises us and Ashford Trust. As of December 31, 2017, we held approximately 9.3% of the equity of Ashford Inc., Ashford LLC’s parent company, and Ashford Trust held approximately 28.5% of the equity of Ashford Inc., on a fully diluted basis. Ashford LLC, its equity holders and employees are permitted to have other advisory clients, which may include other REITs operating in the real estate industry. If we materially revise our initial investment guidelines without the express written consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities. We have agreed that we will not revise our initial investment guidelines to be directly competitive with the investment guidelines of Ashford Trust as of November 19, 2013. The advisory agreement gives us the right to equitable treatment with respect to other clients of Ashford LLC, but does not give us the right to preferential treatment, except that Ashford LLC and Ashford Trust have agreed that, so long as we have not materially changed our initial investment guidelines without the express consent of Ashford LLC, any individual hotel investment opportunities that satisfy our investment focus will be presented to our board of directors, who will have up to 10 business days to accept such opportunity prior to it being available to Ashford Trust or any other entity advised by Ashford LLC.
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
\Hotel Management Agreements
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for the Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged property managers to manage our hotel properties. Each of our hotel properties other than the Pier House Resort, the Bardessono Hotel and Hotel Yountville are operated pursuant to a hotel management agreement with one of four independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, Inc. or its affiliates, Courtyard Management Corporation, Ritz-Carlton (Virgin Islands), Inc. and Renaissance Hotel Management Company, LLC, (3) Accor and (4) Hyatt Hotels Corporation. Courtyard by Marriott, Ritz-Carlton and Renaissance are registered trademarks of affiliates of Marriott. The Pier House Resort, the Bardessono Hotel and Hotel Yountville are operated by Remington Lodging.

The terms of each of the hotel management agreements as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	three 10-year options
The Capital Hilton	12/17/2003	12/31/2023	three 10-year options
Seattle Marriott Waterfront	5/23/2003	12/31/2028	five 10-year options
Courtyard San Francisco Downtown	6/7/2002	12/31/2027	five 5-year options
Courtyard Philadelphia Downtown	12/3/2011	12/31/2041	two 10-year options
Renaissance Tampa International Plaza	4/9/2003, with 8/9/2004 opening date	12/28/2029	five 10-year options
Chicago Sofitel Magnificent Mile	3/30/2006	12/31/2030	three 10-year options
Pier House Resort	3/1/2015	03/01/2025	three 7-year options and one 4-year option
Bardessono Hotel	7/10/2015	07/10/2025	three 7-year options and one 4-year option
Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	two 10-year options
Park Hyatt Beaver Creek	3/31/2017	12/31/2019	two 10-year options
Hotel Yountville	5/11/2017	05/11/2027	three 7-year options and one 4-year option
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

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$117,465,746

The Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$132,100,000

Seattle Marriott Waterfront(3)	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum.	$89,232,634

Courtyard San Francisco Downtown	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	$9,500,000 plus 11.5% of owner funded capital expenses	Not applicable

Courtyard Philadelphia Downtown	6.5%	20% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	2011-$5 million 2012-$5.5 million 2013-$6 million 2014-$6.5 million Thereafter-$7 million Plus 10.25% of owner funded capital expenses after the beginning of 2016.	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Renaissance Tampa International Plaza	3.5%	First Incentive Fee: 100% of operating profit (after deduction for contributions to the FF&E reserve) after Owner’s First Priority until an aggregate amount of $2 million is paid to manager. Second Incentive Fee: After payment of owner’s 1st priority and manager’s first incentive fee, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of 6,675,000 plus 15% of owner-funded capital expenses, and 40% of the operating profit in excess of such sum.	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.8% of gross revenues per fiscal year	Owner’s 1st Priority: 11.25% of owner’s investment Owner’s 2nd Priority: After payment of the owner’s 1st priority and manager’s fee, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $6,675,000 plus 15% of owner- funded capital expenses, and 60% of the operating profit in excess of such sum.	$44,610,212

Chicago Sofitel Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues.	2% of gross hotel revenues	Not applicable	Not applicable

Pier House Resort	Greater of $13,504.42 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	Not applicable

Bardessono Hotel	Greater of $13,504.42 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	Not applicable

Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over Owner’s Priority for such Fiscal Year.	1.0% of gross revenues	$5,440,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures.	Not applicable

Park Hyatt Beaver Creek	Greater of 3.0% and $1,594,341 (increased by lesser of CPI and 8%)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $13,504.42 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit.	Not applicable	Not applicable	Not applicable
__________________

(1)	Management fee is expressed as a percentage of gross hotel revenue.

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
Marriott Management Agreements
Term. The remaining base term of each of our five Marriott management agreements ranges from approximately 9 to 47 years, expiring between December 31, 2027 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from two 10-year extension to five 10-year extensions.
Events of Default. An “Event of Default” under the Marriott hotel management agreements is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice, and a breach by either party of any other covenants or obligations in the hotel management agreement which continues beyond the applicable notice and cure period.
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
Hyatt Beaver Creek Management Agreement
Term. The base term of our Hyatt Beaver Creek management agreement is 30 years, expiring December 31, 2019 and has two 10-year extension options remaining, at the discretion of the manager.
Events of Default. An “Event of Default” under the Hyatt Beaver Creek hotel management agreement is generally defined to include the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice and a breach by either party of any other covenants or obligations in the hotel management agreement which continues beyond the applicable notice and grace period.
Termination Upon Event of Default. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the hotel management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the applicable hotel management agreement upon fifteen days’ written notice to the defaulting party.
Early Termination for Casualty. In the event the applicable hotel is substantially damaged by fire or other casualty, and if, in connection with any casualty, the cost of restoring the hotel equals or exceeds 25% of the replacement cost of the hotel in the case that the casualty is covered by insurance, or 10% of the replacement cost of the hotel in the case that the casualty is not covered by insurance, then we may elect, by providing notice to Hyatt within 90 days of the occurrence of the casualty to not restore the hotel and to terminate the agreement.
Early Termination for Eminent Domain. If all or substantially all of the hotel is taken in any eminent domain procedure so as to render the hotel untenantable, we have the right to terminate the agreement upon 90 days’ prior written notice to Hyatt.
Assignment and Sale. The agreement provides that we cannot sell or assign our interest in the hotel without the prior approval of Hyatt, which shall not be unreasonably withheld. Hyatt’s approval of a sale or assignment is based on the following factors: (i) the ability of the prospective assignee to fulfill the financial obligations of the owner of the hotel; (ii) the integrity and business reputation of the prospective assignee; and (iii) any potential conflicts of interest which may arise in connection with the assignment. Pursuant to the agreement, an assignment is deemed to have occurred if more than 40% of the beneficial ownership of the owner of the hotel is transferred.
Remington Master Management Agreement
As described below under “Mutual Exclusivity Agreement,” we entered into a mutual exclusivity agreement with Remington Lodging upon completion of the spin-off. Remington Lodging manages the Pier House Resort, the Bardessono Hotel and Hotel Yountville. Remington Lodging is owned 100% by Mr. Monty J. Bennett, chairman of our board of directors and the chief executive officer and chairman of the board of directors of Ashford Trust, and his father, Mr. Archie Bennett, Jr. Pursuant to this agreement, we have agreed to engage Remington Lodging for the property management, project management, development and certain other work for all hotels we acquire, unless our independent directors either (i) unanimously vote not to engage Remington Lodging, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington Lodging because, in their reasonable business judgment, they have determined that it would be in our best interest not to engage Remington Lodging or that another manager or developer could perform the duties materially better. We believe Remington Lodging to be one of the premier third-party property managers in the country, and our mutual exclusivity agreement with Remington Lodging offers us a unique competitive advantage over other lodging REITs.

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
Amounts Payable under the Remington Master Management Agreement. Remington Lodging receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$13,504.42 (increased annually based on consumer price index adjustments); or

•	3% of the gross revenues associated with that hotel for the related month.
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
TRS Leases
Four of the hotels we acquired from Ashford Trust in connection with the spin-off are owned by our operating partnership and leased to subsidiaries of Ashford Prime TRS. Two of our hotels are held in a joint venture in which we have a 75% equity interest. The two hotels owned by the joint venture are leased to subsidiaries of the joint venture, which two subsidiaries we have elected to treat as TRSs. In 2014, Ashford Prime TRS formed two new subsidiaries to lease the two hotels acquired during the year. Similarly in 2015, Ashford Prime TRS formed an additional new subsidiary to lease one of the hotels acquired during the year. Ashford Prime TRS has elected to be treated as a TRS. In 2017, two more subsidiaries were formed to lease the hotels acquired during the year. Generally, we intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases, unless not appropriate based on relevant regulatory factors. Ashford LLC will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time.
Term. The leases for all of our hotel properties include a term of five years, which began on January 1, 2018 and expires on December 31, 2022, except in the case of the Chicago Sofitel Magnificent Mile, which began on February 24, 2014 and expires on March 31, 2019, the Bardessono Hotel, which began on July 9, 2015 and expires on December 31, 2019, the Park Hyatt Beaver Creek, which began on March 31, 2017 and expires on December 31, 2021 and the Hotel Yountville, which began on May 11, 2017 and expires on December 31, 2021. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
Hilton La Jolla Torrey Pines. The Hilton La Jolla Torrey Pines is subject to a ground lease with the City of San Diego and expires May 31, 2067. The lease term may be extended by either 10 years or 20 years depending on the amount of capital spent at the hotel. If 5% of gross income is spent on capital expenditures during the lease term, the term may be extended by 10 years. If 6% of gross income is spent on capital expenditures during the lease term, the term may be extended by 20 years. Rent is payable monthly and is the greater of minimum rent or percentage rent, determined monthly, with an annual true-up. Commencing January 1, 1993 and every five years thereafter, minimum rent is adjusted to be 80% of the annual average of actual rents paid or accrued during the preceding five-year period, but in no event may such rent be adjusted downwards. Percentage rent is determined from a percentage of room and banquet rental revenue, food and beverage sales, alcohol sales, lobby, gift shop and coin operated machine and telephone sales and other authorized uses. Percentage rent is adjusted at least six months prior to the end of (December 31, 2027) and thereafter at least six months prior to each 10th year by mutual agreement to provide fair rental to landlord. The lease may be assigned with the landlord’s prior written consent. Upon any assignment or a sublease of a majority of the Premises, 2% of the gross amounts paid for the assignment or sublease are payable to the Landlord except in the instances of a transfer to an affiliate or a mortgage foreclosure. In addition, 2% of the net proceeds are payable to the Landlord in the event of a refinancing.
Bardessono Hotel. The Bardessono Hotel is subject to a ground lease with Bardessono Brothers LLC and expires October 31, 2055, with two 25-year extension options. Rent is payable monthly and is the greater of minimum rent or percentage rent with an annual true-up on October 1. Each year, annual base minimum rent is increased (but never decreased) by an amount equal to the percentage increase in CPI Index during the prior 12-month period that starts on September 1 and ends on August 31. In no event will the index percentage be less than 101.5% nor more than 103.5% multiplied by the annual base minimum rent payable by tenant during the lease year just ending. A percentage rent, which is calculated on the positive difference (if any) between the greater of 8% of net room revenues OR 4.5% of net operating revenues and the aggregate base minimum rent actually paid by the tenant during the same calendar year will be paid on a calendar year basis. Within 90 days after end of calendar year tenant must provide landlord an officer’s certificate containing tenant’s financial statements and percentage rent payment, if any. The lease may be assigned with the landlord’s prior written consent at least 60 days but not more than 90 days before the effective date of the proposed assignment. Tenant must submit to landlord a statement containing contact and financial information, operating and property ownership history, and other information with respect to the proposed assignee or subtenant as landlord may reasonably require, the type of use proposed for the inn parcel or resort, and all of the principal terms of the proposed assignment; copy of proposed assignment; and a copy of the landlord’s consent to assignment. In August of 2016, the lease was amended to allow for the expansion of the leased premises by 10,000 square feet to accommodate construction of presidential villas. Upon issuance of a building permit for the villas, the lease term will be extended by 10 years and the existing minimum base rent will increase on a prorata basis.
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

Competition
The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels. We believe that hotels, such as our hotels that are affiliated with leading national brands, such as the Marriott, Hilton, Hyatt or Accor brands, will enjoy the competitive advantages associated with operating under such brands. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and rooms revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
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
Employees
We have no employees. Our appointed officers and employees are provided by Ashford LLC. Services which would otherwise be provided by employees are provided by Ashford LLC and by our executive officers. Ashford LLC has approximately 102 full time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
Our hotels are located in the Washington D.C., San Francisco, San Diego, Seattle, Philadelphia, Tampa, Chicago, Key West, Vail/Beaver Creek and St. Thomas metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas and any additional areas in which we may acquire assets in the future, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.
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
A financial crisis or economic slowdown may harm the operating performance of the hotel industry generally. If such events occur, we may be impacted by declines in occupancy, average daily room rates and/or other operating revenues.
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
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Richard J. Stockton, David A. Brooks, Deric S. Eubanks, Jeremy Welter, Mark L. Nunneley, and J. Robison Hays III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.
The aggregate amount of fees and expense reimbursements paid to our advisor will exceed the average of internalized expenses of our industry peers (as provided in our advisory agreement), as a percentage of total market capitalization. As a part of these fees, we must pay a minimum advisory fee to our advisor regardless of our performance.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor a monthly base management fee (subject to a minimum fee described below) in an amount equal to 1/12th of 0.70% of the sum of (i) the total market capitalization of our company for the prior month, and (ii) the Key Money Gross Asset Value (as defined in our advisory agreement), an annual incentive fee that will be based on our achievement of certain minimum performance thresholds and certain expense reimbursements. The monthly minimum base management fee will be equal to the greater of (i) 90% of the base fee paid for the same month in the prior year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by the Total Market Capitalization (as defined in our advisory agreement) on the last balance sheet date included in the most recent Quarterly Report on Form 10-Q or Annual Report on Form 10-K filed by the Company with the SEC. The “G&A Ratio” will be calculated as the simple average of the ratios of total general and administrative expenses paid, less any non-cash expenses but including any dead-deal costs, in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member (as provided in our advisory agreement). Since the base management fee is subject to this minimum amount and because a portion of such fees are contingent on our performance, the fees we pay to our advisor may fluctuate over time. However, regardless of our advisor’s performance, the total amount of fees and reimbursements paid to our advisor as a percentage of market capitalization will never be less than the average of internalized expenses of our industry peers (as provided in our advisory agreement), and there may be times when the total amount of fees and incentives paid to our advisor greatly exceeds the average of internalized expenses of our industry peers.
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
Seven of our hotels currently operate under Marriott or Hilton brands; therefore, we are subject to risks associated with concentrating our portfolio in just two brand families.
Seven of our twelve hotels utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
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

We are increasingly dependent on information technology, and potential cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.
Ashford LLC and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption or leakage of information from Ashford LLC’s or hotel managers’ systems could harm our reputation and business.
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
Changes in laws, regulations or policies may adversely affect our business.
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
As of December 31, 2017, we had approximately $826.2 million of outstanding indebtedness, including approximately $818.1 million of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt as well as any future fixed rate debt we may incur at higher interest rates, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately below under “We may be unable to make required payments on our debt, and our charter and bylaws do not limit the amount of debt we may incur.”
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
Under our advisory agreement, Ashford LLC is entitled to receive a monthly base fee in an amount equal to 1/12th of 0.70% of the sum of (i) the total market capitalization of our company for the prior month, and (ii) the Key Money Gross Asset Value, which is defined in the advisory agreement to include our indebtedness and other factors. This fee increases as the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt) increases. As a result, any increase in our consolidated indebtedness will also increase the fees we pay to Ashford LLC. The structure of this fee may incentivize Ashford LLC to increase our indebtedness, thereby increasing the fee, when it is not in the best interest of our stockholders to do so.
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
Because our officers and one of our directors are also key employees of Ashford LLC or its affiliates and have ownership interests in Ashford Trust, our separation and distribution agreement, our advisory agreement, mutual exclusivity agreement and other agreements entered into in connection with the spin-off, as well as our investment management agreement, were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. Due to the subsequent spin-off of Ashford Inc., the parent company of Ashford LLC in November 2014, these officers and directors also have ownership interests in the parent company of Ashford LLC and its subsidiaries, including AIM. As a result of our affiliations with Ashford Trust, Ashford LLC and Remington Lodging, the terms, including fees and other amounts payable, of agreements between us and Ashford Trust, Ashford LLC, AIM or Remington Lodging may not be as favorable to us as the terms under an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Ashford LLC, AIM and Remington Lodging.
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
Until its spin-off on November 12, 2014, Ashford LLC was a subsidiary of Ashford Trust, a publicly-traded hotel REIT, with investment objectives that are similar to ours. As of December 31, 2017, Ashford Trust holds approximately 28.5% of the equity of Ashford Inc., Ashford LLC’s parent company, on a fully diluted basis. So long as Ashford LLC is our external advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. If the size of our board of directors is increased at any time to more than seven directors, the Ashford LLC’s right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by Ashford LLC to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if our board of directors consisted of seven members. Each of our executive officers and two of our directors also serve as key employees and as officers of Ashford LLC and Ashford Trust. Furthermore, Mr. Monty J. Bennett, our previous chief executive officer and current chairman, is also the chairman of Ashford Trust. Our advisory agreement requires Ashford LLC to present investments that satisfy our investment guidelines to us before presenting them to Ashford Trust or any future client of Ashford LLC. Our board may modify or supplement our investment guidelines from time to time so long as we do not change our investment guidelines in such a way as to be directly competitive with all or any portion of Ashford Trust’s investment guidelines as of the date of the advisory agreement. If we materially change our investment guidelines without the express consent of Ashford LLC, then Ashford LLC will not have an obligation to present investment opportunities to us and instead Ashford LLC will use its best judgment to allocate investment opportunities and other entities it advises, taking into account such factors as Ashford LLC deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities.
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
Remington Lodging currently manages the Pier House Resort, the Bardessono Hotel and the Hotel Yountville. We expect Remington Lodging will manage certain of the hotels we acquire in the future. Conflicts of interest in general and specifically relating to Remington Lodging may lead to management decisions that are not in our stockholders’ best interest. The chairman of our board, Mr. Monty J. Bennett, serves as the chief executive officer of Remington Lodging. Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington Lodging.
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
Our charter authorizes the issuance of up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 12, 2018, we had 32,120,210 shares of our common stock issued and outstanding and 4,965,850 shares of our 5.50%

Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) outstanding. No shares of our Series C Preferred Stock (the “Series C Preferred Stock”) were outstanding as of March 12, 2018. Accordingly, we may issue up to an additional 167,879,790 shares of common stock and 45,034,150 shares of preferred stock, including up to 4,750,000 shares of our Series C Preferred Stock.
Each limited partner of Ashford Prime OP and each person that becomes a limited partner of Ashford Prime OP has the right to purchase at any time one share of Series C Preferred Stock for each share of common stock of the Company that the Partnership Units (as defined herein) held by such limited partner may be converted into. Limited partners of Ashford Prime OP that elect to purchase shares of Series C Preferred Stock are required to pay the applicable subscription price of $0.01 per share of Series C Preferred Stock and deliver to the Company an executed subscription agreement in the form provided by the Company. Ashford Prime OP limited partners collectively hold Partnership Units representing approximately 13.0% of Ashford Prime’s outstanding common stock on a fully-diluted, as-converted basis.
Future issuances of common stock or preferred stock, including our Series C Preferred Stock, could decrease the relative voting power of our common stock or preferred stock and may cause substantial dilution in the ownership percentage of our then existing holders of common or preferred stock. We may value any common stock or preferred stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of reducing investors' relative voting power and/or diluting the net tangible book value of the shares held by our stockholders, and might have an adverse effect on any trading market for our securities. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion, including conversion and voting preferences without notice to our stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Second Amended and Restated Partnership Agreement” and note 15 to our consolidated financial statements as of December 31, 2017.
Risks Related to Our Status as a REIT
Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
We operate in a manner intended to allow us to qualify as a REIT for U.S. federal income tax purposes. We believe that our organization and current and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2013. However, we may not qualify or remain qualified as a REIT.
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax for the taxable years beginning before January 1, 2018, and possibly increased state and local income taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, make distributions to our stockholders and it would adversely affect the value of our securities.
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

•
We may experience increases in our state and local income tax burden. Over the past several years, certain state and local taxing authorities have significantly changed their income tax regimes in order to raise revenues. The changes enacted include the taxation of modified gross receipts (as opposed to net taxable income), the suspension of and/or limitation on the use of net operating loss deductions, increases in tax rates and fees, the addition of surcharges, and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.

Failure to make required distributions would subject us to U.S. federal corporate income tax.
We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Internal Revenue Code.
Our TRS structure increases our overall tax liability.
Our TRSs are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, or, in the case of the Ritz Carlton St. Thomas hotel, owned by our TRS, net of the operating expenses for such hotel properties and, in the case of hotel properties leased by our TRS lessees, rent payments to us. Accordingly, although our ownership of our TRS allows us to participate in the operating income from our hotel properties in addition to receiving rent, the net operating income is fully subject to income tax. The after-tax net income of our TRS is available for distribution to us, subject to any applicable withholding requirements.
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
We believe that the rent paid by our TRS lessees is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as taxable REIT subsidiaries for U.S. federal income tax purposes, but the IRS could challenge this treatment and a court could sustain such a challenge. If the IRS were successful in challenging this treatment, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless certain relief provisions applied. If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our property managers and their owners, it is possible that these ownership levels could be exceeded.
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
We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. To the extent that we make distributions in excess of our current and accumulated earnings and profits (as determined for federal income tax purposes), such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder's adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder's adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder's shares, they will be treated as gain from the sale or exchange of such stock.
We may pay taxable dividends in our common stock and cash, in which case stockholders may sell our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder subject to certain limitations, including that the cash portion be at least 20% of the total distribution.
If we make a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends of our common stock and cash, although we may choose to do so in the future.
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
The maximum federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced maximum rate on qualified dividend income. However, under the Tax Cuts and Jobs Act a non-corporate taxpayer may deduct 20% of ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income” resulting in an effective maximum federal income tax rate of 29.6%. Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare tax on dividends received from us. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.
We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations. The Tax Cuts and Jobs Act signed into law by the President on December 22, 2017 made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. The Tax Cuts and Jobs Act makes numerous other changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us. These changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. It is possible that future legislation would result in a REIT having fewer advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for federal income tax purposes, as a corporation.
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
Note that although partnerships have traditionally not been subject to federal income tax at the entity level as described above, new audit rules, currently scheduled to become effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We will have the authority to utilize, and intend to utilize, any exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. It is unclear to what extent these elections will be available to the partnership and how any such elections may affect the procedural rules available to challenge any audit adjustment that would otherwise be available in the absence of any such elections. Proposed temporary and final Treasury Regulations have been promulgated implementing portions of these new partnership audit rules, but questions remain as to the application of the rules.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which, in certain instances, only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. The Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”) contained a number of changes to the Internal Revenue Code provisions applicable to REITs (with various effective dates), including, among others, (1) a reduction from 25% to 20% of the maximum permitted value of a REIT’s assets that can consist of stock or securities of one or more TRSs, (2) treatment of debt instruments issued by publicly offered REITs as “real estate assets” (however, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of one of the REIT gross income tests, the 75% gross income test, and (ii) all such debt instruments may represent no more than 25% of the value of a REIT’s assets), and (3) a new 100% excise tax that applies to the extent it is determined that a REIT has been undercharged for certain services provided by a taxable REIT subsidiary. We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued. We strongly urge our stockholders to consult their tax advisors concerning the effects of federal, state, and local income tax law on an investment in our stock.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of the common units, or speculation that such sales might occur, could adversely affect the liquidity of the market for our common stock or the prevailing market price of our common stock. In addition, the exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2013 Equity Incentive Plan and the Advisor Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could adversely affect the market price of our common stock. As of March 12, 2018, we have 4,789,729 common units outstanding, representing 13.0% of our Company on a fully diluted basis, and our directors and executive officers as a group own 2,861,769 common units representing 7.8% of our Company, on a fully diluted basis. Such common units may be redeemed by the holders for cash or, at our option, shares of our common stock on a one-for-one basis. The holders of these common units may sell shares issued to them, if any, upon redemption of the common units. So long as the holders of common units retain significant ownership in us and are able to sell such shares in the public markets, the market price of our common stock may be adversely affected. Moreover, the existence of shares of our common stock reserved for issuance as restricted shares or upon exchange of options or common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Any future sales by us of our common stock or securities convertible into common stock may be dilutive to existing stockholders.
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
Our board of directors has approved a share repurchase program under which we may purchase up to $50 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management's discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 12, 2018, $50.0 million remains available for repurchases under the current stock repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2017, we had ownership interests in twelve hotel properties that were included in our consolidated operations, which included direct ownership in ten hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Currently, eleven of our hotel properties are located in the United States and one is located in the U.S. Virgin Islands. Each of the twelve hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2017
						Occupancy	ADR	RevPAR
Fee Simple Properties
Hilton	Washington D.C.	Full	550	75%	413	88.63%	$237.87	$210.83
Marriott	Seattle, WA	Full	361	100%	361	87.99%	272.19	239.50
Courtyard by Marriott (1)	Philadelphia, PA	Select	499	100%	499	81.83%	176.71	144.60
Courtyard by Marriott (1)	San Francisco, CA	Select	408	100%	408	79.93%	270.38	216.12
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100%	415	80.92%	202.66	164.00
Pier House Resort	Key West, FL	Full	142	100%	142	77.07%	430.59	331.87
Ritz-Carlton St. Thomas (2)	St. Thomas, USVI	Full	180	100%	180	79.94%	553.27	442.26
Park Hyatt Beaver Creek (3)	Beaver Creek, CO	Full	190	100%	190	53.94%	310.52	167.51
Hotel Yountville (4)	Yountville, CA	Full	80	100%	80	71.78%	603.21	433.00
Ground Lease Properties
Hilton (5)	La Jolla, CA	Full	394	75%	296	83.65%	205.19	171.64
Renaissance (6)	Tampa, FL	Full	293	100%	293	81.96%	192.34	157.65
Bardessono (7)	Yountville, CA	Full	62	100%	62	76.96%	770.19	592.77
Total			3,574		3,339	81.77%	$260.75	$213.22
________

(1)	Announced plans to convert into Autograph Collection properties in 2019.

(2)
Due to the impact from hurricanes Irma and Maria the Ritz-Carlton St. Thomas total rooms count was reduced to 74 at December 31, 2017. The hotel had 180 total rooms in service prior to the hurricanes. The applicable total rooms, with out-of-service exclusion, for each month following the hurricanes were: 77 in September, 61 in October, 72 in November and 74 in December.

(3)	Period from our acquisition on March 31, 2017 through December 31, 2017.

(4)	Period from our acquisition on May 11, 2017 through December 31, 2017.

(5)	The ground lease expires in 2067.

(6)	The ground lease expires in 2080.

(7)	The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.
Item 3. Legal Proceedings
Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. On February 5, 2018, the court denied the plaintiff’s fee petition.
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
Our common stock has been listed and traded on the NYSE under the symbol “AHP” since November 20, 2013. Prior to that time, there was no public market for our common stock. On March 12, 2018, there were 389 holders of record. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock.
The following table sets forth the range of high and low sales prices of our common stock for the period beginning on January 1, 2016 through December 31, 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$14.87	$11.17	$11.34	$10.50
Low	9.83	9.28	9.02	8.74
Close	10.61	10.29	9.50	9.73
Cash dividends declared per share	0.16	0.16	0.16	0.16

2016
High	$14.53	$17.34	$17.64	$14.73
Low	8.37	10.21	13.91	12.17
Close	11.67	14.14	14.10	13.65
Cash dividends declared per share	0.10	0.12	0.12	0.12
Distributions and Our Distribution Policy
For the years ended December 31, 2017, and 2016, we declared dividends of $0.64 per share and $0.46 per share, respectively. In December 2017, the board of directors approved our dividend policy for 2018 and we expect to pay a quarterly dividend of $0.16 per share for 2018. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income or capital gains. Distributions paid per share were characterized as follows:

	2017			2016			2015
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$0.1338	(3)	27.8755%	$—		—%	$0.3500	(1)	100.00%
Capital gain	0.0297	(3)	6.1817	0.1658	(2)	36.0510	—		—
Unrecaptured 1250 gain	0.0671	(3)	13.9757	0.2942	(2)	63.9490	—		—
Return of capital	0.2494	(3)	51.9671	—		—	—		—
Total	$0.4800		100.0000%	$0.4600		100.0000%	$0.3500		100.0000%
Preferred Stock – Series A:
Ordinary income	$—		—%	$—		—%	$0.7181	(1)	100.00%
Capital gain	—		—	—		—	—		—
Total	$—		—%	$—		—%	$0.7181		100.00%
Preferred Stock – Series B:
Ordinary income	$0.7981	(4)	58.0341%	$—		—%	$0.0458	(1)	100.00%
Capital gain	0.1770	(4)	12.8698	0.4957	(2)	36.0510	—		—
Unrecaptured 1250 gain	0.4001	(4)	29.0961	0.8793	(2)	63.9490	—		—
Return of capital	—	(4)	—	—		—	—		—
Total	$1.3752		100.0000%	$1.3750		100.0000%	$0.0458		100.0000%
____________________

(1)	The fourth quarter 2015 distributions paid January 15, 2016 to stockholders of record as of December 31, 2015 are treated as 2015 distributions for tax purposes.

(2)	The fourth quarter 2016 distributions paid January 17, 2017 to stockholders of record as of December 30, 2016 are treated as 2016 distributions for tax purposes.

(3)	The fourth quarter 2017 distributions paid January 16, 2018 to stockholders of record as of December 29, 2017 are treated as 2018 distributions for tax purposes.

(4)	The fourth quarter 2017 distributions paid January 16, 2018 to stockholders of record as of December 29, 2017 are treated as 2017 distributions for tax purposes.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	2,420,882	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	2,420,882
____________________
(1) As of December 31, 2017, 820,882 shares of our common stock, or securities convertible into 820,882 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan and 1,600,000 shares of our common stock, or securities convertible into 1,600,000 shares of our common stock, remained available for issuance under our Advisor Equity Incentive Plan.
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. In addition, on December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million.
No shares were purchased during the year ended December 31, 2017, pursuant to the authorization. As of December 31, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	282	(1)	$9.82	(2)	—	$36,787,500
November 1 to November 30	20,559	(1)	$9.98	(2)	—	$36,787,500
December 1 to December 31	170	(1)	$9.25	(2)	—	$50,000,000
Total	21,011		$9.98		—
__________________

(1)
Includes 14, 28 and 14 shares in October, November and December, respectively that were repurchased from Ashford Trust when former Ashford Trust employees who held restricted shares of Ashford Prime common stock they received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

(2)	There is no cost associated with the forfeiture of restricted shares of 268, 459 and 156 of our common stock in October, November and December, respectively.

(3)
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from November 20, 2013, the date our stock began trading on the NYSE through December 31, 2017, assuming an initial investment of $100 in stock on November 20, 2013 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Ashford Hospitality Prime, Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
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
The selected historical consolidated financial information as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017 has been derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2015, 2014 and 2013 and for each of the two years in the period ended December 31, 2014 and 2013 have been derived from the related audited financial statements not included in this Annual Report on Form 10-K. The selected historical information in this section is not intended to replace these audited financial statements.
The selected financial information for 2013 below does not necessarily reflect what our results of operations, financial position and cash flows would have been if we had operated our initial eight hotel properties as a stand-alone publicly traded company during 2013, and, accordingly, this historical information should not be relied upon as an indicator of our future performance.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$414,063	$405,857	$349,545	$307,308	$233,496
Total operating expenses	$375,221	$358,716	$303,569	$263,558	$214,086
Operating income	$38,842	$47,141	$45,976	$43,750	$19,410
Net income (loss)	$28,324	$24,320	$(4,691)	$3,538	$(17,928)
Net income (loss) attributable to the Company	$23,022	$19,316	$(6,712)	$1,939	$(11,782)
Diluted income (loss) per common share	$0.51	$0.55	$(0.34)	$0.07	$(0.73)
Weighted average diluted common shares	34,706	31,195	25,888	33,325	16,045

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Investments in hotel properties, gross	$1,403,110	$1,258,412	$1,315,621	$1,179,345	$925,507
Accumulated depreciation	$(257,268)	$(243,880)	$(224,142)	$(189,042)	$(160,181)
Investments in hotel properties, net	$1,145,842	$1,014,532	$1,091,479	$990,303	$765,326
Cash and cash equivalents	$137,522	$126,790	$105,039	$171,439	$143,776
Restricted cash	$47,820	$37,855	$33,135	$29,646	$5,951
Note receivable	$8,098	$8,098	$8,098	$8,098	$8,098
Total assets	$1,423,819	$1,256,997	$1,352,750	$1,226,005	$960,189
Indebtedness, net	$820,959	$764,616	$835,592	$761,727	$619,652
Total stockholders’ equity of the Company	$381,305	$308,796	$338,859	$278,904	$146,027

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$70,608	$58,607	$8,972	$56,145	$23,145
Cash provided by (used in) investing activities	$(173,942)	$103,489	$(179,347)	$(190,359)	$(28,354)
Cash provided by (used in) financing activities	$124,031	$(135,625)	$107,464	$185,572	$117,732
Cash dividends declared per common share	$0.64	$0.46	$0.35	$0.20	$0.05
EBITDA (unaudited) (1)	$110,378	$104,908	$70,383	$78,187	$42,332
Hotel EBITDA (unaudited) (1)	$128,300	$124,239	$114,469	$103,287	$77,907
Funds From Operations (FFO) (unaudited) (1)	$44,897	$34,050	$31,859	$39,928	$8,829
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
Overview
We are a Maryland corporation formed in April 2013. We became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $167 for the year ended December 31, 2017. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Ashford Prime OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 12, 2018, we own interests in twelve hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,574 total rooms, or 3,339 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Pursuant to the termination provisions of the Fourth Amended and Restated Advisory Agreement, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended December 31, 2017, are as follows (in thousands):

Revenues	$11,353
Expenses	2,212
Net Earnings	$9,141

Recent Developments
On January 18, 2017, we refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million and a final maturity dates in April 2017. The new mortgage loan totaled $365.0 million, is interest only with a floating rate of LIBOR + 2.58% and has stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. On November 1, 2017, we completed the sale of the Plano Marriott Legacy Town Center for $104.0 million in cash and repaid approximately $87.4 million on the mortgage loan that was previously secured in part by the hotel property. The mortgage loan is secured by four hotel properties: Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.
On January 24, 2017, the Company announced refinements to its strategy in an effort to enhance shareholder value. The refinements, which have been unanimously endorsed by the board of directors, include the following:

•
Focused Portfolio: Going forward, the Company will be predominantly focused on investing in the luxury chain scale segment. Empirical evidence has shown the luxury segment has had greater RevPAR growth over the long term. The Company will continue to target acquisitions of hotels with a RevPAR of at least 2.0x the national average. As a result, four hotel properties have been designated as non-core to the portfolio, including the Courtyard Philadelphia Downtown Hotel, Courtyard San Francisco Downtown Hotel, Renaissance Tampa Hotel and Marriott Legacy Center Hotel in Plano, Texas. To date, the Company has sold the Marriott Legacy Center Hotel, announced plans to convert the Courtyard Philadelphia Downtown Hotel and the Courtyard San Francisco Downtown to Autograph Collection properties, listed the Renaissance Tampa Hotel for sale and announced that we are acquiring the Ritz-Carlton in Sarasota, Florida. The Company will also simultaneously pursue new acquisitions in order to grow the portfolio consistent with its stated strategy. Luxury hotels have proven to have superior long-term RevPAR growth versus other chain scales, and the Company believes its exclusive focus of investing in luxury hotels should generate attractive returns for its shareholders;

•
Increased Dividend: The Company's 2017 dividend policy was amended commencing with the first quarter by increasing the expected quarterly cash dividend for the Company's common stock by 33%, from $0.12 per diluted share to $0.16 per diluted share;

•	Reaffirming Conservative Leverage: The Company continues to target conservative leverage, with a target leverage level of 45% net debt to gross assets;

•
Strong Liquidity: The Company continues to focus on having access to liquidity for both opportunistic investments and as a hedge against economic uncertainty. The Company targets holding 10-15% of its gross debt balance in cash.

On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Inc. (the “Fourth Amended and Restated Advisory Agreement”) that amends and restates our advisory agreement discussed herein. On June 9, 2017, our stockholders approved the Fourth Amended and Restated Advisory Agreement which became effective on June 21, 2017. The material terms of the Fourth Amended and Restated Advisory Agreement include:

•	we made a cash payment to Ashford LLC of $5.0 million on June 21, 2017, at which time the Fourth Amended and Restated Advisory Agreement became effective;

•	the termination fee payable to Ashford LLC has been amended by eliminating the 1.1x multiplier and tax gross up components of the fee;

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

•
if a Change of Control (as defined in the Fourth Amended and Restated Advisory Agreement) is pending, we have agreed to deposit not less than 50%, and in certain cases100%, of the applicable termination fee in escrow, with the payment of any remaining amounts owed to Ashford LLC secured by a letter of credit and/or first priority lien on certain assets;

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

On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expense were approximately $66.4 million
On March 7, 2017, we closed an offering of approximately 2.0 million shares of our 5.5% Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) at $20.19 per share for gross proceeds of $39.9 million. The net proceeds, after underwriting discounts and offering expenses were approximately $38.2 million. Dividends on the Series B Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. On March 31, 2017, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of the Series B Preferred Stock, which closed on April 5, 2017. The net proceeds from the partially exercised over-allotment option after underwriting discounts were approximately $1.9 million.
On March 31, 2017, we acquired a 100% interest in the Park Hyatt Beaver Creek in Beaver Creek, Colorado for total consideration of $145.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $67.5 million mortgage loan. This mortgage loan is interest only and provides for a floating interest rate of LIBOR + 2.75%. The stated maturity date of the mortgage loan is April 2019, with three one-year extension options. The mortgage loan is secured by the Park Hyatt Beaver Creek.
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
On November 1, 2017, we completed the sale of the 404-room Plano Marriott Legacy Town Center for $104.0 million in cash. We repaid approximately $87.4 million on the mortgage loan that was previously secured in part by the hotel property.

On November 1, 2017, we announced plans to convert the San Francisco Courtyard Downtown to an Autograph Collection property and that we listed the Tampa Renaissance for sale.
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. On December 11, 2017, we entered into equity distribution agreements with Morgan Stanley & Co. LLC and UBS Securities LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of December 31, 2017, no shares of our common stock have been sold under this program.
On February 12, 2018, we entered into a definitive agreement to acquire the 266-room Ritz-Carlton Sarasota in Sarasota, Florida for $171.0 million and a 22 acre plot of vacant land for $9.7 million. The acquisitions are expected to close on April 3, 2018.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 69% of our total hotel revenue for the year ended December 31, 2017 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, including demand, which has continued through 2017. We believe that industry fundamentals continue to show growth albeit at a slower pace.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
Revenue
Rooms	$286,006	$287,844	$(1,838)	(0.6)%
Food and beverage	96,415	95,618	797	0.8
Other	31,484	22,267	9,217	41.4
Total hotel revenue	413,905	405,729	8,176	2.0
Other	158	128	30	23.4
Total revenue	414,063	405,857	8,206	2.0
Expenses
Hotel operating expenses:
Rooms	65,731	65,541	(190)	(0.3)
Food and beverage	68,469	68,471	2	—
Other expenses	122,322	113,114	(9,208)	(8.1)
Management fees	15,074	15,456	382	2.5
Total hotel expenses	271,596	262,582	(9,014)	(3.4)
Property taxes, insurance and other	21,337	20,539	(798)	(3.9)
Depreciation and amortization	52,262	45,897	(6,365)	(13.9)
Impairment charges	1,068	—	(1,068)
Advisory services fee	9,134	14,955	5,821	38.9
Contract modification cost	5,000	—	(5,000)
Transaction costs	6,678	457	(6,221)	(1,361.3)
Corporate general and administrative	8,146	14,286	6,140	43.0
Total expenses	375,221	358,716	(16,505)	(4.6)
Operating income (loss)	38,842	47,141	(8,299)	(17.6)
Equity in earnings (loss) of unconsolidated entity	—	(2,587)	2,587	100.0
Interest income	690	167	523	313.2
Gain (loss) on sale of hotel property	23,797	26,359	(2,562)	(9.7)
Other income (expense)	(377)	(165)	(212)	(128.5)
Interest expense and amortization of loan costs	(38,937)	(40,881)	1,944	4.8
Write-off of loan costs and exit fees	(3,874)	(2,595)	(1,279)	(49.3)
Unrealized gain (loss) on investment in Ashford Inc.	9,717	(1,970)	11,687	593.2
Unrealized gain (loss) on derivatives	(2,056)	425	(2,481)	(583.8)
Income (loss) before income taxes	27,802	25,894	1,908	7.4
Income tax (expense) benefit	522	(1,574)	2,096	133.2
Net income (loss)	28,324	24,320	4,004	16.5
(Income) loss from consolidated entities attributable to noncontrolling interests	(3,264)	(3,105)	(159)	(5.1)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(2,038)	(1,899)	(139)	(7.3)
Net income (loss) attributable to the Company	$23,022	$19,316	$3,706	19.2%

All hotel properties owned during the years ended December 31, 2017 and 2016 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the years ended December 31, 2017 and 2016. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Seattle Courtyard Downtown	Seattle, WA	Disposition	July 1, 2016
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
Marriott Legacy Town Center	Plano, TX	Disposition	November 1, 2017
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Year Ended December 31,
	2017	2016
Occupancy	80.97%	82.94%
ADR (average daily rate)	$254.92	$247.83
RevPAR (revenue per available room)	$206.42	$205.54
Rooms revenue (in thousands)	$286,006	$287,844
Total hotel revenue (in thousands)	$413,905	$405,729
The following table illustrates the key performance indicators of the ten comparable hotel properties that were included for the entire years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Occupancy	83.15%	84.42%
ADR (average daily rate)	$254.67	$256.11
RevPAR (revenue per available room)	$211.76	$216.21
Rooms revenue (in thousands)	$252,350	$260,977
Total hotel revenue (in thousands)	$355,087	$365,733
Net income (loss) attributable to the Company. Net income attributable to the Company increased $3.7 million, to $23.0 million for the year ended December 31, 2017 (“2017”) compared to $19.3 million for the year ended December 31, 2016 (“2016”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotel properties decreased $1.8 million, or 0.6% to $286.0 million during 2017 compared to 2016. During 2017, we experienced a 197 basis point decrease in occupancy and a 2.9% increase in room rates. Rooms revenue from our ten comparable hotel properties decreased $8.6 million due a 127 basis point decrease in occupancy and lower room rates of 0.6%. Rooms revenue decreased (i) $7.0 million at the Seattle Courtyard Downtown as a result of its sale on July 1, 2016; (ii) $4.6 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria; (iii) $4.1 million at the San Francisco Courtyard Downtown from 1.0% lower room rates and a 962 basis point decrease in occupancy due to renovations at the hotel; (iv) $3.1 million at the Plano Marriott Legacy Town Center as a result of its sale on November 1, 2017; (v) $2.2 million at the Chicago Sofitel Magnificent Mile from 6.1% lower room rates and a 149 basis point decrease in occupancy due to renovations at the hotel; (vi) $1.6 million at the Key West Pier House as a result of 1,083 basis point decrease in occupancy, partially offset by 4.8% higher room rates at the hotel. The results of operations of the hotel were negatively impacted by Hurricane Irma; (vii) $923,000 at the Philadelphia Courtyard as a result of 3.2% lower room rates, partially offset by a 3 basis point increase in occupancy due to a major renovation at the hotel during 2017; and (viii) $632,000 at the Bardessono Hotel as a result of a 741 basis point decrease in occupancy due to the California wildfires partially offset by 5.0% higher room rates at the hotel. These decreases were partially offset by increases of (i) $8.8 million at the Park Hyatt Beaver Creek as a result of its acquisition on March 31, 2017; (ii) $8.1 million at the Hotel Yountville as a result its acquisition on May 11, 2017; (iii) $2.7 million at the Seattle Marriott Waterfront as a result of 3.1% higher room rates and a 492 basis point increase in occupancy at the hotel; (iv) $1.2 million at the Capital Hilton as a result of 3.1% higher room rates and a 5 basis point increase in occupancy at the hotel; (v) $1.1 million at the Hilton La Jolla Torrey Pines as a result of 5.3% higher room rates partially offset by a 19 basis point decrease in occupancy at the hotel; and (vi) $475,000 at the Tampa Renaissance as a result of 2.2% higher room rates and a 75 basis point increase in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue from our hotel properties increased $797,000, or 0.8%, to $96.4 million in 2017 as compared to 2016. This increase is primarily attributable to increases of $6.9 million at the Park Hyatt Beaver Creek and $881,000 at the Hotel Yountville as a result of their acquisitions in 2017. We experienced an additional aggregate increase in food and beverage revenue of $649,000 at the Seattle Marriott Waterfront, Philadelphia Courtyard and Key West Pier House. These increases were partially offset by lower food and beverage revenue of $2.8 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $1.4 million at the Chicago Sofitel Magnificent Mile as a result of its renovation, lower aggregate food and beverage revenue of $1.4 million at the Hilton La Jolla Torrey Pines, Capital Hilton, Bardessono Hotel, San Francisco Courtyard Downtown and Tampa Renaissance and $1.9 million at the Plano Marriott Legacy Town Center and Seattle Courtyard Downtown due to their sales on November 1, 2017 and July 1, 2016, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking, spa and rentals, increased $9.2 million, or 41.4%, to $31.5 million in 2017 as compared to 2016. This increase is attributable to an increase of $6.3 million at the Park Hyatt Beaver Creek and $578,000 at the Hotel Yountville due to their acquisitions in 2017. There was also an aggregate increase of $3.7 million at the Hilton La Jolla Torrey Pines, Key West Pier House, Ritz-Carlton, St. Thomas, Seattle Marriott Waterfront and Chicago Sofitel Magnificent Mile. These increases were partially offset by lower aggregate other hotel revenue of $635,000 at the Bardessono Hotel, San Francisco Courtyard Downtown, Capital Hilton, Tampa Renaissance and Philadelphia Courtyard and $703,000 at the Seattle Courtyard Downtown and Plano Marriott Legacy Town Center due their sales on July 1, 2016 and November 1, 2017, respectively.
Other Non-Hotel Revenue. Other non-hotel revenue increased $30,000, or 23.4%, to $158,000 in 2017 as compared to 2016. The increase is attributable to higher Texas margin tax recoveries from guests.
Rooms Expense. Rooms expense increased $190,000, or 0.3%, to $65.7 million in 2017 as compared to 2016. The increase is primarily attributable to an increase in rooms revenue at the Park Hyatt Beaver Creek and Hotel Yountville due to their acquisitions in 2017. This increase was partially offset by lower aggregate rooms expense from our ten comparable hotel properties and the Seattle Courtyard Downtown and Plano Marriott Legacy Town Center due to their sales on July 1, 2016 and November 1, 2017, respectively. Rooms expense included $243,000 of hurricane related costs at the Ritz-Carlton, St. Thomas.
Food and Beverage Expense. Food and beverage expense decreased $2,000 to $68.5 million during 2017 as compared to 2016. The decrease is attributable to an aggregate decrease of $4.9 million from our ten comparable hotel properties and $1.2 million from the Seattle Courtyard Downtown and Plano Marriott Legacy Town Center due to their sales on July 1, 2016 and November 1, 2017, respectively. These decreases were partially offset by an aggregate increase of $6.2 million from our 2017 acquisitions. Food and beverage expense included $476,000 of hurricane related costs at the Ritz-Carlton, St. Thomas.
Other Operating Expenses. Other operating expenses increased $9.2 million, or 8.1%, to $122.3 million in 2017 as compared to 2016. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $2.4 million in direct expenses and an increase of $6.3 million in indirect expenses and incentive management fees in 2017 as compared to 2016. Direct expenses were 2.3% of total hotel revenue in 2017 and 1.7% in 2016. The increase in direct expenses is comprised of an increase of a $3.4 million as a result of the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville in 2017 partially offset by decreases of $851,000 at our ten comparable hotel properties and $91,000 from the sales of the Seattle Courtyard Downtown and Plano Marriott Legacy Town Center on July 1, 2016 and November 1, 2017, respectively. Direct expenses included $109,000 of hurricane related costs at the Ritz-Carlton, St. Thomas. The increase in indirect expenses is primarily attributable to increases in (i) general and administrative costs of $7.0 million, including $3.7 million from our ten comparable hotel properties, of which $2.7 million was related to the hurricanes and $4.4 million from the two hotel properties acquired in 2017, partially offset by a decrease of $1.1 million from the sold hotel properties; (ii) energy costs of $1.2 million, comprised of $889,000 from our two acquired hotel properties and $540,000 from our ten comparable hotel properties, of which $111,000 was related to the hurricanes, partially offset by a decrease of $270,000 from the sold hotel properties; (iii) marketing costs of $1.0 million, comprised of $2.1 million from the two acquired hotel properties and $73,000 related to the hurricanes, partially offset by a decrease of $918,000 from the sold hotel properties and $241,000 from our ten comparable hotel properties; and (iv) lease expense of $150,000, comprised of $89,000 from our ten comparable hotel properties and $71,000 from our two acquired hotel properties, partially offset by a decrease of $10,000 from the sold hotel properties. These increases were partially offset by a decreases in (i) incentive management fees of $2.9 million which is comprised of $1.4 million from our ten comparable hotel properties, $997,000 from our sold hotel properties as well as $541,000 from our two acquired hotel properties; and (ii) repairs and maintenance of $161,000, including $914,000 from our ten comparable hotel properties and $352,000 from the sold hotel properties partially offset by an increase of $1.1 million from our two acquired hotel properties and $82,000 related to the hurricanes.
Management Fees. Base management fees decreased $382,000, or 2.5%, to $15.1 million in 2017 as compared to 2016. The decrease is comprised of a decrease of $778,000 attributable to Seattle Courtyard Downtown and Plano Marriott Legacy Town Center due to their sales on July 1, 2016 and November 1, 2017, respectively and $311,000 associated with the lower hotel revenue at the San Francisco Courtyard Downtown due to a major renovation and an aggregate decrease of $189,000 from our remaining comparable hotel properties. These decreases are partially offset by an aggregate increase of $896,000 from the Park Hyatt Beaver Creek and Hotel Yountville.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $798,000, or 3.9%, to $21.3 million in 2017 as compared to 2016, which is comprised of an increase of $3.3 million from the two acquired hotel properties, partially offset by a decrease of $2.2 million from our ten comparable hotel properties and $550,000 from the two sold hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $6.4 million, or 13.9%, to $52.3 million in 2017 as compared to 2016. The increase is due to $4.1 million of depreciation and amortization associated with the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville in 2017 and an aggregate increase of $3.6 million at our ten comparable hotel properties, partially offset by a decrease of $1.4 million from Seattle Courtyard Downtown and Plano Marriott Legacy Town Center as a result of their sales.
Impairment Charges. We recorded impairment charges of $1.1 million in 2017 related to Hurricanes Irma and Maria damages incurred at the Ritz-Carlton, St. Thomas, Key West Pier House and Tampa Renaissance. See note 5 to our consolidated financial statements.
Advisory Services Fee. Advisory services fee decreased $5.8 million, or 38.9%, to $9.1 million in 2017 as compared to 2016 as a result of a decrease in equity-based compensation of $5.5 million and reimbursable expenses of $781,000. These decreases were partially offset by an increase of $457,000 in the base advisory fee. In 2017, we recorded an advisory services fee of $9.1 million, which included a base advisory fee of $8.8 million, reimbursable expenses of $2.0 million and a credit to equity-based compensation expense of $1.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values of the awards at December 31, 2017 as compared to December 31, 2016. In 2016, we incurred an advisory services fee of $15.0 million, which included a base advisory fee of $8.3 million, equity-based compensation of $3.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and reimbursable expenses of $2.8 million.
Contract Modification Cost. In 2017, we recorded a $5.0 million one-time payment to Ashford LLC upon entering into the Fourth Amended and Restated Advisory Agreement.
Transaction Costs. In 2017, we recorded transaction costs of $6.7 million primarily related to the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville and transfer taxes. In 2016, we recorded transaction costs of $457,000 related to payments of transfer taxes.
Corporate General and Administrative. Corporate general and administrative expenses decreased $6.1 million, or 43.0%, to $8.1 million in 2017 as compared to 2016 as a result of lower professional fees of $6.4 million, primarily related to the proxy contest and litigation in 2016. partially offset by higher miscellaneous expenses of $331,000.
Equity in Earnings (Loss) of unconsolidated entity. We recorded equity in loss of unconsolidated entity of $2.6 million in 2016 related to our investment in the AQUA U.S. Fund. We did not have any equity in earnings (loss) in 2017 as this investment was liquidated in June 2016.
Interest Income. Interest income increased $523,000, or 313.2%, to $690,000 in 2017 as compared to 2016.
Gain (Loss) on Sale of Hotel Property. In 2017, we recorded a gain of $23.8 million related the sale of the Plano Marriott Legacy Town Center on November 1, 2017. In 2016, we recorded a gain of $26.4 million related the sale of the Seattle Courtyard Downtown on July 1, 2016.
Other Income (Expense). Other expense increased $212,000, or 128.5% to $377,000 in 2017 compared to 2016. In 2017, we recognized a realized loss of $271,000 related to the maturity of options on futures contracts and expense of $106,000 related to CMBX premiums and usage fees. In 2016, we recognized a realized loss of $156,000 related to the maturity of options on futures contracts and $10,000 of commissions paid upon purchasing options on futures contracts.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.9 million, or 4.8%, to $38.9 million in 2017 compared 2016. The decrease is primarily due to lower interest expense from the sales of the Seattle Courtyard Downtown on July 1, 2016 and the sale of Plano Marriott Legacy Town Center on November 1, 2017, as well as the refinancing of four mortgage loans, partially offset by higher interest expense and amortization of loan costs associated with the new mortgage loans associated with the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville as well as a higher average LIBOR rate. The average LIBOR rates in 2017 and 2016 were 1.11% and 0.45%, respectively.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $11.7 million, or 593.2%, from an unrealized loss of $2.0 million in 2016 to an unrealized gain of $9.7 million in 2017. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $3.9 million in 2017, resulting from the write-off of unamortized loan costs of $295,000 and exit costs of $2.7 million associated with the refinancing of four mortgage loans, including the refinancing of three mortgage loans maturing April 2017 and the refinancing of the Bardessono Hotel mortgage loan, as well as the sale of Plano Marriott Legacy Town Center on November 1, 2017. Write-off of loan costs and exit costs was $2.6 million in 2016, resulting from the write-off of unamortized loan costs of $2.5 million and exit costs of $108,000 related to the sale of the Seattle Courtyard Downtown.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $2.1 million in 2017 consisted of a $1.1 million unrealized loss on interest rate floors, a $371,000 unrealized loss on interest rate caps and a $785,000 unrealized loss associated with CMBX tranches, partially offset by an unrealized gain of $213,000 associated with the reclassification to other income (expense) for maturities of options on futures contracts. Unrealized gain on derivatives of $425,000 in 2016 consisted of a $513,000 unrealized gain on interest rate floors, partially offset by a $17,000 unrealized loss on options on futures contracts and an unrealized loss on interest rate caps of $71,000. The fair value of interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $2.1 million, or 133.2%, from income tax expense of $1.6 million in 2016 to income tax benefit of $522,000 in 2017. This decrease was primarily due to a decrease in the profitability of the Company’s taxable REIT subsidiaries in 2017 compared to 2016 as well as a $216,000 deferred tax benefit resulting from the revaluation of our net deferred tax liabilities related to the Tax Cuts and Jobs Act of 2017.
Income (Loss) from Consolidated Entities Attributable to Noncontrolling Interests. Our noncontrolling interest partner in consolidated entities was allocated income of $3.3 million and $3.1 million in 2017 and 2016, respectively. The noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $2.0 million and $1.9 million in 2017 and 2016, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 11.43% and 13.90% as of December 31, 2017 and 2016, respectively.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2016 and 2015 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2016	2015	$ Change	% Change
Revenue
Rooms	$287,844	$255,443	$32,401	12.7%
Food and beverage	95,618	79,894	15,724	19.7
Other	22,267	14,061	8,206	58.4
Total hotel revenue	405,729	349,398	56,331	16.1
Other	128	147	(19)	(12.9)
Total revenue	405,857	349,545	56,312	16.1
Expenses
Hotel operating expenses:
Rooms	65,541	56,341	(9,200)	(16.3)
Food and beverage	68,471	53,535	(14,936)	(27.9)
Other expenses	113,114	93,742	(19,372)	(20.7)
Management fees	15,456	14,049	(1,407)	(10.0)
Total hotel expenses	262,582	217,667	(44,915)	20.6
Property taxes, insurance and other	20,539	18,517	(2,022)	(10.9)
Depreciation and amortization	45,897	43,824	(2,073)	(4.7)
Advisory services fee	14,955	17,889	2,934	16.4
Transaction costs	457	538	81	15.1
Corporate general and administrative	14,286	5,134	(9,152)	(178.3)
Total expenses	358,716	303,569	(55,147)	(18.2)
Operating income (loss)	47,141	45,976	1,165	2.5
Equity in earnings (loss) of unconsolidated entity	(2,587)	(2,927)	340	11.6
Interest income	167	34	133	391.2
Gain (loss) on sale of hotel property	26,359	—	26,359
Other income (expense)	(165)	1,233	(1,398)	(113.4)
Interest expense and amortization of loan costs	(40,881)	(37,829)	(3,052)	(8.1)
Write-off of loan costs and exit fees	(2,595)	(54)	(2,541)	(4,705.6)
Unrealized gain (loss) on investment in Ashford Inc.	(1,970)	(7,609)	5,639	74.1
Unrealized gain (loss) on derivatives	425	(3,252)	3,677	113.1
Income (loss) before income taxes	25,894	(4,428)	30,322	684.8
Income tax (expense) benefit	(1,574)	(263)	(1,311)	(498.5)
Net income (loss)	24,320	(4,691)	29,011	618.4
(Income) loss from consolidated entities attributable to noncontrolling interests	(3,105)	(2,414)	(691)	(28.6)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,899)	393	(2,292)	(583.2)
Net income (loss) attributable to the Company	$19,316	$(6,712)	$26,028	387.8%

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
Income (Loss) from Consolidated Entities Attributable to Noncontrolling Interests. The noncontrolling interest partner in consolidated entities was allocated income of $3.1 million and $2.4 million for 2016 and 2015, respectively. The noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
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
Indebtedness
As of December 31, 2017, gross outstanding indebtedness was approximately $826.2 million. The following table sets forth our indebtedness (in thousands):

Loan/Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2017	Interest Rate at December 31, 2017	Amortization Period (Years)	Maturity Date (7)	Fully Extended Maturity Date
Aareal Capital Corporation(1)	2	$190,010	4.21%	30(8)	Nov-2019	Nov-2021
The Capital Hilton, Washington, D.C.
Hilton La Jolla Torrey Pines, La Jolla, CA
Morgan Stanley (10)	4	277,628	4.14%	Interest only	Feb-2019	Feb-2024
Courtyard Philadelphia Downtown, Philadelphia, PA
Courtyard San Francisco Downtown, San Francisco, CA
Seattle Marriott Waterfront, Seattle, WA
Renaissance Tampa International Plaza, Tampa, FL
Credit Agricole(2)	1	70,000	3.81%	Interest only	Mar-2018	Mar-2020
Pier House Resort, Key West, FL
GACC(3)	1	80,000	3.86%	Interest only	Mar-2018	Mar-2019
Chicago Sofitel Magnificent Mile, Chicago, IL
TIF Loan(4)	—	8,098	12.85%	Interest only(9)	Jun-2018	Jun-2018
Courtyard Philadelphia Downtown, Philadelphia, PA
BAML (5)	1	40,000	4.11%	Interest only	Aug-2022	Aug-2022
Bardessono Hotel, Yountville, CA
Apollo(6)	1	42,000	6.51%	Interest only	Dec-2018	Dec-2020
Ritz-Carlton, St. Thomas, USVI
JPMorgan (11)	1	67,500	4.31%	Interest only	Apr-2019	Apr-2022
Park Hyatt Beaver Creek, Beaver Creek, CO
BAML (12)	1	51,000	4.11%	Interest only	May-2022	May-2022
Hotel Yountville, Yountville, CA
Total/Weighted Average	12	$826,236	4.32%
__________________

(1)
Interest rate is variable at LIBOR plus 2.65%. This loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 7.5% for 75% of the loan balance. This loan includes two one-year extension options, subject to the satisfaction of certain conditions.

(2)
Interest rate is variable at LIBOR plus 2.25%. This loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 4.0% for 80% of the loan balance. This loan includes three one-year extension options, subject to the satisfaction of certain conditions, of which the first extension option was exercised in March 2017.

(3)
Interest rate is variable at LIBOR plus 2.30%. This loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 5.35%. This loan includes three one-year extension options, subject to the satisfaction of certain conditions, of which the second extension option was exercised in March 2017.

(4)	This loan relates to a tax increment financing district in the City of Philadelphia with respect to which we also hold a note receivable in the same principal amount and on the same terms.

(5)	Interest rate is variable at LIBOR plus 2.55%. This loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.

(6)
Interest rate is variable at LIBOR plus 4.95%. This loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 11.61%. This loan includes three one-year extension options, of which the first was exercised in December 2017.

(7)	Maturity date assumes no future extensions.

(8)	Principal amortization based on 6% interest rate.

(9)	Principal amortization to the extent of excess tax revenues.

(10)
Interest rate is variable at LIBOR plus 2.58%. This loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.0%. This loan includes five one-year extension options, subject to the satisfaction of certain conditions.

(11)
Interest rate is variable at LIBOR plus 2.75%. This loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.0%. This loan includes three one-year extension options subject to satisfaction of certain conditions.

(12)	Interest rate is variable at LIBOR plus 2.55%. This loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.
On January 18, 2017, we refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million and a final maturity dates in April 2017. The new mortgage loan totaled $365.0 million, is interest only with a floating rate of LIBOR + 2.58% and has stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. On November 1, 2017, we completed the sale of the Plano Marriott Legacy Town Center for $104.0 million in cash and repaid approximately $87.4 million on the mortgage loan that was previously secured in part by the hotel property. The mortgage loan is secured by four hotel properties: Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.
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
The following loans include various financial cash trap triggers. The Aareal Capital Corporation loan and Credit Agricole loan both have a 1.25x debt service coverage ratio requirement. The BAML Bardessono loan and the BAML Yountville loan both have a 1.20x debt service coverage ratio requirement. The GACC loan has a 7.1% debt yield requirement, the Morgan Stanley loan and the JPMorgan loan both have a 9.0% debt yield requirement and the Apollo loan has a 12.0% debt yield requirement. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders.

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
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. The repurchase program does not have an expiration date. The specific timing, manner, price, amount and other terms of the repurchases are at management’s discretion and depend on market conditions, corporate and regulatory requirements and other factors. The Company is not required to repurchase shares under the repurchase program, and may modify, suspend or terminate the repurchase program at any time for any reason. On April 8, 2016, our board of directors authorized utilizing up to $50 million to repurchase common stock. No shares were repurchased during the year ended December 31, 2017, pursuant to this authorization. As of December 31, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
On January 18, 2017, we refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million and a final maturity dates in April 2017. The new mortgage loan totaled $365.0 million, is interest only with a floating rate of LIBOR + 2.58% and has stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. On November 1, 2017, we completed the sale of the Plano Marriott Legacy Town Center for $104.0 million in cash and repaid approximately $87.4 million on the mortgage loan that was previously secured in part by the hotel property. The mortgage loan is secured by four hotel properties: Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.

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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. On December 11, 2017, we entered into equity distribution agreements with Morgan Stanley & Co. LLC and UBS Securities LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of December 31, 2017, no shares of our common stock have been sold under this program.
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
The secured revolving credit facility also contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we are subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business, investments and capital expenditures.

We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value (based on property capitalization rates defined within the secured revolving credit facility agreement) not to exceed 60%. Our ratio was 45.1% at December 31, 2017.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. This ratio was 2.14x at December 31, 2017.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at December 31, 2017.
The secured revolving credit facility includes customary events of default and the occurrence of an event of default will permit the lenders to terminate commitments to lend under the secured revolving credit facility and accelerate payment of all amounts outstanding thereunder. If a default occurs and is continuing, we will be precluded from making distributions on our shares of common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default does not arise from a payment default or event of insolvency).
Borrowings under the secured revolving credit facility bear interest, at our option, at either LIBOR for a designated interest period plus an applicable margin, or the base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for borrowings under the secured revolving credit facility for base rate loans range from 1.25% to 2.50% per annum and the applicable margin for borrowings under the secured revolving credit facility for LIBOR loans range from 2.25% to 3.50% per annum, depending on the ratio of consolidated indebtedness to EBITDA described above, with the lowest rate applying if such ratio is less than 4x and the highest rate applying if such ratio is greater than 6.5x.
The secured revolving credit facility is a three-year interest-only facility with all outstanding principal being due at maturity on November 10, 2019, subject to two one-year extension options if certain terms and conditions are satisfied and a 0.25% extension fee. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $250 million, subject to certain terms. No amounts were drawn under the secured revolving credit facility as of December 31, 2017.
We intend to repay any indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Sources and Uses of Cash
As of December 31, 2017, we had $137.5 million of cash and cash equivalents compared to $126.8 million at December 31, 2016. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities. We anticipate using funds to pay for (i) capital expenditures for our twelve hotel properties, estimated to be approximately $79.9 million through 2018 and (ii) debt interest and principal payments estimated to be approximately $38.6 million through 2018.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $70.6 million and $58.6 million for the years ended December 31, 2017 and 2016, respectively. Cash flows from operations are impacted by changes in hotel operations of our ten comparable hotel properties, the sale of the Seattle Courtyard Downtown on July 1, 2016 and the sale of the Plano Marriott Legacy Town Center on November 1, 2017 as well as the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017 and Hotel Yountville on May 11, 2017. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2017, net cash flows used in investing activities were $173.9 million. These cash outflows were primarily attributable to $248.2 million for acquisitions and $43.0 million of capital improvements made to various hotel properties, partially offset by $103.1 million of net cash proceeds from the sale of the Plano Marriott Legacy Town Center, $11.9 million of insurance proceeds received related to the hurricanes and $2.3 million of proceeds received from the liquidation of our investment in the AQUA U.S. Fund. For the year ended December 31, 2016, net cash flows provided by investing activities were $103.5 million. These cash inflows primarily attributable to $82.7 million of net cash proceeds received from the sale of Seattle Courtyard Downtown, $43.5 million of net proceeds received from the liquidation of our investment in the AQUA U.S. Fund and $691,000 of proceeds from property insurance claims. These cash inflows were partially offset by $23.4 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2017, net cash flows provided by financing activities were $124.0 million. Cash inflows primarily consisted of borrowings on indebtedness of $523.5 million, proceeds of $66.4 million from the issuance of common stock and $40.2 million from the issuance of convertible preferred stock. These cash inflows were partially offset by $464.2 million for repayments of indebtedness, $27.1 million for payments of dividends and distributions, $11.3 million for payments of loan costs and exit fees and $2.7 million for distributions to the holder of a noncontrolling interest in consolidated entities. For the year ended December 31, 2016, net cash flows used in financing activities were $135.6 million. Cash outflows primarily consisted of $73.3 million for repayments of indebtedness, $39.2 million for the repurchase of common stock under our share repurchase program, $16.9 million for payments of dividends and distributions, $6.4 million for distributions to the holder of a noncontrolling interest in consolidated entities and $4.1 million for payments of loan costs and exit fees. These cash outflows were partially offset by cash inflows related to proceeds from the issuance of preferred stock of $4.2 million
Inflation
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
Contractual Obligations and Commitments
The table below summarizes future obligations for principal and estimated interest payments on our debt and future minimum lease payments on our operating leases, each as of December 31, 2017 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$203,274	$531,962	$91,000	$—	$826,236
Estimated interest obligations(1)	28,369	14,865	5,559	—	48,793
Operating lease obligations	3,449	6,872	6,927	158,176	175,424
Capital commitments	22,251	—	—	—	22,251
Total contractual obligations	$257,343	$553,699	$103,486	$158,176	$1,072,704
____________________

(1)	For variable-rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2017.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, incentive fees, group service fees and other general fees, if required. These management agreements expire from December 2019 through December 2065. See “Item 1. Business - Hotel Management Agreements.”
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We were in compliance with all covenants at December 31, 2017.

Critical Accounting Policies
Our accounting policies are fully described in note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed undiscounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. During the year ended December 31, 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $1.1 million. During the years ended December 31, 2016 and 2015, we did not record any impairment charges.
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
Income Taxes. At December 31, 2017 and 2016, we had a valuation allowance of approximately $15.4 million and $27.0 million, respectively, to partially reserve our deferred tax assets. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2017, we had net operating loss carry forwards for federal income tax purposes of $57.2 million, $2.7 million of which are attributable to the subsidiaries conveyed to us in the spin-off and begin to expire in 2023 and $54.5 million of which are attributable to the USVI TRS acquired in 2015 that begin to expire in 2027. The loss carry forwards may be available to offset future taxable income, if any, through 2023 and 2027, respectively; however, there could be substantial limitations on their use imposed by the Internal Revenue Code. Management determined that it is more likely than not that $15.4 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, we expect a one-time tax benefit of approximately $216,000, due to a revaluation of our net deferred tax liabilities resulting from the decrease in the corporate federal income tax rate from 35% to 21%. We are in the process of analyzing certain other provisions of this legislation which may impact our effective tax rate. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete on or before the date the 2017 U.S. income tax returns are filed in 2018.
Investment in Unconsolidated Entity. We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.3% ownership interest in Ashford Inc. and had a fair value of $18.1 million at December 31, 2017. This investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result, net cash provided by operating activities increased $1.5 million and net cash provided by investing activities increased $3.2 million for the year ended December 31, 2016. For the year ended December 31, 2015, net cash provided by operating activities decreased $418,000 and net cash used in investing activities decreased $3.9 million. Our beginning-of-period cash, cash equivalents and restricted cash increased $37.9 million, $33.1 million and $29.6 million in 2017, 2016 and 2015, respectively.
RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect (modified) transition method. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We have selected the modified retrospective method. We continue to evaluate the related disclosure requirements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under our hotel ground leases and other noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures.
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
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective approach. We are evaluating the impact that ASU 2017-05 will have on our consolidated financial statements and related disclosures.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, Adjusted EBITDA, Hotel EBITDA, Funds From Operations (“FFO”) and Adjusted FFO (“AFFO”) are made to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) attributable to the Company before interest expense and amortization of loan costs, interest income, depreciation and amortization, income taxes and redeemable noncontrolling interests in the operating partnership. We adjust EBITDA to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and management conversion costs, (gain) loss on sale of hotel property, write-off of loan costs and exit fees, (gain) loss on insurance settlements, legal, advisory and settlement costs, contract modification cost, software implementation costs, impairment and uninsured hurricane related costs, other (income) expense and non-cash items such as unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. Unless otherwise indicated, EBITDA and Adjusted EBITDA exclude amounts attributable to the portion of a partnership owned by the third party. We present EBITDA and Adjusted EBITDA because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA and Adjusted EBITDA as calculated by us may not be comparable to EBITDA and Adjusted EBITDA reported by other companies that do not define EBITDA and Adjusted

EBITDA exactly as we define the terms. EBITDA and Adjusted EBITDA do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.
The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA (in thousands)(unaudited):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$28,324	$24,320	$(4,691)
(Income) loss from consolidated entities attributable to noncontrolling interest	(3,264)	(3,105)	(2,414)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(2,038)	(1,899)	393
Net income (loss) attributable to the Company	23,022	19,316	(6,712)
Interest income(1)	(683)	(167)	(34)
Interest expense and amortization of loan costs (1)	37,029	39,232	36,309
Depreciation and amortization (1)	49,361	43,054	40,950
Income tax expense (benefit) (1)	(389)	1,574	263
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	2,038	1,899	(393)
EBITDA available to the Company and OP unitholders	110,378	104,908	70,383
Amortization of favorable (unfavorable) contract assets (liabilities)	180	106	(158)
Transaction and management conversion costs	6,774	457	633
Other (income) expense	377	165	(1,233)
(Gain) loss on insurance settlements	—	—	(21)
(Gain) loss on sale of hotel property	(23,797)	(26,359)	—
Write-off of loan costs and exit fees	3,874	2,595	54
Unrealized (gain) loss on investment in Ashford Inc.	(9,717)	1,970	7,609
Unrealized (gain) loss on derivatives (1)	2,053	(427)	3,248
Non-cash stock/unit-based compensation	(1,327)	4,156	3,846
Legal, advisory and settlement costs	3,711	11,194	973
Contract modification cost	5,000	—	—
Software implementation costs	79	—	—
Impairment and uninsured hurricane related costs	4,889	—	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	2,587	2,927
Adjusted EBITDA available to the Company and OP unitholders	$102,474	$101,352	$88,261
__________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interest for each line item:

	Year Ended December 31,
	2017	2016	2015
Interest expense and amortization of loan costs	$(1,908)	$(1,649)	$(1,520)
Depreciation and amortization	(2,901)	(2,843)	(2,874)
Interest income	7	—	—
Unrealized gain (loss) on derivatives	(3)	(2)	(4)
Income tax expense (benefit)	133	—	—

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2017. The results of the Park Hyatt Beaver Creek and Hotel Yountville are included since their acquisition dates through December 31, 2017, and the results of the Plano Marriott Legacy Town Center are excluded since its disposition date (in thousands) (unaudited):

	Year Ended December 31, 2017
	The Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Hotel Yountville	Park Hyatt Beaver Creek	Philadelphia Courtyard Downtown	Plano Marriott Legacy Town Center	San Francisco Courtyard Downtown	Seattle Courtyard Downtown	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Ashford Hospitality Prime, Inc.
Net income (loss)	$10,489	$9,333	$(1,613)	$640	$6,235	$803	$(2,546)	$5,884	$29,398	$7,275	$10	$11,999	$1,329	$3,233	$82,469	$(54,145)	$28,324
(Income) loss from consolidated entities attributable to noncontrolling interest	(2,754)	(2,422)	—	—	—	—	—	—	—	—	—	—	—	—	(5,176)	1,912	(3,264)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,038)	(2,038)
Net income (loss) attributable to the Company	7,735	6,911	(1,613)	640	6,235	803	(2,546)	5,884	29,398	7,275	10	11,999	1,329	3,233	77,293	(54,271)	23,022
Non-property adjustments (2)	—	—	—	—	823	—	—	—	(23,797)	—	—	—	252	10	(22,712)	22,712	—
Interest income	(17)	(12)	—	—	—	—	—	(1)	—	(4)	—	(12)	(4)	(1)	(51)	(639)	(690)
Interest expense	—	—	2,738	573	—	1,249	2,032	54	—	—	—	—	2,568	—	9,214	24,820	34,034
Amortization of loan costs	—	—	—	46	—	78	388	—	—	—	—	—	506	—	1,018	3,885	4,903
Depreciation and amortization	6,510	5,976	4,578	2,533	2,850	1,674	2,456	6,082	3,796	4,918	—	4,081	2,949	3,755	52,158	104	52,262
Income tax expense (benefit)	—	(532)	(1)	—	—	—	—	22	(1)	—	—	—	—	—	(512)	(10)	(522)
Non-Hotel EBITDA ownership expense (income)	690	(25)	76	649	1,074	120	89	180	174	548	—	141	2,995	5	6,716	(6,716)	—
(Income) loss from consolidated entities attributable to noncontrolling interest	2,754	2,422	—	—	—	—	—	—	—	—	—	—	—	—	5,176	(5,176)	—
EBITDA including amounts attributable to consolidated noncontrolling interest	17,672	14,740	5,778	4,441	10,982	3,924	2,419	12,221	9,570	12,737	10	16,209	10,595	7,002	128,300	(15,291)	113,009
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(1,664)	(1,263)	—	—	—	—	—	—	—	—	—	—	—	—	(2,927)	(1,742)	(4,669)
(Income) loss from consolidated entities attributable to noncontrolling interest	(2,754)	(2,422)	—	—	—	—	—	—	—	—	—	—	—	—	(5,176)	5,176	—
Net income (loss) attributable to redeemable noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,038	2,038
EBITDA attributable to the Company and OP unitholders	$13,254	$11,055	$5,778	$4,441	$10,982	$3,924	$2,419	$12,221	$9,570	$12,737	$10	$16,209	$10,595	$7,002	$120,197	$(9,819)	$110,378
__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis for the year ended December 31, 2016. The results of the Seattle Courtyard Downtown sold on July 1, 2016 are included from January 1, 2016 through June 30, 2016 (in thousands) (unaudited):

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

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of hotel properties and extraordinary items as defined by GAAP, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, transaction and management conversion costs, write-off of loan costs and exit fees, (gain) loss on insurance settlements, legal, advisory and settlement costs, contract modification cost, software implementation costs, uninsured hurricane related costs, other (income) expense, tax reform and non-cash items such as unrealized (gain) loss on investments, unrealized (gain) loss on derivatives, stock/unit-based compensation and the Company’s portion of unrealized (gain) loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in our consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$28,324	$24,320	$(4,691)
Income from consolidated entities attributable to noncontrolling interest	(3,264)	(3,105)	(2,414)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	(2,038)	(1,899)	393
Preferred dividends	(6,795)	(3,860)	(1,986)
Net income (loss) attributable to common stockholders	16,227	15,456	(8,698)
Depreciation and amortization on real estate(1)	49,361	43,054	40,950
Impairment charges on real estate	1,068	—	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	2,038	1,899	(393)
(Gain) loss on sale of hotel property	(23,797)	(26,359)	—
FFO available to common stockholders and OP unitholders	44,897	34,050	31,859
Preferred dividends	6,795	3,860	1,986
Transaction and management conversion costs	6,774	457	633
Other (income) expense	377	165	(1,233)
(Gain) loss on insurance settlements	—	—	(21)
Write-off of loan costs and exit fees	3,874	2,595	54
Unrealized (gain) loss on investment in Ashford Inc.	(9,717)	1,970	7,609
Unrealized (gain) loss on derivatives (1)	2,053	(427)	3,248
Non-cash stock/unit-based compensation	(1,327)	4,156	3,846
Legal, advisory and settlement costs	3,711	11,194	973
Contract modification cost	5,000	—	—
Software implementation costs	79	—	—
Uninsured hurricane related costs	3,821	—	—
Tax reform (1)	(161)	—	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	2,587	2,927
AFFO available to the Company and OP unitholders	$66,176	$60,607	$51,881
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2017	2016	2015
Depreciation and amortization on real estate	$(2,901)	$(2,843)	$(2,874)
Unrealized gain (loss) on derivatives	(3)	(2)	(4)
Tax reform	55	—	—

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
At December 31, 2017, our total indebtedness of $826.2 million included $818.1 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2017, would be approximately $2.0 million per year. Interest rate changes will have no impact on the remaining $8.1 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2017, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amounts totaling $50.0 million to hedge financial and capital market risk for upfront costs of $888,000, which were subsequently returned to us as collateral by our counterparties. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.4 million at December 31, 2017.
We hold interest rate floors with notional amounts totaling $6.9 billion and strike rates ranging from -0.25% to 1.50%. Our total exposure is capped at our initial total cost of $3.7 million. These instruments have termination dates ranging from March 2019 to July 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ashford Hospitality Prime, Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ashford Hospitality Prime, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As is discussed in Note 2 to the consolidated financial statements, on January 1, 2017, the Company has adopted on a retrospective basis, Financial Accounting Standards Board Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
March 14, 2018

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Investments in hotel properties, gross	1,403,110	1,258,412
Accumulated depreciation	(257,268)	(243,880)
Investments in hotel properties, net	$1,145,842	$1,014,532
Cash and cash equivalents	137,522	126,790
Restricted cash	47,820	37,855
Accounts receivable, net of allowance of $94 and $96, respectively	14,334	18,194
Insurance receivable	8,825	—
Inventories	1,425	1,479
Note receivable	8,098	8,098
Deferred costs, net	656	1,020
Prepaid expenses	3,670	3,669
Investment in Ashford Inc., at fair value	18,124	8,407
Derivative assets	594	1,149
Other assets	9,426	2,249
Intangible assets, net	22,545	22,846
Due from Ashford Trust OP, net	—	488
Due from AQUA U.S. Fund	—	2,289
Due from related party, net	349	377
Due from third-party hotel managers	4,589	7,555
Total assets	$1,423,819	$1,256,997
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$820,959	$764,616
Accounts payable and accrued expenses	56,803	44,791
Dividends and distributions payable	8,146	5,038
Due to Ashford Inc.	1,703	5,085
Due to affiliate	—	2,500
Due to third-party hotel managers	1,709	973
Intangible liability, net	3,569	3,625
Other liabilities	1,628	1,432
Total liabilities	894,517	828,060
Commitments and contingencies (note 13)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 and 2,890,850 shares issued and outstanding at December 31, 2017 and 2016, respectively	106,123	65,960
Redeemable noncontrolling interests in operating partnership	46,627	59,544
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,120,210 and 26,021,552 shares issued and outstanding at December 31, 2017 and 2016, respectively	321	260
Additional paid-in capital	469,791	401,790
Accumulated deficit	(88,807)	(93,254)
Total stockholders’ equity of the Company	381,305	308,796
Noncontrolling interest in consolidated entities	(4,753)	(5,363)
Total equity	376,552	303,433
Total liabilities and equity	$1,423,819	$1,256,997
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Rooms	$286,006	$287,844	$255,443
Food and beverage	96,415	95,618	79,894
Other	31,484	22,267	14,061
Total hotel revenue	413,905	405,729	349,398
Other	158	128	147
Total revenue	414,063	405,857	349,545
EXPENSES
Hotel operating expenses:
Rooms	65,731	65,541	56,341
Food and beverage	68,469	68,471	53,535
Other expenses	122,322	113,114	93,742
Management fees	15,074	15,456	14,049
Total hotel expenses	271,596	262,582	217,667
Property taxes, insurance and other	21,337	20,539	18,517
Depreciation and amortization	52,262	45,897	43,824
Impairment charges	1,068	—	—
Advisory services fee	9,134	14,955	17,889
Contract modification cost	5,000	—	—
Transaction costs	6,678	457	538
Corporate general and administrative	8,146	14,286	5,134
Total expenses	375,221	358,716	303,569
OPERATING INCOME (LOSS)	38,842	47,141	45,976
Equity in earnings (loss) of unconsolidated entity	—	(2,587)	(2,927)
Interest income	690	167	34
Gain (loss) on sale of hotel property	23,797	26,359	—
Other income (expense)	(377)	(165)	1,233
Interest expense and amortization of loan costs	(38,937)	(40,881)	(37,829)
Write-off of loan costs and exit fees	(3,874)	(2,595)	(54)
Unrealized gain (loss) on investment in Ashford Inc.	9,717	(1,970)	(7,609)
Unrealized gain (loss) on derivatives	(2,056)	425	(3,252)
INCOME (LOSS) BEFORE INCOME TAXES	27,802	25,894	(4,428)
Income tax (expense) benefit	522	(1,574)	(263)
NET INCOME (LOSS)	28,324	24,320	(4,691)
(Income) loss from consolidated entities attributable to noncontrolling interests	(3,264)	(3,105)	(2,414)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(2,038)	(1,899)	393
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$23,022	$19,316	$(6,712)
Preferred dividends	(6,795)	(3,860)	(1,986)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$16,227	$15,456	$(8,698)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.52	$0.57	$(0.34)
Weighted average common shares outstanding – basic	30,473	26,648	25,888
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.51	$0.55	$(0.34)
Weighted average common shares outstanding – diluted	34,706	31,195	25,888
Dividends declared per common share	$0.64	$0.46	$0.35
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
NET INCOME (LOSS)	$28,324	$24,320	$(4,691)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	28,324	24,320	(4,691)
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(3,264)	(3,105)	(2,414)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(2,038)	(1,899)	393
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$23,022	$19,316	$(6,712)
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	Redeemable Noncontrolling Interest in Operating Partnership
	Shares	Amount
Balance at January 1, 2015	24,464	$245	$376,869	$(98,210)	$(4,461)	$274,443	$149,555
Purchase of common stock	(479)	(4)	(7,336)	(876)	—	(8,216)	—
Equity-based compensation	—	—	2,416	—	—	2,416	1,431
Issuance of common stock	200	2	3,102	—	—	3,104	—
Issuance of restricted shares/units	44	—	—	—	—	—	—
Forfeiture of restricted common shares	(2)	—	(5)	(5)	—	(10)	—
Dividends declared – common stock	—	—	—	(9,428)	—	(9,428)	—
Dividends declared – preferred stock	—	—	—	(1,986)	—	(1,986)	—
Distributions to noncontrolling interests	—	—	—	—	(3,766)	(3,766)	(2,170)
Redemption/conversion of operating partnership units	4,245	42	63,301	—	—	63,343	(69,198)
Net income (loss)	—	—	—	(6,712)	2,414	(4,298)	(393)
Redemption value adjustment	—	—	—	17,444	—	17,444	(17,444)
Balance at December 31, 2015	28,472	$285	$438,347	$(99,773)	$(5,813)	$333,046	$61,781
Purchase of common stock	(2,893)	(29)	(39,199)	—	—	(39,228)	—
Equity-based compensation	—	—	721	—	—	721	3,435
Issuance of restricted shares/units	309	3	(3)	—	—	—	35
Forfeiture of restricted common shares	(3)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(12,287)	—	(12,287)	—
Dividends declared – preferred stock	—	—	—	(3,860)	—	(3,860)	—
Distributions to noncontrolling interests	—	—	—	—	(2,655)	(2,655)	(2,331)
Redemption/conversion of operating partnership units	137	1	1,924	(341)	—	1,584	(1,584)
Net income (loss)	—	—	—	19,316	3,105	22,421	1,899
Redemption value adjustment	—	—	—	3,691	—	3,691	(3,691)
Balance at December 31, 2016	26,022	$260	$401,790	$(93,254)	$(5,363)	$303,433	$59,544
Purchase of common stock	(37)	—	(395)	—	—	(395)	—
Equity-based compensation	—	—	(166)	—	—	(166)	(1,161)
Issuance of common stock	5,750	57	66,385	—	—	66,442	—
Issuance of restricted shares/units	197	2	(2)	—	—	—	21
Forfeiture of restricted common shares	(6)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(20,623)	—	(20,623)	—
Dividends declared – preferred stock	—	—	—	(6,795)	—	(6,795)	—
Distributions to noncontrolling interests	—	—	—	—	(2,654)	(2,654)	(2,791)
Redemption/conversion of operating partnership units	194	2	2,179	—	—	2,181	(2,181)
Net income (loss)	—	—	—	23,022	3,264	26,286	2,038
Redemption value adjustment	—	—	—	8,843	—	8,843	(8,843)
Balance at December 31, 2017	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	$46,627
See Notes to Consolidated Financial Statements.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$28,324	$24,320	$(4,691)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	52,262	45,897	43,824
Equity-based compensation	(1,327)	4,156	3,847
Bad debt expense	256	217	117
Amortization of loan costs	4,903	3,169	2,575
Write-off of loan costs and exit fees	3,874	2,595	54
Amortization of intangibles	180	107	(106)
(Gain) loss on sale of hotel property	(23,797)	(27,150)	—
Impairment charges	1,068	—	—
Realized and unrealized (gain) loss on derivatives	2,327	(269)	3,252
Realized (gain) loss on marketable securities	—	—	(1,068)
Unrealized (gain) loss on investment in Ashford Inc.	(9,717)	1,970	7,609
Purchases of trading securities	—	—	(105,878)
Sales of trading securities	—	—	55,654
Net settlement of trading derivatives	(1,397)	—	—
Equity in (earnings) loss of unconsolidated entity	—	2,587	2,927
Deferred tax expense (benefit)	615	1,089	(1,093)
Payments for derivatives	—	(114)	(3,853)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	6,901	(5,617)	1,923
Insurance receivable	3,580	—	—
Prepaid expenses and other assets	(846)	(933)	(338)
Accounts payable and accrued expenses	782	3,277	5,416
Due to/from related party, net	41	(27)	191
Due to affiliate	(2,500)	2,500	—
Due to/from third-party hotel managers	7,777	2,882	(5,014)
Due to/from Ashford Trust OP, net	488	(1,016)	(119)
Due to Ashford Inc.	(3,382)	(1,284)	3,823
Other liabilities	196	251	(80)
Net cash provided by (used in) operating activities	70,608	58,607	8,972
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	11,918	691	24
Net proceeds from sale of hotel property	103,094	82,732	—
Proceeds from sale of furniture, fixtures and equipment	—	—	206
Proceeds from liquidation of AQUA U.S. Fund	2,289	43,489	—
Acquisition of hotel properties, net of cash and restricted cash acquired	(248,199)	—	(143,632)
Investment in Ashford Inc.	—	—	(16,623)
Improvements and additions to hotel properties	(43,044)	(23,423)	(19,322)
Net cash provided by (used in) investing activities	(173,942)	103,489	(179,347)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	523,500	—	152,000
Repayments of indebtedness	(464,228)	(73,268)	(76,998)
Payments of loan costs and exit fees	(11,342)	(4,062)	(3,317)
Payments for derivatives	(375)	(13)	(117)
Purchase of common stock	(395)	(39,228)	(8,876)
Payments for dividends and distributions	(27,101)	(16,879)	(11,819)
Issuance of preferred stock	40,163	4,211	62,290
Issuance of common stock	66,442	—	3,104

	Year Ended December 31,
	2017	2016	2015
Forfeiture of restricted shares/units	—	—	(10)
Redemption of operating partnership units	—	—	(5,855)
Distributions to noncontrolling interest in consolidated entities	(2,654)	(6,421)	(2,938)
Other	21	35	—
Net cash provided by (used in) financing activities	124,031	(135,625)	107,464
Net change in cash, cash equivalents and restricted cash	20,697	26,471	(62,911)
Cash, cash equivalents and restricted cash at beginning of year	164,645	138,174	201,085
Cash, cash equivalents and restricted cash at end of year	$185,342	$164,645	$138,174
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$34,267	$37,800	$34,687
Income taxes paid	803	380	2,145
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Investment in unconsolidated entity	$—	$—	$51,292
Dividends and distributions declared but not paid	8,146	5,038	3,439
Capital expenditures accrued but not paid	4,430	1,574	549
Non-cash consideration from sale of property, plant and equipment	—	—	1,363
Investment in Ashford Inc.	—	—	1,363
Receivable related to liquidation of AQUA U.S. Fund	—	2,289	—
Distributions declared but not paid to noncontrolling interest in consolidated entities	—	—	3,766
Accrued preferred stock offering expenses	—	—	42
Non-cash preferred stock offering expense	—	479	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$126,790	$105,039	$171,439
Restricted cash at beginning of period	37,855	33,135	29,646
Cash, cash equivalents and restricted cash at beginning of period	$164,645	$138,174	$201,085

Cash and cash equivalents at end of period	$137,522	$126,790	$105,039
Restricted cash at end of period	47,820	37,855	33,135
Cash, cash equivalents and restricted cash at end of period	$185,342	$164,645	$138,174
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
We are advised by Ashford LLC through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc., which was spun-off from Ashford Trust. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of December 31, 2017, Remington Lodging, which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, managed three of our twelve hotel properties. Third-party management companies managed the remaining hotel properties.
The accompanying consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Ashford Prime OP that as of December 31, 2017, own and operate twelve hotel properties in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Ashford Prime OP has a controlling interest. These hotel properties represent 3,574 total rooms, or 3,339 net rooms, excluding those attributable to our partner. As a REIT, Ashford Prime needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of December 31, 2017, eleven of our twelve hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Prime TRS”). One hotel property located in the U.S. Virgin Islands is owned by our USVI TRS. Prime TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in our consolidated statements of operations. As of December 31, 2017, nine of the twelve hotel properties were leased by Ashford Prime’s wholly-owned TRS and two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Prime TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc. (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
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

•
On March 31, 2017, we acquired the Park Hyatt Beaver Creek and on May 11, 2017, we acquired the Hotel Yountville. The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.

•	On November 1, 2017, we sold the Plano Marriott Legacy Town Center.
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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. See note 3.
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
Investment in Unconsolidated Entity and Ashford Inc.—We held an investment in an unconsolidated entity, in which we had an ownership interest of 45.3% that was accounted for under the equity method of accounting by recording the initial investment

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and our percentage of interest in the entity’s net income/loss. We liquidated our investment in April 2016. We review the investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in loss in unconsolidated entity. No such impairment was recorded in the years ended December 31, 2016 and 2015. We also hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.3% ownership interest in Ashford Inc. and had a fair value of $18.1 million at December 31, 2017. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
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
Derivative Instruments—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors and flooridors. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master- netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives, credit default swaps and options on futures contracts are reported as “derivative assets, net” in our consolidated balance sheets. For interest rate derivatives, credit default swaps and options on futures contracts, changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense)”, respectively, in our consolidated statements of operations.
Due to/from Related Party, net—Due to/from related party, net, represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to Ashford Inc.—Due to Ashford Inc. primarily represents payables related to the advisory services fee, including reimbursable expenses. These payables are generally settled within a period not exceeding one year. See note 21
Due to/from Third-Party Hotel Managers—Due from third-party hotel managers primarily consists of amounts due from Marriott related to cash reserves held at the Marriott corporate level related to operating, real estate taxes, and other items, as well as current receivables and payables resulting from transactions with other third-party managers related to hotel management.
Noncontrolling Interests—The redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity in earnings/losses of the operating partnership, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common unit holdings throughout the period. The redeemable noncontrolling interests in our operating partnership is classified in the mezzanine section of our consolidated balance sheets as these redeemable operating partnership units do not meet the requirements for permanent equity classification prescribed by the authoritative accounting guidance because these redeemable operating partnership units may be redeemed by the holder for cash or registered shares in certain cases outside of the Company’s control. The carrying value of the noncontrolling interests in the operating partnership is based on the greater of the accumulated historical cost or the redemption value.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at December 31, 2017 and 2016, and is reported in equity in our consolidated balance sheets.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2017, 2016 and 2015, we incurred advertising costs of $3.4 million, $3.1 million and $2.3 million, respectively. Advertising costs are included in “Other expenses” in our consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is accounted for at fair value based on the market price of the shares at period end in accordance with applicable authoritative accounting guidance that results in recording expense, included in “advisory services fee” and “management fees,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“LTIP”) units granted to certain executive officers are accounted for at fair value at period end based on a Monte Carlo simulation valuation model that results in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant and included in “corporate general and administrative” expense in our consolidated statements of operations.
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
The entities that own eleven of our twelve hotel properties are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Texas, and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the twelve hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Ashford Prime. The entities that operate the two hotel properties owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries of Ashford Trust in April 2007, when the partnership was acquired by Ashford Trust. As a result of Ashford Trust’s distribution of its remaining common units of Ashford Prime OP and shares of common stock of Ashford Prime on July 27, 2015, the Prime TRSs revoked their elections to be taxable REIT subsidiaries of Ashford Trust effective July 29, 2015. The Prime TRSs remain taxable REIT subsidiaries of Ashford Prime.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under ASU 2016-18 restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2017 on a retrospective basis. The adoption of this standard resulted in the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows for all periods presented. As a result, for the year ended December 31, 2016, net cash provided by operating activities increased $1.5 million and net cash provided by investing activities increased $3.2 million and for the year ended December 31, 2015, net cash provided by operating activities decreased $418,000 and net cash used in investing activities decreased $3.9 million. Our beginning-of-period cash, cash equivalents and restricted cash increased $37.9 million, $33.1 million and $29.6 million in 2017, 2016 and 2015, respectively.
Recently Issued Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect (modified) transition method. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. We have selected the modified retrospective method. We continue to evaluate the related disclosure requirements.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under our hotel ground leases and other noncancelable leases on our consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 will have on our consolidated financial statements and related disclosures.
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
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective approach. We are evaluating the impact that ASU 2017-05 will have on our consolidated financial statements and related disclosures.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31,
	2017	2016
Land	$344,937	$210,696
Buildings and improvements	962,478	972,412
Furniture, fixtures and equipment	87,796	70,922
Construction in progress	7,899	4,382
Total cost	1,403,110	1,258,412
Accumulated depreciation	(257,268)	(243,880)
Investments in hotel properties, net	$1,145,842	$1,014,532
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $1.2 billion and $1.0 billion as of December 31, 2017 and 2016, respectively.
For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $52.1 million, $45.7 million and $43.6 million, respectively.
Park Hyatt Beaver Creek
On March 31, 2017, we acquired a 100% interest in the Park Hyatt Beaver Creek in Beaver Creek, Colorado for total consideration of $145.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $67.5 million mortgage loan. See note 9.
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
The results of operations of the hotel property have been included in our results of operations since the acquisition date. For the year ended December 31, 2017, we have included total revenue of $22.0 million and net loss of $2.5 million in our consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016 are included below under “Pro Forma Financial Results.”
Hotel Yountville
On May 11, 2017, we acquired a 100% interest in the Hotel Yountville in Yountville, California for total consideration of $96.5 million. Concurrent with the closing of the acquisition, we completed the financing of a $51.0 million mortgage loan. See note 9.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We prepared a purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was prepared with the assistance of a third-party appraisal firm during the three months ended September 30, 2017. The property level working capital balances amounted to a net liability of $2.1 million. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired in the acquisition (in thousands):

Final Allocations as of September 30, 2017
Land	$47,849
Buildings and improvements	41,216
Furniture, fixtures and equipment	7,351
96,416
Inventories	84
$96,500
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. For the year ended December 31, 2017, we have included total revenue of $9.6 million and net income of $803,000 in our consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2016 are included below.
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations for the years ended December 31, 2017 and 2016 as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2016, and the removal of $5.3 million of non-recurring transaction costs directly attributable to the acquisitions for the year ended December 31, 2017 (in thousands):

	Year Ended December 31,
	2017	2016
Total revenue	$437,149	$462,416
Net income (loss)	38,535	30,437
Net income (loss) attributable to common stockholders	25,132	20,823
Pro Forma income per share:
Basic	$0.81	$0.77
Diluted	$0.81	$0.74
Weighted average common shares outstanding (in thousands):
Basic	30,473	26,648
Diluted	34,706	31,195
Impairment Charges and Insurance Recoveries
In September 2017, the Ritz-Carlton, St. Thomas located in St. Thomas, USVI, Key West Pier House located in Key West, FL and Tampa Renaissance located in Tampa, FL were impacted by the effects of Hurricanes Irma and Maria. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties. During the year ended December 31, 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $1.1 million. Additionally, the Company recognized remediation and other costs, net of anticipated insurance recoveries of $3.8 million, included primarily in other hotel operating expenses. As of December 31, 2017, the Company has recorded an insurance receivable of $8.8 million, net of deductibles of $4.9 million, related to the anticipated insurance recoveries. During the year ended December 31, 2017, the Company received proceeds of $11.1 million for business interruption losses associated with lost profits, of which $4.1 million has been recorded as “other” hotel revenue in our consolidated statement of operations, $3.3 million represented reimbursement of incurred expenses in excess of the deductible of $1.1 million and $3.7

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million was recorded as a reduction to insurance receivable. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.
4. Hotel Dispositions
On July 1, 2016, the Company sold the Courtyard Seattle Downtown for $84.5 million in cash. The sale resulted in a gain of $26.4 million for the year ended December 31, 2016 and is included in “gain on sale of hotel property” in our consolidated statements of operations.
On November 1, 2017, the Company sold the Plano Marriott Legacy Town Center for $104.0 million in cash. The sale resulted in a gain of $23.8 million for the year ended December 31, 2017 and is included in “gain on sale of hotel property” in our consolidated statements of operations.
Since the sales of the hotel properties did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our consolidated financial statements.
We included the results of operations for these assets through the date of disposition in net income (loss) as shown in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively. The following table includes the condensed financial information from these hotel properties (in thousands):

	Year Ended December 31,
	2017	2016	2015
Total hotel revenue	$27,250	$39,995	$48,292
Total hotel operating expenses	(16,673)	(24,106)	(28,820)
Operating income (loss)	10,577	15,889	19,472
Property taxes, insurance and other	(1,171)	(1,717)	(1,966)
Depreciation and amortization	(3,796)	(5,157)	(6,200)
Gain (loss) on sale of hotel property	23,797	26,359	—
Interest expense and amortization of loan costs	(2,303)	(6,308)	(8,181)
Write-off of loan costs and exit fees	(607)	(2,595)	—
Income before income taxes	26,497	26,471	3,125
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(3,029)	(3,679)	(398)
Income (loss) before income taxes attributable to the Company	$23,468	$22,792	$2,727
5. Note Receivable
As of December 31, 2017 and 2016, we held a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 9.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Separately, on September 14, 2015, we received 19,897 shares of Ashford Inc. common stock from Ashford Inc. as part of our acquisition of the Bardessono Hotel. As of December 31, 2017 and 2016, we held approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.3% and 9.7% ownership interest, respectively, and a fair value of $18.1 million and $8.4 million, respectively. See notes 11 and 12.
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
The following tables summarize the condensed balance sheets as of December 31, 2017 and 2016, and the condensed statements of operations for the years ended December 31, 2017, 2016 and 2015, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Total assets	$114,810	$129,797
Total liabilities	78,742	38,168
Redeemable noncontrolling interests	5,111	1,480
Total stockholders’ equity of Ashford Inc.	30,185	37,377
Noncontrolling interests in consolidated entities	772	52,772
Total equity	30,957	90,149
Total liabilities and equity	$114,810	$129,797
Our investment in Ashford Inc., at fair value	$18,124	$8,407
Ashford Inc.
Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Total revenue	$81,573	$67,607	$58,981
Total operating expenses	(92,095)	(70,064)	(60,332)
Operating loss	(10,522)	(2,457)	(1,351)
Realized and unrealized gain (loss) on investment in unconsolidated entity	—	(1,460)	(2,141)
Realized and unrealized gain (loss) on investments	(91)	(7,787)	(7,600)
Other	142	81	1,114
Income tax (expense) benefit	(9,723)	(780)	(2,066)
Net income (loss)	(20,194)	(12,403)	(12,044)
(Income) loss from consolidated entities attributable to noncontrolling interests	358	8,860	10,852
Net (income) loss attributable to redeemable noncontrolling interests	1,484	1,147	2
Net gain (loss) attributable to Ashford Inc.	$(18,352)	$(2,396)	$(1,190)
Our unrealized gain (loss) on investment in Ashford Inc.	$9,717	$(1,970)	$(7,609)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Deferred Costs, net
Deferred costs, net consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred loan costs	$1,074	$1,074
Accumulated amortization	(418)	(54)
Deferred costs, net	$656	$1,020
8. Intangible Assets, net and Intangible Liability, net
Intangible assets, net and intangible liability, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liability, net
	December 31,		December 31,
	2017	2016	2017	2016
Cost	$24,050	$24,050	$4,179	$4,179
Accumulated amortization	(1,505)	(1,204)	(610)	(554)
	$22,545	$22,846	$3,569	$3,625
Intangible assets represents favorable market-rate leases which relate to the acquisitions of the Hilton La Jolla Torrey Pines hotel in La Jolla, CA and the Bardessono Hotel in Yountville, CA, which are being amortized over the lease terms with expiration dates of 2067 and 2105, respectively. The intangible liability represents an unfavorable market-rate lease which relates to the acquisition of the Renaissance Tampa International Plaza in Tampa, FL, which is being amortized over the remaining initial lease term that expires in 2080.
For the years ended December 31, 2017, 2016 and 2015, amortization related to intangible assets was $301,000, $314,000 and $199,000, respectively, and amortization related to the intangible liability was $56,000, $57,000 and $57,000, respectively.
Estimated future amortization expense for intangible assets and intangible liabilities for each of the next five years is as follows (in thousands):

	Intangible Assets	Intangible Liability
2018	$277	$57
2019	277	57
2020	277	57
2021	277	57
2022	277	57
Thereafter	21,160	3,284
Total	$22,545	$3,569

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Indebtedness, net
Indebtedness and the carrying values of related collateral were as follows (in thousands):

				December 31, 2017		December 31, 2016
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Secured revolving credit facility(3)	None	November 2019	Base Rate(2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—	$—	$—
Mortgage loan(4) (5)	1 hotel	April 2017	5.91%	—	—	32,879	89,443
Mortgage loan(4)	1 hotel	April 2017	5.95%	—	—	55,915	84,492
Mortgage loan (4)	3 hotels	April 2017	5.95%	—	—	245,307	257,465
Mortgage loan(6)	1 hotel	December 2017	LIBOR(1) + 4.95%	—	—	40,000	59,521
Mortgage loan(7)	1 hotel	March 2018	LIBOR(1) + 2.30%	80,000	142,374	80,000	139,560
Mortgage loan(8)	1 hotel	March 2018	LIBOR(1) + 2.25%	70,000	87,334	70,000	88,923
TIF loan(5) (9)	1 hotel	June 2018	12.85%	8,098	—	8,098	—
Mortgage loan(10)	1 hotel	December 2018	LIBOR(1) + 4.95%	42,000	40,024	42,000	63,306
Mortgage loan(4) (5) (11)	4 hotels	February 2019	LIBOR(1) + 2.58%	277,628	353,853	—	—
Mortgage loan(12)	1 hotel	April 2019	LIBOR(1) + 2.75%	67,500	143,652	—	—
Mortgage loan(13)	2 hotels	November 2019	LIBOR(1) + 2.65%	190,010	225,904	192,765	231,822
Mortgage loan	1 hotel	May 2022	LIBOR(1) + 2.55%	51,000	94,910	—	—
Mortgage loan(6)	1 hotel	August 2022	LIBOR(1) + 2.55%	40,000	57,791	—	—
				826,236	1,145,842	766,964	1,014,532
Deferred loan costs, net				(5,277)	—	(2,348)	—
Indebtedness, net				$820,959	$1,145,842	$764,616	$1,014,532
__________________

(1)	LIBOR rates were 1.564% and 0.772% at December 31, 2017 and 2016, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR +1.0%.

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

(5)	These loans are collateralized by the same hotel property. This hotel property is now included in the $277.6 million mortgage loan.

(6)
On August 18, 2017, we refinanced our $40.0 million mortgage loan with a final maturity date in December 2020 with a new $40.0 million mortgage loan that is interest only at a rate of LIBOR + 2.55% and has a five -year term.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in March 2017.

(8)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in March 2017.

(9)	The interest expense from the TIF loan is offset against interest income recorded on the note receivable of the same amount. See note 5.

(10)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in December 2017.

(11)	This mortgage loan had an $87.4 million pay down of principal in connection with the sale of the Marriott Plano Legacy Town Center on November 1, 2017. See Note 4.

(12)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(13)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities and scheduled amortization of indebtedness as of December 31, 2017 for each of the following five years and thereafter are as follows (in thousands):

2018	$203,274
2019	531,962
2020	—
2021	—
2022	91,000
Thereafter	—
Total	$826,236
On January 18, 2017, we refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million and final maturity dates in April 2017. The new mortgage loan totaled $277.6 million, is interest only with a floating rate of LIBOR + 2.58% and has a stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. On November 1, 2017, we completed the sale of the Plano Marriott Legacy Town Center for $104.0 million in cash. We repaid approximately $87.4 million on the mortgage loan that was previously secured in part by the hotel property. The mortgage loan is secured by four hotel properties: Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.
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
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2017, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
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
During the year ended December 31, 2017, we entered into interest rate caps with notional amounts totaling $844.2 million and strike rates ranging from 3.00% to 11.61%. These interest rate caps had effective dates from January 2017 to December 2017, maturity dates from March 2018 to September 2019, and a total cost of $375,000. These instruments were not designated as cash flow hedges. We also entered into interest rate floors with notional amounts of $3.9 billion and strike rates ranging from 1.00% to 1.50%. These interest rate floors had effective dates from September 2017 to December 2017 and maturity dates from March 2019 to June 2019 and a total cost of $140,000.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2016, we entered into interest rate caps with notional amounts totaling $224.5 million and strike rates ranging from 5.43% to 5.78%. These interest rate caps had effective dates from March 2016 to December 2016, maturity dates from March 2017 to December 2017 and total costs of $13,000. These instruments were not designated as cash flow hedges.
As of December 31, 2017, we held interest rate caps with notional amounts totaling $887.7 million and strike rates ranging from 2.00% to 11.61%. These instruments cap the interest rates on our mortgage loans with an aggregate principal balances of $818.1 million and maturity dates from March 2018 to August 2022. These instruments have maturity dates ranging from January 2018 to September 2019.
As of December 31, 2017, we held interest rate floors with notional amounts totaling $6.9 billion and strike rates ranging from -0.25% to 1.50%. These instruments have maturity dates ranging from March 2019 to July 2020.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of December 31, 2017, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.4 million as of December 31, 2017. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
Options on Futures Contracts—During the year ended December 31, 2016, we purchased an option on Eurodollar futures for a total cost of $124,000 and a maturity date of June 2017. During the year ended December 31, 2017, we made no such purchases.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2017, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 1.564% to 2.184% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2017
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$118	$—	$12	$130
Interest rate derivatives - caps	—	4	—	—	4
Credit default swaps	—	102	—	358	460
	—	224	—	370	$594	(2)
Non-derivative assets:
Investment in Ashford Inc.	18,124	—	—	—	18,124
Total	$18,124	$224	$—	$370	$18,718

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2016
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1,091	$—	$—	$1,091
Options on futures contracts	58	—	—	—	58
	58	1,091	—	—	1,149	(2)
Non-derivative assets:
Investment in Ashford Inc.	8,407	—	—	—	8,407
Total	$8,465	$1,091	$—	$—	$9,556
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our consolidated balance sheets.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income (Loss)
	Year Ended December 31,
	2017		2016		2015
Assets
Derivative assets:
Interest rate derivatives - floors	$(1,113)		$513		$(2,963)
Interest rate derivatives - caps	(371)		(71)		(94)
Credit default swaps	(785)	(1)	—		—
Equity put options	—		—		(1,017)
Equity call options	—		—		23
Options on futures contracts	(58)		(173)		(195)

Non-derivative assets:
Investment in Ashford Inc.	9,717		(1,970)		(7,609)
Equity - American Depositary Receipt	—		—		(75)
Equity securities	—		—		560
U.S. treasury securities	—		—		53
Total	7,390		(1,701)		(11,317)
Liabilities
Derivative liabilities:
Short equity put options	—		—		680
Short equity call options	—		—		844
Net	$7,390		$(1,701)		$(9,793)
Total combined
Interest rate derivatives - floors	$(1,113)		$513		$(2,963)
Interest rate derivatives - caps	(371)		(71)		(94)
Credit default swaps	(785)		—		—
Options on futures contracts	213		(17)		(195)
Unrealized gain (loss) on derivatives	(2,056)		425		(3,252)
Realized gain (loss) on options on futures contracts	(271)	(2)	(156)	(2)	—
Unrealized gain (loss) on investment in Ashford Inc.	9,717		(1,970)		(7,609)
Realized gain (loss) on marketable securities	—		—		1,068	(2)
Net	$7,390		$(1,701)		$(9,793)
__________________

(1)	Excludes costs of $106 associated with credit default swaps for the year ended December 31, 2017 included in “other income (expense)” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$18,124	$18,124	$8,407	$8,407
Derivative assets	594	594	1,149	1,149
Financial assets not measured at fair value:
Cash and cash equivalents	$137,522	$137,522	$126,790	$126,790
Restricted cash	47,820	47,820	37,855	37,855
Accounts receivable, net	14,334	14,334	18,194	18,194
Insurance receivable	8,825	8,825	—	—
Note receivable	8,098	8,020 to 8,864	8,098	8,511 to 9,407
Due from Ashford Trust OP, net	—	—	488	488
Due from AQUA U.S. Fund	—	—	2,289	2,289
Due from related party, net	349	349	377	377
Due from third-party hotel managers	4,589	4,589	7,555	7,555
Financial liabilities not measured at fair value:
Indebtedness	$826,236	$780,243 to $862,372	$766,964	$726,774 to $803,276
Accounts payable and accrued expenses	56,803	56,803	44,791	44,791
Dividends and distributions payable	8,146	8,146	5,038	5,038
Due to Ashford Inc.	1,703	1,703	5,085	5,085
Due to affiliate	—	—	2,500	2,500
Due to third-party hotel managers	1,709	1,709	973	973
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at December 31, 2017 and 2016. We estimated the fair value of the note receivable to be approximately 1.0% lower to 9.5% higher than the carrying value of $8.1 million at December 31, 2017, and approximately 5.1% to 16.2% higher than the carrying value of $8.1 million at December 31, 2016. This is considered a Level 2 valuation technique.
Investment in Ashford Inc. Fair value of the investment in Ashford Inc. is based on the quoted closing price on the balance sheet date. This is considered a Level 1 valuation technique.
Derivative assets. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of credit default swaps are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. The fair value of options on futures contracts is valued at the last reported settlement price as of the measurement date. See notes 2, 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.4% to 104.4% of the carrying value of $826.2 million at December 31, 2017, and approximately 94.8% to 104.7% of the carrying value of $767.0 million at December 31, 2016. This is considered a Level 2 valuation technique.
13. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2017, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at December 31, 2017, we pay a) monthly property management fees equal to the greater of $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) market service fees on approved capital improvements, including project management fees of up to 4% of project costs, for certain hotels, and c) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 2019 through December 2065, excluding renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land under three non-cancelable operating ground leases, which expire in 2067, 2080 and 2055, related to our hotel properties in La Jolla, CA, Tampa, FL and Yountville, CA, respectively. The lease in Yountville, CA contains two 25-year extension options. These leases are subject to base rent plus contingent rent based on the related property’s financial results and escalation clauses. For the years ended December 31, 2017, 2016 and 2015, we recognized rent expense of $5.9 million, $5.7 million and $4.7 million, respectively, which included contingent rent of $2.2 million, $2.0 million and $1.8 million, respectively. Rent expense is included in “other” hotel expenses in our consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2018	$3,449
2019	3,423
2020	3,449
2021	3,458
2022	3,469
Thereafter	158,176
Total	$175,424
Capital Commitments—At December 31, 2017, we had capital commitments of $22.3 million relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—Jesse Small v. Monty J. Bennett, et al., Case No. 24-C-16006020 (Md. Cir. Ct.) On November 16, 2016, Jesse Small, a purported shareholder of Ashford Prime, commenced a derivative action in Maryland Circuit Court for Baltimore City asserting causes of action for breach of fiduciary duty, corporate waste, and declaratory relief against the members of the Ashford Prime board of directors, David Brooks (collectively, the “Individual Defendants”), Ashford Inc. and Ashford LLC. Ashford Prime is named as a nominal defendant. The complaint alleges that the Individual Defendants breached their fiduciary duties to Ashford Prime by negotiating and approving the termination fee provision set forth in Ashford Prime’s advisory agreement with Ashford LLC, that Ashford Inc. and Ashford LLC aided and abetted the Individual Defendants’ fiduciary duty breaches, and that the Ashford Prime board of directors committed corporate waste in connection with Ashford Prime’s purchase of 175,000 shares of Ashford Inc. common stock. The complaint seeks monetary damages and declaratory and injunctive relief, including a declaration that the termination fee provision is unenforceable. The defendants filed motions to dismiss the complaint on March 24, 2017. On June 6, 2017, the plaintiff notified the court that the plaintiff intends to dismiss the action as moot and seek a mootness fee and costs. On July 25, 2017, the action was dismissed with prejudice as to the plaintiff. A hearing on the plaintiff’s fee petition was held on October 25, 2017. On February 5, 2018, the court denied the plaintiff’s fee petition.

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
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states and cities. Tax years 2013 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
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
The compensation committee of the board of directors of the Company approves performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Ashford Prime OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% of the target number based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of December 31, 2017, there are approximately 593,000 performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees. During the year ended December 31, 2017, approximately 389,000 performance-based LTIP units were forfeited due to the market condition criteria not being met.
The unamortized fair value of performance-based LTIP units of $799,000 at December 31, 2017 will be expensed over a period of 2.0 years, subject to future mark to market adjustments. We recorded a credit to compensation expense of $1.6 million for the year ended December 31, 2017 due to lower fair values as compared to prior periods. For the year ended December 31, 2016, compensation expense was $975,000. No compensation expense was recorded for the year ended December 31, 2015. The related amounts are included in “advisory services fee” on our consolidated statements of operations.
As of December 31, 2017, we have issued a total of 1.1 million LTIP units (including performance-based LTIP units), net of forfeitures, all of which, other than approximately 3,000 units issued in March 2015, 6,000 units issued in May 2015, 312,000 issued in October 2016, 141,000 LTIP units issued in April 2017, 281,000 performance-based LTIP units issued in April 2017 and 6,000 LTIP units issued in June 2017, respectively, had reached full economic parity with, and are convertible into, common units. For the years ended December 31, 2017, 2016 and 2015, compensation expense of $405,000, $1.4 million and $1.3 million was recorded related to LTIP units issued to Ashford LLC’s employees, respectively, and is included in “advisory services fee.” Compensation expense of $64,000, $44,000 and $101,000 associated with LTIP units issued to our independent directors was recorded for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in “corporate general and

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

administrative” expense in our consolidated statements of operations. The fair value of the unrecognized cost of LTIP units of $1.1 million at December 31, 2017, will be amortized over a period of 2.3 years, subject to future mark to market adjustments.
During the year ended December 31, 2017, approximately 194,000 common units with an aggregate redemption fair value of $1.8 million were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price. During the year ended December 31, 2016, approximately 137,000 common units with an aggregate fair value of $1.9 million at redemption were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price. During the year ended December 31, 2015, approximately 345,000 common units with an aggregate fair value of $5.9 million at redemption were redeemed by the holders and, at our election, we issued cash to satisfy the redemption price. Excluding the Ashford Trust redemption of our OP common units, during the year ended December 31, 2015, approximately 100,000 common units with an aggregate fair value of $1.6 million at redemption were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption price.
Redeemable noncontrolling interests in Ashford Prime OP as of December 31, 2017 and 2016, were $46.6 million and $59.5 million, respectively, which represented ownership of our operating partnerships of 11.43% and 13.90%, respectively. The carrying value of redeemable noncontrolling interests as of December 31, 2017 and 2016, included adjustments of $0 million and $8.9 million, respectively, to reflect the excess of redemption value over the accumulated historical cost. For the years ended December 31, 2017, 2016 and 2015, we allocated net income of $2.0 million, net income of $1.9 million, and net loss of $393,000 to the redeemable noncontrolling interests, respectively. We declared aggregate cash distributions to holders of common units and holders of LTIP units of $2.8 million, $2.3 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Units outstanding at beginning of year	4,943	4,375	8,955
LTIP units issued	149	4	10
Performance-based LTIP units issued	281	701	—
Units redeemed for shares of common stock	(194)	(137)	(4,245)
Units redeemed for cash of $5,856 in 2015	—	—	(345)
Performance-based LTIP units forfeited	(389)	—	—
Units outstanding at end of year	4,790	4,943	4,375
Units convertible/redeemable at end of year	4,028	4,083	3,967
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
On June 9, 2015, we commenced a private placement of 200,000 shares of common stock at $15.52 per share for gross proceeds of 3.1 million. The offering closed on June 11, 2015. The net proceeds from the sale of the shares after discounts and offering expenses were approximately $3.1 million.
Dividends—Common stock dividends declared for the years ended December 31, 2017, 2016 and 2015 were $20.6 million, $12.3 million and $9.4 million, respectively.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations.
No shares were repurchased during the year ended December 31, 2017. During the years ended December 31, 2016 and 2015, we repurchased 2.9 million shares of our common stock for approximately $39.0 million and 471,000 shares of our common stock for approximately $8.1 million, respectively. As of December 31, 2017, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(4.8) million and $(5.4) million at December 31, 2017 and 2016, respectively. Income from consolidated entities attributable to these noncontrolling interests was $3.3 million, $3.1 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
16. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, as amended, we are authorized to grant 3.3 million restricted stock units or performance stock units of our common stock as incentive stock awards. At December 31, 2017, 820,882 shares were available for future issuance under the 2013 Equity Incentive Plan.
Restricted Stock Units—Stock-based compensation expense of $916,000, $597,000 and $343,000 was recognized for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with restricted stock units awarded to employees of Ashford LLC and is included in “advisory services fee” on our consolidated statements of operations. Expense of $92,000, $71,000 and $0 was recognized for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with restricted shares granted to certain employees of Remington Lodging, and is recorded as a component of “management fees” on our consolidated statements of operations. Additionally, $201,000, $227,000 and $153,000 of stock-based compensation expense was recognized for the years ended December 31, 2017, 2016 and 2015, respectively, in connection with common stock issued to our independent directors, which vested immediately, and is included in “corporate general and administrative” expense on our consolidated statements of operations. At December 31, 2017, the outstanding restricted shares had a fair value of $4.1 million. At December 31, 2017, the unamortized cost of the unvested shares of restricted stock was $3.3 million, which is expected to be recognized over a period of 3.8 years, subject to future mark to market adjustments, and have vesting dates between February 2018 and November 2021.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2017		2016		2015
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	360	$12.90	140	$16.01	94	$18.11
Restricted shares granted	198	10.78	309	12.34	45	16.50
Restricted shares issued in connection with Ashford Trust’s distribution	—	—	—	—	60	14.90
Restricted shares vested	(131)	13.05	(84)	15.98	(57)	18.66
Restricted shares forfeited	(7)	11.81	(5)	13.82	(2)	17.50
Outstanding at end of year	420	$11.87	360	$12.90	140	$16.01
Performance Stock Units— The compensation committee of the board of directors of the Company approve grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period of three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At December 31, 2017, the outstanding PSUs had a fair value of $1.1 million. We recorded a credit to compensation expense of $1.4 million for the year ended December 31, 2017 due to the lower fair values of the PSUs. We recorded expense of $813,000 and $1.9 million, respectively, for the years ended December 31, 2016 and 2015. These are included in “advisory services fee” on our consolidated statements of operations. During the year ended December 31, 2017, 155,000 PSUs were forfeited due to the market condition criteria not being met. As of December 31, 2017, the unamortized cost of PSUs was $755,000, and is expected to be recognized over a period of 2.0 years, subject to future mark to market adjustments.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2017		2016		2015
	PSUs	Weighted Average Price at Grant	PSUs	Weighted Average Price at Grant	PSUs	Weighted Average Price at Grant
Outstanding at beginning of year	417	$14.80	155	$18.40	—	$—
PSUs granted	119	10.42	262	12.67	155	18.40
PSUs vested	—	—	—	—	—	—
PSUs forfeited	(155)	18.40	—	—	—	—
Outstanding at end of year	381	$11.97	417	$14.80	155	$18.40
17. 5.50% Series B Cumulative Convertible Preferred Stock
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
At December 31, 2017, we had 5.0 million outstanding shares of Series B Preferred Stock that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Preferred Stock is classified outside of permanent equity.
The Series B Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For the years ended December 31, 2017, 2016 and 2015, we declared dividends of $6.8 million, $3.9 million and $2.0 million, respectively, with respect to shares of Series A and Series B Preferred Stock.
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
At December 31, 2017, eleven of our hotel properties were leased to TRS lessees TRS and the Ritz-Carlton St. Thomas hotel was owned by our USVI TRS. The TRS entities recognized net book income before income taxes of $27,000, $5.5 million and $6.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax (expense) benefit at federal statutory income tax rate of 35%	$10	$(1,928)	$(1,727)
State income tax (expense) benefit, net of federal income tax benefit	(100)	(172)	(117)
Revaluation of deferred tax assets and liabilities related to the 2017 Tax Act(1)	(10,974)	—	—
State and local income tax (expense) benefit on pass-through entity subsidiaries	(87)	(62)	(86)
Gross receipts and margin taxes	(143)	(98)	(170)
Benefit of USVI Economic Development Commission credit	181	619	—
Other	89	58	(40)
Valuation allowance	11,546	9	1,877
Total income tax (expense) benefit	$522	$(1,574)	$(263)
________
(1) Partially offset within change in valuation allowance.
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$1,354	$(231)	$(1,067)
State	(217)	(269)	(252)
Foreign	—	15	(37)
Total current	1,137	(485)	(1,356)
Deferred:
Federal	(461)	(1,049)	953
State	(154)	(40)	140
Foreign	—	—	—
Total deferred	(615)	(1,089)	1,093
Total income tax (expense) benefit	$522	$(1,574)	$(263)
For the years ended December 31, 2017, 2016 and 2015, income tax expense included interest and penalties paid to taxing authorities of $7, $0 and $0, respectively. At December 31, 2017 and 2016, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2017 and 2016, our net deferred tax asset, included in “other assets,” and net deferred tax liability, included in “accounts payable and accrued expenses,” respectively, on our consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Tax intangibles basis greater than book basis	$957	$1,227
Allowance for doubtful accounts	20	30
Unearned income	54	92
Unfavorable management contract liability	—	28
Federal and state net operating losses	13,911	22,866
Other	28	80
Accrued expenses	336	349
Tax property basis greater than book basis	1,381	4,117
Prepaid expenses	(2,379)	(2,320)
Net deferred tax asset	14,308	26,469
Valuation allowance	(15,422)	(26,968)
Net deferred tax asset (liability)	$(1,114)	$(499)
At December 31, 2017 and 2016, we recorded a valuation allowance of $15.4 million and $27.0 million, respectively, to partially reserve the deferred tax assets of our TRSs. Ashford Prime’s wholly-owned domestic TRS generated taxable income in the years ending December 31, 2017 and 2016, and there continues to be carryback potential of certain deferred tax assets as of December 31, 2017. Primarily as a result of the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries and the history of losses of our USVI TRS, we believe it is more likely than not that $15.4 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2017, the TRSs had net operating loss carryforwards for federal income tax purposes of $57.2 million that are available to offset future taxable income, if any. $54.5 million of net operating loss carryforwards is attributable to acquired subsidiaries and is subject to substantial limitation on its use. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$26,968	$27,022	$3,939
Additions	104	31	25,043
Deductions	(11,650)	(85)	(1,960)
Balance at end of year	$15,422	$26,968	$27,022
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2018, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $20,000, $126,000 and $332,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The benefit of the tax holiday on net income (loss) per share was approximately, $0.00, $0.01 and $0.01 for the years ended December 31, 2017, 2016 and 2015, respectively.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, we expect a one-time tax benefit of approximately $216,000, due to a revaluation of our net deferred tax liabilities resulting from the decrease in the corporate federal income tax rate from 35% to 21%. We are in the process of analyzing certain

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

other provisions of this legislation which may impact our effective tax rate. Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be complete on or before the date the 2017 U.S. income tax returns are filed in 2018.
19. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders—Basic and diluted:
Net income (loss) attributable to the Company	$23,022	$19,316	$(6,712)
Less: Dividends on preferred stocks	(6,795)	(3,860)	(1,986)
Less: Dividends on common stock	(20,179)	(12,170)	(9,282)
Less: Dividends on unvested performance stock units	(138)	(122)	(105)
Less: Dividends on unvested restricted shares	(267)	(77)	(41)
Less: Net (income) loss allocated to unvested performance stock units	—	(27)	—
Less: Net (income) loss allocated to unvested restricted shares	—	(38)	—
Undistributed net income (loss) allocated to common stockholders	(4,357)	3,022	(18,126)
Add back: Dividends on common stock	20,179	12,170	9,282
Distributed and undistributed net income (loss)—basic	$15,822	$15,192	$(8,844)
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	2,038	1,899	—
Distributed and undistributed net income (loss)—diluted	$17,860	$17,091	$(8,844)

Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	30,473	26,648	25,888
Effect of assumed conversion of operating partnership units	4,233	4,470	—
Incentive fee shares	—	77	—
Weighted average common shares outstanding—diluted	34,706	31,195	25,888

Income (loss) per share—basic:
Net income (loss) allocated to common stockholders per share	$0.52	$0.57	$(0.34)
Income (loss) per share—diluted:
Net income (loss) allocated to common stockholders per share	$0.51	$0.55	$(0.34)

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$267	$115	$41
Income (loss) allocated to unvested performance stock units	138	149	105
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	—	(393)
Dividends on preferred stock	6,795	3,860	1,986
Total	$7,200	$4,124	$1,739
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	77	87	51
Effect of unvested performance stock units	—	55	52
Effect of assumed conversion of operating partnership units	—	—	6,642
Effect of assumed conversion of preferred stock	6,064	3,662	1,909
Total	6,141	3,804	8,654
20. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2017 and 2016, all of our hotel properties were in the U.S. and its territories.
21. Related Party Transactions
We have management agreements with Remington Lodging, a related party, which is owned by our Chairman of our board of directors and Ashford Trust’s Chairman Emeritus. Under the agreements, we pay the related party a) monthly property management fees equal to the greater of $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
At December 31, 2017, Remington Lodging managed three of our twelve hotel properties and we incurred the following fees related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2017	2016	2015
Property management fees, including incentive property management fees	$1,748	$1,503	$1,313
Market service and project management fees	3,972	2,453	1,645
Corporate general and administrative expenses	286	136	98
Total	$6,006	$4,092	$3,056
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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is 1/12th of 0.70% of our total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). We are also required to pay Ashford LLC an incentive fee that is measured annually. Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we will pay Ashford LLC an incentive fee over the following three years, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, insurance claims advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
On January 24, 2017, we entered into an amended and restated advisory agreement with Ashford Inc. (the “Fourth Amended and Restated Advisory Agreement”) that amends and restates our advisory agreement discussed herein. On June 9, 2017, our stockholders approved the Fourth Amended and Restated Advisory Agreement which became effective on June 21, 2017. The material terms of the Fourth Amended and Restated Advisory Agreement include:

•
we made a cash payment to Ashford LLC of $5.0 million on June 21, 2017, which is included in “contract modification cost” on our consolidated statements of operations for year ended December 31, 2017, at which time the Fourth Amended and Restated Advisory Agreement became effective;

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

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2017	2016	2015
Advisory services fee
Base advisory fee	$8,800	$8,343	$8,648
Reimbursable expenses (1)	2,017	2,798	1,827
Equity-based compensation (2)	(1,683)	3,814	3,592
Incentive fee	—	—	3,822
	$9,134	$14,955	$17,889
________

(1)	Reimbursable expenses include overhead, internal audit, insurance claims advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Ashford Prime’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following table summarizes the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the fees paid by us for those services, the applicable classification on our consolidated financial statements and the amount payable to each entity (included in “due to Ashford Inc.”) (in thousands):

		Year Ended December 31, 2017				As of December 31, 2017
Company	Product or Service	Transaction Amount	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Due to Ashford Inc.
OpenKey	Mobile key app	$10	$—	$—	$10	$4
Pure Rooms	“Allergy friendly” premium rooms	45	45	—	—	45
Lismore Capital	Mortgage placement services	224	—	(224)	—	—
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
At December 31, 2016, the balance in “due from Ashford Trust OP, net” of $488,000 was associated with certain expenses. At December 31, 2017 and 2016, the balances in “due to Ashford Inc.” of $1.7 million and $5.1 million, respectively, is primarily associated with advisory services and hotel services fees payable. In addition, at December 31, 2016, we held a receivable from the AQUA U.S. Fund of $2.3 million, associated with the 5% hold back from the AQUA U.S. Fund.
In connection with the acquisition of the Bardessono Hotel in 2015 and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. agreed to provide $2.0 million of key money consideration in the form of furniture, fixtures and equipment to be used by Ashford Prime. The hotel advisory services and the lease are considered a multiple element arrangement, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee will be allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. Lease expense of $335,000, $335,000 and

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$99,000 was recognized for the years ended December 31, 2017, 2016 and 2015, respectively and was included in “other” hotel expense in the consolidated statements of operations.
Certain employees of Remington Lodging, who perform work on behalf of Ashford Prime, were granted approximately 22,000 shares of restricted stock under the Ashford Prime Stock Plan in both 2017 and 2016. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $92,000, $71,000 and $0 was recognized for the years ended December 31, 2017, 2016 and 2015, respectively. The unamortized fair value of these grants was $228,000 as of December 31, 2017, which will be recognized over a period of 1.3 years.
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
22. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2017, three of our hotel properties generated revenues in excess of 10% of total hotel revenue amounting to 36% of total hotel revenue.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and amounts due or payable under our derivative contracts. Our counterparties to our derivative contracts are investment grade financial institutions.

ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Total revenue	$97,296	$116,092	$108,119	$92,556	$414,063
Total operating expenses	90,046	103,685	98,533	82,957	375,221
Operating income (loss)	7,250	12,407	9,586	9,599	38,842
Net income (loss)	(289)	386	(217)	28,444	28,324
Net income (loss) attributable to the Company	(13)	(885)	(1,000)	24,920	23,022
Net income (loss) attributable to common stockholders	(1,686)	(2,592)	(2,707)	23,212	16,227
Diluted income (loss) attributable to common stockholders per share	$(0.07)	$(0.09)	$(0.09)	$0.65	$0.51	(1)
Weighted average diluted common shares	27,267	31,469	31,483	38,178	34,706
2016
Total revenue	$99,797	$112,432	$99,651	$93,977	$405,857
Total operating expenses	88,344	101,917	88,404	80,051	358,716
Operating income (loss)	11,453	10,515	11,247	13,926	47,141
Net income (loss)	(139)	2,292	21,322	845	24,320
Net income (loss) attributable to the Company	(134)	2,188	16,858	404	19,316
Net income (loss) attributable to common stockholders	(1,028)	1,210	15,864	(590)	15,456
Diluted income (loss) attributable to common stockholders per share	$(0.04)	$0.04	$0.55	$(0.03)	$0.55	(1)
Weighted average diluted common shares	28,343	32,418	33,874	25,532	31,195
_________________
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2017 and 2016 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.
24. Subsequent Event
On February 12, 2018, we entered into a definitive agreement to acquire the 266-room Ritz-Carlton Sarasota in Sarasota, Florida for $171.0 million and a 22 acre plot of vacant land for $9.7 million. The acquisitions are expected to close on April 3, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2017, our internal control over financial reporting is effective.
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
PART IV
Item 15. Financial Statement Schedules and Exhibits
(a), (c) Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 104 through 142 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 146 through page 147 hereof.
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
Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2018.

ASHFORD HOSPITALITY PRIME, INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 14, 2018
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2018
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 14, 2018
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2018
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 14, 2018
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	March 14, 2018
Curtis B. McWilliams

/s/ MATTHEW D. RINALDI	Director	March 14, 2018
Matthew D. Rinaldi

/s/ KENNETH H. FEARN, JR.	Director	March 14, 2018
Kenneth H. Fearn, Jr.

/s/ ABTEEN VAZIRI	Director	March 14, 2018
Abteen Vaziri

SCHEDULE III
ASHFORD HOSPITALITY PRIME, INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hilton	Washington D.C.	$123,578	$45,721	$106,245	$—	$32,996	$45,721	$139,241	$184,962	$47,278	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	66,432	—	114,614	—	18,597	—	133,211	133,211	44,992	—	04/2007	(1),(2),(3)
Marriott	Seattle, WA	85,833	31,888	112,176	—	7,633	31,888	119,809	151,697	34,599	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	77,471	9,814	94,029	—	21,808	9,814	115,837	125,651	40,598	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	87,163	22,653	72,731	—	25,525	22,653	98,256	120,909	24,450	—	04/2007	(1),(2),(3)
Pier House Resort	Key West, FL	70,000	59,731	33,011	—	4,323	59,731	37,334	97,065	9,731	—	03/2014	(1),(2),(3)
Chicago Sofitel Magnificent Mile	Chicago, IL	80,000	12,631	140,369	—	4,200	12,631	144,569	157,200	14,824	—	02/2014	(1),(2),(3)
Renaissance	Tampa, FL	35,259	—	69,179	—	10,466	—	79,645	79,645	24,403	—	04/2007	(1),(2),(3)
Bardessono (4)	Yountville, CA	40,000	—	64,184	—	(359)	—	63,825	63,825	6,034	—	07/2015	(1),(2),(3)
Hotel Yountville	Yountville, CA	51,000	47,849	48,567	—	168	47,849	48,735	96,584	1,674	—	05/2017	(1),(2),(3)
Park Hyatt Beaver Creek	Beaver Creek, CO	67,500	89,117	56,383	—	608	89,117	56,991	146,108	2,456	—	03/2017	(1),(2),(3)
Ritz-Carlton	St. Thomas, USVI	42,000	25,533	38,467	—	(17,747)	25,533	20,720	46,253	6,229	—	12/2015	(1),(2),(3)
Total		$826,236	$344,937	$949,955	$—	$108,218	$344,937	$1,058,173	$1,403,110	$257,268
__________________

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 7.5 years.

(3)	Estimated useful life for furniture and fixtures is 1.5 to 5 years.

(4)	Amount includes transfer of FF&E to Ashford Inc. in return for the key money consideration.

	Year Ended December 31,
	2017	2016	2015
Investment in Real Estate:
Beginning balance	$1,258,412	$1,315,621	$1,179,345
Additions	287,871	24,280	146,828
Write-offs	(6,935)	(11,977)	(8,609)
Impairment	(25,391)	—	—
Sales/Disposals	(110,847)	(69,512)	(1,943)
Ending balance	1,403,110	1,258,412	1,315,621
Accumulated Depreciation:
Beginning balance	243,880	224,142	189,042
Depreciation expense	52,135	45,716	43,780
Impairment	—	—	—
Write-offs	(6,935)	(11,977)	(8,609)
Sales/Disposals	(31,812)	(14,001)	(71)
Ending balance	257,268	243,880	224,142
Investment in Real Estate, net	$1,145,842	$1,014,532	$1,091,479

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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
3.1.1
Amendment Number One to the Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017) (File No. 001-35972)

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
3.5
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.7
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.8
Articles Supplementary Establishing Additional Shares of the Series B Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on March 3, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

4.1
Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013) (File No. 001-35972)

4.2
Preemptive Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc. and certain investors in the Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 15, 2015) (File No. 001-35972)

4.3
Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and certain holders of the Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.4
Preemptive Rights Agreement, dated as of December 4, 2015, by and among the Company and the Series B Investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

10.1
Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2016) (File No. 001-35972)

10.1.1
Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated March 7, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

10.2
Fourth Amended and Restated Advisory Agreement, dated as of January 24, 2017, by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Prime Limited Partnership, Ashford Prime TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 25, 2017) (File No. 001-35972)

Exhibit Number	Exhibit Description
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
10.16
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Seattle Downtown LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C31, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14c to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.17
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Seattle Waterfront LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14d to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.18
Amendment to Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, by and between Ashford Tampa International Hotel Partnership, LP and U.S. Bank National Association, as Trustee for the Registered Holders of Wachovia Bank Commercial Mortgage Trust, Commercial Mortgage Pass Through Certificates, Series 2007-C33, dated as of November 19, 2013 (incorporated by reference to Exhibit 10.14e to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.19
Amended and Restated Leasehold Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents, dated as of February 26, 2013, by CHH Torrey Pines Hotel Partners, LP for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.16 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013) (File No. 001-35972)

10.20
Amended and Restated Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents, dated as of February 26, 2013, by CHH Capital Hotel Partners, LP for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013) (File No. 001-35972)

10.21
Licensing Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Prime, Inc. and Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.22
Credit Agreement between Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc., Bank of America, N.A. and the other lenders party thereto, dated November 19, 2013 (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.23
Agreement of Purchase and Sale by and among Chestnut OwnerCo, LLC, Chestnut LeaseCo, LLC and Ashford Hospitality Prime Limited Partnership, dated as of December 23, 2013 (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-11 filed on January 21, 2014) (File No. 001-35972)

10.24
Loan Document by and among Ashford Chicago LP, Ashford TRS Chicago II LLC and German American Capital Corporation, dated February 24, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2014) (File No. 001-35972)

10.25
Guaranty of Recourse Obligations by Ashford Hospitality Prime Limited Partnership, dated February 24, 2014 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 26, 2014) (File No. 001-35972)

10.26
Loan Document by and between Ashford Pier House LP and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 6, 2014) (File No. 001-35972)

10.27
Senior Mezzanine Loan Document by and between Ashford Pier House Mezz A LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2014) (File No. 001-35972)

10.28
Junior Mezzanine Loan Document by and between Ashford Pier House Mezz B LLC and JPMorgan Chase Bank, National Association, dated September 10, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 6, 2014) (File No. 001-35972)

10.29
Second Amended and Restated Loan Agreement, dated as of November 7, 2014, by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., Aareal Bank AG, Aareal Capital Corporation, Westdeutsche Immobilienbank AG, and Aareal Capital Corporation (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.30
Second Amended and Restated Recourse Liability Agreement, dated as of November 7, 2014, made by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., and Ashford Hospitality Prime Limited Partnership for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

Exhibit Number	Exhibit Description
10.31
Second Amended Environmental Indemnity, dated as of November 7, 2014, made by CHH Torrey Pines Hotel Partners, LP, CHH Capital Hotel Partners, LP, CHH Torrey Pines Tenant Corp., CHH Capital Tenant Corp., and Ashford Hospitality Prime Limited Partnership for the benefit of Aareal Capital Corporation (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.32
Loan Agreement, dated as of March 9, 2015, among Ashford Pier House LP, Ashford TRS Pier House LLC, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.33
Recourse Liability Agreement, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.34
Environmental Indemnity, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.35
Investment Management Agreement, dated as of November 10, 2014, by and between AHP SMA, LP and Ashford Investment Management LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 17, 2014) (File No. 001-35972)

10.36†
Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan as amended and restated March 25, 2015 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2015) (File No. 001-35972)

10.37†	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2015) (File No. 001-35972)
10.38
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Prime, Inc. and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-35972)

10.39
First Amendment to the Credit Agreement, dated September 30, 2015, by and between Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 10-Q filed on November 9, 2015) (File No. 001-35972)

10.40
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2016) (File No. 001-35972)

10.41†
Second Amended and Restated 2013 Equity Incentive Plan of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2016) (File No. 001-35972)

10.41.1†
Amendment Number One to the Second Amended and Restated 2013 Equity Incentive Plan of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2017 (File No. 001-35972)

10.42
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 9, 2016) (File No. 001-35972)

10.43†	Amended and Restated Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.43 to the Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35972)
10.44†	Amended and Restated Form of Performance LTIP Unit Award Agreement (filed as Exhibit 10.44 to the Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35972)
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

Exhibit Number	Exhibit Description
10.48
Loan Agreement, dated as of January 18, 2017, by and among Morgan Stanley Bank, N.A., as lender, Ashford Philadelphia Annex LP, Ashford Plano-M LP, Ashford San Francisco II LP, Ashford Seattle Waterfront LP and Ashford Tampa International Hotel, LP, as borrowers, and Ashford TRS Philadelphia Annex LLC, Ashford TRS Sapphire VII LLC and Ashford TRS SF LLC, as operating lessees (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2017) (File No. 001-35972)

10.49
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2017) (File No. 001-35972)

10.50
Agreement of Purchase and Sale, dated January 13, 2017 between Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership and Hotel Yountville, LLC a California limited liability company, Hotel Yountville Holdings, LLC, a California limited liability company, Altamura Family, LLC, a California limited liability company, and George Altamura, Jr., LLC, a California limited liability company (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.50.1
First Amendment of Agreement of Purchase and Sale, dated January 30, 2017, between Hotel Yountville, LLC, a California limited liability company, Hotel Yountville Holdings, LLC, a California limited liability company, Altamura Family, LLC, a California limited liability company, and George Altamura, Jr., LLC, a California limited liability company and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.1.1 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.50.2
Second Amendment of Agreement of Purchase and Sale, dated February 28, 2017, by and among Hotel Yountville, LLC, a California limited liability company, Hotel Yountville Holdings, LLC, a California limited liability company, Altamura Family, LLC, a California limited liability company, and George Altamura, Jr., LLC, a California limited liability company and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.1.2 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.51
Sale and Purchase Agreement, dated March 9, 2017, by and between, WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company, and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.51.1
First Amendment To Sale and Purchase Agreement, dated March 13, 2017, by and between WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company, and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.2.1 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.52	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 7, 2017 (File No. 001-35972)
12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges
16.1	Letter of Ernst & Young LLP dated October 1, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on October 1, 2015)
16.2	Letter of Ernst & Young LLP dated November 13, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 13, 2015)
21.1*	List of Subsidiaries of Ashford Hospitality Prime, Inc.
21.2*	List of Special Purpose Entities of Ashford Hospitality Prime, Inc.
23.1*	Consent of BDO USA, LLP
23.2*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv)Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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