Form 10-K/A
period 2017-12-31
Braemar Hotels & Resorts Inc.
filed 2018-04-30
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-35972

BRAEMAR HOTELS & RESORTS INC.

(Exact name of registrant as specified in its charter)

Maryland	46-2488594
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)

(972) 490-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock Preferred Stock, Series B	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 30, 2017, the aggregate market value of 30,566,005 shares of the registrant’s common stock held by non-affiliates was approximately $314,524,000.

As of April 26, 2018, the registrant had 32,517,295 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 14, 2018, Braemar Hotels & Resorts Inc. (formerly known as Ashford Hospitality Prime, Inc., the “Company” or “Braemar”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”).  This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year.  We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing this information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K.  The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.  Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events.  This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

Capitalized terms used in this Amendment and not defined herein have the meanings ascribed to those terms in the Original Form 10-K.

i

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies and sets forth certain information regarding our Directors and Executive Officers (as defined in Rule 3b-7 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)):

Name	Age	Position(s)
Richard J. Stockton	47	Chief Executive Officer and President
Deric S. Eubanks	42	Chief Financial Officer and Treasurer
J. Robison Hays, III	40	Chief Strategy Officer
Jeremy Welter	41	Chief Operating Officer
Mark L. Nunneley	60	Chief Accounting Officer
Monty J. Bennett	52	Chairman of the Board of Directors
Curtis B. McWilliams	62	Independent Director, Lead Director, Audit Committee Chair
Stefani D. Carter	40	Independent Director, Nominating and Corporate Governance Committee Chair
Kenneth H. Fearn	52	Independent Director, Related Party Transactions Committee Chair
Matthew D. Rinaldi	42	Independent Director, Compensation Committee Chair
Abteen Vaziri	39	Independent Director

Richard J. Stockton.  Mr. Stockton has served as our Chief Executive Officer since November 2016.  Mr. Stockton brings a wealth of real estate experience and accomplishments to Braemar.  Prior to joining our Company, Mr. Stockton served as Global Chief Operating Officer for Real Estate at CarVal Investors, a subsidiary of Cargill Inc. with approximately $1 billion in real estate investments in the United States, Canada, United Kingdom and France, beginning in August 2015.  He spent over 15 years at Morgan Stanley in real estate investment banking where he rose from Associate to Managing Director and regional group head.  At Morgan Stanley, he was head of EMEA Real Estate Banking in London, executing business across Europe, the Middle East, and Africa.  He was also appointed co-head of the Asia Pacific Real Estate Banking Group, where he was responsible for a team across Hong Kong, Singapore, Sydney and Mumbai.  He left Morgan Stanley in 2013 to become President & CEO-Americas for OUE Limited, a publicly listed Singaporean property company with over $5 billion in assets from February 2013 to March 2015.

Mr. Stockton received a Masters of Business Administration degree in Finance and Real Estate from The Wharton School, University of Pennsylvania, and a Bachelor of Science degree from Cornell University, School of Hotel Administration.

Deric S. Eubanks.  Mr. Eubanks has served as our Chief Financial Officer since June 2014.  He has served in that capacity for each of Ashford Inc. and Ashford Trust since June 2014.  Previously, Mr. Eubanks had served as our Senior Vice President of Finance since November 2013, a position he had also held at Ashford Trust since September 2011.  Prior to his role as Senior Vice President of Finance at Ashford Trust, Mr. Eubanks was Vice President of Investments and was responsible for sourcing and underwriting hotel investments including direct equity investments, joint venture equity, preferred equity, mezzanine loans, first mortgages, B-notes, construction loans, and other debt securities for Ashford Trust.  Mr. Eubanks has been with Ashford Trust since its initial public offering in August 2003.  Mr. Eubanks has written several articles for industry publications and is a frequent speaker at industry conferences and industry round tables.  Before joining Ashford Trust, Mr. Eubanks was a Manager of Financial Analysis for ClubCorp, where he assisted in underwriting and analyzing investment opportunities in the golf and resort industries.

Mr. Eubanks earned a Bachelor of Business Administration degree from the Cox School of Business at Southern Methodist University and is a CFA charter holder.  He is a member of the CFA Institute and the CFA Society of Dallas-Fort Worth.

J. Robison Hays, III.  Mr. Hays has served as our Chief Strategy Officer since May 2015 and prior to that served as our Senior Vice President of Corporate Finance and Strategy since April 2013.  Mr. Hays has also served as Co-President of Ashford Inc. since March 2018 and as the Chief Strategy Officer for Ashford Inc. since November 2014, where he is a member of the Board of Directors.  Mr. Hays has also served as the Chief Strategy Officer for Ashford Trust since May 2015.  Mr. Hays has been with Ashford Trust since April 2005.  Mr. Hays is responsible for the formation and execution of our strategic initiatives, working closely with our Chief Executive Officer.  He also oversees all financial analysis as it relates to the corporate model, including acquisitions, divestitures, refinancings, hedging, capital market transactions and major capital outlays.

Prior to 2013, in addition to his other responsibilities, Mr. Hays was in charge of Ashford Trust’s investor relations group.  Mr. Hays is a frequent speaker at industry and Wall Street investor conferences.  Prior to joining Ashford Trust, Mr. Hays worked in the Corporate Development office of Dresser, Inc., a Dallas-based oil field service and manufacturing company, where he focused on mergers, acquisitions, and strategic direction.  Before working at Dresser, Mr. Hays was a member of the Merrill Lynch Global Power & Energy Investment Banking Group based in Texas.

Mr. Hays has been a frequent speaker at various lodging, real estate and alternative investment conferences around the globe.  He earned his A.B. degree in Politics with a certificate in Political Economy from Princeton University and later studied philosophy at the Pontifical University of the Holy Cross in Rome, Italy.

Jeremy J. Welter.  Mr. Welter has served as our Chief Operating Officer since March 2018 and has also served in that capacity for Ashford Trust since March 2018.  He has also served as Co-President and Chief Operating Officer for Ashford Inc. since March 2018.  He served as our Executive Vice President, Asset Management from April 2013 to March 2018, and served in that capacity for Ashford Inc. from November 2014 to March 2018, and for Ashford Trust from March 2011 to March 2018.  From August 2005 until December 2010, Mr. Welter was employed by Remington Hotels, LP in various capacities, most recently serving as its Chief Financial Officer.  Mr. Welter oversees the asset management, capital management and acquisition underwriting functions for Ashford Trust and Braemar as well as the operations of Ashford Inc., including both its asset management advisory business and its hospitality products and services business.  Mr. Welter is a current member of Marriott’s Owner Advisor Council and serves as a Board Member for the American Hotel and Lodging Association.  Mr. Welter is a frequent speaker and panelist for various lodging investment and development conferences, including the NYU Lodging Conference.

Mr. Welter earned his Bachelor of Science in Economics from Oklahoma State University, where he served as student body president and graduated summa cum laude.

Mark L. Nunneley.  Mr. Nunneley has served as our Chief Accounting Officer since April 2013.  Mr. Nunneley has also served as Chief Accounting Officer of Ashford Inc. since November 2014 and Ashford Trust since May 2003.  From 1992 until 2003, Mr. Nunneley served as Chief Financial Officer of Remington Hotel Corporation.  He previously served as a tax consultant at Arthur Andersen & Company and as a tax manager at Deloitte & Touche.  Mr. Nunneley is a certified public accountant (CPA) in the State of Texas and is a member of the American Institute of Certified Public Accountants, Texas Society of CPAs and Dallas Chapter of CPAs

Mr. Nunneley earned his Bachelor of Science in Business Administration from Pepperdine University in 1979 and his Master of Science in Accounting from the University of Houston in 1981.

Monty J. Bennett.  Mr. Monty Bennett has served as Chairman of the Board of Directors since April 2013, and also served as Chief Executive Officer of the Company from April 2013 to November 2016.  He has served as the Chief Executive Officer and Chairman of the board of directors of Ashford Inc. since November 2014.  Mr. Bennett has also served on Ashford Trust’s board of directors since May 2003 and served as its Chief Executive Officer from that time until February 2017.  Effective in January 2013, Mr. Bennett was appointed as the Chairman of the board of directors of Ashford Trust.  Prior to January 2009, Mr. Bennett served as Ashford Trust’s President.  Mr. Bennett currently serves as the chairman of Ashford Trust’s acquisitions committee.  Mr. Bennett also serves as the Chairman of Ashford Investment Management, LLC (“AIM”), an investment fund platform and an indirect subsidiary of Ashford Inc., and as Chief Executive Officer of Remington Holdings, LP.  Mr. Bennett joined Remington Hotel Corporation in 1992 and has served in several key positions, such as President, Executive Vice President, Director of Information Systems, General Manager and Operations Director.

Mr. Bennett holds a Master’s degree in Business Administration from the S.C. Johnson Graduate School of Management at Cornell University and a Bachelor of Science degree with distinction from the Cornell School of

Hotel Administration.  He is a life member of the Cornell Hotel Society.  He has over 20 years of experience in the hotel industry and has experience in virtually all aspects of the hospitality industry, including hotel ownership, finance, operations, development, asset management and project management.  He is a member of the American Hotel & Lodging Association’s Industry Real Estate Finance Advisory Council, and is on the Advisory Editorial Board for GlobalHotelNetwork.com.  He is also a member of the CEO Leadership Council for Fix the Debt, a non-partisan group dedicated to reducing the nation’s federal debt level and on the advisory Board of Texans for Education Reform.  Formerly, Mr. Bennett was a member of Marriott’s Owner Advisory Council and Hilton’s Embassy Suites Franchise Advisory Council.

Mr. Bennett is a frequent speaker and panelist for various hotel development and industry conferences, including the NYU Lodging Conference and the Americas Lodging Investment Summit conferences.  Mr. Bennett received the Top-Performing CEO Award from HVS for 2011.  This award is presented each year to the Chief Executive Officer in the hospitality industry who offers the best value to stockholders based on HVS’s pay-for-performance model.  The model compares financial results relative to Chief Executive Officer compensation, as well as stock appreciation, company growth and increases in EBITDA.

Experience, Qualifications, Attributes and Skills: Mr. Bennett’s extensive industry experience as well as the strong and consistent leadership qualities he has displayed in his role as Chairman, his prior role as the Chief Executive Officer of the Company and his experience with, and knowledge of, the Company and its operations gained in those roles and in his role as Chairman and Chief Executive Officer of Ashford Inc. and his prior role as Chief Executive Office and currently as Chairman of Ashford Trust are vital qualifications and skills that make him uniquely qualified to serve as a director of the Company and as the Chairman of the Board.

Stefani D. Carter.  Ms. Carter has served as a member of the Board of Directors since November 2013.  She currently serves as chair of our Nominating and Corporate Governance Committee and as a member of our Compensation Committee and our Related Party Transactions Committee.  Ms. Carter has been a practicing attorney since 2005, specializing in civil litigation, contractual disputes and providing general counsel and advice to small businesses and individuals.  Ms. Carter serves as Senior Counsel at the law firm of Estes Thorne & Carr PLLC, a position she has held since November 2017.  From 2011 to November 2017, Ms. Carter served as a principal at the law firm of Stefani Carter & Associates, LLC.  In addition, Ms. Carter served as an elected representative of Texas House District 102 in the Texas House of Representatives (the “Texas House”) between 2011 and 2015, serving as a member on several Texas House committees, including the Committee on Appropriations, the Energy Resources Committee, and the Select Committee on Criminal Procedure Reform during that period.  Ms. Carter also served as a member and Vice-Chair of the Texas House Committee on Criminal Jurisprudence during that period.  From 2008 to 2011, Ms. Carter was employed as an associate attorney at the law firm of Sayles Werbner and from 2007 to 2008 was a prosecutor in the Collin County District Attorney’s Office.  Prior to joining the Collin County District Attorney’s Office, Ms. Carter was an associate attorney at Vinson & Elkins from 2005 to 2007.  Ms. Carter has a Juris Doctor from Harvard Law School, a Master’s in Public Policy from Harvard University’s John F. Kennedy School of Government and a Bachelor of Arts in Government and a Bachelor of Journalism in News/Public Affairs from The University of Texas at Austin.

Experience, Qualifications, Attributes and Skills: Ms. Carter brings her extensive legal experience in advising and counseling clients in civil litigation and contractual disputes, as well as her many experiences as an elected official, to the Board of Directors.  In addition, Ms. Carter brings her experience with, and knowledge of, the Company and its operations gained as a director of the Company since November 2013 to her role as a director of the Company.

Kenneth H. Fearn.  Mr. Fearn joined the Board of Directors in August 2016. He currently serves as chair of our Related Party Transactions Committee and as a member on our Audit Committee and Compensation Committee.  Mr. Fearn is Founder and Managing Partner of Integrated Capital LLC, a private equity real estate firm with a focus on hospitality assets in markets across the United States.  Prior to founding Integrated Capital in 2004, Mr. Fearn was Managing Director and Chief Financial Officer of Maritz, Wolff & Co., a private equity firm engaged in real estate acquisition and development from 1995 to 2004.  Maritz, Wolff & Co. managed three private equity investment funds totaling approximately $500 million focused on acquiring luxury hotels and resorts.  Prior to his tenure at Maritz, Wolff & Co., from 1993 to 1995, Mr. Fearn was with McKinsey & Company, a strategy management consulting firm, resident in the Los Angeles office, where he worked with Fortune 200 companies to address issues of profitability and develop business strategies.  Prior to McKinsey & Company, he worked at JP Morgan & Company where he was involved with corporate merger and acquisition assignments.  Mr. Fearn received a Bachelor of Arts in Political Science from the University of

California, Berkeley and a Master of Business Administration from the Harvard University Graduate School of Business.

Mr. Fearn has served on the Marriott International Owner Advisory Board since 2006 and is an Entrepreneur in Residence at the Leland C. and Mary M. Pillsbury Institute for Hospitality Entrepreneurship at Cornell University.  He also previously served as Chairman of the Board of Commissioners of the Community Redevelopment Agency of the City of Los Angeles as well as our Board of Directors of the Los Angeles Area Chamber of Commerce, where he was a member of the Executive Committee and the Finance Committee from 2005-2014.

Experience, Qualifications, Attributes and Skills: Mr. Fearn brings over 21 years of real estate and hospitality experience to the Board of Directors.  During his career at Maritz, Wolff & Co. and later Integrated Capital, he was involved in the acquisition of approximately $2 billion in hospitality assets and secured in excess of $2.5 billion in debt financing for hospitality asset acquisitions.  His extensive contacts in the hospitality and commercial real estate lending industries will be beneficial in his service on the Board of Directors.

Curtis B. McWilliams.  Mr. McWilliams has served as a member of the Board of Directors since November 2013 and currently serves as our Lead Director and as chair of our Audit Committee.  He also serves as a Director of Ardmore Shipping Corporation, an NYSE-listed company.  Mr. McWilliams retired from his position as President and Chief Executive Officer of CNL Real Estate Advisors, Inc. in 2010 after serving in such role since 2007.  CNL Real Estate Advisors, Inc. provides advisory services relating to commercial real estate acquisitions and asset management and structures strategic relationships with U.S. and international real estate owners and operators for investments in commercial properties across a wide variety of sectors.  From 1997 to 2007, Mr. McWilliams also served as the President and Chief Executive Officer, as well as serving as a Director from 2005 to 2007, of Trustreet Properties, Inc., which under his leadership became the then-largest publicly-traded restaurant REIT with over $3.0 billion in assets.  Mr. McWilliams has approximately 13 years of experience with REITs and, during his career at CNL Real Estate Advisors, Inc., helped launch and then served as the President of two REIT joint ventures between CNL and Macquarie Capital and the external advisor for both such REITs.  Mr. McWilliams previously served on the Board of Directors and as the Audit Committee Chairman of CNL Bank, a state bank in the State of Florida, from 1999 to 2004.  Mr. McWilliams also has approximately 13 years of investment banking experience at Merrill Lynch & Co., where he started as an associate and later served for several years as a Managing Director.  Mr. McWilliams has a Master’s in Business with a Concentration in Finance from the University of Chicago Graduate School of Business and a Bachelor of Science in Engineering in Chemical Engineering from Princeton University.

Experience, Qualifications, Attributes and Skills: Mr. McWilliams brings his business and management experience gained while serving as President and Chief Executive Officer of two different companies, including one NYSE-listed REIT, as well as his investment banking experience and his experience as a public company Director and Audit Committee Chairman, to the Board of Directors.  In addition, Mr. McWilliams brings his experience with, and knowledge of, the Company and its operations gained as a Director of the Company since November 2013 to his role as a Director of the Company.

Matthew D. Rinaldi.  Mr. Rinaldi has served as a member of the Board of Directors since November 2013 and currently serves as chair of our Compensation Committee and as a member of our Nominating and Corporate Governance Committee and our Related Party Transactions Committee.  Mr. Rinaldi is a licensed attorney whose practice has focused on representing businesses in a broad range of complex commercial litigation and appellate matters, including securities class action lawsuits, director and officer liability, real estate, antitrust, insurance and intellectual property litigation.  Mr. Rinaldi is the General Counsel of Qantas Healthcare Management, LLC and its affiliated medical facilities, a position he has held since June 2017.  Mr. Rinaldi served as Senior Counsel with the law firm of Dykema from July 2014 through June 2017.  Mr. Rinaldi also serves as an elected representative of Texas House District 115 in the Texas House since 2014.  Previously, Mr. Rinaldi practiced law as a solo practitioner from November 2013 to July 2014 and served as counsel with the law firm of Miller, Egan, Molter & Nelson, LLP from 2009 to November 2013.  Prior to joining Miller, Egan, Molter & Nelson, LLP, Mr. Rinaldi was an associate attorney at the law firm of K&L Gates LLP from 2006 to 2009 and an associate attorney at the law firm of Gibson, Dunn and Crutcher, LLP from 2001 to 2006, where he defended corporate officers and accounting firms in securities class action lawsuits and assisted with SEC compliance issues.  Mr. Rinaldi has extensive experience in federal, state and appellate courts and has represented and counseled a broad spectrum of clients, including Fortune 500 companies, “Big Four” accounting firms and insurance companies, as well as small businesses and individuals.  Mr. Rinaldi has a Juris Doctor, cum laude, from Boston University and a Bachelor of Business Administration in Economics, cum laude, from James Madison University.

Experience, Qualifications, Attributes and Skills: Mr. Rinaldi brings his extensive legal experience advising and counseling corporate officers of public companies and independent auditors in matters involving SEC compliance, director and officer liability and suits brought by stockholders and bondholders, as well as his experience in real estate, employment, insurance and intellectual property-related legal matters, to the Board of Directors.  In addition, Mr. Rinaldi brings his experience with, and knowledge of, the Company and its operations gained as a Director of the Company since November 2013 to his role as a Director of the Company.

Abteen Vaziri.  Mr. Vaziri has served as a member of the Board of Directors since October 2017.  He currently serves as a member of our Audit Committee and our Nominating and Corporate Governance Committee.  Mr. Vaziri has worked in all aspects of evaluating hotel assets, from evaluating investments in the hospitality, gaming, and lodging industries to analyzing the development of hotels, the evaluation of hotel F&B operations and analyzing and executing traditional and EB-5 hotel financings.  Mr. Vaziri currently serves as a Director at Greystone & Co, an institutional real estate lender, where Mr. Vaziri has helped build Greystone’s EB-5 real estate financing platform.  Mr. Vaziri earned a Bachelor of Science in Computer Science at the University of Texas at Dallas and a Masters of Business Administration in Finance from the Cox School of Business at Southern Methodist University.  Mr. Vaziri is also a Juris Doctor candidate at Fordham University with a concentration in Finance and Business Law, expecting to graduate in May 2018.

Experience, Qualifications, Attributes and Skills: Mr. Vaziri brings his familiarity with the hotel industry, his real estate experience, and his experience as a Director of an institutional real estate lender to the Board.

Terms of Directors and Executive Officers

All of our directors are elected annually by our stockholders.  Our Nominating and Corporate Governance Committee has recommended, and our Board of Directors has nominated, for re-election all six persons currently serving as directors of the Company.  If elected by the required vote, each of the persons nominated as director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.

Our Executive Officers are not appointed to serve for any specific term, but serve at the pleasure of the Board of Directors.

Attendance at Annual Meeting of Stockholders

In keeping with our corporate governance principles, directors are expected to attend the annual meeting of stockholders in person.  All persons who were directors at the time of our 2017 annual meeting of stockholders attended our annual meeting in person or by telephone.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us and the written representations of our directors, officers (as defined in Rule 16a-1 under the Exchange Act (“Section 16 Officers”)) and beneficial owners of more than ten percent of outstanding common stock of the Company that no other reports were required, and during the year ended December 31, 2017, all of our directors, Section 16 Officers and beneficial owners of more than ten percent of our common stock were in compliance with the Section 16(a) filing requirements.

Code of Business Conduct and Ethics

The Board is committed to corporate governance practices that promote the long-term interest of our stockholders.  The Board regularly reviews developments in corporate governance and updates the Company’s corporate governance framework, including its corporate governance policies and guidelines, as it deems necessary and appropriate.  Our policies and practices reflect corporate governance initiatives that comply with the listing requirements of the NYSE and the corporate governance requirements of the Sarbanes-Oxley Act of 2002.  We maintain a corporate governance section on our website, which includes key information about our corporate governance initiatives including our Corporate Governance Guidelines, charters for the committees of the Board of

Directors, our Code of Business Conduct and Ethics and our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  The corporate governance section can be found on our website at www.bhrreit.com by clicking “INVESTOR” and then “CORPORATE GOVERNANCE.”

Our Code of Business Conduct and Ethics applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as our other officers and our directors and to Ashford Inc.’s and Ashford LLC’s personnel when such individuals are acting for us or on our behalf.  Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

•                  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•                  full, fair, accurate, timely and understandable disclosure in our public communications;

•                  compliance with applicable governmental laws, rules and regulations;

•                  prompt internal reporting of violations of the code to appropriate persons identified in the code; and

•                  accountability for adherence to the code.

Any waiver of the Code of Business Conduct and Ethics for our officers or directors may be made only by the Board or one of the Board committees and will be promptly disclosed if and to the extent required by law or stock exchange regulations.

Committees of our Board of Directors

The Company’s Board of Directors has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Curtis B. McWilliams (chair), Kenneth H. Fearn and Abteen Vaziri.  The Board has determined that each of Messrs. Fearn and McWilliams qualifies as an “Audit Committee financial expert,” as defined by the applicable rules and regulations of the SEC under the Exchange Act and is independent from the Company at all pertinent times in accordance with the rules of the NYSE and the applicable rules and regulations of the SEC under the Exchange Act.  The Audit Committee met a total of five times in 2017.

ITEM 11.                                         EXECUTIVE COMPENSATION.

Compensation of Executive Officers

We are externally advised by Ashford Inc. pursuant to an advisory agreement.  Ashford Inc., through its operating company Ashford LLC (collectively, our “advisor”) is responsible for implementing our investment strategies and managing our operations.  Our advisor manages the day-to-day operations of our Company and our affiliates in exchange for an advisory fee, the terms of which are described under “Item 13—Our Relationship and Agreements with Ashford Inc.”  As a consequence of this management arrangement and although the Company has executive officers, it does not have any employees.  Each of the Company’s executive officers is, however, an employee of our advisor and is compensated by our advisor in his capacity as such.  During all of 2016 and 2017, the cash compensation received by our executive officers was paid to those persons by Ashford Inc. in their capacity as employees of our advisor.  However, our executive officers (as well as other employees of our advisor) continue to be eligible to receive equity awards under our 2013 Equity Incentive Plan and we grant equity compensation to our executive officers under our 2013 Equity Incentive Plan as described below.  We do not, however, provide any other compensation or employee benefit plans for our executive officers.

Pursuant to our advisory agreement, we pay Ashford Inc. an advisory fee.  In turn, Ashford Inc. uses a portion of the proceeds of such advisory fee to pay the cash compensation it pays its personnel.  We do not specifically reimburse Ashford Inc. for any executive officer compensation or benefits costs.  The following is a summary of the advisory fees we paid to Ashford Inc. in 2017 and the total 2017 compensation paid to our named executive officers:

•                  Under the terms of our advisory agreement, we paid a total advisory fee of approximately $14.1 million to Ashford, Inc., comprising a one-time cash payment of $5.0 million, a base fee of approximately $8.8 million, approximately $2.0 million for reimbursable expenses, net of a credit to equity-based compensation expense of approximately $1.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.

•                  No specific portion of our advisory fees is allocated to the compensation paid by Ashford Inc. to its employees who are also our executive officers.  Our advisor makes all decisions relating to compensation paid by Ashford Inc. to our executive officers who are its employees based on such factors as the terms of their employment agreements with Ashford Inc. and an evaluation of the performance of such employees on behalf of Ashford Inc. and its advisees during the year.

•                  For 2017, our named executive officers received total cash compensation of approximately $6.5 million from Ashford Inc.  The total cash compensation paid by Ashford Inc. to our named executive officers was comprised of $2.5 million in salaries and approximately $4.0 million in cash bonus awards.  In addition, Ashford Inc. granted options to purchase a total of 113,235 shares of Ashford Inc. common stock on March 14, 2018 with a grant date fair value of approximately $4.4 million to Ashford Inc.’s officers and employees who are also our named executive officers, which grant was made in respect of 2017 performance.

•                  Not all of the cash compensation received by our named executive officers from Ashford Inc. was attributable to services performed in their capacity as our executive officers.  Based on a review of the proportion that the operations of the Company represents of the total operations managed by Ashford LLC using various measures of size (revenue, assets and total enterprise value), we estimate that approximately 20% of the compensation paid by Ashford Inc. to our named executive officers is attributable to services provided by our named executive officers to us.

The cash bonus awards paid by Ashford Inc. to its employees who are our named executive officers pursuant to Ashford Inc.’s non-equity incentive plan represent variable incentive compensation that was earned for achieving specific performance targets. The performance metrics for 2017 included total stockholder return of Ashford Inc. relative to peers, adjusted net income per share of Ashford Inc., adjusted EBITDA, increased media and sell-side analyst coverage, number of investor and analyst meetings, increase in assets under management by Ashford Inc. and its affiliates, and investments in or acquisition of new products or service businesses at Ashford Inc. or its affiliates.

2018 Equity Grant Decisions for 2017 Performance

In March 2018, under the 2013 Equity Incentive Plan, the Compensation Committee determined to grant equity awards to our named executive officers based on consideration of the Company’s and each named executive officer’s individual performance during 2017.  Our named executive officers were awarded at the executive’s election, either performance stock unit awards (“PSUs”) that will be settled in shares of common stock of the Company or LTIP unit awards, referred to herein as “performance LTIP units,” that will be settled in common units of Braemar OP, in each case if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The relevant performance period began on January 1, 2018 and ends on December 31, 2020, unless such period is shortened pursuant to the terms of the award agreement.  The actual number of shares of our common stock or common units of Braemar OP to be issued upon vesting of the PSUs or performance LTIP units can range from 0% to 200% of the target number, based on continued service through the vesting date and achievement of a specified relative total stockholder return over the performance period, as set forth in the following chart:

Performance Level	Company’s Percentile Rank	Award Level (% of Target)
Below Threshold	<20th	0%
Threshold	20th	30%
Target	50th	100%
Maximum	85th	200%

The selected peer group used in the performance ranking based on relative stockholder return for the performance period consists of: Chatham Lodging Trust, Chesapeake Lodging Trust, DiamondRock Hospitality Company, Hersha Hospitality Trust, Hospitality Properties Trust, Host Hotels & Resorts, Inc., LaSalle Hotel Properties, Pebblebrook Hotel Trust, RLJ Lodging Trust,  Ryman Hospitality Properties, Inc., Summit Hotel Properties, Inc., Sunstone Hotel Investors, Inc. and Xenia Hotels & Resorts, Inc.

Assuming continued service through the vesting date and achievement of the relative total stockholder return at the specified percentile rank among the selected peer group, the PSUs and performance LTIP units earned by our named executive officers will generally vest on December 31, 2020.  PSU and performance LTIP unit recipients will not have any rights as a stockholder or unitholder with respect to any shares of common stock or common units of Braemar OP subject to the grant until such shares of common stock or common units of Braemar OP, as the case may be, are issued upon vesting.  Dividends or other distributions with respect to the shares of common stock or common units of Braemar OP represented by the PSU and performance LTIP unit grants are held as accumulated dividend equivalents or distributions and are paid out in additional shares/units upon vesting using the same performance multiplier as the underlying PSU/performance LTIP unit, with the number of additional shares or units to be calculated based on the average closing price of the 10 trading days prior to the vesting date.

In determining the size of the performance award grant for each executive, the Compensation Committee considered multiple factors including, but not limited to, the Company’s and named executive officer’s individual performance, competitive award opportunities provided to similarly situated executives, and our named executive officers’ roles and responsibilities with our Company.

A summary of the components of the shares awarded in March 2018 to our named executive officers is as follows:

	Time-Based Shares/LTIPs Awarded		Target Performance- Based Shares/LTIPs Awarded		Total March 2018 Equity Award for 2017
Richard J. Stockton	74,093	(1)	74,093	(3)	148,186	(1)(3)
David A. Brooks(5)	38,811	(1)	38,811	(3)	77,622	(1)(3)
J. Robison Hays, III	31,250	(2)	31,250	(4)	62,500	(2)(4)
Jeremy Welter	31,250	(2)	31,250	(3)	62,500	(2)(3)
Deric S. Eubanks	31,250	(1)	31,250	(3)	62,500	(1)(3)

(1)         Represents shares of restricted common stock that vest in three substantially equal installments on the first three anniversaries following the date of grant.

(2)         Represents special LTIP units in our operating partnership that vest in three substantially equal installments on the first three anniversaries following the date of grant. Upon vesting and reaching economic parity with common units in our operating partnership, the LTIP units are convertible into common units at the option of the recipient. Common units are redeemable for cash or, at our option, convertible into shares of our common stock on a one-to-one basis.

(3)         Represents target number of shares of common stock that may be issued pursuant to an award of PSUs subject to performance-based vesting criteria. The actual number of PSUs that may vest can range from 0% to 200% of the target number based on achievement of a specified relative total stockholder return (“TSR”) as determined by the Compensation Committee. Subject to forfeiture and achievement of the specified relative TSR, the PSUs earned by our named executive officers will generally vest on December 31, 2020.

(4)         Represents a target number of LTIP units that may be issued pursuant to a performance LTIP award subject to performance-based vesting criteria. The actual number of performance LTIPs that may vest ranges from 0% to 200% of the target number based on achievement of a specified relative TSR, as determined by the Compensation Committee. Subject to forfeiture and achievement of specified relative TSR, the performance LTIPs earned by our named executive officers will vest on December 31, 2020. Vested LTIP units, upon achieving economic parity with the common limited partnership units of our operating partnership, are convertible into common units at the option of the recipient. Common units are redeemable for cash or, at our option, convertible into shares of our common stock based on a one-to-one basis.

(5)         Mr. Brooks, our former Chief Transaction Officer, General Counsel and Secretary, passed away on March 29, 2018, on which date all of his outstanding equity awards immediately vested in accordance with their terms.

As shown in the table above, the Compensation Committee determined in 2018 to award half (50%) of the shares/units awarded in the form of time-based shares/units that vest in three equal annual installments following the date of grant, with dividends paid on unvested shares/units, and half (50%) in the form of performance-based shares/units. The performance-based shares/units vest at the end of three years based on the Company’s stockholder returns on relative TSR. The award level for achieving target performance is 100% of the target award. The award levels for achieving threshold and maximum performance are 50% and 200% of the target award, respectively. Award levels between the threshold and target performance and between the target and maximum performance are interpolated based on the level of relative TSR performance achieved by our Company for the performance period. Dividends are accrued and paid on the actual number of shares/units vesting in the form of additional shares/units.

The Compensation Committee also elected to give our executive officers a choice of receiving their time-based equity awards in the form of either restricted stock or LTIP units, or a combination of both. Messrs. Hays and Welter elected to receive the March 2018 time-based equity grants in the form of LTIP units. We will pay dividends and make distributions on unvested restricted stock and LTIP units as and when paid or made on the shares of our common stock. For the performance-based awards, the executives could choose between PSUs or performance LTIPs, or a combination of both. Mr. Hays elected to receive the March 2018 performance-based equity grants in the form of performance LTIP units. Dividends and distributions accrue on unvested PSUs or performance LTIPs and are paid in the form of additional units on the actual number of units that ultimately vest at the end of the three-year performance period, with the number of additional shares or units to be calculated based on the average closing price of the 10 trading days prior to the vesting date.

The LTIP units are a special class of partnership units in our operating partnership called “long-term incentive partnership units.” Grants of LTIP units are designed to offer executives the same long-term incentive as restricted stock, while allowing them more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under our stock incentive plan, reducing availability of shares for other equity awards under our stock incentive plan. LTIP units, whether vested or not, receive the same quarterly per unit distributions as common units of our operating partnership, which typically equal per share dividends on our common stock, if any. This treatment with respect to quarterly distributions is analogous to the treatment of time-vested restricted stock.

Summary Compensation Table

Our named executive officers, who are employees of and compensated by Ashford Inc., did not receive any cash compensation or other compensation or benefits other than certain time-based and performance-based equity awards from us during fiscal year 2017.  The following table sets forth information regarding compensation earned by our named executive officers and paid by the Company in fiscal years 2017 and 2016:

Name and Principal Position	Year	Salary(1)	Bonus(1)	Equity Awards(2)	Total
Richard J. Stockton	2017	—	—	$125,816	$125,816
Chief Executive Officer and President	2016	—	—	$2,954,540	$2,954,540

David A. Brooks(3)	2017	—	—	$725,912	$725,912
Former Chief Transaction Officer, General Counsel and Secretary	2016	—	—	$956,638	$956,638

J. Robison Hays, III	2017	—	—	$483,933	$483,933
Chief Strategy Officer	2016	—	—	$489,525	$489,525

Jeremy Welter	2017	—	—	$483,933	$483,933
Chief Operating Officer	2016	—	—	$489,525	$489,525

Deric S. Eubanks	2017	—	—	$483,933	$483,933
Chief Financial Officer and Treasurer	2016	—	—	$917,844	$917,844

(1)         We do not pay salary or bonus compensation to our Chairman of the Board or our executive officers, including our named executive officers.  However, we grant our executives and the executives and employees of our advisor equity awards, if and to the extent determined appropriate by our Compensation Committee.  No allocation of the total compensation paid and benefits provided by Ashford Inc. to its officers and employees who are our named executive officers is made for the time spent by such persons on behalf of any of our Company and Ashford Trust.  As a result, we have not included any amount of the compensation paid and benefits provided to such persons by Ashford Inc. in the foregoing summary compensation table.

(2)         Represents the total grant date fair value of restricted stock, LTIP unit, performance stock unit (“PSUs”) that will be settled in shares of common stock of the Company, and performance LTIP awards made in the fiscal year indicated (with respect to prior year performance), computed in accordance with FASB ASC Topic 718 without regard to the effects of forfeiture.  Assumptions used in the calculation of these amounts are described in Notes 2, 14 and 16 to the Company’s audited consolidated financial statements for the fiscal year end December 31, 2017, included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 14, 2018.  These grants are subject to vesting over a period of time generally commencing on the date of their issuance and/or upon the achievement of certain goals with respect to certain performance criteria.  With respect to the PSUs and performance LTIPs, the amount reflected in the Summary Compensation Table assumes that the required performance goals will be achieved at target levels.  The following table provides the grant date fair values of the performance LTIPs and the PSUs, issued to the named executive officers in 2017, assuming maximum performance is achieved and target performance is achieved, for comparative purposes.

Name	At Target	At Maximum
Richard J. Stockton	$61,290	$122,581
David A. Brooks	353,624	707,247
J. Robison Hays, III	235,747	471,495
Jeremy Welter	235,747	471,495
Deric S. Eubanks	235,747	471,495

(3)         Mr. Brooks, our former Chief Transaction Officer, General Counsel and Secretary, passed away on March 29, 2018, on which date all of his outstanding equity awards immediately vested in accordance with their terms.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information concerning outstanding equity awards for each of our named executive officers as of December 31, 2017:

Name	Number of Time-Based Equity Awards That Had Not Vested at December 31, 2017		Market Value of Time- Based Equity Awards That Had Not Vested at December 31, 2017(1)	Equity Incentive Plan Awards (PSUs and Performance LTIPs) at December 31, 2017		Market Value of Equity Incentive Plan Awards (PSUs and Performance LTIPs) at December 31, 2017(1)
Richard J. Stockton	191,388	(2)	$1,862,205	—		—
	5,882	(5)	$57,232	11,764	(6)	$114,464

David A. Brooks(7)	2,685	(3)	$26,125	—		—
	—		$—	110,722	(4)	$1,077,325
	33,937	(5)	$330,207	67,874	(6)	660,414

J. Robison Hays, III	2,014	(3)	$19,596	—		—
	—		$—	56,658	(4)	$551,282
	22,624	(5)	$220,132	45,249	(6)	$440,273

Jeremy Welter	2,178	(3)	$21,192	—		—
	—		$—	56,658	(4)	$551,282
	22,624	(5)	$220,132	45,249	(6)	$440,273

Deric Eubanks	1,007	(3)	$9,798	—		—
	—		$—	106,232	(4)	$1,033,637
	22,624	(5)	$220,132	45,248	(6)	$440,263

(1)                                 Market value of unvested time-based and performance-based awards is based on the closing share price of our common stock on the NYSE on December 29, 2017, the last day in 2017 on which the NYSE was open for trading, of $9.73.

(2)                                 239,234 shares of restricted stock were granted on November 2, 2016 with an initial vesting term of five years.  One-fifth of the awards initially granted vested on November 2, 2017; one-fifth will vest on November 2, 2018; one-fifth will vest on November 2, 2019; one-fifth will vest on November 2, 2020; and the remaining one-fifth will vest on November 2, 2021.

(3)                                 These restricted shares or units were granted on July 27, 2015 with an initial vesting term of three years.  One-third of the awards initially granted vested on March 20, 2016; one-third vested on March, 20, 2017; and the remaining one-third vested on March 20, 2018.

(4)                                 These PSU awards were granted on October 13, 2016 and, assuming continued service and achievement of the specified performance-based vesting criteria, the awards will vest on December 31, 2018.  Amount reflects the maximum payout level; however, the actual number of PSUs that will vest could range from 0% to 100% of the maximum number.

(5)                                 These restricted shares or LTIPs were granted on April 27, 2017 with an initial vesting term of three years.  One-third of the awards initially granted vested on April 27, 2018; one-third will vest on April 27, 2019; and the remaining one-third will vest on April 27, 2020.

(6)                                 These PSU awards or Performance LTIPs were granted on April 27, 2017 and, assuming continued service and achievement of the specified performance-based vesting criteria, the awards will vest on December 31, 2019.  Amount reflects the maximum payout level; however, the actual number of PSUs or Performance LTIPs that will vest could range from 0% to 100% of the maximum number.

(7)                                 Mr. Brooks, our former Chief Transaction Officer, General Counsel and Secretary, passed away on March 29, 2018, on which date all of his outstanding equity awards immediately vested in accordance with their terms.

The following table shows the total number of performance shares granted to the named executive officers and other officers as of December 31, 2017.

# of Awards
2015
Granted(1)	349,906
Vested	—
Forfeited	—
Unvested at December 31, 2015	349,906

2016
Granted(2)	417,933
Vested	—
Forfeited	—
Unvested at December 31, 2016	767,839

2017
Granted(3)	259,684
Vested	—
Forfeited(4)	(349,906)
Unvested at December 31, 2017(5)	677,617

(1)                                 Includes a target number of shares of common stock that may be issued pursuant to PSUs awarded or, at the election of the recipient, LTIP units that may be issued pursuant to an award of performance LTIPs, that in each case will vest on December 31, 2017.  The actual number of PSUs or performance LTIPs that may vest can range from 0% to 200% of the target amount based on achievement of a specified absolute or relative TSR, as applicable.

(2)                                 Includes a target number of shares of common stock that may be issued pursuant to PSUs awarded or, at the election of the recipient, LTIP units that may be issued pursuant to an award of performance LTIPs, that in each case will vest on December 31, 2018. The actual number of PSUs or performance LTIPs that may vest can range from 0% to 200% of the target amount based on achievement of a specified absolute or relative TSR, as applicable.

(3)                                 Includes a target number of shares of common stock that may be issued pursuant to PSUs awarded or, at the election of the recipient, LTIP units that may be issued pursuant to an award of performance LTIPs, that in each case will vest on December 31, 2019.  The actual number of PSUs or performance LTIPs that may vest can range from 0% to 200% of the target amount based on achievement of a specified absolute or relative TSR, as applicable.

(4)                                 These awards were granted in 2015 with a performance period ended on December 31, 2017.  The performance criteria were not met and no awards vested.

(5)                                 Mr. Brooks, our former Chief Transaction Officer, General Counsel and Secretary, passed away on March 29, 2018, on which date all of his outstanding equity awards immediately vested in accordance with their terms.

Potential Payments Upon Termination of Employment or Change of Control

Our 2013 Equity Incentive Plan provides that stock options and restricted stock will vest upon (i) the termination or removal of the named executive officer as an employee, consultant or non-employee director of the Company or an affiliate by the Company without “cause” (as defined therein) or by the named executive officer for “good reason” (as defined therein), (ii) the termination, removal or resignation of the named executive officer as an employee, consultant or non-employee director for any reason within one year from the effective date of a change in control of the Company, or (iii) the death or disability of the named executive officer.  The award agreements for the

PSUs and performance LTIPs granted to the named executive officers in 2015, as amended, and for the PSUs and performance LTIPs granted to the named executive officers in 2016 provide for accelerated vesting upon (i) the termination or removal of the named executive officer as an officer of the Company by the Company without cause or by the named executive officer for good reason, (ii) the death or disability of the named executive officer, (iii) a change of control of the Company, (iv) a change of control of our advisor, if such change in control (in conjunction with any applicable subsequent events, such as termination of employment) results in the vesting of the award under the terms of any employment agreement, the named executive officer has with our advisor, and (v) an involuntary termination of employment or the nonrenewal of the employment agreement to the extent such event causes vesting of the award under the employment agreement.  The actual number of PSUs and performance LTIPs that will vest under each such award granted could range from 0% to 200% of the target number of such award.  In the event of a change of control of the Company or of a change in control of our advisor, the number of PSUs and performance LTIPs that vest will be based on actual company performance for the shortened performance period.  In the event of an involuntary termination, death, disability or non-renewal of the employment of named executive officer, outstanding PSU and performance LTIP awards vest based on the greater of actual performance (for the shortened performance period) and target performance.

“Cause” has, with respect to any named executive officer, the same definition as in any employment agreement that such named executive officer has with the Company, Ashford Inc., Ashford LLC or any of their respective affiliates.  If such named executive officer is not a party to such an employment agreement, generally:  (i) the willful commission of a crime or act that results in substantial economic damage to, or substantial injury to the business reputation of, the Company, Ashford LLC or one of their respective affiliates; (ii) the commission of an act of fraud in the performance of such participant’s duties on behalf of the Company, Ashford LLC or one of their respective affiliates; or (iii) the continuing willful failure of a participant to perform his or her duties (other than for incapacity due to physical or mental illness) after written notice by the Compensation Committee and a reasonable opportunity for such participant to be heard and cure such failure.

A “change of control” of the Company is deemed to have occurred when:

(i)             any person other than (A) Braemar or any of its subsidiaries, (B) any employee benefit plan of the Company or any of its subsidiaries, (C) Remington, Ashford LLC or any of their respective affiliates, (D) a company owned, directly or indirectly, by stockholders of Braemar in substantially the same proportions as their ownership of the Company, or (E) an underwriter temporarily holding securities pursuant to an offering of such securities, becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the shares of voting stock of the Company then outstanding; provided, however, that an initial public offering of common stock will not constitute a change of control;

(ii)          the consummation of any merger, organization, business combination or consolidation of the Company or one of its subsidiaries with or into any other company, other than a merger, reorganization, business combination or consolidation which would result in the holders of the voting securities of the Company outstanding immediately prior thereto holding securities which represent immediately after such merger, reorganization, business combination or consolidation more than 50% of the combined voting power of the voting securities of the Company or the surviving company or the parent of such surviving company;

(iii)       the consummation of a sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition if the holders of the voting securities of the Company outstanding immediately prior thereto hold securities immediately thereafter which represent more than 50% of the combined voting power of the voting securities of the acquiror, or parent of the acquiror, of such assets, or the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company; or

(iv)      individuals who, as of the effective date of the 2013 Equity Incentive Plan, constituted our Board of Directors cease for any reason to constitute at least a majority of our Board of Directors; provided, however, that any individual becoming a director subsequent to the effective date whose election by our Board of Directors was approved by a vote of at least a majority of the directors then comprising the Board is considered as though such individual were a member of the initial Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an election contest with respect to the election or removal of directors or other solicitation of proxies or consents by or on behalf of a person other than our Board of Directors.

“Good reason” has, with respect to a named executive officer, the same definition as in any employment agreement that such named executive officer has with the Company, Ashford LLC or any of their respective affiliates.  If such named executive officer is not a party to such an employment agreement, “good reason” means termination of employment or service under any of the following circumstances, if the Company, Ashford LLC or any of their respective affiliates, as applicable, fails to cure such circumstances within 30 days after receipt of written notice from the participant setting forth a description of such good reason:

(i)             the removal from or failure to re-elect the named executive officer to the office or position in which he or she last served;

(ii)          any material diminishment, on a cumulative basis, of the named executive officer’s overall duties, responsibilities, or status, including the assignment to the named executive officer of any duties, responsibilities, or reporting requirements materially inconsistent with his or her position with the Company, Ashford LLC or one of their respective affiliates, as applicable;

(iii)       a material reduction by the Company, Ashford LLC or one of their respective affiliates in the named executive officer’s fees, compensation, or benefits that is not part of a reduction affecting all members of the management team; or

(iv)      the requirement by the Company, Ashford LLC or one of their respective affiliates that the principal place of business at which the participant performs his or her duties be changed to a location more than 50 miles from downtown Dallas, Texas.

Compensation of Directors

Each of our non-employee directors is paid an annual base cash retainer of $55,000.  The lead independent director is paid an additional annual cash retainer of $25,000, the chairman of our Audit Committee is paid an additional annual retainer of $25,000, each member of our Audit Committee other than the chairman is paid an additional annual retainer of $5,000, the chairman of our Compensation Committee is paid an additional annual retainer of $15,000 and the chairman of our Nominating and Corporate Governance Committee is paid an additional annual retainer of $10,000.  Each non-employee director is also paid a fee of $2,000 for each Board or committee meeting that he or she attends in person, except that the chairman of each committee is paid a fee of $3,000 for each committee meeting that he or she attends.  Each non-employee director is also paid a fee of $500 for each Board or committee meeting that he or she attends via teleconference.  Non-employee directors may also be paid additional cash retainers from time to time for service on special committees.  Officers receive no additional cash compensation for serving on the Board.  In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on the Board of Directors.

In addition, on the date of the first meeting of the Board of Directors following each annual meeting of stockholders at which a non-employee director is initially elected or re-elected to our Board of Directors, each non-employee director receives a grant of shares of our common stock or, at the election of each director, long-term incentive partnership units (“LTIP units”) in Braemar Hospitality Operating Partnership (“Braemar OP”), which are issued under our 2013 Equity Incentive Plan and are fully vested immediately. In accordance with this policy, we granted 3,200 shares of fully vested common stock to each of our non-employee directors in June 2017, except for Mr. Vaziri, to whom we granted 2,133 shares of fully vested common stock in October 2017 in connection with his appointment to our Board, which number of shares reflects the pro-rated awards based on Mr. Vaziri’s service on our Board for only part of 2017.  In addition, we granted 800 shares of the Company’s restricted stock to Messrs. Cunningham and Silvers in March 2017 and 267 shares of the Company’s restricted stock to Ms. Darrouzet in April 2017 in connection with their appointments to our Board, which numbers of shares reflect the pro-rated awards for their services on the Board prior to the Company’s 2017 annual meeting of stockholders. Ms. Carter and Ms. Darrouzet elected to receive 3,200 fully vested LTIP units in June 2017.  These vested LTIP units, upon achieving parity with the common units of our operating partnership, are convertible into common partnership units at the option of the grantee.  Common partnership units are redeemable for cash or, at our option, convertible into shares of our common stock based on a one-for-one basis.

Each member of our Board must hold an amount of common stock having a value in excess of three times his annual Board retainer fee (excluding any portion of the retainer fee representing additional compensation for being a committee chairman).  In addition, in August 2016, our Board of Directors adopted and approved an amendment to our bylaws by which each director is required to retain at least 50% of the after-tax shares received in connection with any awards granted under any of the Company’s equity plans until such time that such director has met his required ownership level.

Mr. Monty J. Bennett, Chairman of the Board, is an employee of our advisor and receives equity awards under our 2013 Equity Incentive Plan in such capacity.  However, Mr. Bennett does not receive any compensation for serving as a director or as the Chairman of the Board.  The following table summarizes the compensation paid by us to our non-employee directors for their services as a director for the fiscal year ended December 31, 2017:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Lawrence A. Cunningham(3)	$21,681	$40,936	$62,617
Stefani D. Carter	122,434	31,936	154,370
Sarah Darrouzet(4)	30,813	34,865	65,678
Kenneth H. Fearn	143,948	32,096	176,044
Curtis B. McWilliams	201,264	32,096	233,360
Matthew D. Rinaldi	113,382	32,096	145,478
Daniel B. Silvers(3)	34,931	40,936	75,867
Michael Murphy(5)	70,000	—	70,000
Andrew Strong(5)	77,000	—	77,000
Abteen Vaziri(6)	35,500	20,264	55,764

(1)                                 Includes cash payments for services on special committees to consider and evaluate certain activist matters and potential related party transactions.

(2)                                 Based on the fair market value of the stock awards computed in accordance with FASB ASC Topic 718 on the date of the grant, which was March 6, 2017 for 800 shares for each of Messrs. Cunningham and Silvers, April 27, 2017 for 267 shares for Ms. Darrouzet, October 1, 2017 for all of the shares of Mr. Vaziri and June 12, 2017 for the remaining directors and the remaining shares for Messrs. Cunningham and Silvers and Ms. Darrouzet. See Notes 2, 14 and 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the assumptions used in the valuation of stock-based awards.

(3)                                 Reflects compensation paid to Mr. Cunningham or Mr. Silvers for their service on the Board from their appointment to the Board effective March 3, 2017 through July 6, 2017.

(4)                                 Reflects compensation paid to Ms. Darrouzet for her service on the Board from her appointment to the Board effective April 27, 2017 through October 1, 2017.

(5)                                 Reflects compensation paid to Mr. Murphy or Mr. Strong for their service on the Board through June 9, 2017, the date of our 2017 annual meeting of stockholders.

(6)                                 Reflects compensation paid to Mr. Vaziri for his service on the Board from his appointment to the Board effective October 1, 2017 through December 31, 2017.

Compensation Committee Interlocks and Insider Participation

During 2017, Ms. Carter and Messrs. Fearn, Murphy, Rinaldi and Strong served on our Compensation Committee.  Each of those persons was or is an independent director throughout the period for which they served or have served on our Compensation Committee during 2017 and thereafter.  None of these directors was, is or has ever been an officer or employee of our company.  None of our executive officers serves, or during 2017 served, as (i) a member of a Compensation Committee (or Board committee performing equivalent functions) of any entity, one of whose executive officers served as a director on our Board or as a member of our Compensation Committee, or (ii) a director of another entity, one of whose executive officers served or serves on our Compensation

Committee.  No member of our Compensation Committee has or had in 2017 any relationship with the Company requiring disclosure as a related party transaction under Item 13 of this annual report on Form 10-K/A.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 31, 2018 regarding the ownership of our equity securities by (i) each person known to us who beneficially owns, directly or indirectly, more than five percent of our outstanding shares of voting stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group.  In accordance with SEC rules, each listed person’s beneficial ownership includes:  (i) all shares the person owns beneficially; (ii) all shares over which the person has or shares voting or dispositive control (such as in the capacity of a general partner of an investment fund); and (iii) all shares the person has the right to acquire within 60 days.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of our voting stock shown to be beneficially owned by such person or entity.  As of March 31, 2018, we had an aggregate of 32,517,295 shares of voting stock outstanding, consisting of 32,517,295 shares of our common stock and no shares of our Series C Preferred Stock.  Except as indicated in the footnotes to the table below, the address of each person listed below is the address of our principal executive office, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Monty J. Bennett	1,822,256	(3)	5.4%
Richard J. Stockton	309,137		1.0%
David A. Brooks(4)	727,077		2.2%
J. Robison Hays, III	73,458		*
Jeremy Welter	138,577		*
Deric S. Eubanks	114,183		*
Stefani D. Carter	9,600		*
Kenneth H. Fearn	6,400		*
Curtis B. McWilliams	21,481		*
Matthew D. Rinaldi	16,800		*
Abteen Vaziri	2,133		*
All directors and executive officers as a group (12 persons)	3,519,266		10.2%

*                                         Denotes less than 1.0%

(1)                                 Ownership includes common units of Braemar OP issued in connection with our spin-off from Ashford Trust in November 2013.  Beginning one year from the issuance date, such common units issued are redeemable by the holder for cash or, at our option, shares of our common stock on a one-for-one basis.  Assumes that all common units of our operating partnership held by such person or group of persons are redeemed for common stock (regardless of when such units are redeemable).  The number includes LTIP units in our operating partnership that have achieved economic parity with the common units as of March 31, 2018 but excludes any LTIP units (including performance LTIPs) issued subsequent to March 31, 2018 or that have not yet achieved economic parity or PSUs, LTIPs or performance LTIPs that have not yet vested.  All LTIP units that have achieved economic parity with the common units are, subject to certain time-based and/or performance-based vesting requirements, convertible into common units, which are redeemable for cash or, at our option, convertible into shares of our common stock.  Ownership does not include shares of our Series C Preferred Stock, none of which have been issued.  The company has no immediate plans to issue any Series C Preferred Stock.

(2)                                 In computing the percentage ownership of a person or group, we have assumed that the common units of Braemar OP held by that person or the persons in the group have been redeemed for shares of our common stock and the LTIP units held by that person or the persons in the group that have achieved economic parity with the common units are redeemed for common stock and that those shares are outstanding but that no common units or LTIP units held by other persons are redeemed for shares of our common stock.

(3)                                 Includes 246,954 common units held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Bennett.  Mr. Bennett disclaims beneficial ownership in excess of his pecuniary interest in such common units.

(4)                                 Mr. Brooks passed away on March 29, 2018.  We understand that, in accordance with applicable law, his shares are now owned by the Estate of David A. Brooks.  Mr. Brooks was a named executive officer of the Company as of December 31, 2017 and, in accordance with the rules of the SEC, the shares owned by the Estate of David A. Brooks as of March 31, 2018 are included in this beneficial ownership table.

Security Ownership of Certain Beneficial Owners

In addition to the stockholders listed above, the following stockholders owned more than 5% of our voting stock as of March 31, 2018:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
The Vanguard Group	3,280,733	(2)	10.1%
Vanguard Specialized Fund-Vanguard REIT Index Fund	1,727,549	(3)	5.3%
Forward Management, LLC	3,915,771	(4)	12.0%
Sessa Capital (Master), L.P.	2,210,427	(5)	6.8%
BlackRock, Inc.	2,936,237	(6)	9.0%

(1)                                 Ownership does not include shares of our Series C Preferred Stock, none of which have been issued.  The Company has no immediate plans to issue any Series C Preferred Stock.

(2)                                 Based on information provided by The Vanguard Group, Inc. in an amendment to Schedule 13G filed with the SEC on February 7, 2018.  Per such Schedule 13G/A, The Vanguard Group, Inc. has sole voting power over 30,083 of such shares and shared voting power over 645 of such shares, has sole dispositive power of 3,251,150 of such shares and shared dispositive power of 29,583 of such shares.  Includes 28,938 shares of common stock held by Vanguard Fiduciary Trust Company and 1,790 shares of common stock held by Vanguard Investments Australia, Ltd.  The principal business address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(3)                                 Based on information provided by Vanguard Specialized Fund-Vanguard REIT Index Fund, in an amendment to its Schedule 13G filed with the SEC on February 1, 2018.  Per such amendment to Schedule 13G, Vanguard Specialized Fund-Vanguard REIT Index Fund has sole voting power over all of such shares and does not have sole or shared dispositive power over any of such shares.  The principal business address of Vanguard Specialized Fund-Vanguard REIT Index Fund is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(4)                                 Based on information provided by Forward Management, LLC in an amendment to Schedule 13G filed with the SEC on January 18, 2018.  Per such Schedule 13G, Forward Management, LLC has sole voting power and sole dispositive power over all shares.  Includes ownership by the Salient Select Income Fund over 3,645,868 shares.  Salient Select Income Fund has sole voting power and sole dispositive power over all 3,645,868 shares.  The principal business address of Forward Management, LLC is 101 California Street, 16th Floor, San Francisco, CA 94111.

(5)                                 Based on information provided by Sessa Capital (Master), L.P. in an amendment to Schedule 13D filed with the SEC on March 9, 2017.  Per such Schedule 13D/A, Sessa Capital (Master), L.P. has sole voting power over all of such shares and sole dispositive power of all of such shares.  The principal business address of Sessa Capital (Master), L.P. is 1350 Avenue of the Americas, New York, New York 10019.

(6)                                 Based on information provided by Blackrock, Inc. in an amendment to Schedule 13G filed with the SEC on January 29, 2018.  Per such Schedule 13G/A, Blackrock, Inc. has sole voting power over 2,843,665 of such shares and sole dispositive power over all such shares.  The principal business address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This section of the annual report on Form 10-K/A describes certain relationships and related person transactions we have that could give rise to conflicts of interest.  A “related transaction” is any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, since the beginning of our last fiscal year or currently proposed, in which: (i) our Company was or is to be a participant, (ii) the amount involved exceeds $120,000, and (iii) any related person had or will have a direct or indirect material interest.

A “related person” means:  (i) any director, director nominee or executive officer of the Company, (ii) any person known to the Company to be the beneficial owner of more than 5% of its outstanding voting stock at the time of the transaction, (iii) any immediate family member of either of the foregoing or (iv) a firm, corporation or other entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has at least a 10% equity interest.

Conflict of Interest Policies

We take conflicts of interest seriously and aim to ensure that transactions involving conflicts or potential conflicts are thoroughly examined and only approved by independent Board members.

Because we could be subject to various conflicts of interest arising from our relationships with our advisor, Ashford Trust, AIM, their respective affiliates and other parties, to mitigate any potential conflicts of interest, we have adopted a number of policies governing conflicts of interest.  Our bylaws require that, at all times, a majority of our Board of Directors be independent directors, and our Corporate Governance Guidelines require that two-thirds of our Board of Directors be independent directors at all times that we do not have an independent chairman.

Our Corporate Governance Guidelines provide that all decisions related to our advisory agreement with our advisor, our mutual exclusivity agreement and master management agreement with Remington and certain agreements with Ashford Trust that we entered into pursuant to our spin-off from Ashford Trust in 2013 be approved by a majority of the independent directors, except as specifically provided otherwise in such agreements.  In addition, our directors also are subject to provisions of Maryland law that address transactions between Maryland corporations and our directors or other entities in which our directors have a material financial interest.

Our Related Party Transactions Committee is a committee composed of three independent directors and is tasked with reviewing any transaction in which our officers, directors, Ashford Inc. or Ashford Trust or their officers, directors or respective affiliates have an interest, including our advisor or any other related party and their respective affiliates, before recommending approval by a majority of our independent directors.  The Related Party Transactions Committee can deny a new proposed transaction or recommend for approval to the independent directors.  Also, the Related Party Transactions Committee periodically reviews and reports to independent directors on past approved related party transactions.

Finally, our directors also are subject to provisions of Maryland law that address transactions between Maryland corporations and our directors or other entities in which our directors have a material financial interest.  Such transactions may be voidable under Maryland law, unless certain safe harbors are met.  Our charter contains a requirement, consistent with one such safe harbor, that any transaction or agreement involving us, any of our wholly owned subsidiaries or our operating partnership and a director or officer or an affiliate or associate of any director or officer requires the approval of a majority of disinterested directors.

Our Relationship and Agreements with Ashford Inc.

We are advised by Ashford Inc. and its subsidiary, Ashford LLC.  Pursuant to the advisory agreement, Ashford Inc. and Ashford LLC serve as our advisor and are responsible for implementing our investment strategies and decisions and managing our day-to-day operations, in each case subject to the supervision and oversight of our Board of Directors.  Ashford Inc. and Ashford LLC may also perform similar services for new or existing platforms created by us, Ashford Inc. or Ashford Trust.

We currently own approximately 9.3% of the outstanding stock of Ashford Inc.  All of our officers are employees of Ashford Inc. and all of our executive officers, except for our chief executive officer, are also executive officers of Ashford Inc., Ashford LLC and Ashford Trust.  In addition, so long as Ashford LLC is our advisor, our charter requires us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected.  If the size of our Board is more than seven directors, then our advisor’s right to nominate increases to such number of additional directors as necessary to maintain the ratio of directors nominated by the advisor to the directors otherwise nominated.  The executive offices of Ashford Inc. and Ashford LLC are located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254, and the telephone number of Ashford Inc. and Ashford LLC’s executive offices is (972) 490-9600.

In connection with the amendment to the advisory agreement in 2017, which amendment was approved by our stockholders at the 2017 annual meeting, we made a cash payment to the advisor of $5.0 million at the time the amended advisory agreement became effective.  The current advisory agreement has an initial 10-year term that expires on January 24, 2027 and is subject to renewal by the advisor for up to seven additional successive 10-year terms.  Ashford Inc. is entitled to receive from us an annual base fee, fixed at 0.70% of our total market capitalization, payable on a monthly basis.  Ashford Inc. may also be entitled to receive an incentive fee from us based on our out-performance, as measured by our total annual stockholder return compared to our peers.  For the year ended December 31, 2017, we paid to Ashford Inc. a base fee of approximately $8.8 million.  In January 2018, we paid Ashford Inc. a one-third installment (approximately $1.3 million) of the incentive fee incurred (approximately $3.8 million) with respect to its services in 2015.

In addition, Ashford Inc. is entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by Ashford Inc. or its affiliates on our behalf or in connection with the services provided by Ashford Inc. pursuant to the advisory agreement, which includes our pro rata share of Ashford Inc.’s office overhead and administrative expenses incurred in providing its duties under the advisory agreement.  For the year ended December 31, 2017, we reimbursed Ashford Inc. for expenses paid or incurred on our behalf totaling approximately $2.0 million.

Our Board of Directors has the authority to make annual equity awards to Ashford Inc. or directly to its employees, officers, consultants and non-employee directors, based on our achievement of certain financial and other hurdles established by our Board of Directors.  In April 2017, Braemar awarded equity grants of its common stock, LTIP units, performance stock units, and performance LTIP units to Ashford Inc.’s executive officers valued at approximately $5.4 million, and awarded equity grants of its common stock, LTIP units and/or performance stock units to Ashford Inc.’s non-executive employees valued at approximately $0.5 million.

If either Ashford Inc. or Ashford LLC is requested to perform services outside the scope of the advisory agreement, we are obligated to separately pay for such additional services. Ashford Inc. and Ashford LLC are also entitled to receive a termination fee from us under certain circumstances upon the termination of the advisory agreement.

Ashford Inc. is also entitled to receive a payment equal to $45 million, in addition to the termination fee from us, in the event the advisory agreement is terminated prior to any net incremental growth in our hotel portfolio. This amount may reduce ratably to zero over time based on such net incremental asset growth. Ashford Inc. is also required to provide quarterly public disclosure of the incremental expenses of Ashford Inc. used to calculate the termination fee.

Advisor Interest in Certain Entities

The table below sets forth the entities in which Ashford Inc. had an interest as of December 31, 2017 with which we or our hotels contracted for products and services, the approximate amounts paid by us for those services, Ashford Inc.’s interests in such entities, and the number of board seats Ashford Inc. is entitled to on such companies’ boards.

Company Name	Product or Service	Amounts Paid by us for Product or Service in 2017	Ashford Inc. Interest	Ashford Inc. Board Seats/ Board Seats Available
OpenKey, Inc.(1)	Mobile Key App	$10,000	43.9%	1/3
PRE Opco, LLC(2)	“Allergy Friendly” Premium Rooms	$45,000	70.0%	2/3
Lismore Capital, LLC(3)	Mortgage Placement Services	$224,000	100.0%	N/A
Ashford Hospitality Advisors, LLC	Insurance Claims Services	$62,517	100.0%	N/A

(1)                                 On November 17, 2015, OpenKey, Inc. (“OpenKey”) issued a $3,000,000 convertible promissory note (the “OpenKey Note”), amending and restating a promissory note originally issued on July 9, 2014, to Ashford Lending Corporation (“Ashford Lending”), a subsidiary of Ashford Inc.  On March 8, 2016, Ashford Lending and Ashford Hospitality Limited Partnership (“AHLP”), a subsidiary of Ashford Trust, entered into a Series A Preferred Stock Purchase Agreement with OpenKey (the “OpenKey Purchase Agreement”), pursuant to which Ashford Lending agreed to convert the OpenKey Note into 3,905,120 shares of OpenKey’s Voting Series A-1 Preferred Stock (the “A-1 Preferred”) (a price of approximately $0.81 per share of A-1 Preferred, including accrued interest), and AHLP subscribed for 1,240,540 shares of OpenKey’s Voting Series A Preferred Stock (the “A Preferred”) in exchange for approximately $2,000,000 (a price of approximately $1.61 per share of A Preferred). On October 4, 2016, AHLP purchased 199,605 additional shares of A Preferred, and Ashford Lending purchased 420,665 shares of A Preferred at a purchase price of approximately $1.61 per share.  On March 2, 2017, AHLP purchased 402,969 additional shares of A Preferred, and Ashford Lending purchased 805,937 additional shares of A Preferred, at a purchase price of approximately $1.61 per share.  On September 12, 2017, AHLP purchased 206,757 additional shares of A Preferred, and Ashford Lending purchased 413,513 additional shares of A Preferred, at a purchase price of approximately $1.61 per share.  On January 1, 2018, Ashford Lending purchased 519,647 shares of OpenKey’s Class B common stock with consideration of 8,962 shares of common stock of Ashford Inc.  On January 16, 2018, AHLP purchased 413,513 additional shares of A Preferred, and Ashford Lending purchased 827,027 shares of A Preferred, at a purchase price of approximately $1.61 per share.  On March 28, 2018, Braemar Hospitality Limited Partnership purchased 1,240,541 shares of A Preferred at a purchase price of approximately $1.61 per share.  In addition, Mr. Welter, our Chief Operating Officer, has been issued 75,000 stock options pursuant to OpenKey’s 2015 stock plan, equating to an approximate 0.46% ownership in OpenKey.  Pursuant to the Voting Agreement, dated as of March 8, 2016, Ashford Lending or its affiliates may designate one member of the Board of Directors of OpenKey, and the holders of a majority of the A Preferred not held by any affiliate of Ashford Inc. may appoint an additional director.

(2)                                 On April 6, 2017, a subsidiary of Ashford Inc. acquired substantially all of the assets and certain liabilities of PRE Opco, LLC, a New York limited liability company that provides “allergy friendly” premium room services to hotels and other venues, including to hotels owned by Ashford Trust, Braemar and their affiliates.

(3)                                 On June 13, 2017, Lismore Capital LLC, a wholly-owned subsidiary of Ashford Inc., was formed in order to offer mortgage placement services to affiliates of Ashford Trust and Braemar and third parties.

Our Relationship and Agreements with Remington

Upon the completion of our spin-off from Ashford Trust in 2013, we entered into a master management agreement and a mutual exclusivity agreement with Remington.  Remington manages our Pier House Resort and the Bardessono Hotel & Spa.  Mr. Monty J. Bennett, Chairman of the Board of Directors, is also the Chief Executive Officer of Remington and, together with his father Mr. Archie Bennett, Jr., beneficially owns 100% of Remington, and, as a result, they will benefit from the fees paid to Remington under the master management agreement.

Pursuant to these agreements, we have agreed to engage Remington for the property management, project management, development and certain other work for all hotels we acquire, unless our independent directors either (i) unanimously vote not to engage Remington, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because, in their reasonable business judgment, they have determined that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better.

Remington receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee (up to 1% of gross revenues attributable to each such hotel) for the services it performs under the master management agreement.  In 2017, we paid approximately $1.7 million in fees related to the master management agreement.

Pursuant to the mutual exclusivity agreement with Remington, we have a first right of refusal to purchase any lodging-related investments identified by Remington and any of its affiliates that meet the Company’s initial investment criteria.  Ashford Trust has a similar mutual exclusivity agreement with Remington but has subordinated its right with respect to any properties that satisfy the Company’s initial investment guidelines.  Any new investment opportunities identified by Remington that satisfy our initial investment guidelines are presented to the Board, which has up to 10 business days to accept any such opportunity prior to it being made available to Ashford Trust.  The mutual exclusivity agreement also provides that Remington will provide property management, project management and development services for all properties that we acquire to the extent that we have the right or control the right to direct such matters, unless our independent directors either (i) unanimously vote not to hire Remington or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because they have determined, in their reasonable business judgment, that it would not be in the Company’s best interest to engage Remington or that another manager or developer could perform the duties materially better.

Our Relationship and Agreements with Ashford Trust

We were spun off from Ashford Trust in November 2013 and, until July 2015, Ashford Trust’s operating subsidiary owned approximately 15% of the outstanding common units of our operating partnership, which were redeemable for shares of our common stock on a 1-for-1 basis.  In July 2015, Ashford Trust’s operating subsidiary completed a distribution of these common units to its limited partners, including Ashford Trust.  Ashford Trust sought to redeem the common units and receive shares of our common stock, and completed a pro rata, taxable dividend of our common stock to its shareholders.  Following this transaction, Ashford Trust no longer owns any of our securities.

We have all of the same executive officers, with the exception of our chief executive officer, as Ashford Trust, and we have one common director, Mr. Monty Bennett, Chairman of the Board.  Mr. Douglas A. Kessler, who served as the president of our Company until April 27, 2017, and as a director of our Company until our 2017 annual stockholders’ meeting informed our Board on February 20, 2017, that he would not stand for re-election to the Board at our 2017 annual meeting.  Mr. Kessler’s decision was made in connection with his appointment as the chief executive officer of Ashford Trust.  Ashford Trust’s officers (including Mr. Kessler) own units of Braemar OP, or common stock in us, equal to approximately 2.9% of our common stock outstanding (if all such units were redeemed for common stock).

Pursuant to the terms of the separation and distribution agreement governing our separation from Ashford Trust, we are obligated to indemnify Ashford Trust against losses arising from:

•                  any of our liabilities, including the failure by us or our subsidiaries to pay, perform or otherwise promptly discharge any of their liabilities in accordance with their respective terms;

•                  any breach by us or our subsidiaries of any provision of the separation and distribution agreement or any ancillary agreement, subject to certain limitations; and

•                  Ashford Trust’s continuing guaranty of (i) any debt secured by any of the initial hotel properties conveyed to us in connection with the separation and distribution or (ii) any management agreement or franchise matters related to any of such initial hotel properties;

Ashford Trust has agreed to indemnify us and our subsidiaries against losses arising from:

•                  any of its liabilities, including the failure by Ashford Trust or its subsidiaries to pay, perform or otherwise promptly discharge any of their liabilities in accordance with their respective terms;

•                  any breach by Ashford Trust or its subsidiaries of any provision of the separation and distribution agreement or any ancillary agreement, subject to certain limitations; and

•                  certain taxes of the entities that directly or indirectly, wholly or jointly, owned our initial hotel properties and the related taxable REIT subsidiaries for tax periods prior to the effective date of the separation and distribution.

Finally, pursuant to a right of first offer agreement, we have a first right to acquire certain subject hotels, to the extent the Board of Directors of Ashford Trust determines to market and sell the hotel, subject to any prior rights of the managers of the hotel or other third parties and limitations associated with certain of Ashford Trust’s hotels held in a joint venture.  Likewise, we have agreed to give Ashford Trust a right of first offer with respect to any properties that we acquire in a portfolio transaction, to the extent our Board of Directors determines it is appropriate to market and sell such assets and we control the disposition, provided such assets satisfy Ashford Trust’s investment guidelines.  Any such right of first offer granted to Ashford Trust will be subject to certain prior rights, if any, granted to the managers of the related properties or other third parties.

Board Member Independence

The Board determines the independence of our directors in accordance with our Corporate Governance Guidelines and Section 303A.02 of the NYSE Listed Company Manual, which requires an affirmative determination by our Board of Directors that the director has no material relationship with us that would impair independence.  Our Corporate Governance Guidelines provide that if any director receives more than $120,000 per year in compensation from the Company, exclusive of director and committee fees, he or she will not be considered independent.  The full text of our Board of Director’s Corporate Governance Guidelines can be found in the Investor Relations section of our website at www.bhrreit.com by clicking “INVESTOR,” then “CORPORATE GOVERNANCE.”

Following deliberations, the Board of Directors has affirmatively determined that, with the exception of Mr. Monty J. Bennett, our Chairman, each director is independent of Braemar and its management under the standards set forth in our Corporate Governance Guidelines and the NYSE Listed Company Manual, and our Board of Directors is comprised of a majority of independent directors, as required by Section 303A.01 of the NYSE Listed Company Manual.  Any reference to an independent director herein means such director satisfies both the standards set forth in our Corporate Governance Guidelines and the NYSE independence tests.

In making the independence determinations with respect to our current directors, the Board of Directors examined all relationships between each of our directors or their affiliates and Braemar or its affiliates.  The Board of Directors determined that none of these transactions impaired the independence of the directors involved.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee is responsible for appointing, retaining, setting the compensation of, and overseeing the work of our independent registered public accounting firm.  Our Audit Committee pre-approves all audit and non-audit services provided to us by our independent registered public accounting firm.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget.  The Audit Committee has delegated pre-approval authority to its chairperson when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date.  The Audit Committee approved all fees paid to BDO USA, LLP since their appointment with no reliance placed on the de minimis exception established by the SEC for approving such services.

Auditor Fees

Services provided by BDO USA, LLP included the audits of the annual consolidated financial statements of the Company and our subsidiaries.  Services also included the review of unaudited quarterly consolidated financial information in accordance with PCAOB standards; review and consultation regarding filings with the SEC and the Internal Revenue Service; and consultation on financial and tax accounting and reporting matters.  During the years ended December 31, 2017 and 2016, aggregate fees incurred related to our principal accountants BDO USA, LLP consisted of the following:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees	$887,066	$607,800
Audit-Related Fees	—	—
Tax Fees	—	16,099
All Other Fees	—	—
Total	$887,066	$623,899

“Audit Fees” include fees and related expenses for professional services rendered in connection with audits of our annual financial statements and the financial statements of certain of our subsidiaries, reviews of our unaudited quarterly financial information and reviews and consultation regarding financial accounting and reporting matters.  This category also includes fees for services that generally only the auditor reasonably can provide, such as statutory audits, comfort letters, consents and assistance with review of our filings with the SEC.

“Audit-Related Fees” include fees and related expenses for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not Audit Fees.

“Tax Fees” include fees and related expenses billed for tax compliance services and federal and state tax advice and planning.

“All Other Fees” include fees and related expenses for products and services that are not Audit Fees, Audit-Related Fees or Tax Fees.

Representatives of BDO USA, LLP will be present at the Company’s 2018 annual meeting of stockholders, will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.

PART IV

ITEM 15.                                         EXHIBITS.

(a)         Financial Statements

Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on March 14, 2018.

(b)         Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

* Filed herewith

(c)          Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAEMAR HOTELS & RESORTS INC.

Date: April 30, 2018	By:	/s/ Richard J. Stockton
Richard J. Stockton
President and Chief Executive Officer