Form 10-Q
period 2018-03-31
Braemar Hotels & Resorts Inc.
filed 2018-05-09
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	32,505,238
(Class)	Outstanding at May 7, 2018

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Investments in hotel properties, gross	$1,406,476	$1,403,110
Accumulated depreciation	(258,173)	(257,268)
Investments in hotel properties, net	1,148,303	1,145,842
Cash and cash equivalents	95,223	137,522
Restricted cash	63,385	47,820
Accounts receivable, net of allowance of $77 and $94, respectively	19,692	14,334
Insurance receivable	14,203	8,825
Inventories	1,429	1,425
Note receivable	8,098	8,098
Deferred costs, net	566	656
Prepaid expenses	5,943	3,670
Investment in Ashford Inc., at fair value	18,652	18,124
Investment in unconsolidated entity	1,997	—
Derivative assets	1,004	594
Other assets	15,400	9,426
Intangible assets, net	22,476	22,545
Due from related party, net	873	349
Due from third-party hotel managers	5,748	4,589
Total assets	$1,422,992	$1,423,819
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$821,053	$820,959
Accounts payable and accrued expenses	57,468	56,803
Dividends and distributions payable	8,374	8,146
Due to Ashford Inc.	267	1,703
Due to third-party hotel managers	2,231	1,709
Intangible liability, net	3,555	3,569
Other liabilities	1,681	1,628
Total liabilities	894,629	894,517
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 shares issued and outstanding at March 31, 2018 and December 31, 2017	106,123	106,123
Redeemable noncontrolling interests in operating partnership	46,259	46,627
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,517,295 and 32,120,210 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	325	321
Additional paid-in capital	472,220	469,791
Accumulated deficit	(91,769)	(88,807)
Total stockholders’ equity of the Company	380,776	381,305
Noncontrolling interest in consolidated entities	(4,795)	(4,753)
Total equity	375,981	376,552
Total liabilities and equity	$1,422,992	$1,423,819
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUE
Rooms	$65,507	$67,418
Food and beverage	23,500	24,473
Other	13,482	5,365
Total hotel revenue	102,489	97,256
Other	—	40
Total revenue	102,489	97,296
EXPENSES
Hotel operating expenses:
Rooms	14,918	15,797
Food and beverage	15,620	16,861
Other expenses	29,664	27,731
Management fees	3,617	3,545
Total hotel expenses	63,819	63,934
Property taxes, insurance and other	5,604	5,074
Depreciation and amortization	13,006	11,971
Impairment charges	12	—
Advisory services fee	5,244	865
Transaction costs	488	4,328
Corporate general and administrative	28	3,874
Total expenses	88,201	90,046
OPERATING INCOME (LOSS)	14,288	7,250
Equity in earnings (loss) of unconsolidated entity	(3)	—
Interest income	200	112
Other income (expense)	(63)	(157)
Interest expense and amortization of loan costs	(10,179)	(8,202)
Write-off of loan costs and exit fees	(2)	(1,963)
Unrealized gain (loss) on investment in Ashford Inc.	528	3,091
Unrealized gain (loss) on derivatives	73	(898)
INCOME (LOSS) BEFORE INCOME TAXES	4,842	(767)
Income tax (expense) benefit	(572)	478
NET INCOME (LOSS)	4,270	(289)
(Income) loss attributable to noncontrolling interest in consolidated entities	42	21
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(292)	255
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	4,020	(13)
Preferred dividends	(1,707)	(1,673)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,313	$(1,686)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.07	$(0.07)
Weighted average common shares outstanding – basic	31,680	27,267
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.07	$(0.07)
Weighted average common shares outstanding – diluted	31,683	27,267
Dividends declared per common share	$0.16	$0.16
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
NET INCOME (LOSS)	$4,270	$(289)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	4,270	(289)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	42	21
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(292)	255
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$4,020	$(13)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount
Balance at January 1, 2018	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	$46,627
Purchase of common stock	(7)	—	(74)	—	—	(74)	—
Equity-based compensation	—	—	2,449	—	—	2,449	144
Issuance of restricted shares/units	406	4	54	—	—	58	18
Forfeiture of restricted common shares	(2)	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(5,275)	—	(5,275)	—
Dividends declared – preferred stock	—	—	—	(1,707)	—	(1,707)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(822)
Net income (loss)	—	—	—	4,020	(42)	3,978	292
Balance at March 31, 2018	32,517	$325	$472,220	$(91,769)	$(4,795)	$375,981	$46,259
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,270	$(289)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	13,006	11,971
Equity-based compensation	2,593	(1,668)
Bad debt expense	57	36
Amortization of loan costs	988	1,049
Write-off of loan costs and exit fees	2	1,963
Amortization of intangibles	43	50
Impairment charges	12	—
Unrealized (gain) loss on investment in Ashford Inc.	(528)	(3,091)
Realized and unrealized (gain) loss on derivatives	(73)	1,054
Net settlement of trading derivatives	(270)	—
Equity in (earnings) loss of unconsolidated entity	3	—
Deferred tax expense (benefit)	136	(693)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	(5,419)	(2,733)
Insurance receivable	(5,387)	—
Prepaid expenses and other assets	(3,747)	(2,833)
Accounts payable and accrued expenses	781	1,927
Due to/from related party, net	(498)	(221)
Due to affiliate	—	(2,500)
Due to/from third-party hotel managers	(637)	1,677
Due to/from Ashford Trust OP, net	—	494
Due to/from Ashford Inc.	(1,436)	(1,672)
Other liabilities	53	33
Net cash provided by (used in) operating activities	3,949	4,554

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties, net of cash and restricted cash acquired	(4,500)	(154,028)
Investment in unconsolidated entity	(2,000)	—
Proceeds from liquidation of AQUA U.S. Fund	—	2,289
Improvements and additions to hotel properties	(15,736)	(9,273)
Net cash provided by (used in) investing activities	(22,236)	(161,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	—	432,500
Repayments of indebtedness	(714)	(334,774)
Payments of loan costs and exit fees	(92)	(9,097)
Payments for derivatives	(67)	(319)
Purchase of common stock	(74)	(6)
Payments for dividends and distributions	(7,518)	(4,625)
Issuance of preferred stock	—	38,577
Issuance of common stock	—	66,650
Other	18	—
Net cash provided by (used in) financing activities	(8,447)	188,906
Net change in cash, cash equivalents and restricted cash	(26,734)	32,448
Cash, cash equivalents and restricted cash at beginning of period	185,342	164,645
Cash, cash equivalents and restricted cash at end of period	$158,608	$197,093

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$9,031	$7,981
Income taxes paid (refund)	(743)	716
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock purchases accrued but not paid	$—	$112
Dividends and distributions declared but not paid	8,374	8,025
Capital expenditures accrued but not paid	4,138	1,697
Non-cash dividends paid	58	—
Accrued common stock offering expense	—	133
Accrued preferred stock offering expenses	—	216
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$137,522	$126,790
Restricted cash at beginning of period	47,820	37,855
Cash, cash equivalents and restricted cash at beginning of period	$185,342	$164,645

Cash and cash equivalents at end of period	$95,223	$161,314
Restricted cash at end of period	63,385	35,779
Cash, cash equivalents and restricted cash at end of period	$158,608	$197,093
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Braemar Hotels & Resorts Inc. (formerly Ashford Hospitality Prime, Inc.), together with its subsidiaries (“Braemar”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (formerly Ashford Hospitality Prime Limited Partnership) (“Braemar OP”). In this report, the terms “the Company,” “we,” “us” or “our” refers to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC” or the “Advisor”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
As of March 31, 2018, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Hospitality Trust, Inc. (“Ashford Trust”), managed three of our twelve hotel properties. Third-party management companies managed the remaining hotel properties.
The accompanying condensed consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Braemar OP that as of March 31, 2018, own and operate twelve hotel properties in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,576 total rooms, or 3,341 net rooms, excluding those attributable to our partner. As a REIT, Braemar needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of March 31, 2018, eleven of our twelve hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property located in the U.S. Virgin Islands is owned by our U.S. Virgin Islands TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of March 31, 2018, nine of the twelve hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Braemar OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Braemar OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Braemar OP General Partner LLC (formerly Ashford Prime OP General Partner LLC), its general partner. As such, we consolidate Braemar OP.
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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
Impairment of Investments in Hotel Properties—Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. See note 4.
Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.3% ownership interest in Ashford Inc. and had a fair value of $18.7 million at March 31, 2018. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Investment in Unconsolidated Entity—Investment in unconsolidated entity, in which we have ownership interest of 8.2% at March 31, 2018, is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded for the three months ended March 31, 2018.
Our investment in unconsolidated entity is considered to be a variable interest in the underlying entity. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance, (ii) an implicit financial responsibility to ensure that a VIE operates as designed, and (iii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

entity’s activities and operations, we are not considered to be the primary beneficiary of this entity on an ongoing basis and therefore such entity should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
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
Recently Adopted Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update replaces most existing revenue recognition guidance in U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date, which defers the effective date to fiscal periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect (modified) transition method. This standard, referred to as “Topic 606,” does not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, Topic 606 does not impact the recognition of hotel sales. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our condensed consolidated financial statements. See related disclosures in note 3.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in OCI the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale (“AFS”) debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2018 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated statement of cash flows.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. We adopted this standard effective January 1, 2018. Under the new standard, certain future hotel acquisitions may be considered asset acquisitions rather than business

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (ASU “2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective method. We adopted this standard effective January 1, 2018, under the modified retrospective method. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The accounting for leases under which we are the lessor remains largely unchanged. While we are currently in the initial stages of assessing the impact that ASU 2016-02 will have on our condensed consolidated financial statements, we expect the primary impact to our condensed consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our condensed consolidated balance sheets resulting in the recording of ROU assets and lease obligations.
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
3. Revenue
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. As the adoption of this standard did not have a material impact on our consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605-Revenue Recognition.
Rooms revenue represents revenues from the occupancy of our hotel rooms and is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.
Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel properties, In-room dining and mini-bars revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audio-visual equipment/services, rental of function rooms, and other F&B related revenues. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e. gross vs. net).
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, resort and destination fees, spas, parking, entertainment and other guest services, as well as rental revenue; primarily consisting of leased retail outlets at our hotel properties. Attrition and cancellation fees are recognized for non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due.
The following table presents our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended March 31, 2018

Primary Geographical Markets	Number of hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$19,104	$7,306	$3,474	$—	$29,884
Colorado	1	9,797	4,819	3,543	—	18,159
Florida	2	10,755	2,749	863	—	14,367
Illinois	1	3,419	1,251	210	—	4,880
Pennsylvania	1	6,153	1,173	297	—	7,623
Washington	1	5,502	1,664	265	—	7,431
Washington, D.C.	1	8,961	4,339	284	—	13,584
USVI	1	1,816	199	4,546	—	6,561
Total	12	$65,507	$23,500	$13,482	$—	$102,489

	Three Months Ended March 31, 2017

Primary Geographical Markets	Number of hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	3	$16,924	$6,017	$1,400	$—	$24,341
Colorado	1	—	—	—	—	—
Florida	2	10,925	3,052	463	—	14,440
Illinois	1	3,473	1,214	99	—	4,786
Pennsylvania	1	4,960	979	183	—	6,122
Washington	1	5,413	1,830	255	—	7,498
Washington, D.C.	1	10,874	4,650	311	—	15,835
USVI	1	9,743	3,518	2,414	—	15,675
Sold hotel properties	1	5,106	3,213	240	40	8,599
Total	12	$67,418	$24,473	$5,365	$40	$97,296
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$344,937	$344,937
Buildings and improvements	966,045	962,478
Furniture, fixtures and equipment	84,313	87,796
Construction in progress	11,181	7,899
Total cost	1,406,476	1,403,110
Accumulated depreciation	(258,173)	(257,268)
Investments in hotel properties, net	$1,148,303	$1,145,842
Impairment Charges and Insurance Recoveries
In September 2017, the Ritz-Carlton, St. Thomas located in St. Thomas, USVI, the Key West Pier House located in Key West, FL and the Tampa Renaissance located in Tampa, FL were impacted by the effects of Hurricanes Irma and Maria. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties. During the year ended December 31, 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $1.1 million. Additionally, the Company recognized remediation and other costs, net of anticipated insurance

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

recoveries of $3.8 million, included primarily in other hotel operating expenses. As of December 31, 2017, the Company recorded an insurance receivable of $8.8 million, net of deductibles of $4.9 million, related to the anticipated insurance recoveries. During the year ended December 31, 2017, the Company received proceeds of $11.1 million for business interruption losses associated with lost profits, of which $4.1 million was recorded as “other” hotel revenue in our consolidated statement of operations, $3.3 million represented reimbursement of incurred expenses in excess of the deductible of $1.1 million and $3.7 million was recorded as a reduction to insurance receivable.
For the three months ended March 31, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $4.9 million, which is included in “other” hotel revenue in our consolidated statement of operations and recorded an additional insurance receivable of $188,000 associated with property damage from the hurricanes and $313,000 related to reimbursement of business interruption incurred expenses from the hurricanes. No additional proceeds were received from our insurance carriers for the hurricanes during the three months ended March 31, 2018. Additionally, during the three months ended March 31, 2018, the Company recorded revenue of $1.8 million, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires, which is included in “other” hotel revenue in our condensed consolidated statements of operations. During the three months ended March 31, 2018, we recorded an impairment charge of $12,000 at the Tampa Renaissance as a result of a change in estimate of property damage as a result of the hurricanes. As of March 31, 2018, the Company’s insurance receivable was $14.2 million. The Company will not record an insurance recovery receivable for business interruption losses associated with lost profits until the amount for such recoveries is known and the amount is realizable.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Hotel Dispositions
On November 1, 2017, the Company sold the Plano Marriott Legacy Town Center for $104.0 million in cash. The sale resulted in a gain of $23.8 million for the year ended December 31, 2017.
Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our consolidated financial statements.
We included the results of operations for this hotel property through the date of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three months ended March 31, 2017. The following table includes the condensed financial information from this hotel property (in thousands):

Three Months Ended
March 31, 2017
Total hotel revenue	$8,559
Total hotel operating expenses	(5,150)
Operating income (loss)	3,409
Property taxes, insurance and other	(355)
Depreciation and amortization	(1,188)
Interest expense and amortization of loan costs	(635)
Income (loss) before income taxes	1,231
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(162)
Income (loss) before income taxes attributable to the Company	$1,069
6. Note Receivable
As of March 31, 2018 and December 31, 2017, we held a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania. The note bears interest at a rate of 12.85% and matures in June 2018. The interest income recorded on the note receivable is offset against the interest expense recorded on the TIF loan of the same amount. See note 8.
7. Investment in Unconsolidated Entity
Ashford Inc.
As of March 31, 2018 and December 31, 2017, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share of Ashford Inc. common stock on the NYSE American LLC was $95.71 and $93.00 as of March 31, 2018 and December 31, 2017, respectively. This represented an approximate 9.3% ownership interest in Ashford Inc. for both March 31, 2018 and December 31, 2017. See notes 11 and 12.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2018	December 31, 2017
Total assets	$119,597	$114,810
Total liabilities	82,830	78,742
Redeemable noncontrolling interests	4,662	5,111
Total stockholders’ equity of Ashford Inc.	30,545	30,185
Noncontrolling interests in consolidated entities	1,560	772
Total equity	32,105	30,957
Total liabilities and equity	$119,597	$114,810
Our investment in Ashford Inc., at fair value	$18,652	$18,124
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
Total revenue	$48,168	$13,013
Total operating expenses	(53,204)	(15,149)
Operating income (loss)	(5,036)	(2,136)
Realized and unrealized gain (loss) on investments	—	(75)
Other	(93)	118
Income tax (expense) benefit	(706)	(630)
Net income (loss)	(5,835)	(2,723)
(Income) loss from consolidated entities attributable to noncontrolling interests	173	(25)
Net (income) loss attributable to redeemable noncontrolling interests	(61)	363
Net income (loss) attributable to Ashford Inc.	$(5,723)	$(2,385)
Our unrealized gain (loss) on investment in Ashford Inc.	$528	$3,091
OpenKey
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for a 8.2% ownership interest, which investment was approved by our Related Party Transactions Committee and the independent members of our board of directors. OpenKey is a hospitality focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entities” in our condensed consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of March 31, 2018, our ownership interest had a carrying value of $2.0 million. For the three months ended March 31, 2018, our equity in loss of the unconsolidated entity was $3,000.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2018	December 31, 2017
Secured revolving credit facility(3)	None	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—
TIF loan(4) (5)	1 hotel	June 2018	12.85%	8,098	8,098
Mortgage loan(6)	1 hotel	December 2018	LIBOR(1) + 4.95%	42,000	42,000
Mortgage loan(4) (7)	4 hotels	February 2019	LIBOR(1) + 2.58%	277,628	277,628
Mortgage loan(8)	1 hotel	March 2019	LIBOR(1) + 2.55%	80,000	80,000
Mortgage loan(9)	1 hotel	March 2019	LIBOR(1) + 2.25%	70,000	70,000
Mortgage loan(10)	1 hotel	April 2019	LIBOR(1) + 2.75%	67,500	67,500
Mortgage loan(11)	2 hotels	November 2019	LIBOR(1) + 2.65%	189,296	190,010
Mortgage loan	1 hotel	May 2022	LIBOR(1) + 2.55%	51,000	51,000
Mortgage loan	1 hotel	August 2022	LIBOR(1) + 2.55%	40,000	40,000
				825,522	826,236
Deferred loan costs, net				(4,469)	(5,277)
Indebtedness, net				$821,053	$820,959
__________________

(1)	LIBOR rates were 1.883% and 1.564% at March 31, 2018 and December 31, 2017, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

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

(4)	These loans are collateralized by the same hotel property. This hotel property is included in the $277.6 million mortgage loan.

(5)	The interest expense from the TIF loan is offset against interest income on the note receivable of the same amount. See note 6.

(6)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in December 2017.

(7)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(8)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in March 2018.

(9)	This mortgage loan has three one-year options, subject to satisfaction of certain conditions, of which the second was exercised in March 2018.

(10)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(11)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
9. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$4,020	$(13)
Less: Dividends on preferred stock	(1,707)	(1,673)
Less: Dividends on common stock	(5,116)	(5,033)
Less: Dividends on unvested performance stock units	(72)	(67)
Less: Dividends on unvested restricted shares	(87)	(50)
Undistributed net income (loss) allocated to common stockholders	(2,962)	(6,836)
Add back: Dividends on common stock	5,116	5,033
Distributed and undistributed net income (loss) - basic and diluted	$2,154	$(1,803)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	31,680	27,267
Incentive fee shares	3	—
Weighted average common shares outstanding – diluted	31,683	27,267

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$0.07	$(0.07)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$0.07	$(0.07)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$87	$50
Income (loss) allocated to unvested performance stock units	72	67
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	292	(255)
Dividends on preferred stock	1,707	1,673
Total	$2,158	$1,535
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	49	50
Effect of unvested performance stock units	16	—
Effect of assumed conversion of operating partnership units	4,124	4,223
Effect of assumed conversion of preferred stock	6,569	4,550
Effect of incentive fee shares	—	182
Total	10,758	9,005
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
During the three months ended March 31, 2018, we entered into interest rate caps with notional amount totaling $150.0 million and strike rates ranging from 2.43% to 7.80%. These interest rate caps had effective dates of February 2018, maturity dates of March 2019, and a total cost of $67,000. This instrument was not designated as a cash flow hedge.
During the three months ended March 31, 2017, we entered into interest rate caps with notional amounts totaling $568.5 million and strike rate ranging from 3.00% to 5.35%. These interest rate caps have effective dates from January 2017 to March 2017, maturity dates from March 2018 to April 2019, and a total cost of $319,000. These instruments were not designated as cash flow hedges.
As of March 31, 2018, we held interest rate caps with notional amounts totaling $858.2 million and strike rates ranging from 2.43% to 11.61%. These instruments cap the interest rates on our mortgage loans with an aggregate principal balance of $817.4 million and maturity dates from December 2018 to August 2022. These instruments have maturity dates ranging from November 2018 to September 2019.
As of March 31, 2018, we held interest rate floors with notional amounts totaling $6.9 billion and strike rates ranging from -0.25% to 1.50%. These instruments have maturity dates ranging from March 2019 to July 2020. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of March 31, 2018, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.3 million as of March 31, 2018. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2018, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 1.883% to 2.597% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
March 31, 2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$91	$—	$9	$100
Interest rate derivatives - caps	—	66	—	—	66
Credit default swaps	—	207	—	631	838
	—	364	—	640	1,004	(2)
Non-derivative assets:
Investment in Ashford Inc.	18,652	—	—	—	18,652
Total	$18,652	$364	$—	$640	$19,656

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2017
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$118	$—	$12	$130
Interest rate derivatives - caps	—	4	—	—	4
Credit default swaps	—	102	—	358	460
	—	224	—	370	594	(2)
Non-derivative assets:
Investment in Ashford Inc.	18,124	—	—	—	18,124
Total	$18,124	$224	$—	$370	$18,718
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(27)		$(759)
Interest rate derivatives - caps	(5)		(256)
Credit default swaps	105	(1)	—
Options on futures contracts	—		(39)

Non-derivative assets:
Investment in Ashford Inc.	528		3,091
Total	$601		$2,037
Total combined
Interest rate derivatives - floors	$(27)		$(759)
Interest rate derivatives - caps	(5)		(256)
Credit default swaps	105		—
Options on futures contracts	—		117
Unrealized gain (loss) on derivatives	73		(898)
Realized gain (loss) on options on futures contracts	—		(156)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	528		3,091
Net	$601		$2,037
_______________

(1)	Excludes costs of $63 associated with credit default swaps for the three months ended March 31, 2018 included in “other income (expense)” in our condensed consolidated statements of operations.

(2)	Included in “other income (expense)” in our condensed consolidated statements of operations.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$18,652	$18,652	$18,124	$18,124
Derivative assets	1,004	1,004	594	594
Financial assets not measured at fair value:
Cash and cash equivalents	$95,223	$95,223	$137,522	$137,522
Restricted cash	63,385	63,385	47,820	47,820
Accounts receivable, net	19,692	19,692	14,334	14,334
Insurance receivable	14,203	14,203	8,825	8,825
Note receivable	8,098	7,850 to 8,677	8,098	8,020 to 8,864
Due from related party, net	873	873	349	349
Due from third-party hotel managers	5,748	5,748	4,589	4,589
Financial liabilities not measured at fair value:
Indebtedness	$825,522	$782,508 to $864,877	$826,236	$ 780,243 to $ 862,372
Accounts payable and accrued expenses	57,468	57,468	56,803	56,803
Dividends and distributions payable	8,374	8,374	8,146	8,146
Due to Ashford Inc.	267	267	1,703	1,703
Due to third-party hotel managers	2,231	2,231	1,709	1,709
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, insurance receivable, due from related party, net, accounts payable and accrued expenses, dividends and distributions payable, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at March 31, 2018 and December 31, 2017. We estimated the fair value of the note receivable to be approximately 3.1% lower to 7.1% higher than the carrying value of $8.1 million at March 31, 2018 and approximately 1.0% lower to 9.5% higher than the carrying value of $8.1 million at December 31, 2017. This is considered a Level 2 valuation technique.
Investment in Ashford Inc. Fair value of the investment in Ashford Inc. is based on the quoted closing price on the balance sheet date. This is considered a Level 1 valuation technique.
Derivative assets. Fair value of interest rate derivatives is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of credit default swaps are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. See notes 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.8% to 104.8% of the carrying value of $825.5 million at March 31, 2018, and approximately 94.4% to 104.4% of the carrying value of $826.2 million at December 31, 2017. This is considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Braemar OP, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership.
The compensation committee of the board of directors of the Company approves performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Braemar OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of March 31, 2018, there are approximately 804,000 performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees.
The unamortized fair value of performance-based LTIP units of $1.9 million at March 31, 2018 will be expensed over a period of 2.8 years, subject to future mark to market adjustments. We recorded compensation expense of $8,000 and a credit of $1.0 million due to lower fair values as compared to prior periods for the three months ended March 31, 2018 and 2017, respectively. The related amounts are included in “advisory services fee” on our condensed consolidated statements of operations.
As of March 31, 2018, we have issued a total of 1.9 million LTIP units (including performance-based LTIP units), net of forfeitures, all of which, other than approximately 367,000 LTIP units and 1.1 million performance based LTIP units issued from March 2015 to March 2018 had reached full economic parity with, and are convertible into, common units. For the three months ended March 31, 2018 and 2017, compensation expense of $136,000 and $43,000 was recorded related to the LTIP units issued to Ashford LLC’s employees, respectively, and is included in “advisory services fee.” The fair value of the unrecognized cost of LTIP units of $2.3 million at March 31, 2018, will be amortized over a period of 3.0 years, subject to future mark to market adjustments.
During the three months ended March 31, 2017, approximately 5,000 common units, with an aggregate redemption fair value of $67,000, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption. During the three months ended March 31, 2018, no common units were redeemed by the holders.
Redeemable noncontrolling interests in Braemar OP as of March 31, 2018 and December 31, 2017, were $46.3 million and $46.6 million, respectively, which represented ownership of our operating partnership of approximately 11.20% and 11.43%, respectively. The carrying value of redeemable noncontrolling interests as of March 31, 2018 and December 31, 2017, included no adjustments to reflect the excess of redemption value over the accumulated historical costs. For the three months ended March 31, 2018 and 2017, we allocated net income of $292,000 and net loss of $255,000 to the redeemable noncontrolling interests, respectively. For the three months ended March 31, 2018 and 2017, we declared aggregate cash distributions to holders of common units and holders of LTIP units of $822,000 and $790,000, respectively. These distributions are recorded as a reduction of redeemable noncontrolling interests in operating partnership.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Equity and Stock-Based Compensation
Dividends—Common stock dividends declared for the three months ended March 31, 2018 and 2017, were $5.2 million and $5.1 million, respectively.
Performance Stock Units—The compensation committee of the board of directors of the Company approves grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, generally, three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At March 31, 2018, the outstanding PSUs had a fair value of $2.6 million. We recorded compensation expense in the amount of $1.6 million and a credit of $800,000 due to lower fair values of the PSUs for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his passing, in accordance with the terms of the awards. These amounts are included in “advisory services fee” on our condensed consolidated statements of operations. As of March 31, 2018, we had unamortized compensation expense of $2.4 million related to PSUs which is expected to be recognized over a period of 2.8 years, subject to future mark to market adjustments.
Restricted Stock Units—Stock-based compensation expense of $825,000 and $118,000 was recognized for the three months ended March 31, 2018 and 2017, respectively, in connection with restricted stock units awarded to employees of Ashford LLC and is included in “advisory services fee” on our condensed consolidated statements of operations. During the three months ended March 31, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his passing, in accordance with the terms of the awards. There were also restricted stock units granted to certain employees of Remington Lodging, and the associated expenses are recorded as a component of “management fees” on our condensed consolidated statements of operations. For the three months ended March 31, 2018, expense related to such grants was $46,000. For the three months ended March 31, 2017, expense related to such grants was immaterial. In addition, stock-based compensation expense of $0 and $18,000 was recognized for the three months ended March 31, 2018 and 2017, respectively, in connection with common stock issued to our independent directors, which vested immediately, and is included in “corporate general and administrative” expense on our condensed consolidated statements of operations. At March 31, 2018, the outstanding restricted shares had a fair value of $5.3 million. At March 31, 2018, the unamortized cost of the unvested shares of restricted stock was $4.6 million, which will be expensed over a period of 3.6 years, subject to future mark to market adjustments, and have vesting dates between April 2018 and November 2021.
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were repurchased during the three months ended March 31, 2018 and 2017, pursuant to this authorization. As of March 31, 2018, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
At-the-Market Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million. As of March 31, 2018, no shares of our common stock have been sold under this program.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(4.8) million at both March 31, 2018 and December 31, 2017, respectively. Noncontrolling interests in consolidated entities were allocated a net loss of $42,000 and $21,000 for the three months ended March 31, 2018 and 2017, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. 5.5% Series B Cumulative Convertible Preferred Stock
Each share of our 5.5% Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) is convertible at any time, at the option of the holder, into a number of whole shares of common stock at an initial conversion price of $18.90 (which represents an initial conversion rate of 1.3228 shares of our common stock, subject to certain adjustments). The Series B Convertible Preferred Stock is also subject to conversion upon certain events constituting a change of control. Holders of the Series B Convertible Preferred Stock have no voting rights, subject to certain exceptions.
The Company may, at its option, cause the Series B Convertible Preferred Stock to be converted in whole or in part, on a pro-rata basis, into fully paid and nonassessable shares of the Company’s common stock at the conversion price, provided that the “Closing Bid Price” (as defined in the Articles Supplementary) of the Company’s common stock shall have equaled or exceeded 110% of the conversion price for the immediately preceding 45 consecutive trading days ending three days prior to the date of notice of conversion. In the event of such mandatory conversion, the Company shall pay holders of the Series B Convertible Preferred Stock any additional dividend payment to make the holder whole on dividends expected to be received through June 11, 2019, in an amount equal to the net present value, where the discount rate is the dividend rate on the Series B Convertible Preferred Stock, of the difference between (i) the annual dividend payments the holders of Series B Convertible Preferred Stock would have received in cash from the date of the mandatory conversion to June 11, 2019, and (ii) the common stock quarterly dividend payments the holders of Series B Convertible Preferred Stock would have received over the same time period had such holders held common stock.
On March 7, 2017, we closed an offering of approximately 2.0 million shares of our Series B Convertible Preferred Stock at $20.19 per share for gross proceeds of $39.9 million. The net proceeds to us, after underwriting discounts and offering expenses were approximately $38.2 million. Dividends on the Series B Convertible Preferred Stock accrue at a rate of 5.50% on the liquidation preference of $25.00 per share. On March 31, 2017, the underwriters partially exercised their over-allotment option and purchased an additional 100,000 shares of the Series B Convertible Preferred Stock, which closed on April 5, 2017. The net proceeds from the partial exercise of the over-allotment option after underwriting discounts were approximately $1.9 million.
At March 31, 2018, we had 5.0 million outstanding shares of Series B Convertible Preferred Stock that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The Series B Convertible Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share. For both the three months ended March 31, 2018 and 2017, we declared dividends of approximately $1.7 million with respect to shares of Series B Convertible Preferred Stock.
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2018, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at March 31, 2018, we pay a) monthly property management fees equal to the greater of $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 2019 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2018 and December 31, 2017, all of our hotel properties were in the U.S. and its territories.
18. Related Party Transactions
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor, and as a result, we pay advisory fees to Ashford LLC. We are required to pay Ashford LLC a monthly base fee that is 1/12th of 0.70% of our total market capitalization plus the Key Money Asset Management Fee (defined in our advisory agreement as the aggregate gross asset value of all key money assets multiplied by 1/12th of 0.70%), subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization includes the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). We are also required to pay Ashford LLC an incentive fee that is measured annually. Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group, we will pay Ashford LLC an incentive fee over the following three years, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also record equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services equal to the fair value of the award in proportion to the requisite service period satisfied during the period.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2018	2017
Advisory services fee
Base advisory fee	$2,107	$2,003
Reimbursable expenses (1)	420	547
Equity-based compensation (2)	2,547	(1,685)
Incentive fee	170	—
Total	$5,244	$865
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In connection with the acquisition of the Bardessono Hotel in 2015 and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. agreed to provide $2.0 million of key money consideration in the form of furniture, fixtures and equipment to be used by Braemar. This arrangement is accounted for as a lease, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. Lease expense of $84,000 and $84,000 was recognized for the three months ended March 31, 2018 and 2017, respectively, and was included in “other” hotel expense in the consolidated statements of operations.
Certain employees of Remington Lodging, who perform work on behalf of Braemar, were granted approximately 22,000 and 21,000 shares of restricted stock under the Braemar Stock Plan in 2017 and 2018, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our condensed consolidated statements of operations. For the three months ended March 31, 2018, expense related to such grants was $46,000. For the three months ended March 31, 2017, expense related to such grants was

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

immaterial. The unamortized fair value of these grants was $426,000 as of March 31, 2018, which will be amortized over a period of 3.0 years.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following table summarizes the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts paid by us for those services, the applicable classification on our condensed consolidated financial statements and the amount payable to each entity (included in “due to Ashford Inc.”) (in thousands):

		Three Months Ended March 31, 2018			As of March 31, 2018	As of December 31, 2017
Company	Product or Service	Transaction Amount	Other Hotel Expenses	Corporate General and Administrative	Due to Ashford Inc.
OpenKey	Mobile key app	$8	$8	$—	$5	$4
Pure Rooms	“Allergy friendly” premium rooms	9	9	—	—	45
RED Leisure	Watersports activities and travel/transportation services	180	180	—	—	—
Ashford LLC	Insurance claims services	38	—	38	38	—
At March 31, 2018 and December 31, 2017, the balance in “due to Ashford Inc.” of $224,000 and $1.7 million, respectively, is primarily associated with advisory services.
19. Subsequent Events
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton Sarasota in Sarasota, Florida for $171.0 million and a 22 acre plot of vacant land for $9.7 million. As a result of the recent date of the transaction, it is impractical to provide the pro forma results of operations that include the impact of the Ritz-Carlton Sarasota.
Concurrent with the completion of the acquisition, the Company completed the financing of a $100 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 8, 2018, the Company announced that it has signed a definitive agreement to sell the 293-room Renaissance Tampa hotel in Tampa, Florida for $68.0 million. The transaction is expected to close during the second quarter of 2018. As of March 31, 2018, the carrying value of the hotel property was $54.3 million.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc. (formerly Ashford Hospitality Prime, Inc.), a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership (formerly Ashford Hospitality Prime Limited Partnership), a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Ashford Trust” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation (formerly Ashford Prime TRS Corporation, a Delaware corporation), which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton St. Thomas hotel.
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
Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward looking information. Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, taking into account all information currently available to us, our actual results and performance could differ materially from those set forth in our forward-looking statements. Factors that could have a material adverse effect on our forward-looking statements include, but are not limited to:

•
factors discussed in our Form 10-K for the year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “ 2017 10-K”), including those set forth under the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q;

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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” of our 2017 10-K and any subsequent updates to this disclosure in our Quarterly Reports on Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
We are a Maryland corporation formed in April 2013 as Ashford Hospitality Prime, Inc. and changed our name to Braemar Hotels & Resorts Inc. in April 2018. We invest primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $167 for the year ended December 31, 2017. We have elected to be taxed as a REIT under the Internal Revenue Code beginning with our short taxable year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2018, we owned interests in twelve hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,576 total rooms, or 3,341 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
On April 23, 2018, in connection with our name change, we entered into the Fifth Amended and Restated Advisory Agreement with Braemar (the “Fifth Amended and Restated Advisory Agreement”). The Fifth Amended and Restated Advisory Agreement amends the prior amended and restated advisory agreement only to reflect the name change and does not amend or otherwise alter the rights of any of the parties thereto.
Pursuant to the termination provisions of the Fifth Amended and Restated Advisory Agreement, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended March 31, 2018, are as follows (in thousands):

Revenues	$16,078
Expenses	6,220
Net Earnings	$9,858
Recent Developments
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for a 8.2% ownership interest, which investment was approved by our Related Party Transactions Committee and the independent members of our board of directors. OpenKey is a hospitality focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guestrooms.
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton Sarasota in Sarasota, Florida for $171.0 million and a 22 acre plot of vacant land for $9.7 million. Concurrent with the completion of the acquisition, the Company completed the financing of a $100 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 8, 2018, the Company announced that it has signed a definitive agreement to sell the 293-room Renaissance Tampa hotel in Tampa, Florida for $68.0 million. The transaction is expected to close during the second quarter of 2018. As of March 31, 2018, the carrying value of the hotel property was $54.3 million.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 63.9% of our total hotel revenue for the three months ended March 31, 2018, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use funds from operations (“FFO”), Adjusted FFO (“AFFO”), earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) and Adjusted EBITDAre as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”

LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	advisory fees payable to Ashford LLC;

•	recurring maintenance necessary to maintain our hotel properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness, including our secured revolving credit facility (see “Contractual Obligations and Commitments”);

•	distributions, in the form of dividends on our capital stock, necessary to qualify for taxation as a REIT; and

•	capital expenditures to improve our hotel properties.
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2018, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with Morgan Stanley & Co. LLC and UBS Securities LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of March 31, 2018, no shares of our common stock have been sold under this program.
On April 2, 2018, the Company made a draw on its secured revolving credit facility in the amount of $40.0 million.
On April 4, 2018, in connection with the acquisition of the 266-room Ritz-Carlton Sarasota in Sarasota, Florida, the Company completed the financing of a $100 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR +

2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
Secured Revolving Credit Facility
We have a three-year, senior secured revolving credit facility in the amount of $100 million. It includes $15 million available in letters of credit and $15 million available in swingline loans. We believe the secured revolving credit facility will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments.
The secured revolving credit facility is provided by a syndicate of financial institutions with Bank of America, N.A., serving as the administrative agent to Braemar OP, as the borrower. We and certain of our subsidiaries guarantee the secured revolving credit facility, which is secured by a pledge of 100% of the equity interests we hold in Braemar OP and 100% of the equity interest issued by any guarantor (other than Braemar) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged (subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the secured revolving credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value (based on property capitalization rates defined within the secured revolving credit facility agreement) not to exceed 60%. Our ratio was 47.8% at March 31, 2018.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. This ratio was 2.17x at March 31, 2018.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at March 31, 2018.
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
Borrowings under the secured revolving credit facility bear interest, at our option, at either LIBOR for a designated interest period plus an applicable margin, or the base rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for borrowings under the secured revolving credit facility for base rate loans range from 1.25% to 2.50% per annum and the applicable margin for borrowings under the secured revolving credit facility for LIBOR loans range from 2.25% to 3.50% per annum, depending on the ratio of consolidated indebtedness to EBITDA, with the lowest rate applying if such ratio is less than 4.0x and the highest rate applying if such ratio is greater than 6.0x.
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

We intend to repay any indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities or sale of assets, as market conditions permit.
Sources and Uses of Cash
We had approximately $95.2 million and $137.5 million of cash and cash equivalents at March 31, 2018 and December 31, 2017, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $3.9 million and $4.6 million for the three months ended March 31, 2018 and 2017, respectively. Cash flows from operations are impacted by changes in hotel operations of our ten comparable hotel properties, the sale of the Plano Marriott Legacy Town Center on November 1, 2017, as well as the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017, and Hotel Yountville on May 11, 2017. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2018, net cash flows used in investing activities were $22.2 million. These cash outflows were primarily attributable to a $4.5 million deposit associated with the acquisition of the Ritz-Carlton, Sarasota, a $2.0 million investment in OpenKey and $15.7 million of capital improvements made to various hotel properties. For the three months ended March 31, 2017, net cash flows used in investing activities were $161.0 million. These cash outflows were primarily attributable to $154.0 million for the acquisition of the Park Hyatt Beaver Creek and a deposit on the acquisition of Hotel Yountville and $9.3 million of capital improvements made to various hotel properties, partially offset by $2.3 million of proceeds received from the liquidation of our investment in the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2018, net cash flows used in financing activities were $8.4 million. Cash outflows primarily consisted of $7.5 million for payments of dividends and distributions and $714,000 for repayment of indebtedness. For the three months ended March 31, 2017, net cash flows provided by financing activities were $188.9 million. Cash inflows primarily consisted of borrowings on indebtedness of $432.5 million, proceeds of $66.7 million from the issuance of common stock and $38.6 million from the issuance of convertible preferred stock. These cash inflows were partially offset by $334.8 million for repayments of indebtedness, $9.1 million for payments of loan costs and exit fees and $4.6 million for payments of dividends and distributions.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Revenue
Rooms	$65,507	$67,418	$(1,911)	(2.8)%
Food and beverage	23,500	24,473	(973)	(4.0)
Other	13,482	5,365	8,117	151.3
Total hotel revenue	102,489	97,256	5,233	5.4
Other	—	40	(40)	(100.0)
Total revenue	102,489	97,296	5,193	5.3
Expenses
Hotel operating expenses:
Rooms	14,918	15,797	879	5.6
Food and beverage	15,620	16,861	1,241	7.4
Other expenses	29,664	27,731	(1,933)	(7.0)
Management fees	3,617	3,545	(72)	(2.0)
Total hotel expenses	63,819	63,934	115	0.2
Property taxes, insurance and other	5,604	5,074	(530)	(10.4)
Depreciation and amortization	13,006	11,971	(1,035)	(8.6)
Impairment charges	12	—	(12)
Advisory services fee	5,244	865	(4,379)	(506.2)
Transaction costs	488	4,328	3,840	88.7
Corporate general and administrative	28	3,874	3,846	99.3
Total expenses	88,201	90,046	1,845	2.0
Operating income (loss)	14,288	7,250	7,038	97.1
Equity in earnings (loss) of unconsolidated entity	(3)	—	(3)
Interest income	200	112	88	78.6
Other income (expense)	(63)	(157)	94	59.9
Interest expense and amortization of loan costs	(10,179)	(8,202)	(1,977)	(24.1)
Write-off of loan costs and exit fees	(2)	(1,963)	1,961	99.9
Unrealized gain (loss) on investment in Ashford Inc.	528	3,091	(2,563)	(82.9)
Unrealized gain (loss) on derivatives	73	(898)	971	108.1
Income (loss) before income taxes	4,842	(767)	5,609	731.3
Income tax (expense) benefit	(572)	478	(1,050)	(219.7)
Net income (loss)	4,270	(289)	4,559	1,577.5
(Income) loss from consolidated entities attributable to noncontrolling interests	42	21	21	100.0
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(292)	255	(547)	(214.5)
Net income (loss) attributable to the Company	$4,020	$(13)	$4,033	31,023.1%

All hotel properties owned for the three months ended March 31, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended March 31, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
Marriott Legacy Town Center	Plano, TX	Disposition	November 1, 2017
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Occupancy	78.67%	78.43%
ADR (average daily rate)	$266.01	$258.00
RevPAR (revenue per available room)	$209.27	$202.35
Rooms revenue (in thousands)	$65,507	$67,418
Total hotel revenue (in thousands)	$102,489	$97,256
The following table illustrates the key performance indicators of the ten hotel properties that were included for the full three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Occupancy	78.86%	79.24%
ADR (average daily rate)	$235.37	$264.92
RevPAR (revenue per available room)	$185.62	$209.93
Rooms revenue (in thousands)	$53,594	$62,312
Total hotel revenue (in thousands)	$80,911	$88,697
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $4.0 million, from a net loss of $13,000 for the three months ended March 31, 2017 (the “2017 quarter”), to net income of $4.0 million for the three months ended March 31, 2018 (the “2018 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $1.9 million, or 2.8%, to $65.5 million during the 2018 quarter compared to the 2017 quarter. During the 2018 quarter, we experienced a 3.1% increase in room rates and a 24 basis point increase in occupancy. Rooms revenue from our ten comparable hotel properties decreased $8.7 million due to a decrease in room rates of 11.2% and a 38 basis point decrease in occupancy. Rooms revenue decreased (i) $7.9 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria. During the 2018 quarter only 83 rooms were in service as the hotel is being renovated; (ii) $5.1 million at the Plano Marriott Legacy Town Center as a result of its sale on November 1, 2017; (iii) $1.9 million at the Capital Hilton as a result of 9.2% lower room rates and a 796 basis point decrease in occupancy at the hotel due to a renovation during the 2018 quarter and the presidential inauguration that occurred in the 2017 quarter; (iv) $209,000 at the Key West Pier House as a result of a 358 basis point decrease in occupancy, partially offset by 0.3% higher room rates at the hotel; (v) $177,000 at the San Francisco Courtyard Downtown as a result of 5.2% lower room rates, partially offset by a 175 basis point increase in occupancy at the hotel; (vi) $109,000 at the Bardessono Hotel as a result of a 434 basis point decrease in occupancy, partially offset by 1.4% higher room rates at the hotel; and (vii) $54,000 at the Chicago Sofitel Magnificent Mile as a result of a 349 basis point decrease in occupancy, partially offset by 3.9% higher room rates at the hotel. These decreases were partially offset by increases of (i) $9.8 million at the Park Hyatt Beaver Creek as a result of its acquisition on March 31, 2017; (ii) $2.1 million at the Hotel Yountville as a result of its acquisition on May 11, 2017; (iii) $1.2 million at the Philadelphia Courtyard as a result of

15.3% higher room rates and a 565 basis point increase in occupancy at the hotel due to a renovation during the 2017 quarter; (iv) $350,000 at the Hilton La Jolla Torrey Pines as a result of a 639 basis point increase in occupancy, partially offset by 2.1% lower room rates at the hotel; (v) $89,000 at the Seattle Marriott Waterfront as a result of 6.9% higher room rates, partially offset by a 462 basis point decrease in occupancy at the hotel; and (vi) $39,000 at the Tampa Renaissance as a result of a 399 basis point increase in occupancy, partially offset by 3.8% lower room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenue decreased $1.0 million, or 4.0%, to $23.5 million during the 2018 quarter compared to the 2017 quarter. This overall decrease is due to a decrease of $3.3 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes; $3.2 million at the Plano Marriott Legacy Town Center due to its sale on November 1, 2017 and an aggregate decrease in food and beverage revenue of $1.1 million at the Capital Hilton, Tampa Renaissance, Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Bardessono Hotel and Key West Pier House. These decreases were partially offset by increases of $4.8 million at the Park Hyatt Beaver Creek and $323,000 at the Hotel Yountville due to their acquisitions on March 31, 2017 and May 11, 2017, respectively, and an aggregate increase in food and beverage revenue of $1.5 million at the Hilton La Jolla Torrey Pines, Philadelphia Courtyard and Chicago Sofitel Magnificent Mile.
Other Hotel Revenue. Other hotel revenue, which consists mainly of telecommunications, parking, rentals and business interruption revenue, increased $8.1 million, or 151.3%, to $13.5 million during the 2018 quarter compared to the 2017 quarter. During the 2018 quarter we recognized business interruption revenue of $4.9 million at the Ritz-Carlton, St. Thomas and Key West Pier House and $1.8 million, net of deductibles of $500,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. This increase is also attributable to an increase in other hotel revenue of $3.5 million at the Park Hyatt Beaver Creek and $980,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively. There was also an aggregate increase of $1.7 million at the Bardessono Hotel, Key West Pier House, Hilton La Jolla Torrey Pines, Philadelphia Courtyard, Chicago Sofitel Magnificent Mile, Seattle Marriott Waterfront, Tampa Renaissance and San Francisco Courtyard Downtown. These increases were partially offset by lower other hotel revenue of $240,000 at the Plano Marriott Legacy Town Center due to its sale on November 1, 2017 and $27,000 at the Capital Hilton.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $40,000, or 100.0%, to $0 in the 2018 quarter compared to the 2017 quarter. The decrease is attributable to the disposition of Plano Marriott Legacy Town Center which included Texas margin tax recoveries from guests in the 2017 quarter.
Rooms Expense. Rooms expense decreased $879,000, or 5.6%, to $14.9 million in the 2018 quarter compared to the 2017 quarter. The decrease is attributable to a decrease of $1.9 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes and $917,000 at the Plano Marriott Legacy Town Center due to its sale on November 1, 2017, partially offset by an increase of $1.4 million at the Park Hyatt Beaver Creek and $565,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively.
Food and Beverage Expense. Food and beverage expense decreased $1.2 million, or 7.4%, to $15.6 million during the 2018 quarter compared to the 2017 quarter. The decrease is attributable to $2.9 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $1.6 million at the Plano Marriott Legacy Town Center due to its sale on November 1, 2017 and an aggregate decrease of $194,000 from our remaining comparable hotel properties. These decreases were partially offset by an aggregate increase of $3.4 million from our 2017 acquisitions.
Other Operating Expenses. Other operating expenses increased $1.9 million, or 7.0%, to $29.7 million in the 2018 quarter compared to the 2017 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $654,000 in direct expenses and $1.3 million in indirect expenses and incentive management fees in the 2018 quarter compared to the 2017 quarter. Direct expenses were 2.4% of total hotel revenue for the 2018 quarter and 1.9% for the 2017 quarter. The increase in direct expenses is primarily attributable to increases of $1.7 million at the Park Hyatt Beaver Creek and $78,000 at the Hotel Yountville as a result of their acquisitions on March 31, 2017 and May 11, 2017, respectively. The increase was partially offset by decreases in other operating expenses of $960,000 at Ritz-Carlton, St. Thomas as a result of the hurricanes, $135,000 at our remaining comparable hotel properties and $34,000 at the Plano Marriott Legacy Town Center as a result of its sale. The increase in indirect expenses is attributable to increases in (i) incentive management fees of $560,000 including $1.3 million from the Park Hyatt Beaver Creek and Hotel Yountville and an aggregate increase of $325,000 at our remaining comparable hotel properties, partially offset by decreases of $577,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes and $521,000 from the sale of the Plano Marriott Legacy Town Center; (ii) energy costs of $431,000, comprised of an increase of $370,000 from the Park Hyatt Beaver Creek and Hotel Yountville, $129,000 from our remaining comparable hotel properties and $114,000 at the Ritz-Carlton, St. Thomas, partially offset by a decrease of $182,000 from the Plano Marriott Legacy Town Center as a result of its sale; (iii) marketing costs of $255,000, including $934,000 from the Park Hyatt Beaver Creek and the Hotel Yountville and an aggregate increase of $515,000 at our remaining comparable hotel properties, partially offset by a decrease of $607,000 at the Plano Marriott Legacy Town Center as a result of its sale and $587,000 at the Ritz-Carlton, St. Thomas; and (iv) lease expense of

$152,000, comprised of an increase of $144,000 from our remaining comparable hotel properties, $10,000 from the Park Hyatt Beaver Creek and the Hotel Yountville and $2,000 at the Ritz-Carlton, St. Thomas, partially offset by a decrease of $4,000 at the Plano Marriott Legacy Town Center as a result of its sale.
Management Fees. Base management fees increased $72,000, or 2.0%, to $3.6 million in the 2018 quarter compared to the 2017 quarter. The increase is comprised of an increase of $618,000 from the Park Hyatt Beaver Creek and Hotel Yountville. These increases are partially offset by a decrease of $257,000 at the Plano Marriott Legacy Town Center as a result of its sale, $273,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes and an aggregate decrease of $16,000 from our remaining comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $530,000, or 10.4%, to $5.6 million in the 2018 quarter compared to the 2017 quarter, which is attributable to increases of $783,000 at the Park Hyatt Beaver Creek and $323,000 at the Hotel Yountville as a result of their acquisitions in March 2017 and May 2017, respectively. These increases were partially offset by a decrease $355,000 from the Plano Marriott Legacy Town Center as a result of its sale and $221,000 from our remaining comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 8.6%, to $13.0 million for the 2018 quarter compared to the 2017 quarter due to an aggregate increase of $1.5 million from the Park Hyatt Beaver Creek and Hotel Yountville and $1.3 million from our remaining comparable hotel properties, partially offset by a decrease of $1.2 million from the Plano Marriott Legacy Town Center as a result of its sale and $597,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Impairment Charges. We recorded an impairment charge of $12,000 at the Tampa Renaissance as a result of a change in estimate of property damage as a result of the hurricanes.
Advisory Services Fee. Advisory services fee increased $4.4 million, or 506.2%, to $5.2 million in the 2018 quarter compared to the 2017 quarter due to increases in equity-based compensation of $4.2 million, incentive fee of $170,000 and base advisory fee of $104,000. These increases were partially offset by a decrease of $127,000 in reimbursable expenses. In the 2018 quarter, we recorded an advisory services fee of $5.2 million, which included a base advisory fee of $2.1 million, reimbursable expenses of $420,000, an incentive fee of $170,000 and $2.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. During the three months ended March 31, 2018, approximately $2.2 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his passing, in accordance with the terms of the awards. In the 2017 quarter, we recorded an advisory services fee of $865,000 which included a base advisory fee of $2.0 million, reimbursable expenses of $547,000 and a credit to equity-based compensation expense in the amount of $1.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values at March 31, 2017 as compared to December 31, 2016.
Transaction Costs. In the 2018 quarter, we recorded transaction costs of $488,000 primarily related to the acquisitions of Ritz-Carlton Sarasota. In the 2017 quarter, we recorded transaction costs of $4.3 million related to the acquisitions of Park Hyatt Beaver Creek and the Hotel Yountville.
Corporate General and Administrative. Corporate general and administrative expenses decreased $3.8 million, or 99.3%, to $28,000 in the 2018 quarter compared to the 2017 quarter. In the 2017 quarter we incurred professional fees associated with the proxy contest and litigation of $2.0 million. In the 2018 quarter we recorded insurance recoveries related to the proxy contest and litigation of $1.2 million. This resulted in a decrease in professional fees associated with the proxy contest and litigation of $3.2 million in the 2018 quarter compared to the 2017 quarter. We also experienced lower miscellaneous expenses of $300,000 in the 2018 quarter compared to the 2017 quarter.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $3,000 in the 2018 quarter related to our investment in OpenKey. We did not have any equity in OpenKey during the 2017 quarter.
Interest Income. Interest income increased $88,000, or 78.6%, to $200,000 for the 2018 quarter compared to the 2017 quarter.
Other Income (Expense). Other expense decreased $94,000 from $157,000 to $63,000 in the 2018 quarter compared to the 2017 quarter. In the 2018 quarter, we recorded other expense of $63,000 related to CMBX premiums and usage fees. In the 2017 quarter, we recognized a realized loss of $156,000 related to options on futures contracts.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $2.0 million, or 24.1%, to $10.2 million for the 2018 quarter compared to the 2017 quarter. The increase is primarily due to new mortgage loans associated with the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville as well as a higher average LIBOR rate. The average LIBOR rates for the 2018 quarter and the 2017 quarter were 1.65% and 0.83%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees were $2,000 for the 2018 quarter. Write-off of loan costs and exit fees were $2.0 million for the 2017 quarter resulting from the write-off of unamortized loan costs of $107,000 and exit fees of $1.9 million associated with the refinancing of three mortgage loans maturing April of 2017. The mortgage loans were refinanced with a $365.0 million mortgage loan due February 2019.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain on investment in Ashford Inc. decreased $2.6 million, or 82.9%, to $528,000 in the 2018 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $73,000 for the 2018 quarter consisted of a $105,000 unrealized gain on CMBX credit default swaps, partially offset by a $27,000 unrealized loss on interest rate floors and a $5,000 unrealized loss on interest rate caps. Unrealized loss on derivatives of $898,000 for the 2017 quarter consisted of a $759,000 unrealized loss on interest rate floors, $256,000 unrealized loss on interest rate caps, partially offset by a $117,000 unrealized gain on options on futures contracts. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is primarily based on the last reported settlement price as of the measurement date.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $1.1 million, from an income tax benefit of $478,000 for the 2017 quarter to income tax expense of $572,000 for the 2018 quarter. This change was primarily due to an increase in the profitability of our TRSs in the 2018 quarter compared to the 2017 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated loss of $42,000 and $21,000 for the 2018 quarter and the 2017 quarter, respectively. At both March 31, 2018 and 2017, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $292,000 and net loss $255,000 for the 2018 quarter and the 2017 quarter, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 11.20% and 13.12% as of March 31, 2018 and 2017, respectively.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2017, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 10-K.
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

Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 10-K. There have been no material changes in these critical accounting policies.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and AFFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, interest income, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entities and Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDAre.
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, uninsured hurricane and wildfire related costs, other/income expense, Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/loss on investments, unrealized gain/ loss on derivatives and stock/unit-based compensation.
We present EBITDA, EBITDAre and Adjusted EBITDAre because we believe they reflect more accurately the ongoing performance of our hotel assets and other investments and provide more useful information to investors as they are indicators of our ability to meet our future debt payment requirements, working capital requirements and they provide an overall evaluation of our financial condition. EBITDA, EBITDAre and Adjusted EBITDAre as calculated by us may not be comparable to EBITDA, EBITDAre and Adjusted EBITDAre reported by other companies that do not define EBITDA, EBITDAre and Adjusted EBITDAre exactly as we define the terms. EBITDA, EBITDAre and Adjusted EBITDAre do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.
Beginning with the three months ended March 31, 2018, we have started reporting EBITDA for real estate, or EBITDAre, as defined by NAREIT, and Adjusted EBITDAre. Previously, we reported Adjusted EBITDA. Adjusted EBITDAre is calculated in a similar manner as Adjusted EBITDA, with the exception of the adjustment for the consolidated noncontrolling interest’s pro rata share of Adjusted EBITDA. The rationale for including 100% of EBITDAre for consolidated noncontrolling interests is that the full amount of any debt of these entities is reported in our consolidated balance sheet and therefore metrics using total debt to EBITDAre provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre. All prior periods have been adjusted to conform to the current period presentation.

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$4,270	$(289)
Interest income	(200)	(112)
Interest expense and amortization of loan costs	10,179	8,202
Depreciation and amortization	13,006	11,971
Income tax expense (benefit)	572	(478)
Equity in (earnings) loss of unconsolidated entity	3	—
Company’s portion of EBITDA of OpenKey	(2)	—
EBITDA	27,828	19,294
Impairment charges on real estate	12	—
EBITDAre	27,840	19,294
Amortization of favorable (unfavorable) contract assets (liabilities)	43	49
Transaction and management conversion costs	503	4,328
Other (income) expense	63	157
Write-off of loan costs and exit fees	2	1,963
Unrealized (gain) loss on investment in Ashford Inc.	(528)	(3,091)
Unrealized (gain) loss on derivatives	(73)	898
Non-cash stock/unit-based compensation	2,593	(1,668)
Legal, advisory and settlement costs	(1,141)	2,945
Uninsured hurricane and wildfire related costs	467	—
Adjusted EBITDAre	$29,769	$24,875

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of hotel properties and extraordinary items as defined by GAAP, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, uninsured hurricane and wildfire related costs, other income/expense and non-cash items such as unrealized gain/loss on investments, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$4,270	$(289)
(Income) loss from consolidated entities attributable to noncontrolling interest	42	21
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(292)	255
Preferred dividends	(1,707)	(1,673)
Net income (loss) attributable to common stockholders	2,313	(1,686)
Depreciation and amortization on real estate (1)	12,258	11,251
Impairment charges on real estate	12	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	292	(255)
Equity in (earnings) loss of unconsolidated entity	3	—
Company’s portion of FFO of OpenKey	(2)	—
FFO available to common stockholders and OP unitholders	14,876	9,310
Preferred dividends	1,707	1,673
Transaction and management conversion costs	503	4,328
Other (income) expense	63	157
Write-off of loan costs and exit fees	2	1,963
Unrealized (gain) loss on investments	(528)	(3,091)
Unrealized (gain) loss on derivatives	(73)	898
Non-cash stock/unit-based compensation	2,593	(1,668)
Legal, advisory and settlement costs	(1,141)	2,945
Uninsured hurricane and wildfire related costs	467	—
Adjusted FFO available to the Company and OP unitholders	$18,469	$16,515
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended March 31,
	2018	2017
Depreciation and amortization on real estate	$(748)	$(720)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	361	100	361
Courtyard by Marriott (1)	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott (1)	San Francisco, CA	Select	410	100	410
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz-Carlton, St. Thomas (2)	St. Thomas, USVI	Full	180	100	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100	190
Hotel Yountville	Yountville, CA	Full	80	100	80
Ground Lease Properties
Hilton (3)	La Jolla, CA	Full	394	75%	296
Renaissance (4)	Tampa, FL	Full	293	100	293
Bardessono Hotel (5)	Yountville, CA	Full	62	100	62
Total			3,576		3,341
________

(1)	Announced plans to convert to Autograph Collection. These hotel properties will be full service upon conversion.

(2)
Due to the impact from hurricanes Irma and Maria the Ritz-Carlton, St. Thomas total rooms count was 83 during the three months ended March 31, 2018. The hotel had 180 total rooms in service prior to the hurricanes.

(3)	The ground lease expires in 2067.

(4)	The ground lease expires in 2080.

(5)	The initial ground lease expires in 2055. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At March 31, 2018, our total indebtedness of $825.5 million included $817.4 million of variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at March 31, 2018, would be approximately $2.0 million per year. Interest rate changes will have no impact on the remaining $8.1 million of fixed rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2018, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amounts totaling $50.0 million to hedge financial and capital market risk for upfront costs of $888,000, of which $257,000 has since been returned to us, and $631,000 remains held as collateral as of March 31, 2018. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.3 million at March 31, 2018.

We hold interest rate floors with notional amounts totaling $6.9 billion and strike rates ranging from -0.25% to 1.50%. Our total exposure is capped at our initial total cost of $3.7 million. These instruments have termination dates ranging from March 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. At March 31, 2018, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2018, pursuant to this authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	924	(1)	$10.06	(2)	—	$50,000,000
February 1 to February 28	753		$—	(2)	—	$50,000,000
March 1 to March 31	7,624		$9.81	(2)	—	$50,000,000
Total	9,301		$9.81		—
__________________

(1)
Includes 42 shares in January that were repurchased from Ashford Trust when former Ashford Trust employees who held restricted shares of Braemar common stock they received in the spin-off, forfeited the shares to Ashford Trust upon termination of employment.

(2)	There is no cost associated with the forfeiture of 882, 753 and 135 restricted shares of our common stock in January, February and March, respectively.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.4
Amendment Number One to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017)

3.5	Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018)
3.6
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Braemar Hotels & Resorts Inc., as amended by a Certificate of Correction, as filed with the State Department of Assessments and Taxation Maryland on June 11, 2015 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016)

3.7
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016)

3.8
Articles Supplementary for the Series C Preferred Stock of Braemar Hotels & Resorts Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016)

3.9
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on April 27, 2016 (incorporated by reference to Exhibit 3.7 to the Current Report on Form 8-K filed on April 29, 2016)

3.10
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on March 3, 2017. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017)

3.11*	Third Amended and Restated Bylaws of Braemar Hotels & Resorts Inc.
10.1	Fifth Amended and Restated Advisory Agreement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2018)
12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	May 9, 2018	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 9, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer