Form 10-Q
period 2018-06-30
Braemar Hotels & Resorts Inc.
filed 2018-08-09
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	32,501,880
(Class)	Outstanding at August 7, 2018

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Investments in hotel properties, gross	$1,520,011	$1,403,110
Accumulated depreciation	(241,928)	(257,268)
Investments in hotel properties, net	1,278,083	1,145,842
Cash and cash equivalents	169,235	137,522
Restricted cash	83,096	47,820
Accounts receivable, net of allowance of $91 and $94, respectively	22,338	14,334
Insurance receivable	—	8,825
Inventories	1,898	1,425
Note receivable	—	8,098
Deferred costs, net	477	656
Prepaid expenses	4,325	3,670
Investment in Ashford Inc., at fair value	12,628	18,124
Investment in unconsolidated entity	1,935	—
Derivative assets	1,007	594
Other assets	7,800	9,426
Intangible assets, net	27,994	22,545
Due from related party, net	588	349
Due from third-party hotel managers	5,522	4,589
Total assets	$1,616,926	$1,423,819
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$985,205	$820,959
Accounts payable and accrued expenses	63,976	56,803
Dividends and distributions payable	8,572	8,146
Due to Ashford Inc.	1,100	1,703
Due to third-party hotel managers	2,299	1,709
Intangible liability, net	—	3,569
Other liabilities	21,585	1,628
Total liabilities	1,082,737	894,517
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 shares issued and outstanding at both June 30, 2018 and December 31, 2017	106,123	106,123
Redeemable noncontrolling interests in operating partnership	47,818	46,627
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,501,880 and 32,120,210 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	325	321
Additional paid-in capital	472,945	469,791
Accumulated deficit	(87,777)	(88,807)
Total stockholders’ equity of the Company	385,493	381,305
Noncontrolling interest in consolidated entities	(5,245)	(4,753)
Total equity	380,248	376,552
Total liabilities and equity	$1,616,926	$1,423,819
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Rooms	$78,439	$79,449	$143,946	$146,867
Food and beverage	25,393	27,980	48,893	52,453
Other	17,286	8,626	30,768	13,991
Total hotel revenue	121,118	116,055	223,607	213,311
Other	—	37	—	77
Total revenue	121,118	116,092	223,607	213,388
EXPENSES
Hotel operating expenses:
Rooms	16,652	17,613	31,570	33,410
Food and beverage	17,287	19,263	32,907	36,124
Other expenses	33,768	32,021	63,432	59,752
Management fees	4,501	4,209	8,118	7,754
Total hotel expenses	72,208	73,106	136,027	137,040
Property taxes, insurance and other	6,077	5,370	11,681	10,444
Depreciation and amortization	14,811	13,469	27,817	25,440
Impairment charges	59	—	71	—
Advisory services fee	4,880	3,143	10,124	4,008
Contract modification cost	—	5,000	—	5,000
Transaction costs	461	2,066	949	6,394
Corporate general and administrative	1,206	1,531	1,234	5,405
Total expenses	99,702	103,685	187,903	193,731
OPERATING INCOME (LOSS)	21,416	12,407	35,704	19,657
Equity in earnings (loss) of unconsolidated entity	(62)	—	(65)	—
Interest income	230	165	430	277
Gain (loss) on sale of hotel property	15,711	—	15,711	—
Other income (expense)	(63)	(113)	(126)	(270)
Interest expense and amortization of loan costs	(12,678)	(9,931)	(22,857)	(18,133)
Write-off of loan costs and exit fees	(4,176)	—	(4,178)	(1,963)
Unrealized gain (loss) on investment in Ashford Inc.	(6,024)	(1,563)	(5,496)	1,528
Unrealized gain (loss) on derivatives	(298)	(100)	(225)	(998)
INCOME (LOSS) BEFORE INCOME TAXES	14,056	865	18,898	98
Income tax (expense) benefit	(1,202)	(479)	(1,774)	(1)
NET INCOME (LOSS)	12,854	386	17,124	97
(Income) loss attributable to noncontrolling interest in consolidated entities	(89)	(1,614)	(47)	(1,593)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,235)	343	(1,527)	598
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	11,530	(885)	15,550	(898)
Preferred dividends	(1,708)	(1,707)	(3,415)	(3,380)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,822	$(2,592)	$12,135	$(4,278)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.30	$(0.09)	$0.37	$(0.16)
Weighted average common shares outstanding – basic	32,006	31,469	31,845	29,380
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.29	$(0.09)	$0.37	$(0.16)
Weighted average common shares outstanding – diluted	38,588	31,469	31,853	29,380
Dividends declared per common share	$0.16	$0.16	$0.32	$0.32
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$12,854	$386	$17,124	$97
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	12,854	386	17,124	97
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(89)	(1,614)	(47)	(1,593)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,235)	343	(1,527)	598
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$11,530	$(885)	$15,550	$(898)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount					Shares	Amount
Balance at January 1, 2018	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	4,966	$106	$46,627
Purchase of common stock	(19)	—	(203)	—	—	(203)	—	—	—
Equity-based compensation	—	—	3,303	—	—	3,303	—	—	732
Issuance of restricted shares/units	406	4	54	—	—	58	—	—	18
Forfeiture of restricted common shares	(5)	—	—	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(10,547)	—	(10,547)	—	—	—
Dividends declared – preferred stock	—	—	—	(3,415)	—	(3,415)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(539)	(539)	—	—	(1,644)
Net income (loss)	—	—	—	15,550	47	15,597	—	—	1,527
Redemption value adjustment	—	—	—	(558)	—	(558)	—	—	558
Balance at June 30, 2018	32,502	$325	$472,945	$(87,777)	$(5,245)	$380,248	4,966	$106	$47,818
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,124	$97
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	27,817	25,440
Equity-based compensation	4,035	(1,071)
Bad debt expense	109	128
Amortization of loan costs	2,063	2,398
Write-off of loan costs and exit fees	4,178	1,963
Amortization of intangibles	92	93
Amortization of non-refundable membership initiation fees	(5)	—
Interest expense accretion on refundable membership club deposits	150	—
(Gain) loss on sale of hotel property	(15,711)	—
Impairment charges	71	—
Unrealized (gain) loss on investment in Ashford Inc.	5,496	(1,528)
Realized and unrealized (gain) loss on derivatives	225	1,269
Net settlement of trading derivatives	(290)	—
Equity in (earnings) loss of unconsolidated entity	65	—
Deferred tax expense (benefit)	122	(216)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	(4,525)	2,422
Prepaid expenses and other assets	3,249	(2,358)
Accounts payable and accrued expenses	(3,239)	92
Due to/from related party, net	(252)	56
Due to affiliate	—	(2,500)
Due to/from third-party hotel managers	2,085	5,013
Due to/from Ashford Trust OP, net	—	489
Due to/from Ashford Inc.	(603)	(1,271)
Other liabilities	(3,595)	88
Net cash provided by (used in) operating activities	38,661	30,604

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	24,663	—
Acquisition of hotel properties, net of cash and restricted cash acquired	(177,875)	(243,666)
Investment in unconsolidated entity	(2,000)	—
Proceeds from liquidation of AQUA U.S. Fund	—	2,289
Net proceeds from sale of hotel property	65,336	—
Improvements and additions to hotel properties	(32,423)	(21,740)
Net cash provided by (used in) investing activities	(122,299)	(263,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	575,000	483,500
Repayments of indebtedness	(399,312)	(335,458)
Payments of loan costs and exit fees	(9,406)	(9,832)
Payments for derivatives	(348)	(338)
Purchase of common stock	(203)	(119)
Payments for dividends and distributions	(15,122)	(12,058)
Issuance of preferred stock	—	40,169
Issuance of common stock	—	66,451
Other	18	21
Net cash provided by (used in) financing activities	150,627	232,336
Net change in cash, cash equivalents and restricted cash	66,989	(177)
Cash, cash equivalents and restricted cash at beginning of period	185,342	164,645
Cash, cash equivalents and restricted cash at end of period	$252,331	$164,468

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$21,976	$16,134
Income taxes paid (refund)	704	929
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	8,572	8,356
Capital expenditures accrued but not paid	3,658	1,498
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	—	1,628
Non-cash dividends paid	58	—
Non-cash settlement of note receivable	8,098	—
Non-cash settlement of TIF loan	8,098	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$137,522	$126,790
Restricted cash at beginning of period	47,820	37,855
Cash, cash equivalents and restricted cash at beginning of period	$185,342	$164,645

Cash and cash equivalents at end of period	$169,235	$129,675
Restricted cash at end of period	83,096	34,793
Cash, cash equivalents and restricted cash at end of period	$252,331	$164,468
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
As of June 30, 2018, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Hospitality Trust, Inc. (“Ashford Trust”), managed three of our twelve hotel properties. Third-party management companies managed the remaining hotel properties.
The accompanying condensed consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Braemar OP that as of June 30, 2018, own and operate twelve hotel properties in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,549 total rooms, or 3,314 net rooms, excluding those attributable to our partner. As a REIT, Braemar needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of June 30, 2018, eleven of our twelve hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property located in the U.S. Virgin Islands is owned by our U.S. Virgin Islands TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of June 30, 2018, nine of the twelve hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018;

•
on March 31, 2017, we acquired the Park Hyatt Beaver Creek and on May 11, 2017, we acquired the Hotel Yountville. The operating results of these hotel properties have been included in our results of operations as of their acquisition dates;

•	on November 1, 2017, we sold the Plano Marriott Legacy Town Center;

•	on April 4, 2018, we acquired the Ritz-Carlton, Sarasota. The operating results of the hotel has been included in the results of operations as of its acquisition date; and

•	on June 1, 2018, we sold the Tampa Renaissance.
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
Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 9.2% ownership interest in Ashford Inc. and had a fair value of $12.6 million at June 30, 2018. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Investment in Unconsolidated Entity—Investment in unconsolidated entity, in which we have ownership interest of 8.2% at June 30, 2018, is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded for the three and six months ended June 30, 2018.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investment in unconsolidated entity is considered to be a variable interest in the underlying entity. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entity’s activities and operations, we are not considered to be the primary beneficiary of this entity on an ongoing basis and therefore such entity should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions.
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
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale (“AFS”) debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2018 on a prospective basis as there were no required changes as a result of adoption. The adoption of this standard did not have a material impact on our consolidated statement of cash flows.

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
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10"). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option and etc. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our condensed consolidated financial statements, we expect the primary impact to our condensed consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our condensed consolidated balance sheets resulting in the recording of ROU assets and lease obligations. We disclosed $175.4 million in undiscounted future minimum rentals due under non-cancelable leases in note 13 of our most recent 10-K. We are involving our property managers and implementing repeatable processes to manage ongoing lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards.
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
In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-07 will have on the condensed consolidated financial statements and related disclosures and expect that the associated compensation expense of the majority of our equity awards will be based on the grant date fair value.

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
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, condo management fees, resort and destination fees, health center fees, spas, golf, telecommunications, parking, entertainment and other guest services, as well as rental revenue, primarily consisting of leased retail outlets at our hotel properties, and membership initiation fees and dues, primarily from club memberships. Attrition and cancellation fees are recognized for non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames. Non-refundable membership initiation fees are recognized over the expected life of an active membership. For the three and six months ended June 30, 2018, the Company recorded $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due.
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended June 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$23,535	$5,649	$2,379	$—	$31,563
Colorado	1	1,761	1,745	1,731	—	5,237
Florida	2	10,807	7,053	3,172	—	21,032
Illinois	1	7,783	2,569	371	—	10,723
Pennsylvania	1	8,351	1,719	303	—	10,373
Washington	1	9,050	1,701	361	—	11,112
Washington, D.C.	1	12,791	3,896	337	—	17,024
USVI	1	1,472	132	5,253	—	6,857
Sold hotel properties	1	2,889	929	3,379	—	7,197
Corporate entities	—	—	—	—	—	—
Total	13	$78,439	$25,393	$17,286	$—	$121,118

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$19,655	$5,435	$2,764	$—	$27,854
Colorado	1	1,717	1,544	1,685	—	4,946
Florida	1	4,687	1,139	335	—	6,161
Illinois	1	7,824	2,377	185	—	10,386
Pennsylvania	1	7,781	1,298	346	—	9,425
Washington	1	8,761	2,614	293	—	11,668
Washington, D.C.	1	12,516	4,109	372	—	16,997
USVI	1	7,329	4,552	2,215	—	14,096
Sold hotel properties	2	9,179	4,912	431	—	14,522
Corporate entities	—	—	—	—	37	37
Total	13	$79,449	$27,980	$8,626	$37	$116,092

	Six Months Ended June 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$42,639	$12,954	$5,854	$—	$61,447
Colorado	1	11,558	6,564	5,274	—	23,396
Florida	2	16,280	7,856	3,923	—	28,059
Illinois	1	11,202	3,820	581	—	15,603
Pennsylvania	1	14,504	2,892	600	—	17,996
Washington	1	14,552	3,365	626	—	18,543
Washington, D.C.	1	21,752	8,236	620	—	30,608
USVI	1	3,288	331	9,799	—	13,418
Sold hotel properties	1	8,171	2,875	3,491	—	14,537
Corporate entities	—	—	—	—	—	—
Total	13	$143,946	$48,893	$30,768	$—	$223,607

	Six Months Ended June 30, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$36,579	$11,452	$4,164	$—	$52,195
Colorado	1	1,717	1,544	1,685	—	4,946
Florida	1	10,369	2,073	696	—	13,138
Illinois	1	11,297	3,590	285	—	15,172
Pennsylvania	1	12,741	2,277	529	—	15,547
Washington	1	14,174	4,443	549	—	19,166
Washington, D.C.	1	23,390	8,760	682	—	32,832
USVI	1	17,072	8,071	4,628	—	29,771
Sold hotel properties	2	19,528	10,243	773	—	30,544
Corporate entities	—	—	—	—	77	77
Total	13	$146,867	$52,453	$13,991	$77	$213,388

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$428,567	$344,937
Buildings and improvements	982,275	962,478
Furniture, fixtures and equipment	95,443	87,796
Construction in progress	13,726	7,899
Total cost	1,520,011	1,403,110
Accumulated depreciation	(241,928)	(257,268)
Investments in hotel properties, net	$1,278,083	$1,145,842
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
For the three and six months ended June 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $5.2 million and $10.1 million, respectively, which are included in “other” hotel revenue in our condensed consolidated statements of operations. The Company received proceeds of $34.0 million from our insurance carriers for property damage and business interruption from the hurricanes during the three and six months ended June 30, 2018. Additionally, during the three and six months ended June 30, 2018, the Company recorded revenue of $190,000 and $1.9 million, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires, which is included in “other” hotel revenue in our condensed consolidated statements of operations. During the three and six months ended June 30, 2018, we recorded impairment charges of $59,000 and $71,000 as a result of a change in estimate of property damage as a result of the hurricanes. As of June 30, 2018, the Company has a net liability of $10.4 million, included in “other liabilities” on the condensed consolidated balance sheet, as it has received insurance proceeds in excess of the sum of its impairment, remediation expenses and business interruption revenue recorded through June 30, 2018. The Company will not record revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.
Ritz-Carlton, Sarasota
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida for $171.7 million and a 22-acre plot of vacant land for $9.7 million. Concurrent with the closing of the acquisition, we completed the financing of a $100.0 million mortgage loan. See note 8.
The acquisition of the Ritz-Carlton, Sarasota included the hotel, a golf club, a beach club and a plot of vacant land, which are considered to be a group of dissimilar assets per ASU 2017-01. As such, we have accounted for this acquisition as a business combination. We have allocated the purchase price to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. We are in the process of evaluating the values assigned to investment in hotel property, property level working capital balances and intangibles. This valuation is considered a Level 3 valuation technique. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation. Any change to the amounts recorded within the investments in hotel properties or intangibles will also impact depreciation and amortization expense.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the preliminary estimated fair value of the assets acquired in the acquisition (in thousands):

Land (1)	$83,630
Buildings and improvements	86,316
Furniture, fixtures and equipment	13,740
Customer relationships	5,682
Refundable membership club deposits (2)	(9,960)
Income guarantee (3)	2,000
$181,408
Net other assets (liabilities)	$(3,533)
________

(1)	Amount includes the $9.7 million, 22-acre plot of vacant land.

(2)	Recorded within “other liabilities” on our condensed consolidated balance sheets.

(3)	Recorded within “other assets” on our condensed consolidated balance sheets.
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. For both the three and six months ended June 30, 2018, we have included total revenue of $15.1 million and net loss of $719,000, in our condensed consolidated statements of operations. The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2017 are included below under “Pro Forma Financial Results.”
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2017, and the removal of $462,000 and $949,000 of non-recurring transaction costs directly attributable to the acquisitions for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$121,763	$136,590	$243,680	$248,128
Net income (loss)	13,617	1,390	20,842	2,037
Net income (loss) attributable to common stockholders	10,500	(1,705)	15,437	(2,578)
Pro Forma income per share:
Basic	$0.32	$(0.06)	$0.47	$(0.10)
Diluted	$0.31	$(0.06)	$0.47	$(0.10)
Weighted average common shares outstanding (in thousands):
Basic	32,006	31,469	31,845	29,380
Diluted	38,588	31,469	35,971	29,380

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. Hotel Dispositions
On November 1, 2017, the Company sold the Plano Marriott Legacy Town Center for $104.0 million in cash. The sale resulted in a gain of $23.8 million for the year ended December 31, 2017.
On June 1, 2018, the Company sold the Tampa Renaissance hotel for $68.0 million in cash. The sale resulted in a gain of $15.7 million for both the three and six months ended June 30, 2018 and is included in “gain (loss) on sale of hotel property” in our condensed consolidated statements of operations.
Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our consolidated financial statements.
We included the results of operations for this hotel property through the date of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017. The following table includes the condensed financial information from this hotel property (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total hotel revenue	$7,197	$14,522	$14,537	$30,544
Total hotel operating expenses	(2,521)	(9,029)	(7,499)	(19,082)
Operating income (loss)	4,676	5,493	7,038	11,462
Property taxes, insurance and other	(217)	(735)	(486)	(1,372)
Depreciation and amortization	(357)	(2,180)	(1,294)	(4,301)
Impairment charges	—	—	(12)	—
Gain (loss) on sale of hotel property	15,711	—	15,711	—
Interest expense and amortization of loan costs	(303)	(1,115)	(791)	(2,137)
Income (loss) before income taxes	19,510	1,463	20,166	3,652
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,179)	(171)	(2,253)	(428)
Income (loss) before income taxes attributable to the Company	$17,331	$1,292	$17,913	$3,224
6. Note Receivable
As of December 31, 2017, we held a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania, which had a stated interest rate of 12.85%. The note matured in June 2018. Prior to maturity the interest income recorded on the note receivable was offset against the interest expense recorded on the TIF loan of the same amount. See note 8.
7. Investment in Unconsolidated Entity
Ashford Inc.
As of June 30, 2018 and December 31, 2017, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share of Ashford Inc. common stock on the NYSE American LLC was $64.80 and $93.00 as of June 30, 2018 and December 31, 2017, respectively. This represented an approximate 9.2% and 9.3% ownership interest in Ashford Inc. for June 30, 2018 and December 31, 2017, respectively. See notes 11 and 12.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, and the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2018	December 31, 2017
Total assets	$138,145	$114,810
Total liabilities	90,331	78,742
Redeemable noncontrolling interests	4,852	5,111
Total stockholders’ equity of Ashford Inc.	41,541	30,185
Noncontrolling interests in consolidated entities	1,421	772
Total equity	42,962	30,957
Total liabilities and equity	$138,145	$114,810
Our investment in Ashford Inc., at fair value	$12,628	$18,124
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenue	$54,811	$19,639	$102,979	$32,652
Total operating expenses	(43,941)	(18,221)	(97,145)	(33,370)
Operating income (loss)	10,870	1,418	5,834	(718)
Realized and unrealized gain (loss) on investments	—	(16)	—	(91)
Other	(333)	10	(426)	128
Income tax (expense) benefit	(1,605)	(8,643)	(2,311)	(9,273)
Net income (loss)	8,932	(7,231)	3,097	(9,954)
(Income) loss from consolidated entities attributable to noncontrolling interests	118	190	291	165
Net (income) loss attributable to redeemable noncontrolling interests	(90)	332	(151)	695
Net income (loss) attributable to Ashford Inc.	$8,960	$(6,709)	$3,237	$(9,094)
Our unrealized gain (loss) on investment in Ashford Inc.	$(6,024)	$(1,563)	$(5,496)	$1,528
OpenKey
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an 8.2% ownership interest, which investment was approved by our Related Party Transactions Committee and the independent members of our board of directors. OpenKey is a hospitality focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our condensed consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. As of June 30, 2018, our ownership interest had a carrying value of $1.9 million. For the three and six months ended June 30, 2018, our equity in loss of the unconsolidated entity was $62,000 and $65,000, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2018	December 31, 2017
Secured revolving credit facility(3)	None	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—
TIF loan(4)	Courtyard Philadelphia	June 2018	12.85%	—	8,098
Mortgage loan(5)	Ritz-Carlton, St. Thomas	December 2018	LIBOR(1) + 4.95%	42,000	42,000
Mortgage loan(6) (7)	Courtyard Philadelphia	February 2019	LIBOR(1) + 2.58%	—	277,628
	Courtyard San Francisco
	Marriott Seattle Waterfront
	Tampa Renaissance
Mortgage loan(6)	Sofitel Chicago Magnificent Mile	March 2019	LIBOR(1) + 2.55%	—	80,000
Mortgage loan(8)	Pier House Resort	March 2019	LIBOR(1) + 2.25%	70,000	70,000
Mortgage loan(9)	Park Hyatt Beaver Creek	April 2019	LIBOR(1) + 2.75%	67,500	67,500
Mortgage loan(10)	Capital Hilton	November 2019	LIBOR(1) + 2.65%	188,326	190,010
	Hilton La Jolla Torrey Pines
Mortgage loan(6)	Courtyard Philadelphia	June 2020	LIBOR(1) + 2.16%	435,000	—
	Courtyard San Francisco
	Marriott Seattle Waterfront
	Sofitel Chicago Magnificent Mile
Mortgage loan	Hotel Yountville	May 2022	LIBOR(1) + 2.55%	51,000	51,000
Mortgage loan	Bardessono Hotel	August 2022	LIBOR(1) + 2.55%	40,000	40,000
Mortgage loan	Ritz-Carlton, Sarasota	April 2023	LIBOR(1) + 2.65%	100,000	—
				993,826	826,236
Deferred loan costs, net				(8,621)	(5,277)
Indebtedness, net				$985,205	$820,959
__________________

(1)	LIBOR rates were 2.090% and 1.564% at June 30, 2018 and December 31, 2017, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

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

(4)	The TIF loan matured on June 30, 2018. See note 6.

(5)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in December 2017.

(6)
On May 23, 2018, we refinanced two mortgage loans totaling $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%.

(7)	A portion of this mortgage loan at December 31, 2017 relates to the Tampa Renaissance, which was sold on June 1, 2018. See note 5.

(8)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in March 2018.

(9)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(10)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.

(11)	The Ritz-Carlton, Sarasota property was acquired on April 4, 2018. The new mortgage loan is a five-year interest-only loan and bears interest at a rate of LIBOR + 2.65%.
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
On April 4, 2018, in connection with the acquisition of the 266 -room Ritz-Carlton, Sarasota in Sarasota, Florida, the Company completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 23, 2018, the Company refinanced two mortgage loans totaling $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by four hotels: Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Philadelphia Courtyard Downtown and Sofitel Chicago Magnificent Mile.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
9. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$11,530	$(885)	$15,550	$(898)
Less: Dividends on preferred stock	(1,708)	(1,707)	(3,415)	(3,380)
Less: Dividends on common stock	(5,122)	(5,036)	(10,238)	(10,069)
Less: Dividends on unvested performance stock units	(72)	(86)	(144)	(153)
Less: Dividends on unvested restricted shares	(78)	(75)	(165)	(125)
Less: Net (income) loss allocated to unvested restricted shares	(70)	—	(24)	—
Undistributed net income (loss) allocated to common stockholders	4,480	(7,789)	1,564	(14,625)
Add back: Dividends on common stock	5,122	5,036	10,238	10,069
Distributed and undistributed net income (loss) - basic	$9,602	$(2,753)	$11,802	$(4,556)
Dividends on preferred stock	1,708	—	—	—
Distributed and undistributed net income (loss) - diluted	$11,310	$(2,753)	$11,802	$(4,556)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	32,006	31,469	31,845	29,380
Effect of assumed conversion of preferred stock	6,569	—	—	—
Incentive fee shares	13	—	8	—
Weighted average common shares outstanding – diluted	38,588	31,469	31,853	29,380

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$0.30	$(0.09)	$0.37	$(0.16)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$0.29	$(0.09)	$0.37	$(0.16)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$148	$75	$189	$125
Income (loss) allocated to unvested performance stock units	72	86	144	153
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,235	(343)	1,527	(598)
Dividends on preferred stock	—	1,707	3,415	3,380
Total	$1,455	$1,525	$5,275	$3,060
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	41	113	45	82
Effect of unvested performance stock units	—	—	8	—
Effect of assumed conversion of operating partnership units	4,114	4,290	4,119	4,256
Effect of assumed conversion of preferred stock	—	6,560	6,569	5,555
Effect of incentive fee shares	—	124	—	153
Total	4,155	11,087	10,741	10,046
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
During the six months ended June 30, 2018 and 2017, we entered into interest rate caps as summarized in the table below:

	Six Months Ended June 30,
	2018	2017
Notional amount (in thousands)	$685,000	$619,500
Strike rate minimum	2.43%	3.00%
Strike rate maximum	7.80%	5.35%
Effective date range	February 2018 - May 2018	January 2017 - May 2017
Maturity date range	March 2019 - June 2020	March 2018 - May 2019
Total cost of interest rate cap (in thousands)	$348	$338
_______________
No instruments were designated as cash flow hedges

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2018, we held interest rate instruments as summarized in the table below:

Interest rate caps (1)
Notional amount (in thousands)	$1,393,200
Strike rate minimum	2.43%
Strike rate maximum	11.61%
Effective date range	January 2017 - May 2018
Maturity date range	November 2018 - June 2020
Aggregate principal balance on corresponding mortgage loans (in thousands)	$993,826

Interest rate floors (1) (2)
Notional amount (in thousands)	$6,850,000
Strike rate minimum	(0.25)%
Strike rate maximum	1.50%
Maturity date range	March 2019 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of June 30, 2018, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.3 million as of June 30, 2018. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2018, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 2.090% to 2.848% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
June 30, 2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$33	$—	$41	$74
Interest rate derivatives - caps	—	92	—	—	92
Credit default swaps	—	222	—	619	841
	—	347	—	660	1,007	(2)
Non-derivative assets:
Investment in Ashford Inc.	12,628	—	—	—	12,628
Total	$12,628	$347	$—	$660	$13,635

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2017
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$118	$—	$12	$130
Interest rate derivatives - caps	—	4	—	—	4
Credit default swaps	—	102	—	358	460
	—	224	—	370	594	(2)
Non-derivative assets:
Investment in Ashford Inc.	18,124	—	—	—	18,124
Total	$18,124	$224	$—	$370	$18,718
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(57)		$(135)		$(84)		$(894)
Interest rate derivatives - caps	(256)		(61)		(261)		(317)
Credit default swaps	15	(1)	—		120	(1)	—
Options on futures contracts	—		(19)		—		(58)

Non-derivative assets:
Investment in Ashford Inc.	(6,024)		(1,563)		(5,496)		1,528
Total	$(6,322)		$(1,778)		$(5,721)		$259
Total combined
Interest rate derivatives - floors	$(57)		$(135)		$(84)		$(894)
Interest rate derivatives - caps	(256)		(61)		(261)		(317)
Credit default swaps	15		—		120		—
Options on futures contracts	—		96		—		213
Unrealized gain (loss) on derivatives	(298)		(100)		(225)		(998)
Realized gain (loss) on options on futures contracts	—		(115)	(2)	—		(271)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	(6,024)		(1,563)		(5,496)		1,528
Net	$(6,322)		$(1,778)		$(5,721)		$259
_______________

(1)
Excludes costs of $63 and $126 associated with credit default swaps for the three and six months ended June 30, 2018 included in “other income (expense)” in our condensed consolidated statements of operations.

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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$12,628	$12,628	$18,124	$18,124
Derivative assets	1,007	1,007	594	594
Financial assets not measured at fair value:
Cash and cash equivalents	$169,235	$169,235	$137,522	$137,522
Restricted cash	83,096	83,096	47,820	47,820
Accounts receivable, net	22,338	22,338	14,334	14,334
Insurance receivable	—	—	8,825	8,825
Note receivable	—	—	8,098	8,020 to 8,864
Due from related party, net	588	588	349	349
Due from third-party hotel managers	5,522	5,522	4,589	4,589
Financial liabilities not measured at fair value:
Indebtedness	$993,826	$942,117 to $1,041,287	$826,236	$ 780,243 to $ 862,372
Accounts payable and accrued expenses	63,976	63,976	56,803	56,803
Dividends and distributions payable	8,572	8,572	8,146	8,146
Due to Ashford Inc.	1,100	1,100	1,703	1,703
Due to third-party hotel managers	2,299	2,299	1,709	1,709
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
Note receivable. Fair value of the note receivable was determined by using similar loans with similar collateral. Since there is very little to no trading activity, we relied on our internal analysis of what we believe a willing buyer would pay for this note at December 31, 2017. We estimated the fair value of the note receivable to be approximately 1.0% lower to 9.5% higher than the carrying value of $8.1 million at December 31, 2017. This is considered a Level 2 valuation technique.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.8% to 104.8% of the carrying value of $993.8 million at June 30, 2018, and approximately 94.4% to 104.4% of the carrying value of $826.2 million at December 31, 2017. This is considered a Level 2 valuation technique.

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
The compensation committee of the board of directors of the Company approves performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Braemar OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of June 30, 2018, there are approximately 804,000 performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees.
As of June 30, 2018, we have issued a total of 1.9 million LTIP units (including performance-based LTIP units), net of forfeitures, all of which, other than approximately 295,000 LTIP units and 1.2 million performance based LTIP units issued from March 2015 to March 2018 had reached full economic parity with, and are convertible into, common units.
The following table presents compensation expense for performance LTIP units and LTIP units (in thousands):

		Three Months Ended June 30,			Six Months Ended June 30,
Type	Line Item	2018	2017		2018	2017
Performance LTIP units	Advisory services fee	$286	$(57)	(1)	$294	$(1,104)	(1)
LTIP units	Advisory services fee	$302	$130		$438	$173
LTIP units	Corporate, general and administrative	$—	$64		$—	$64
____________________________________

(1)	The credit to compensation expense is a result of lower fair values as compared to prior periods.
The unamortized fair value of performance-based LTIP units of $2.1 million at June 30, 2018 will be expensed over a period of 2.5 years, subject to future mark to market adjustments. The fair value of the unrecognized cost of LTIP units of $2.4 million at June 30, 2018, will be amortized over a period of 2.7 years, subject to future mark to market adjustments.
During the three and six months ended June 30, 2017, approximately 1,000 and 6,000 common units, with an aggregate redemption fair value of $15,000 and $82,000, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption. During the three and six months ended June 30, 2018, no common units were redeemed.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2018	December 31, 2017
Redeemable noncontrolling interests in Braemar OP	$47,818	$46,627
Adjustments to redeemable noncontrolling interests (1)	558	—
Ownership percentage of operating partnership	11.17%	11.43%
____________________________________

(1)	to reflect the excess of the redemption value over the accumulated historical costs.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allocated net income (loss) to the redeemable noncontrolling interests	$(1,235)	$343	$(1,527)	$598
Aggregate distributions to holders of common units, LTIP units and performance LTIP units	$822	$859	$1,644	$1,649
14. Equity and Stock-Based Compensation
Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Common stock dividends declared	$5,200	$5,112	$10,403	$10,195
Performance Stock Units—The compensation committee of the board of directors of the Company approves grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, generally, three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. At June 30, 2018, the outstanding PSUs had a fair value of $3.1 million.
The following table summarizes the compensation expense for PSUs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2018	2017	2018	2017
Advisory services fee	$292	$(8)	$1,869	$(808)
During the six months ended June 30, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his passing, in accordance with the terms of the awards. These amounts are included in “advisory services fee” on our condensed consolidated statements of operations.
As of June 30, 2018, we had unamortized compensation expense of $2.6 million related to PSUs which is expected to be recognized over a period of 2.5 years, subject to future mark to market adjustments.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to employees of Ashford LLC, included in “advisory services fee,” on our condensed consolidated statements of operations, employees of Remington Lodging, included in “management fees” on our condensed consolidated statements of operations and common

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

stock issued to our independent directors, which immediately vests, and is included in “corporate general and administrative” expense on our condensed consolidated statements of operations.
At June 30, 2018, the outstanding restricted shares had a fair value of $5.6 million. At June 30, 2018, the unamortized cost of the unvested shares of restricted stock was $4.9 million, which will be expensed over a period of 3.3 years, subject to future mark to market adjustments, and have vesting dates between March 2019 and November 2021.
The following table summarizes the stock-based compensation expense for restricted stock units (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2018	2017	2018	2017
Advisory services fee	$498	$271	$1,323	$389
Management fees	64	34	111	34
Corporate general and administrative	—	163	—	181
	$562	$468	$1,434	$604
During the six months ended June 30, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his passing, in accordance with the terms of the awards.
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were repurchased during the three and six months ended June 30, 2018 and 2017, pursuant to this authorization. As of June 30, 2018, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
At-the-Market Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million. As of June 30, 2018, no shares of our common stock have been sold under this program.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.2) million and $(4.8) million at June 30, 2018 and December 31, 2017, respectively.
The following table summarizes the (income) loss allocated to noncontrolling interests in consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Income) loss allocated to noncontrolling interests	$(89)	$(1,614)	$(47)	$(1,593)
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
At June 30, 2018, we had 5.0 million outstanding shares of Series B Convertible Preferred Stock that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The Series B Convertible Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Series B convertible preferred stock	$1,708	$1,707	$3,415	$3,380
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2018, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at June 30, 2018, we pay a) monthly property management fees equal to the greater of $13,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 2019 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2014 through 2017 remain subject to potential examination by certain federal and state taxing authorities.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2018 and December 31, 2017, all of our hotel properties were in the U.S. and its territories.

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Advisory services fee
Base advisory fee	$2,313	$2,276	$4,420	$4,279
Reimbursable expenses (1)	499	532	919	1,079
Equity-based compensation (2)	1,377	335	3,924	(1,350)
Incentive fee	691	—	861	—
Total	$4,880	$3,143	$10,124	$4,008
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In connection with the acquisition of the Bardessono Hotel in 2015 and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. agreed to provide $2.0 million of key money consideration in the form of furniture, fixtures and equipment to be used by Braemar. This arrangement is accounted for as a lease, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. Lease expense of $84,000 and $168,000 was recognized for the three and six months ended June 30, 2018, respectively, and was included in “other” hotel expense in the consolidated statements of operations. For the three and six months ended June 30, 2017, this expense was $84,000 and $168,000.
Certain employees of Remington Lodging, who perform work on behalf of Braemar, were granted approximately 22,000 and 21,000 shares of restricted stock under the Braemar Stock Plan in 2017 and 2018, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our condensed consolidated statements of operations. For the three and six months ended June 30, 2018, expense related to such grants was $64,000 and $111,000, respectively. For both the three and six months ended June 30, 2017, expense related to such grants was $34,000. The unamortized fair value of these grants was $429,000 as of June 30, 2018, which will be amortized over a period of 2.7 years.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts paid by us for those services and the applicable classification on our condensed consolidated financial statements (in thousands):

		Three Months Ended June 30, 2018
Company	Product or Service	Transaction Amount	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
OpenKey	Mobile key app	$4	$—	$—	$4	$—
Pure Rooms	“Allergy friendly” premium rooms	10	—	—	10	—
RED Leisure	Watersports activities and travel/transportation services	180	—	—	180	—
Lismore Capital	Mortgage placement services	999	—	(999)	—	—
Ashford LLC	Insurance claims services	31	—	—	—	31
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

		Six Months Ended June 30, 2018
Company	Product or Service	Transaction Amount	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
OpenKey	Mobile key app	$12	$—	$—	$12	$—
Pure Rooms	“Allergy friendly” premium rooms	19	—	—	19	—
RED Leisure	Watersports activities and travel/transportation services	360	—	—	360	—
Lismore Capital	Mortgage placement services	999	—	(999)	—	—
Ashford LLC	Insurance claims services	69	—	—	—	69
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the due to Ashford Inc. (in thousands):

		June 30, 2018	December 31, 2017
Company	Product or Service	Due to Ashford Inc.
Ashford LLC	Advisory services	$1,065	$1,654
Ashford LLC	Insurance claims services	32	—
OpenKey	Mobile key app	3	4
Pure Rooms	“Allergy friendly” premium rooms	—	45
		$1,100	$1,703

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc. (formerly Ashford Hospitality Prime, Inc.), a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership (formerly Ashford Hospitality Prime Limited Partnership), a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Ashford Trust” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership.” “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Remington Lodging” refers to Remington Lodging and Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation (formerly Ashford Prime TRS Corporation), a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton, St. Thomas hotel.
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2017 10-K and any subsequent updates to this disclosure in our Quarterly Reports on Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2018, we owned interests in twelve hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,549 total rooms, or 3,314 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
On April 23, 2018, in connection with our name change, we entered into the Fifth Amended and Restated Advisory Agreement with Ashford LLC (the “Fifth Amended and Restated Advisory Agreement”). The Fifth Amended and Restated Advisory Agreement amends the prior amended and restated advisory agreement only to reflect the name change and does not amend or otherwise alter the rights of any of the parties thereto.
Pursuant to the termination provisions of the Fifth Amended and Restated Advisory Agreement, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended June 30, 2018, are as follows (in thousands):

Revenues	$18,384
Expenses	(7,178)
Net Earnings	$11,206
Recent Developments
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an 8.2% ownership interest, which investment was approved by our Related Party Transactions Committee and the independent members of our board of directors. OpenKey is a hospitality focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guestrooms.
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida for $171.7 million and a 22-acre plot of vacant land for $9.7 million. Concurrent with the completion of the acquisition, the Company completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR +

2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 23, 2018, the Company refinanced two mortgage loans totaling $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by four hotels: Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Philadelphia Courtyard Downtown and Sofitel Chicago Magnificent Mile.
On June 1, 2018, the Company completed the sale of the 293-room Tampa Renaissance in Tampa, Florida for $68.0 million. The sale resulted in a gain of $15.7 million for both the three and six months ended June 30, 2018 and is included in “gain (loss) on sale of hotel property” in our condensed consolidated statements of operations. The closing of the sale completed a reverse 1031 exchange that was initiated to acquire the Ritz-Carlton, Sarasota.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 64.8% and 64.4% of our total hotel revenue for the three and six months ended June 30, 2018, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use funds from operations (“FFO”), Adjusted FFO (“AFFO”), earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) and Adjusted EBITDAre as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Revenue
Rooms	$78,439	$79,449	$(1,010)	(1.3)%
Food and beverage	25,393	27,980	(2,587)	(9.2)
Other	17,286	8,626	8,660	100.4
Total hotel revenue	121,118	116,055	5,063	4.4
Other	—	37	(37)	(100.0)
Total revenue	121,118	116,092	5,026	4.3
Expenses
Hotel operating expenses:
Rooms	16,652	17,613	961	5.5
Food and beverage	17,287	19,263	1,976	10.3
Other expenses	33,768	32,021	(1,747)	(5.5)
Management fees	4,501	4,209	(292)	(6.9)
Total hotel expenses	72,208	73,106	898	1.2
Property taxes, insurance and other	6,077	5,370	(707)	(13.2)
Depreciation and amortization	14,811	13,469	(1,342)	(10.0)
Impairment charges	59	—	(59)
Advisory services fee	4,880	3,143	(1,737)	(55.3)
Contract modification cost	—	5,000	5,000	100.0
Transaction costs	461	2,066	1,605	77.7
Corporate general and administrative	1,206	1,531	325	21.2
Total expenses	99,702	103,685	3,983	3.8
Operating income (loss)	21,416	12,407	9,009	72.6
Equity in earnings (loss) of unconsolidated entity	(62)	—	(62)	—
Interest income	230	165	65	39.4
Gain (loss) on sale of hotel property	15,711	—	15,711
Other income (expense)	(63)	(113)	50	44.2
Interest expense and amortization of loan costs	(12,678)	(9,931)	(2,747)	(27.7)
Write-off of loan costs and exit fees	(4,176)	—	(4,176)
Unrealized gain (loss) on investment in Ashford Inc.	(6,024)	(1,563)	(4,461)	(285.4)
Unrealized gain (loss) on derivatives	(298)	(100)	(198)	(198.0)
Income (loss) before income taxes	14,056	865	13,191	1,525.0
Income tax (expense) benefit	(1,202)	(479)	(723)	(150.9)
Net income (loss)	12,854	386	12,468	3,230.1
(Income) loss from consolidated entities attributable to noncontrolling interest	(89)	(1,614)	1,525	94.5
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,235)	343	(1,578)	(460.1)
Net income (loss) attributable to the Company	$11,530	$(885)	$12,415	(1,402.8)%

All hotel properties owned for the three months ended June 30, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended June 30, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
Plano Marriott Legacy Town Center	Plano, TX	Disposition	November 1, 2017
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended June 30,
	2018	2017
Occupancy	84.90%	84.07%
ADR (average daily rate)	$278.96	$263.65
RevPAR (revenue per available room)	$236.85	$221.65
Rooms revenue (in thousands)	$78,439	$79,449
Total hotel revenue (in thousands)	$121,118	$116,055
The following table illustrates the key performance indicators of the ten hotel properties that were included for the full three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Occupancy	85.88%	85.30%
ADR (average daily rate)	$271.08	$275.16
RevPAR (revenue per available room)	$232.80	$234.72
Rooms revenue (in thousands)	$65,794	$68,288
Total hotel revenue (in thousands)	$94,634	$99,178
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $12.4 million, from a net loss of $885,000 for the three months ended June 30, 2017 (the “2017 quarter”) to net income of $11.5 million for the three months ended June 30, 2018 (the “2018 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $1.0 million, or 1.3%, to $78.4 million during the 2018 quarter compared to the 2017 quarter. During the 2018 quarter, we experienced a 5.8% increase in room rates and an 83 basis point increase in occupancy. Rooms revenue at our ten comparable hotel properties decreased $2.5 million due to a decrease in room rates of 1.5%, partially offset by a 58 basis point increase in occupancy. Rooms revenue decreased (i) $5.9 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria. During the 2018 quarter approximately 82 rooms were in service as the hotel is being renovated; (ii) $5.2 million at the Plano Marriott Legacy Town Center as a result of its sale on November 1, 2017; (iii) $1.1 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (iv) $177,000 at the Key West Pier House as a result of a 397 basis point decrease in occupancy, partially offset by 1.0% higher room rates at the hotel; (v) $60,000 at the Bardessono Hotel as a result of a 253 basis point decrease in occupancy, partially offset by 1.6% higher room rates at the hotel; and (vi) $41,000 at the Chicago Sofitel Magnificent Mile as a result of a 395 basis point decrease in occupancy due to a renovation during the 2018 quarter, partially offset by 4.1% higher room rates at the hotel. These decreases were partially offset by increases of (i) $6.3 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) $1.5 million at the Hotel Yountville as a result of its acquisition on May 11, 2017; (iii) $2.2 million at the San Francisco Courtyard Downtown as a result of 13.6% higher room rates and a 975 basis point increase in occupancy at the hotel due to a renovation during the 2017 quarter; (iv) $570,000 at the Philadelphia Courtyard as a result of 2.1% higher room rates and a 449 basis point increase in occupancy at the hotel; (v) $293,000 at the Hilton La Jolla Torrey Pines as a result of 4.1% higher room rates and a 57 basis point increase in occupancy at the hotel; (vi) $289,000 at the Seattle Marriott Waterfront as a result of 3.9% higher room rates, partially offset by a 131 basis point decrease in occupancy at the hotel; (vii) $275,000 at the Capital Hilton as a result of 5.4% higher room rates, partially offset by a 287 basis point decrease in occupancy at the hotel; and (viii) $44,000 at the Park Hyatt Beaver Creek as a result of 4.0% higher room rates, partially offset by a 62 basis point decrease in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue decreased $2.6 million, or 9.2%, to $25.4 million during the 2018 quarter compared to the 2017 quarter. This decrease is primarily attributable to a decrease in food and beverage revenue of $4.4 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes; $3.4 million at the Plano Marriott Legacy Town Center and $615,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease in food and beverage revenue of $1.5 million at the Seattle Marriott Waterfront, Capital Hilton, Key West Pier House, and Hilton La Jolla Torrey Pines. These decreases were partially offset by increases of $184,000 at the Hotel Yountville and $6.1 million at the Ritz-Carlton, Sarasota due to their acquisitions on May 11, 2017 and April 4, 2018, respectively, and an aggregate increase in food and beverage revenue of $1.0 million at the Philadelphia Courtyard, Park Hyatt Beaver Creek Resort & Spa, Chicago Sofitel Magnificent Mile, San Francisco Courtyard Downtown and Bardessono Hotel.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, increased $8.7 million, or 100.4%, to $17.3 million during the 2018 quarter compared to the 2017 quarter. During the 2018 quarter we recognized business interruption revenue of $5.2 million at the Ritz-Carlton, St. Thomas and $190,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. We also recorded $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. This increase is also attributable to an increase in other hotel revenue $125,000 at the Hotel Yountville and $2.7 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on May 11, 2017 and April 4, 2018, respectively. There was also an aggregate increase of $615,000 at the Chicago Sofitel Magnificent Mile, San Francisco Courtyard Downtown, Key West Pier House, Seattle Marriott Waterfront, Bardessono Hotel and Park Hyatt Beaver Creek. These increases were partially offset by lower other hotel revenue of $290,000 at the Plano Marriott Legacy Town Center and $75,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease of $3.2 million at the Ritz-Carlton, St. Thomas, Hilton La Jolla Torrey Pines, Philadelphia Courtyard and Capital Hilton.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $37,000, or 100.0%, to $0 in the 2018 quarter compared to the 2017 quarter. The decrease is attributable to the disposition of Plano Marriott Legacy Town Center which included Texas margin tax recoveries from guests in the 2017 quarter.
Rooms Expense. Rooms expense decreased $961,000, or 5.5%, to $16.7 million in the 2018 quarter compared to the 2017 quarter. This decrease is attributable to $1.8 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $993,000 at the Plano Marriott Legacy Town Center and $262,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively. There was also an aggregate decrease of $466,000 at the Chicago Sofitel Magnificent Mile, Bardessono Hotel, Key West Pier House, Seattle Marriott Waterfront, and Capital Hilton. This decrease was partially offset by an increase of $297,000 at the Hotel Yountville and $1.7 million at the Ritz-Carlton, Sarasota, as a result of their acquisitions on May 11, 2017 and April 4, 2018, respectively, and an aggregate increase in rooms expense of $614,000 at the San Francisco Courtyard Downtown, Park Hyatt Beaver Creek, Hilton La Jolla Torrey Pines, and Philadelphia Courtyard.
Food and Beverage Expense. Food and beverage expense decreased $2.0 million, or 10.3%, to $17.3 million during the 2018 quarter compared to the 2017 quarter. The decrease is attributable $3.5 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $1.7 million at the Plano Marriott Legacy Town Center and $386,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease of $581,000 at our remaining comparable hotel properties. These decreases were partially offset by increases of $167,000 at the Hotel Yountville and $4.0 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on May 11, 2017 and April 4, 2018, respectively.
Other Operating Expenses. Other operating expenses increased $1.7 million, or 5.5%, to $33.8 million in the 2018 quarter compared to the 2017 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $585,000 in direct expenses and an increase of $1.2 million in indirect expenses and incentive management fees in the 2018 quarter as compared to the 2017 quarter. Direct expenses were 2.8% of total hotel revenue for the 2018 quarter and 2.5% for the 2017 quarter. The increase in direct expenses is primarily attributable to increases of $45,000 at the Hotel Yountville and $1.6 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on May 11, 2017 and April 4, 2018, respectively. The increase was partially offset by decreases in other operating expenses of $937,000 at Ritz-Carlton, St. Thomas as a result of the hurricanes, $69,000 at our remaining comparable hotel properties and $42,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales. The increase in indirect expenses is attributable to increases in (i) incentive management fees of $846,000 including $1.2 million at our remaining comparable hotel properties and $233,000 from the acquisitions of Hotel Yountville and Ritz-Carlton, Sarasota, partially offset by decreases of $528,000 from the sales of the Plano Marriott Legacy Town Center and Tampa Renaissance and $91,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes; (ii) general and administrative costs of $424,000 including $2.1 million at the Hotel Yountville and Ritz-Carlton, Sarasota and $193,000 at our remaining comparable hotel properties, partially offset by a decrease of $982,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $895,000 at Ritz-Carlton, St. Thomas as a result of the hurricanes; and (iii) repairs and maintenance of $71,000 including $756,000 at the Hotel Yountville and Ritz-Carlton, Sarasota and $56,000 at our remaining comparable hotel properties, partially offset by a decrease of $384,000 at the Ritz-Carlton, St. Thomas and $357,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales. These increases were partially offset by decreases in (i) lease expense of $151,000, comprised of a decrease of $59,000 at the Hotel Yountville and Ritz-Carlton, Sarasota, $20,000 at the Ritz-Carlton, St. Thomas and $83,000 at our remaining comparable hotel properties, partially offset by an increase of $11,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance; and (ii) energy costs of $32,000, comprised of a decrease of $254,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales, $157,000 at the Ritz-Carlton, St. Thomas, and $68,000 at our remaining comparable hotel properties, partially offset by an increase of $447,000 at the Hotel Yountville and Ritz-Carlton, Sarasota.
Management Fees. Base management fees increased $292,000, or 6.9%, to $4.5 million in the 2018 quarter compared to the 2017 quarter. The increase is comprised of an increase of $510,000 at the Hotel Yountville and Ritz-Carlton, Sarasota and $211,000 at our remaining comparable hotel properties. These increases were partially offset by a decrease of $217,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes and $212,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $707,000, or 13.2%, to $6.1 million in the 2018 quarter compared to the 2017 quarter, which is attributable to increases of $29,000 at the Hotel Yountville and $731,000 at the Ritz-Carlton, Sarasota as a result of their acquisitions in May 2017 and April 2018, respectively, and $540,000 at our remaining comparable hotel properties. These increases were partially offset by a decrease of $475,000 at the Plano Marriott Legacy Town Center and $43,000 at the Tampa Renaissance as a result of their sales in November 2017 and June 2018, respectively, and $75,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 10.0%, to $14.8 million for the 2018 quarter compared to the 2017 quarter, which is due to an aggregate increase of $2.6 million at the Hotel Yountville and Ritz-Carlton, Sarasota and $1.3 million at our remaining comparable hotel properties, partially offset by a decrease of $1.8 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $708,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Impairment Charges. We recorded impairment charges of $59,000 in the 2018 quarter. The impairment charges are related to damages incurred at the Key West Pier House as a result of changes in the estimates of property damage from the hurricanes.
Advisory Services Fee. Advisory services fee increased $1.7 million, or 55.3%, to $4.9 million in the 2018 quarter compared to the 2017 quarter due to increases in equity-based compensation of $1.0 million, incentive fee of $691,000 and base advisory fee of $37,000. These increases were partially offset by a decrease of $33,000 in reimbursable expenses. In the 2018 period, we recorded an advisory services fee of $4.9 million, which included a base advisory fee of $2.3 million, reimbursable expenses of $499,000, an incentive fee of $691,000 and $1.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2017 period, we recorded an advisory services fee of $3.1 million which included a base advisory fee of $2.3 million, reimbursable expenses of $532,000 and equity-based compensation expense of $335,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Contract Modification Cost. In 2017, we recorded a $5.0 million one-time payment to Ashford LLC upon entering into the Fourth Amended and Restated Advisory Agreement.
Transaction Costs. In the 2018 quarter, we recorded transaction costs of $461,000 primarily related to the acquisition of the Ritz-Carlton, Sarasota. In the 2017 quarter, we recorded transaction costs of $2.1 million primarily related to the acquisitions of the Hotel Yountville and Park Hyatt Beaver Creek.
Corporate General and Administrative. Corporate general and administrative expense decreased $325,000, or 21.2%, to $1.2 million in the 2018 quarter compared to the 2017 quarter as a result of lower public company costs of $152,000 and equity-based compensation to non-employee directors of $227,000, partially offset by higher professional fees of $34,000 and miscellaneous expenses of $20,000.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $62,000 in the 2018 quarter related to our investment in OpenKey. We did not have an investment in OpenKey during the 2017 quarter.

Interest Income. Interest income increased $65,000, or 39.4%, to $230,000 for the 2018 quarter compared to the 2017 quarter.
Gain (loss) on sale of hotel property. In the 2018 quarter, we recorded a gain of $15.7 million related the sale of the Tampa Renaissance on June 1, 2018.
Other Income (Expense). We recorded other expense of $63,000 related to CMBX premiums and usage fees in the 2018 quarter. In the 2017 quarter, we recognized a realized loss of $113,000 related to the maturity of options on futures contracts.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $2.7 million, or 27.7%, to $12.7 million for the 2018 quarter compared to the 2017 quarter. The increase is primarily due to new mortgage loans associated with the acquisitions of the Hotel Yountville and Ritz-Carlton, Sarasota as well as a higher average LIBOR rate. The average LIBOR rates for the 2018 quarter and the 2017 quarter were 1.91% and 1.06%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $4.2 million for the 2018 quarter, resulting from the write-off of unamortized loan costs of $1.6 million and exit fees of $2.6 million associated with the refinancing of two mortgage loans. There were no write-off of loan costs and exit fees during the 2017 quarter.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. increased $4.5 million, or 285.4%, to $6.0 million in the 2018 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $298,000 for the 2018 quarter consisted of a $256,000 unrealized loss on interest rate caps and a $57,000 unrealized loss on interest rate floors, partially offset by a $15,000 unrealized gain on CMBX credit default swaps. Unrealized loss on derivatives of $100,000 for the 2017 period consisted of a $135,000 unrealized loss on interest rate floors and a $61,000 unrealized loss on interest rate caps, partially offset by a $96,000 unrealized gain on options on futures contracts. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $723,000, or 150.9%, to $1.2 million for the 2018 quarter. This increase was primarily due to an increase in the profitability of the Company’s taxable REIT subsidiaries in the 2018 quarter compared to the 2017 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $89,000 and $1.6 million for the 2018 quarter and the 2017 quarter, respectively. At June 30, 2018, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.2 million and net loss of $343,000 for the 2018 quarter and the 2017 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 11.17% and 11.71% as of June 30, 2018 and 2017, respectively.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Revenue
Rooms	$143,946	$146,867	$(2,921)	(2.0)%
Food and beverage	48,893	52,453	(3,560)	(6.8)
Other	30,768	13,991	16,777	119.9
Total hotel revenue	223,607	213,311	10,296	4.8
Other	—	77	(77)	(100.0)
Total revenue	223,607	213,388	10,219	4.8
Expenses
Hotel operating expenses:
Rooms	31,570	33,410	1,840	5.5
Food and beverage	32,907	36,124	3,217	8.9
Other expenses	63,432	59,752	(3,680)	(6.2)
Management fees	8,118	7,754	(364)	(4.7)
Total hotel expenses	136,027	137,040	1,013	0.7
Property taxes, insurance and other	11,681	10,444	(1,237)	(11.8)
Depreciation and amortization	27,817	25,440	(2,377)	(9.3)
Impairment charges	71	—	(71)
Advisory services fee	10,124	4,008	(6,116)	(152.6)
Contract modification cost	—	5,000	5,000	100.0
Transaction costs	949	6,394	5,445	85.2
Corporate general and administrative	1,234	5,405	4,171	77.2
Total expenses	187,903	193,731	5,828	3.0
Operating income (loss)	35,704	19,657	16,047	81.6
Equity in earnings (loss) of unconsolidated entity	(65)	—	(65)
Interest income	430	277	153	55.2
Gain (loss) on sale of hotel property	15,711	—	15,711
Other income (expense)	(126)	(270)	144	53.3
Interest expense and amortization of loan costs	(22,857)	(18,133)	(4,724)	(26.1)
Write-off of loan costs and exit fees	(4,178)	(1,963)	(2,215)	(112.8)
Unrealized gain (loss) on investment in Ashford Inc.	(5,496)	1,528	(7,024)	(459.7)
Unrealized gain (loss) on derivatives	(225)	(998)	773	77.5
Income (loss) before income taxes	18,898	98	18,800	(19,183.7)
Income tax (expense) benefit	(1,774)	(1)	(1,773)	(177,300.0)
Net income (loss)	17,124	97	17,027	17,553.6
(Income) loss from consolidated entities attributable to noncontrolling interests	(47)	(1,593)	1,546	97.0
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,527)	598	(2,125)	(355.4)
Net income (loss) attributable to the Company	$15,550	$(898)	$16,448	1,831.6%

All hotel properties owned for the six months ended June 30, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the six months ended June 30, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
Plano Marriott Legacy Town Center	Plano, TX	Disposition	November 1, 2017
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Six Months Ended June 30,
	2018	2017
Occupancy	81.87%	81.35%
ADR (average daily rate)	$272.91	$261.03
RevPAR (revenue per available room)	$223.45	$212.35
Rooms revenue (in thousands)	$143,946	$146,867
Total hotel revenue (in thousands)	$223,607	$213,311
The following table illustrates the key performance indicators of the nine hotel properties that were included for the full six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Occupancy	83.33%	83.37%
ADR (average daily rate)	$255.51	$272.56
RevPAR (revenue per available room)	$212.90	$227.24
Rooms revenue (in thousands)	$112,345	$123,640
Total hotel revenue (in thousands)	$162,968	$175,466
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $16.4 million, from a net loss of $898,000 for the six months ended June 30, 2017 (the “2017 period”), to net income of $15.6 million for the six months ended June 30, 2018 (the “2018 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $2.9 million, or 2.0%, to $143.9 million during the 2018 period compared to the 2017 period. During the 2018 period, we experienced a 4.6% increase in room rates and a 52 basis point increase in occupancy. Rooms revenue at our nine comparable hotel properties decreased $11.3 million due to a decrease in room rates of 6.3% and a 4 basis point decrease in occupancy. Rooms revenue decreased (i) $13.8 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria. During the 2018 period approximately 82 rooms were in service as the hotel is being renovated; (ii) $10.3 million at the Plano Marriott Legacy Town Center as a result of its sale on November 1, 2017; (iii) $1.0 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (iv) $1.6 million at the Capital Hilton as a result of 1.1% lower room rates and a 540 basis point decrease in occupancy at the hotel due to a renovation during the 2018 period and the presidential inauguration that occurred in the 2017 period; (v) $386,000 at the Key West Pier House as a result of a 377 basis point decrease in occupancy, partially offset by 0.6% higher room rates at the hotel; (vi) $168,000 at the Bardessono Hotel as a result of a 343 basis point decrease in occupancy, partially offset by 1.7% higher room rates at the hotel; and (vii) $95,000 at the Chicago Sofitel Magnificent Mile as a result of a 372 basis point decrease in occupancy, as a result of a renovation, partially offset by 4.1% higher room rates at the hotel. These decreases were partially offset by increases of (i) $9.8 million at the Park Hyatt Beaver Creek as a result of its acquisition on March 31, 2017; (ii) $3.6 million at the Hotel Yountville as a result of its acquisition on May 11, 2017; (iii) $6.3 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (iv) $2.0 million at the San Francisco Courtyard Downtown as a result of 4.0% higher room rates and a 577 basis point increase in occupancy at the hotel; (iii) $1.8 million at the Philadelphia Courtyard as a result of 7.2% higher room rates and a 506 basis point increase in occupancy at the hotel due to a renovation during the 2017 period; (iv) $643,000 at the Hilton La Jolla Torrey Pines as a result of 1.0% higher room rates and a 346 basis point increase in occupancy at the hotel; and (v) $378,000 at the Seattle Marriott Waterfront as a result of 5.4% higher room rates, partially offset by a 296 basis point decrease in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue decreased $3.6 million, or 6.8%, to $48.9 million during the 2018 period compared to the 2017 period. This overall decrease is due to a decrease of $7.7 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes; $6.6 million at the Plano Marriott Legacy Town Center and $786,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease in food and beverage revenue of $2.1 million at the Seattle Marriott Waterfront, Capital Hilton, Key West Pier House, and Bardessono Hotel. These decreases were partially offset by increases of $5.0 million at the Park Hyatt Beaver Creek, $507,000 at the Hotel Yountville and $6.1 million at the Ritz-Carlton, Sarasota due to their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively, and an aggregate increase in food and beverage revenue of $2.0 million at the Hilton La Jolla Torrey Pines, Philadelphia Courtyard, Chicago Sofitel Magnificent Mile, and San Francisco Courtyard Downtown.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $16.8 million, or 119.9%, to $30.8 million during the 2018 period compared to the 2017 period. During the 2018 period we recognized business interruption revenue of $10.1 million at the Ritz-Carlton, St. Thomas and Key West Pier House and $1.9 million, net of deductibles of $500,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. We also recorded $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. This increase is also attributable to an increase in other hotel revenue of $3.6 million at the Park Hyatt Beaver Creek, $306,000 at the Hotel Yountville and $2.7 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. There was also an aggregate increase of $769,000 at the Chicago Sofitel Magnificent Mile, Key West Pier House, San Francisco Courtyard Downtown, Seattle Marriott Waterfront, Philadelphia Courtyard and Bardessono Hotel. These increases were partially offset by lower other hotel revenue of $530,000 at the Plano Marriott Legacy Town Center and $67,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease of $5.4 million at the Ritz-Carlton, St. Thomas, Hilton La Jolla Torrey Pines and Capital Hilton.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $77,000, or 100.0%, to $0 in the 2018 period compared to the 2017 period. The decrease is attributable to the disposition of Plano Marriott Legacy Town Center which included Texas margin tax recoveries from guests in the 2017 period.
Rooms Expense. Rooms expense decreased $1.8 million, or 5.5%, to $31.6 million in the 2018 period compared to the 2017 period. The decrease is attributable to a decrease of $3.7 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $1.9 million at the Plano Marriott Legacy Town Center and $276,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively. There was also an aggregate decrease of $757,000 at the Chicago Sofitel Magnificent Mile, Capital Hilton, Bardessono Hotel and Key West Pier House. This decrease was partially offset by an increase of $1.5 million at the Park Hyatt Beaver Creek, $862,000 at the Hotel Yountville and $1.7 million at the Ritz-Carlton, Sarasota, as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. There was also an aggregate increase of $838,000 at the San Francisco Courtyard Downtown, Philadelphia Courtyard, Hilton La Jolla Torrey Pines and Seattle Marriott Waterfront
Food and Beverage Expense. Food and beverage expense decreased $3.2 million, or 8.9%, to $32.9 million during the 2018 period compared to the 2017 period. The decrease is attributable to $6.3 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $3.2 million at the Plano Marriott Legacy Town Center and $424,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease of $825,000 at our remaining comparable hotel properties. These decreases were partially offset by increases of $3.1 million at the Park Hyatt Beaver Creek, $532,000 at the Hotel Yountville and $4.0 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively.
Other Operating Expenses. Other operating expenses increased $3.7 million, or 6.2%, to $63.4 million in the 2018 period compared to the 2017 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $1.2 million in direct expenses and $2.4 million in indirect expenses and incentive management fees in the 2018 period compared to the 2017 period. Direct expenses were 2.7% of total hotel revenue for the 2018 period and 2.2% for the 2017 period. The increase in direct expenses is primarily attributable to increases of $1.8 million at the Park Hyatt Beaver Creek, $123,000 at the Hotel Yountville and $1.6 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and

April 4, 2018, respectively. The increase was partially offset by decreases of $1.9 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $269,000 at our remaining comparable hotel properties and $67,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales. The increase in indirect expenses is attributable to increases in (i) incentive management fees of $1.4 million including $1.8 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and an aggregate increase of $1.0 million at our remaining comparable hotel properties, partially offset by decreases of $667,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes and $774,000 from the sales of the Plano Marriott Legacy Town Center and Tampa Renaissance; (ii) energy costs of $399,000, comprised of an increase of $828,000 at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota, $40,000 at our remaining comparable hotel properties, partially offset by a decrease of $426,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $43,000 at the Ritz-Carlton, St. Thomas; (iii) general and administrative costs of $383,000, including $3.7 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $272,000 at our remaining comparable hotel properties, partially offset by a decrease of $1.9 million from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $1.6 million at Ritz-Carlton, St. Thomas as a result of the hurricanes; (iv) marketing costs of $232,000, including $1.8 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and an aggregate increase of $964,000 at our remaining comparable hotel properties, partially offset by a decrease of $1.4 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $1.1 million at the Ritz-Carlton, St. Thomas; and (v) repairs and maintenance of $18,000 including $1.2 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $121,000 at our remaining comparable hotel properties, partially offset by a decrease of $671,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $628,000 at the Ritz-Carlton, St. Thomas.
Management Fees. Base management fees increased $364,000, or 4.7%, to $8.1 million in the 2018 period compared to the 2017 period. The increase is comprised of an increase of $1.1 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $190,000 at our remaining comparable hotel properties. These increases are partially offset by a decrease of $473,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $491,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.2 million, or 11.8%, to $11.7 million in the 2018 period compared to the 2017 period, which is attributable to increases of $760,000 at the Park Hyatt Beaver Creek, $352,000 at the Hotel Yountville and $731,000 at the Ritz-Carlton, Sarasota as a result of their acquisitions in March 2017, May 2017 and April 2018, respectively, and $360,000 at our remaining comparable hotel properties. These increases were partially offset by a decrease $830,000 at the Plano Marriott Legacy Town Center and $55,000 at the Tampa Renaissance as a result of their sales in November 2017 and June 2018, respectively, and $81,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 9.3%, to $27.8 million for the 2018 period compared to the 2017 period due to an aggregate increase of $4.1 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $2.6 million at our remaining comparable hotel properties, partially offset by a decrease of $3.0 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $1.3 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Impairment Charges. In the 2018 period we recorded an impairment charge of $59,000 at the Key West Pier House and $12,000 at the Tampa Renaissance as a result of changes in the estimates of property damage from the hurricanes.
Advisory Services Fee. Advisory services fee increased $6.1 million, or 152.6%, to $10.1 million in the 2018 period compared to the 2017 period due to increases in equity-based compensation of $5.3 million, incentive fee of $861,000 and base advisory fee of $141,000. These increases were partially offset by a decrease of $160,000 in reimbursable expenses. In the 2018 period, we recorded an advisory services fee of $10.1 million, which included a base advisory fee of $4.4 million, reimbursable expenses of $919,000, an incentive fee of $861,000 and $3.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. During the six months ended June 30, 2018, approximately $2.2 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his passing, in accordance with the terms of the awards. In the 2017 period, we recorded an advisory services fee of $4.0 million which included a base advisory fee of $4.3 million, reimbursable expenses of $1.1 million and a credit to equity-based compensation expense in the amount of $1.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values at June 30, 2017 as compared to December 31, 2016.
Contract Modification Cost. In the 2017 period, we recorded a $5.0 million one-time payment to Ashford LLC upon entering into the Fourth Amended and Restated Advisory Agreement.

Transaction Costs. In the 2018 period, we recorded transaction costs of $949,000 primarily related to the acquisition of Ritz-Carlton, Sarasota. In the 2017 period, we recorded transaction costs of $6.4 million related to the acquisitions of Park Hyatt Beaver Creek and the Hotel Yountville.
Corporate General and Administrative. Corporate general and administrative expenses decreased $4.2 million, or 77.2%, to $1.2 million in the 2018 period compared to the 2017 period. In the 2017 period we incurred professional fees associated with the proxy contest and litigation of $2.0 million. In the 2018 period we recorded insurance recoveries related to the proxy contest and litigation of $1.2 million. This resulted in a decrease in professional fees associated with the proxy contest and litigation of $3.2 million in the 2018 period compared to the 2017 period. We also incurred lower other professional fees of $322,000, miscellaneous expenses of $281,000, public company costs of $172,000 and equity-based compensation to non-employee directors of $245,000 in the 2018 period compared to the 2017 period.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $65,000 in the 2018 period related to our investment in OpenKey. We did not have an investment in OpenKey during the 2017 period.
Interest Income. Interest income increased $153,000, or 55.2%, to $430,000 for the 2018 period compared to the 2017 period.
Gain (loss) on sale of hotel property. In the 2018 period, we recorded a gain of $15.7 million related the sale of the Tampa Renaissance on June 1, 2018.
Other Income (Expense). Other expense decreased $144,000 from $270,000 to $126,000 in the 2018 period compared to the 2017 period. In the 2018 period, we recorded other expense of $126,000 related to CMBX premiums and usage fees. In the 2017 period, we recognized a realized loss of $270,000 related to options on futures contracts.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $4.7 million, or 26.1%, to $22.9 million for the 2018 period compared to the 2017 period. The increase is primarily due to new mortgage loans associated with the acquisitions of the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota as well as a higher average LIBOR rate. The average LIBOR rates for the 2018 period and the 2017 period were 1.78% and 0.94%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees were $4.2 million for the 2018 period, resulting from the write-off of unamortized loan costs of $1.6 million and exit fees of $2.6 million associated with the refinancing of two mortgage loans. Write-off of loan costs and exit fees were $2.0 million for the 2017 period, resulting from the write-off of unamortized loan costs of $107,000 and exit fees of $1.9 million associated with the refinancing of three mortgage loans.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $7.0 million, or 459.7%, from an unrealized gain of $1.5 million in the 2017 period to an unrealized loss of $5.5 million in the 2018 period. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $225,000 for the 2018 period consisted of a $261,000 unrealized loss on interest rate caps and a $84,000 unrealized loss on interest rate floors, partially offset by a $120,000 unrealized gain on CMBX credit default swaps. Unrealized loss on derivatives of $998,000 for the 2017 period consisted of a $894,000 unrealized loss on interest rate floors and a $317,000 unrealized loss on interest rate caps, partially offset by a $213,000 unrealized gain on options on futures contracts. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is primarily based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $1.8 million, from $1,000 for the 2017 period to $1.8 million for the 2018 period. This change was primarily due to an increase in the profitability of our TRSs in the 2018 period compared to the 2017 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $47,000 and $1.6 million for the 2018 period and the 2017 period, respectively. At both June 30, 2018 and 2017, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.5 million and net loss $598,000 for the 2018 period and the 2017 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 11.17% and 11.71% as of June 30, 2018 and 2017, respectively.

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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2018, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with Morgan Stanley & Co. LLC and UBS Securities LLC, each acting as a sales agent (the “Equity Distribution Agreements”). Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of June 30, 2018, no shares of our common stock have been sold under this program.
On April 4, 2018, in connection with the acquisition of the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida, the Company completed the financing of a $100 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.

On May 23, 2018, the Company refinanced two mortgage loans totaling $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by four hotels: Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Philadelphia Courtyard Downtown and Sofitel Chicago Magnificent Mile.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
Consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value (based on property capitalization rates defined within the secured revolving credit facility agreement) not to exceed 60%. Our ratio was 49.9% at June 30, 2018.

•	Consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	Consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. Our ratio was 2.12x at June 30, 2018.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at June 30, 2018.
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
Sources and Uses of Cash
We had approximately $169.2 million and $137.5 million of cash and cash equivalents at June 30, 2018 and December 31, 2017, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $38.7 million and $30.6 million for the six months ended June 30, 2018 and 2017, respectively. Cash flows from operations are impacted by changes in hotel operations of our nine comparable hotel properties, the sale of the Plano Marriott Legacy Town Center on November 1, 2017 and the Tampa Renaissance on June 1, 2018 as well as the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017, Hotel Yountville on May 11, 2017, and Ritz-Carlton, Sarasota on April 4, 2018. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2018, net cash flows used in investing activities were $122.3 million. These cash outflows were primarily attributable to $177.9 million for the acquisition of the Ritz-Carlton, Sarasota, $32.4 million of capital improvements made to various hotel properties and a $2.0 million investment in OpenKey, partially offset by $65.3 million of proceeds from the sale of the Tampa Renaissance and $24.7 million of insurance proceeds received related to the hurricanes. For the six months ended June 30, 2017, net cash flows used in investing activities were $263.1 million. These cash outflows were primarily attributable to $243.7 million for the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville and $21.7 million of capital improvements made to various hotel properties, partially offset by $2.3 million of proceeds received from the liquidation of our investment in the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2018, net cash flows provided by financing activities were $150.6 million. Cash inflows primarily consisted of borrowings on indebtedness of $575.0 million partially offset by $399.3 million for repayments of indebtedness, $15.1 million for payments of dividends and distributions and $9.4 million for payments of loan costs and exit fees. For the six months ended June 30, 2017, net cash flows provided by financing activities were $232.3 million. Cash inflows primarily consisted of borrowings on indebtedness of $483.5 million, proceeds of $66.5 million from the issuance of common stock and $40.2 million from the issuance of convertible preferred stock. These cash inflows were partially offset by $335.5 million for repayments of indebtedness, $12.1 million for payments of dividends and distributions and $9.8 million for payments of loan costs and exit fees.

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
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, interest income, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on sale of hotel property and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDAre.
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, contract modification cost, software implementation costs, uninsured hurricane and wildfire related costs, other/income expense, Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/loss on investments, unrealized gain/ loss on derivatives and stock/unit-based compensation.
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
Beginning on January 1, 2018, we began reporting EBITDA for real estate, or EBITDAre, as defined by NAREIT, and Adjusted EBITDAre. Previously, we reported Adjusted EBITDA. Adjusted EBITDAre is calculated in a similar manner as Adjusted EBITDA, with the exception of the adjustment for the consolidated noncontrolling interest’s pro rata share of Adjusted EBITDA. The rationale for including 100% of EBITDAre for consolidated noncontrolling interests is that the full amount of any debt of these entities is reported in our consolidated balance sheet and therefore metrics using total debt to EBITDAre provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre. All prior periods have been adjusted to conform to the current period presentation.
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$12,854	$386	$17,124	$97
Interest income	(230)	(165)	(430)	(277)
Interest expense and amortization of loan costs	12,678	9,931	22,857	18,133
Depreciation and amortization	14,811	13,469	27,817	25,440
Income tax expense (benefit)	1,202	479	1,774	1
Equity in (earnings) loss of unconsolidated entity	62	—	65	—
Company’s portion of EBITDA of OpenKey	(62)	—	(64)	—
EBITDA	41,315	24,100	69,143	43,394
Impairment charges on real estate	59	—	71	—
(Gain) loss on sale of hotel property	(15,711)	—	(15,711)	—
EBITDAre	25,663	24,100	53,503	43,394
Amortization of favorable (unfavorable) contract assets (liabilities)	49	44	92	93
Transaction and management conversion costs	462	2,112	965	6,440
Other (income) expense	63	113	126	270
Write-off of loan costs and exit fees	4,176	—	4,178	1,963
Unrealized (gain) loss on investment in Ashford Inc.	6,024	1,563	5,496	(1,528)
Unrealized (gain) loss on derivatives	298	100	225	998
Non-cash stock/unit-based compensation	1,442	597	4,035	(1,071)
Legal, advisory and settlement costs	197	3	(944)	2,948
Contract modification cost	—	5,000	—	5,000
Software implementation costs	—	79	—	79
Uninsured hurricane and wildfire related costs	(55)	—	412	—
Company’s portion of adjustments to EBITDAre of OpenKey	2	—	2	—
Adjusted EBITDAre	$38,321	$33,711	$68,090	$58,586

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of hotel properties and extraordinary items as defined by GAAP, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, contract modification cost, software implementation costs, uninsured hurricane and wildfire related costs, other income/expense and non-cash items such as unrealized gain/loss on investments, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$12,854	$386	$17,124	$97
(Income) loss from consolidated entities attributable to noncontrolling interest	(89)	(1,614)	(47)	(1,593)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,235)	343	(1,527)	598
Preferred dividends	(1,708)	(1,707)	(3,415)	(3,380)
Net income (loss) attributable to common stockholders	9,822	(2,592)	12,135	(4,278)
Depreciation and amortization on real estate (1)	14,052	12,752	26,310	24,003
Impairment charges on real estate	59	—	71	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	1,235	(343)	1,527	(598)
Equity in (earnings) loss of unconsolidated entity	62	—	65	—
(Gain) loss on sale of hotel property	(15,711)	—	(15,711)	—
Company’s portion of FFO of OpenKey	(63)	—	(65)	—
FFO available to common stockholders and OP unitholders	9,456	9,817	24,332	19,127
Preferred dividends	1,708	1,707	3,415	3,380
Transaction and management conversion costs	462	2,112	965	6,440
Other (income) expense	63	113	126	270
Interest expense accretion on refundable membership club deposits	150	—	150	—
Write-off of loan costs and exit fees	4,176	—	4,178	1,963
Unrealized (gain) loss on investments	6,024	1,563	5,496	(1,528)
Unrealized (gain) loss on derivatives	298	100	225	998
Non-cash stock/unit-based compensation	1,442	597	4,035	(1,071)
Legal, advisory and settlement costs	197	3	(944)	2,948
Contract modification cost	—	5,000	—	5,000
Software implementation costs	—	79	—	79
Uninsured hurricane and wildfire related costs	(55)	—	412	—
Company’s portion of adjustments to FFO of OpenKey	2	—	2	—
Adjusted FFO available to the Company and OP unitholders	$23,923	$21,091	$42,392	$37,606
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Depreciation and amortization on real estate	$(759)	$(717)	$(1,507)	$(1,437)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Hilton	Washington, D.C.	Full	550	75%	413
Marriott	Seattle, WA	Full	361	100	361
Courtyard by Marriott (1)	Philadelphia, PA	Select	499	100	499
Courtyard by Marriott (1)	San Francisco, CA	Select	410	100	410
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz-Carlton, St. Thomas (2)	St. Thomas, USVI	Full	180	100	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100	190
Hotel Yountville	Yountville, CA	Full	80	100	80
Ritz-Carlton, Sarasota (3)	Sarasota, FL	Full	266	100	266
Ground Lease Properties
Hilton (3)	La Jolla, CA	Full	394	75%	296
Bardessono Hotel (4)	Yountville, CA	Full	62	100	62
Total			3,549		3,314
________

(1)	Announced plans to convert to Autograph Collection. These hotel properties will be full service upon conversion.

(2)
Due to the impact from hurricanes Irma and Maria the Ritz-Carlton, St. Thomas total rooms count was approximately 82 during the six months ended June 30, 2018. The hotel had 180 total rooms in service prior to the hurricanes.

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
At June 30, 2018, our total indebtedness of $993.8 million was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at June 30, 2018, would be approximately $2.5 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2018, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amounts totaling $50.0 million to hedge financial and capital market risk for upfront costs of $888,000, of which $269,000 has since been returned to us, and $619,000 remains held as collateral as of June 30, 2018. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.3 million at June 30, 2018.

We hold interest rate floors with notional amounts totaling $6.9 billion and strike rates ranging from -0.25% to 1.50%. Our total exposure is capped at our initial total cost of $3.7 million. These instruments have termination dates ranging from March 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018 (“Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of June 30, 2018, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2018, pursuant to this authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	14,316	$10.46	(1)	—	$50,000,000
May 1 to May 31	1,448	$—	(1)	—	$50,000,000
June 1 to June 30	—	$—		—	$50,000,000
Total	15,764	$10.46		—
__________________

(1)	There is no cost associated with the forfeiture of 1,910 and 1,448 restricted shares of our common stock in April and May, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
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

3.11	Third Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.11 to the Quarterly Report on Form 10-Q filed on May 9, 2018)
10.1	Fifth Amended and Restated Advisory Agreement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 23, 2018)
12*	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	August 9, 2018	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 9, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer