Form 10-K/A
period 2017-12-31
Braemar Hotels & Resorts Inc.
filed 2018-10-26
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes          ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 24, 2018, the registrant had 32,523,680 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of Braemar Hotels & Resorts Inc. (formerly known as Ashford Hospitality Prime, Inc.) (the “Company” or “Braemar”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018 (the “Original Form 10-K”), as amended by Amendment No. 1 thereto on Form 10-K/A filed with the SEC on April 30, 2018. The sole purpose of this Amendment is to correct the previously filed exhibit list and certain typographical errors in Item 15, “Exhibits and Financial Statement Schedules” of Part IV of the Original Form 10-K with respect to the separate financial statements of Ashford Inc. incorporated by reference and included as financial statement schedules therein pursuant to Rule 3-09 of Regulation S-X. Specifically, we are correcting (i) the exhibit index to include reference to Exhibit 99.1, which was inadvertently omitted from the Original Form 10-K, and (ii) the date of the Annual Report of Ashford Inc. on Form 10-K from which its audited financial statements were incorporated by reference, which inadvertently referenced the financial statements included in the Annual Report of Ashford Inc. on Form 10-K for the year ended December 31, 2016 instead of December 31, 2017. This Amendment amends and restates Part IV, Item 15 to reflect the corrected disclosure, including an updated exhibit index in respect thereof and new certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Because this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.
Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K. This Amendment does not update or modify in any way the financial position, results of operations, cash flows, or related disclosures in the Original Form 10-K, and does not reflect any events occurring after the Original Form 10-K’s original filing date of March 14, 2018. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.
Capitalized terms used in this Amendment and not defined herein have the meanings ascribed to those terms in the Original Form 10-K.

PART IV
Item 15. Financial Statement Schedules and Exhibits
(a), (c) Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 104 through 142 of the Original Form 10-K, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included on page 146 through page 147 of the Original Form 10-K:

•	Schedule III - Real Estate and Accumulated Depreciation
The following financial statements are included in this Amendment pursuant to Rule 3-09 of Regulation S-X:

•
The consolidated financial statements of Ashford Inc. as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, included in Ashford Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-36400), are filed as Exhibit 99.1 hereto and incorporated by reference herein.

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

BRAEMAR HOTELS & RESORTS INC.

Date: October 26, 2018	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

10.52	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 7, 2017 (File No. 001-35972)
12+	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges
16.1	Letter of Ernst & Young LLP dated October 1, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on October 1, 2015)
16.2	Letter of Ernst & Young LLP dated November 13, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 13, 2015)
21.1+	List of Subsidiaries of Ashford Hospitality Prime, Inc.
21.2+	List of Special Purpose Entities of Ashford Hospitality Prime, Inc.
23.1+	Consent of BDO USA, LLP
23.2+	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

Exhibit Number	Exhibit Description
99.1**
Ashford Inc. financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 (incorporated by reference herein from Ashford Inc.’s 2017 Annual Report on Form 10-K filed on March 12, 2018, Commission File Number: 001-36400) (**)

_________________________
* Filed herewith.
** Exhibit 99.1 to this Amendment is being filed to provide audited financial statements and the related footnotes of Ashford Inc. in accordance with SEC Rule 3-09 of Regulation S-X. The management of Ashford Inc. is solely responsible for the form and content of the Ashford Inc. financial statements. Braemar has no responsibility for the form or content of the Ashford Inc. financial statements since it does not control Ashford Inc.
† Management contract or compensatory plan or arrangement.
+ Previously filed as an exhibit to the Original Form 10-K for the year ended December 31, 2017 filed on March 14, 2018.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.