Form 10-Q
period 2018-09-30
Braemar Hotels & Resorts Inc.
filed 2018-11-07
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	32,512,029
(Class)	Outstanding at November 5, 2018

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Investments in hotel properties, gross	$1,536,078	$1,403,110
Accumulated depreciation	(252,686)	(257,268)
Investments in hotel properties, net	1,283,392	1,145,842
Cash and cash equivalents	163,825	137,522
Restricted cash	74,973	47,820
Accounts receivable, net of allowance of $129 and $94, respectively	23,715	14,334
Insurance receivable	—	8,825
Inventories	1,836	1,425
Note receivable	—	8,098
Deferred costs, net	387	656
Prepaid expenses	5,966	3,670
Investment in Ashford Inc., at fair value	14,786	18,124
Investment in unconsolidated entity	1,854	—
Derivative assets	827	594
Other assets	8,486	9,426
Intangible assets, net	27,836	22,545
Due from related party, net	—	349
Due from third-party hotel managers	1,960	4,589
Total assets	$1,609,843	$1,423,819
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$985,716	$820,959
Accounts payable and accrued expenses	67,441	56,803
Dividends and distributions payable	8,840	8,146
Due to Ashford Inc.	3,182	1,703
Due to related party, net	8	—
Due to third-party hotel managers	2,608	1,709
Intangible liability, net	—	3,569
Other liabilities	16,734	1,628
Total liabilities	1,084,529	894,517
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 shares issued and outstanding at September 30, 2018 and December 31, 2017	106,123	106,123
Redeemable noncontrolling interests in operating partnership	49,726	46,627
Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,523,680 and 32,120,210 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	325	321
Additional paid-in capital	474,043	469,791
Accumulated deficit	(99,238)	(88,807)
Total stockholders’ equity of the Company	375,130	381,305
Noncontrolling interest in consolidated entities	(5,665)	(4,753)
Total equity	369,465	376,552
Total liabilities and equity	$1,609,843	$1,423,819
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Rooms	$74,358	$77,336	$218,304	$224,203
Food and beverage	21,171	23,147	70,064	75,600
Other	13,317	7,597	44,085	21,588
Total hotel revenue	108,846	108,080	332,453	321,391
Other	—	39	—	116
Total revenue	108,846	108,119	332,453	321,507
EXPENSES
Hotel operating expenses:
Rooms	16,624	17,698	48,194	51,108
Food and beverage	16,171	17,766	49,078	53,890
Other expenses	32,058	35,182	95,490	94,934
Management fees	3,963	3,889	12,081	11,643
Total hotel expenses	68,816	74,535	204,843	211,575
Property taxes, insurance and other	6,835	5,197	18,516	15,641
Depreciation and amortization	14,474	14,133	42,291	39,573
Impairment charges	—	1,008	71	1,008
Advisory services fee	5,733	1,814	15,857	5,822
Contract modification cost	—	—	—	5,000
Transaction costs	—	244	949	6,638
Corporate general and administrative	1,765	1,602	2,999	7,007
Total expenses	97,623	98,533	285,526	292,264
OPERATING INCOME (LOSS)	11,223	9,586	46,927	29,243
Equity in earnings (loss) of unconsolidated entity	(81)	—	(146)	—
Interest income	540	198	970	475
Gain (loss) on sale of hotel property	—	—	15,711	—
Other income (expense)	(64)	(22)	(190)	(292)
Interest expense and amortization of loan costs	(13,084)	(10,610)	(35,941)	(28,743)
Write-off of loan costs and exit fees	—	(380)	(4,178)	(2,343)
Unrealized gain (loss) on investment in Ashford Inc.	2,158	1,875	(3,338)	3,403
Unrealized gain (loss) on derivatives	(578)	(531)	(803)	(1,529)
INCOME (LOSS) BEFORE INCOME TAXES	114	116	19,012	214
Income tax (expense) benefit	(740)	(333)	(2,514)	(334)
NET INCOME (LOSS)	(626)	(217)	16,498	(120)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,695)	(1,143)	(1,742)	(2,736)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	452	360	(1,075)	958
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(1,869)	(1,000)	13,681	(1,898)
Preferred dividends	(1,707)	(1,707)	(5,122)	(5,087)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,576)	$(2,707)	$8,559	$(6,985)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.12)	$(0.09)	$0.25	$(0.25)
Weighted average common shares outstanding – basic	32,023	31,483	31,905	30,089
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.12)	$(0.09)	$0.25	$(0.25)
Weighted average common shares outstanding – diluted	32,023	31,483	31,922	30,089
Dividends declared per common share	$0.16	$0.16	$0.48	$0.48
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME (LOSS)	$(626)	$(217)	$16,498	$(120)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(626)	(217)	16,498	(120)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(1,695)	(1,143)	(1,742)	(2,736)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	452	360	(1,075)	958
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,869)	$(1,000)	$13,681	$(1,898)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(unaudited, in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount					Shares	Amount
Balance at January 1, 2018	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	4,966	$106,123	$46,627
Purchase of common stock	(19)	—	(204)	—	—	(204)	—	—	—
Equity-based compensation	—	—	4,402	—	—	4,402	—	—	1,307
Issuance of restricted shares/units	429	4	54	—	—	58	—	—	18
Forfeiture of restricted common shares	(6)	—	—	—	—	—	—	—	—
Dividends declared – common stock	—	—	—	(15,823)	—	(15,823)	—	—	—
Dividends declared – preferred stock	—	—	—	(5,122)	—	(5,122)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	(2,654)	(2,654)	—	—	(2,468)
Net income (loss)	—	—	—	13,681	1,742	15,423	—	—	1,075
Redemption value adjustment	—	—	—	(3,167)	—	(3,167)	—	—	3,167
Balance at September 30, 2018	32,524	$325	$474,043	$(99,238)	$(5,665)	$369,465	4,966	$106,123	$49,726
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,498	$(120)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	42,291	39,573
Equity-based compensation	5,709	(1,992)
Bad debt expense	186	172
Amortization of loan costs	3,157	3,754
Write-off of loan costs and exit fees	4,178	2,343
Amortization of intangibles	143	136
Amortization of non-refundable membership initiation fees	(18)	—
Interest expense accretion on refundable membership club deposits	376	—
(Gain) loss on sale of hotel property	(15,711)	—
Impairment charges	71	1,008
Unrealized (gain) loss on investment in Ashford Inc.	3,338	(3,403)
Realized and unrealized (gain) loss on derivatives	803	1,800
Net settlement of trading derivatives	(688)	(1,062)
Equity in (earnings) loss of unconsolidated entity	146	—
Deferred tax expense (benefit)	136	119
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	(5,593)	260
Insurance receivable	—	(276)
Prepaid expenses and other assets	922	(758)
Accounts payable and accrued expenses	(2,609)	5,100
Due to/from related party, net	344	(255)
Due to affiliate	—	(2,500)
Due to/from third-party hotel managers	5,578	5,798
Due to/from Ashford Trust OP, net	—	488
Due to/from Ashford Inc.	1,479	(3,705)
Other liabilities	(7,851)	144
Net cash provided by (used in) operating activities	52,885	46,624

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	24,663	—
Acquisition of hotel properties, net of cash and restricted cash acquired	(177,874)	(243,693)
Investment in unconsolidated entity	(2,000)	—
Proceeds from liquidation of AQUA U.S. Fund	—	2,289
Net proceeds from sale of hotel property	65,336	—
Improvements and additions to hotel properties	(51,610)	(32,744)
Net cash provided by (used in) investing activities	(141,485)	(274,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	575,000	523,500
Repayments of indebtedness	(399,804)	(376,385)
Payments of loan costs and exit fees	(9,407)	(10,733)
Payments for derivatives	(348)	(347)
Purchase of common stock	(204)	(195)
Payments for dividends and distributions	(22,661)	(19,579)
Issuance of preferred stock	—	40,163
Issuance of common stock	—	66,442
Distributions to noncontrolling interest in consolidated entities	(538)	(1,628)
Other	18	21
Net cash provided by (used in) financing activities	142,056	221,259
Net change in cash, cash equivalents and restricted cash	53,456	(6,265)
Cash, cash equivalents and restricted cash at beginning of period	185,342	164,645
Cash, cash equivalents and restricted cash at end of period	$238,798	$158,380

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$31,641	$26,385
Income taxes paid (refund)	1,626	1,025
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	8,840	8,599
Capital expenditures accrued but not paid	5,167	2,721
Non-cash dividends paid	58	—
Non-cash settlement of note receivable	8,098	—
Non-cash settlement of TIF loan	8,098	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$137,522	$126,790
Restricted cash at beginning of period	47,820	37,855
Cash, cash equivalents and restricted cash at beginning of period	$185,342	$164,645

Cash and cash equivalents at end of period	$163,825	$126,771
Restricted cash at end of period	74,973	31,609
Cash, cash equivalents and restricted cash at end of period	$238,798	$158,380
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
As of September 30, 2018, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Hospitality Trust, Inc. (“Ashford Trust”), managed three of our twelve hotel properties. Third-party management companies managed the remaining hotel properties. On August 8, 2018, Ashford Inc., the parent company of the Advisor, completed its acquisition of Remington Holdings, L.P.’s project management business. See note 18.
The accompanying condensed consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Braemar OP that as of September 30, 2018, own twelve hotel properties in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,549 total rooms, or 3,314 net rooms, excluding those attributable to our partner. As a REIT, Braemar needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of September 30, 2018, eleven of our twelve hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the U.S. Virgin Islands, is owned by our U.S. Virgin Islands TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of September 30, 2018, nine of the twelve hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018, as subsequently amended.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018;

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
Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 8.2% ownership interest in Ashford Inc. and had a fair value of $14.8 million at September 30, 2018. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Investment in Unconsolidated Entity—Investment in unconsolidated entity, in which we have ownership interest of 8.2% at September 30, 2018, is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded for the three and nine months ended September 30, 2018.
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
Equity-Based Compensation—Prior to the adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in the third quarter of 2018, stock/unit-based compensation for non-employees was accounted for at fair value based on the market price of the shares at period end that resulted in recording expense, included in “advisory services fee” and “management fees,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and performance-based Long-Term Incentive Plan (“LTIP”) units granted to certain executive officers were accounted for at fair value at period end based on a Monte Carlo simulation valuation model that resulted in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to independent directors are recorded at fair value based on the market price of the shares/units at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant and included in “corporate general and administrative” expense in the condensed consolidated statements of operations.
After the adoption of ASU 2018-07 in the third quarter of 2018, stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee” and “management fees,” equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. PSUs and Performance LTIP units granted to certain executive officers vest based on time and market conditions and are measured at the grant date fair value based on a Monte Carlo simulation valuation model. The subsequent expense is then ratably recognized over the service period as the service is rendered regardless of when, if ever, the market conditions are satisfied. This results in recording expense, included in “advisory services fee,” equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. Stock/unit grants to independent directors are measured at the grant date based on the market price of the shares/units at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Recently Adopted Accounting Standards—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update replaces most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. This standard, referred to as “Topic 606,” does not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, Topic 606 does not impact the recognition of hotel sales. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our condensed consolidated financial statements. See related disclosures in note 3.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a Consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2018 on a prospective basis as there were no required changes as a result of adoption. The adoption of this standard did not have a material impact on our condensed consolidated statements of cash flows.
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
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective method. We adopted this standard effective January 1, 2018, under the modified retrospective method. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU 2018-07, which expanded the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees and aligns the guidance for share-based payments to non-employees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-07 effective July 1, 2018. The adoption of ASU 2018-07 has a material impact on our consolidated financial statements because the compensation expense related to our equity awards is now determined based on the grant date fair value of the awards and will be ratably recognized over the service period as the service is rendered as opposed to being marked-to-market in periods prior to adoption. For all existing equity awards, future equity-based compensation expense is based on the fair value of the awards on July 1, 2018. See the Equity-Based Compensation section included above in our Significant Accounting Policies for further details.
Recently Issued Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our condensed consolidated financial statements, we expect the primary impact to our condensed consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our condensed consolidated balance sheets resulting in the recording of ROU assets and lease obligations. We disclosed $175.4 million in undiscounted future minimum rentals due under non-cancelable leases in note 13 of our most recent 10-K. We are involving our property managers and implementing repeatable processes to manage ongoing

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

lease data collection and analysis, and evaluating accounting policies and internal controls that will be impacted by the new standards. We have also engaged a third party valuation expert to assist us in determining the value of our ROU assets and operating lease liabilities including the determination of our incremental borrowing rate. We expect to use the transition method that includes the practical expedient that allows us to adopt effective January 1, 2019 and not reevaluate or recast prior periods, however we are still evaluating the available transition methods.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. We are currently evaluating the impact that ASU 2016-13 will have on our condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-13 will have on the condensed consolidated financial statements.
3. Revenue
On January 1, 2018, we adopted Topic 606 using the modified retrospective method. As the adoption of this standard did not have a material impact on our condensed consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605-Revenue Recognition.
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
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, condo management fees, resort and destination fees, health center fees, spas, golf, telecommunications, parking, entertainment and other guest services, as well as rental revenue, primarily consisting of leased retail outlets at our hotel properties, and membership initiation fees and dues, primarily from club memberships. Attrition and cancellation fees are recognized for non-cancellable deposits when the customer provides notification of cancellation within established management policy time frames. Non-refundable membership initiation fees are recognized over the expected life of an active membership. For the three and nine months ended September 30, 2018, the Company recorded $0 and $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended September 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$26,368	$5,209	$2,404	$—	$33,981
Colorado	1	3,178	3,112	2,438	—	8,728
Florida	2	8,194	4,335	3,420	—	15,949
Illinois	1	8,157	2,280	327	—	10,764
Pennsylvania	1	7,137	1,422	267	—	8,826
Washington	1	11,035	1,799	380	—	13,214
Washington, D.C.	1	8,638	2,729	264	—	11,631
USVI	1	1,651	285	3,817	—	5,753
Total	12	$74,358	$21,171	$13,317	$—	$108,846

	Three Months Ended September 30, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$24,578	$5,160	$2,228	$—	$31,966
Colorado	1	3,203	3,156	2,355	—	8,714
Florida	1	2,884	587	258	—	3,729
Illinois	1	7,144	2,014	221	—	9,379
Pennsylvania	1	6,341	1,095	159	—	7,595
Washington	1	10,850	1,710	323	—	12,883
Washington, D.C.	1	9,518	3,136	295	—	12,949
USVI	1	4,641	2,943	1,474	—	9,058
Sold hotel properties	2	8,177	3,346	284	—	11,807
Corporate entities	—	—	—	—	39	39
Total	13	$77,336	$23,147	$7,597	$39	$108,119

	Nine Months Ended September 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$69,007	$18,163	$8,258	$—	$95,428
Colorado	1	14,736	9,676	7,712	—	32,124
Florida	2	24,474	12,191	7,343	—	44,008
Illinois	1	19,359	6,100	908	—	26,367
Pennsylvania	1	21,641	4,314	867	—	26,822
Washington	1	25,587	5,164	1,006	—	31,757
Washington, D.C.	1	30,390	10,965	884	—	42,239
USVI	1	4,939	616	13,616	—	19,171
Sold hotel properties	1	8,171	2,875	3,491	—	14,537
Total	13	$218,304	$70,064	$44,085	$—	$332,453

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$61,157	$16,612	$6,392	$—	$84,161
Colorado	1	4,920	4,700	4,040	—	13,660
Florida	1	13,253	2,660	954	—	16,867
Illinois	1	18,441	5,604	506	—	24,551
Pennsylvania	1	19,082	3,372	688	—	23,142
Washington	1	25,024	6,153	872	—	32,049
Washington, D.C.	1	32,908	11,896	977	—	45,781
USVI	1	21,713	11,014	6,102	—	38,829
Sold hotel properties	2	27,705	13,589	1,057	—	42,351
Corporate entities	—	—	—	—	116	116
Total	13	$224,203	$75,600	$21,588	$116	$321,507
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$428,567	$344,937
Buildings and improvements	984,285	962,478
Furniture, fixtures and equipment	99,101	87,796
Construction in progress	24,125	7,899
Total cost	1,536,078	1,403,110
Accumulated depreciation	(252,686)	(257,268)
Investments in hotel properties, net	$1,283,392	$1,145,842
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
For the three and nine months ended September 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $3.8 million and $13.9 million, respectively, which are included in “other” hotel revenue in our condensed consolidated statements of operations. The Company received proceeds of $0 and $34.0 million from our insurance carriers for property damage and business interruption from the hurricanes during the three and nine months ended September 30, 2018. Additionally, during the three and nine months ended September 30, 2018, the Company recorded revenue of $0 and $1.9 million, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires, which is included in “other” hotel revenue in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, we recorded impairment charges of $0 and $71,000 as a result of a change in estimate of property damage as a result of the hurricanes. As of September 30, 2018, the Company had a net liability of $5.4 million, included in “other liabilities” on the condensed consolidated balance sheet, as it has received insurance proceeds in excess of the sum of its impairment, remediation expenses and business interruption revenue recorded through September 30, 2018. The Company will not record revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ritz-Carlton, Sarasota
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Concurrent with the closing of the acquisition, we completed the financing of a $100.0 million mortgage loan. See note 8.
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
The following table summarizes the preliminary estimated fair value of the assets acquired in the acquisition (in thousands):

Land (1)	$83,630
Buildings and improvements	86,042
Furniture, fixtures and equipment	13,740
Customer relationships	5,682
Refundable membership club deposits (2)	(9,960)
Income guarantee (3)	2,000
$181,134
Net other assets (liabilities)	$(3,260)
________

(1)	Amount includes the $9.7 million, 22-acre plot of vacant land.

(2)	Recorded within “other liabilities” on our condensed consolidated balance sheet.

(3)	Recorded within “other assets” on our condensed consolidated balance sheet.
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total revenue	11,233	26,360
Net income (loss)	(3,506)	(4,225)
The unaudited pro forma results of operations as if the acquisition had occurred on January 1, 2017 are included below under “Pro Forma Financial Results.”

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2017, and the removal of $949,000 of non-recurring transaction costs directly attributable to the acquisitions for the nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$108,846	$119,438	$352,526	$367,566
Net income (loss)	(626)	(2,760)	20,216	(723)
Net income (loss) attributable to common stockholders	(3,576)	(6,267)	11,861	(9,562)
Pro Forma income per share:
Basic	$(0.12)	$(0.20)	$0.36	$(0.33)
Diluted	$(0.12)	$(0.20)	$0.36	$(0.33)
Weighted average common shares outstanding (in thousands):
Basic	32,023	31,483	31,905	30,089
Diluted	32,023	31,483	31,922	30,089
5. Hotel Dispositions
On November 1, 2017, the Company sold the Plano Marriott Legacy Town Center for $104.0 million in cash. The sale resulted in a gain of $23.8 million for the year ended December 31, 2017.
On June 1, 2018, the Company sold the Tampa Renaissance hotel for $68.0 million in cash. The sale resulted in a gain of $15.7 million for the nine months ended September 30, 2018 and is included in “gain (loss) on sale of hotel property” in our condensed consolidated statements of operations.
Since the sales of the hotel properties did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, the hotel properties’ results of operations were not reported as discontinued operations in our condensed consolidated financial statements.
We included the results of operations for these hotel properties through the dates of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017. The following table includes the condensed financial information from these hotel properties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total hotel revenue	$—	$11,807	$14,537	$42,351
Total hotel operating expenses	—	(7,713)	(7,500)	(26,795)
Operating income (loss)	—	4,094	7,037	15,556
Property taxes, insurance and other	—	(504)	(486)	(1,876)
Depreciation and amortization	—	(2,176)	(1,294)	(6,477)
Impairment charges	—	(10)	(12)	(10)
Gain (loss) on sale of hotel property	—	—	15,711	—
Interest expense and amortization of loan costs	—	(1,183)	(791)	(3,320)
Income (loss) before income taxes	—	221	20,165	3,873
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	—	(26)	(2,253)	(454)
Income (loss) before income taxes attributable to the Company	$—	$195	$17,912	$3,419

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
7. Investment in Unconsolidated Entity
Ashford Inc.
As of September 30, 2018 and December 31, 2017, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share of Ashford Inc. common stock on the NYSE American LLC was $75.87 and $93.00 as of September 30, 2018 and December 31, 2017, respectively. This represented an approximate 8.2% and 9.3% ownership interest in Ashford Inc. for September 30, 2018 and December 31, 2017, respectively. See notes 11 and 12.
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
The following tables summarize the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2018	December 31, 2017
Total assets	$389,818	$114,810
Total liabilities	121,763	78,742
Series B cumulative convertible preferred stock	200,578	—
Redeemable noncontrolling interests	3,778	5,111
Total stockholders’ equity of Ashford Inc.	63,050	30,185
Noncontrolling interests in consolidated entities	649	772
Total equity	63,699	30,957
Total liabilities and equity	$389,818	$114,810
Our investment in Ashford Inc., at fair value	$14,786	$18,124

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$41,565	$19,255	$144,544	$51,907
Total operating expenses	(53,069)	(21,595)	(150,214)	(54,965)
Operating income (loss)	(11,504)	(2,340)	(5,670)	(3,058)
Realized and unrealized gain (loss) on investments, net	—	—	—	(91)
Interest expense and loan amortization cost	(419)	(20)	(770)	(35)
Other income (expense)	25	77	(50)	220
Income tax (expense) benefit	13,904	25	11,593	(9,248)
Net income (loss)	2,006	(2,258)	5,103	(12,212)
(Income) loss from consolidated entities attributable to noncontrolling interests	413	102	704	267
Net (income) loss attributable to redeemable noncontrolling interests	968	300	817	995
Net income (loss) attributable to Ashford Inc.	$3,387	$(1,856)	$6,624	$(10,950)
Preferred dividends	(1,675)	—	(1,675)	—
Amortization of preferred stock discounts	(303)	—	(303)	—
Net income attributable to common shareholders	$1,409	$(1,856)	$4,646	$(10,950)
Our unrealized gain (loss) on investment in Ashford Inc.	$2,158	$1,875	$(3,338)	$3,403
OpenKey
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an 8.2% ownership interest, which investment was approved by our Related Party Transactions Committee and the independent members of our board of directors. OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our condensed consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2018	December 31, 2017
Carrying value of the investment in OpenKey (in thousands)	$1,854	$—
Ownership interest in OpenKey	8.2%	—
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2018	2017	2018	2017
Equity in earnings (loss) of unconsolidated entity	$(81)	$—	$(146)	$—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2018	December 31, 2017
Secured revolving credit facility (3)	None	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—
TIF loan(4)	Courtyard Philadelphia	June 2018	12.85%	—	8,098
Mortgage loan(5)	Ritz-Carlton, St. Thomas	December 2018	LIBOR(1) + 4.95%	42,000	42,000
Mortgage loan(6) (7)	Courtyard Philadelphia	February 2019	LIBOR(1) + 2.58%	—	277,628
	Courtyard San Francisco
	Marriott Seattle Waterfront
	Tampa Renaissance
Mortgage loan(6)	Sofitel Chicago Magnificent Mile	March 2019	LIBOR(1) + 2.55%	—	80,000
Mortgage loan(8)	Pier House Resort	March 2019	LIBOR(1) + 2.25%	70,000	70,000
Mortgage loan(9)	Park Hyatt Beaver Creek	April 2019	LIBOR(1) + 2.75%	67,500	67,500
Mortgage loan(10)	Capital Hilton	November 2019	LIBOR(1) + 2.65%	187,834	190,010
	Hilton La Jolla Torrey Pines
Mortgage loan(6)	Courtyard Philadelphia	June 2020	LIBOR(1) + 2.16%	435,000	—
	Courtyard San Francisco
	Marriott Seattle Waterfront
	Sofitel Chicago Magnificent Mile
Mortgage loan	Hotel Yountville	May 2022	LIBOR(1) + 2.55%	51,000	51,000
Mortgage loan	Bardessono Hotel	August 2022	LIBOR(1) + 2.55%	40,000	40,000
Mortgage loan	Ritz-Carlton, Sarasota	April 2023	LIBOR(1) + 2.65%	100,000	—
				993,334	826,236
Deferred loan costs, net				(7,618)	(5,277)
Indebtedness, net				$985,716	$820,959
__________________

(1)	LIBOR rates were 2.261% and 1.564% at September 30, 2018 and December 31, 2017, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

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

(6)
On May 23, 2018, we refinanced two mortgage loans totaling $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%.

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
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
9. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(1,869)	$(1,000)	$13,681	$(1,898)
Less: Dividends on preferred stock	(1,707)	(1,707)	(5,122)	(5,087)
Less: Dividends on common stock	(5,126)	(5,038)	(15,364)	(15,107)
Less: Dividends on unvested performance stock units	(72)	(85)	(216)	(238)
Less: Dividends on unvested restricted shares	(78)	(75)	(243)	(200)
Undistributed net income (loss) allocated to common stockholders	(8,852)	(7,905)	(7,264)	(22,530)
Add back: Dividends on common stock	5,126	5,038	15,364	15,107
Distributed and undistributed net income (loss) - basic and diluted	$(3,726)	$(2,867)	$8,100	$(7,423)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	32,023	31,483	31,905	30,089
Advisory services incentive fee shares	—	—	17	—
Weighted average common shares outstanding – diluted	32,023	31,483	31,922	30,089

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.12)	$(0.09)	$0.25	$(0.25)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.12)	$(0.09)	$0.25	$(0.25)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$78	$75	$243	$200
Income (loss) allocated to unvested performance stock units	72	85	216	238
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(452)	(360)	1,075	(958)
Dividends on preferred stock	1,707	1,707	5,122	5,087
Total	$1,405	$1,507	$6,656	$4,567
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	81	79	57	81
Effect of unvested performance stock units	52	—	23	—
Effect of assumed conversion of operating partnership units	4,173	4,256	4,137	4,256
Effect of assumed conversion of preferred stock	6,569	6,569	6,569	5,893
Effect of advisory services incentive fee shares	32	132	—	146
Total	10,907	11,036	10,786	10,376
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
During the nine months ended September 30, 2018 and 2017, we entered into interest rate derivatives as summarized in the table below:

	Nine Months Ended September 30,
Interest rate caps:	2018	2017
Notional amount (in thousands)	$685,000	$659,500
Strike rate low end of range	2.43%	3.00%
Strike rate high end of range	7.80%	5.35%
Effective date range	February 2018 - May 2018	January 2017 - August 2017
Maturity date range	March 2019 - June 2020	March 2018 - September 2019
Total cost of interest rate cap (in thousands)	$348	$347

Interest rate floors:
Notional amount (in thousands)	$4,000,000	$1,600,000
Strike rate low end of range	1.38%	1.00%
Strike rate low end of range	2.00%	1.00%
Effective date	July 2018	September 2017
Maturity date range	June 2019 - September 2019	December 2018
Total cost of interest rate floors (in thousands)	$138	$65
_______________
No instruments were designated as cash flow hedges

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2018, we held interest rate instruments as summarized in the table below:

Interest rate caps: (1)
Notional amount (in thousands)	$1,393,200
Strike rate low end of range	2.43%
Strike rate low end of range	11.61%
Effective date range	January 2017 - May 2018
Maturity date range	November 2018 - June 2020
Aggregate principal balance on corresponding mortgage loans (in thousands)	$993,334

Interest rate floors: (1) (2)
Notional amount (in thousands)	$10,850,000
Strike rate low end of range	(0.25)%
Strike rate low end of range	2.00%
Effective date range	July 2015 - July 2018
Maturity date range	March 2019 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of September 30, 2018, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.3 million as of September 30, 2018. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2018, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 2.261% to 3.032% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
September 30, 2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$72	$—	$41	$113
Interest rate derivatives - caps	—	82	—	—	82
Credit default swaps	—	13	—	619	632
	—	167	—	660	827	(2)
Non-derivative assets:
Investment in Ashford Inc.	14,786	—	—	—	14,786
Total	$14,786	$167	$—	$660	$15,613

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2017
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$118	$—	$12	$130
Interest rate derivatives - caps	—	4	—	—	4
Credit default swaps	—	102	—	358	460
	—	224	—	370	594	(2)
Non-derivative assets:
Investment in Ashford Inc.	18,124	—	—	—	18,124
Total	$18,124	$224	$—	$370	$18,718
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on the condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(134)		$(132)		$(218)		$(1,026)
Interest rate derivatives - caps	(10)		(24)		(271)		(341)
Credit default swaps	(434)	(1)	(375)	(1)	(314)	(1)	(375)	(1)
Options on futures contracts	—		—		—		(58)
Total derivative assets	$(578)		$(531)		$(803)		$(1,800)

Non-derivative assets:
Investment in Ashford Inc.	2,158		1,875		(3,338)		3,403
Total	$1,580		$1,344		$(4,141)		$1,603
Total combined
Interest rate derivatives - floors	$(134)		$(132)		$(218)		$(1,026)
Interest rate derivatives - caps	(10)		(24)		(271)		(341)
Credit default swaps	(434)		(375)		(314)		(375)
Options on futures contracts	—		—		—		213
Unrealized gain (loss) on derivatives	(578)		(531)		(803)		(1,529)
Realized gain (loss) on options on futures contracts	—		—		—		(271)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	2,158		1,875		(3,338)		3,403
Net	$1,580		$1,344		$(4,141)		$1,603
_______________

(1)
Excludes costs of $64 and $190 associated with credit default swaps for the three and nine months ended September 30, 2018 and $22 for both the three and nine months ended September 30, 2017, included in “other income (expense)” in our condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$14,786	$14,786	$18,124	$18,124
Derivative assets	827	827	594	594
Financial assets not measured at fair value:
Cash and cash equivalents	$163,825	$163,825	$137,522	$137,522
Restricted cash	74,973	74,973	47,820	47,820
Accounts receivable, net	23,715	23,715	14,334	14,334
Insurance receivable	—	—	8,825	8,825
Note receivable	—	—	8,098	8,020 to 8,864
Due from related party, net	—	—	349	349
Due from third-party hotel managers	1,960	1,960	4,589	4,589
Financial liabilities not measured at fair value:
Indebtedness	$993,334	$939,985 to $1,038,930	$826,236	$ 780,243 to $ 862,372
Accounts payable and accrued expenses	67,441	67,441	56,803	56,803
Dividends and distributions payable	8,840	8,840	8,146	8,146
Due to Ashford Inc.	3,182	3,182	1,703	1,703
Due to related party, net	8	8	—	—
Due to third-party hotel managers	2,608	2,608	1,709	1,709
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, insurance receivable, due to/from related party, net, accounts payable and accrued expenses, dividends and distributions payable, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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
Derivative assets. Fair value of interest rate caps is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of credit default swaps are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. See notes 10 and 11 for a complete description of the methodology and assumptions utilized in determining fair values.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.6% to 104.6% of the carrying value of $993.3 million at September 30, 2018, and approximately 94.4% to 104.4% of the carrying value of $826.2 million at December 31, 2017. This is considered a Level 2 valuation technique.
13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Braemar OP, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (“common units”) and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either: (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
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
The compensation committee of the board of directors of the Company approves the issuance of performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Braemar OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of September 30, 2018, there are approximately 804,000 performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of September 30, 2018, we have issued a total of 1.9 million LTIP units (including performance-based LTIP units), net of forfeitures, all of which, other than approximately 155,000 LTIP units and 593,000 performance based LTIP units issued from March 2015 to August 2018 had reached full economic parity with, and are convertible into, common units.
The following table presents compensation expense for performance LTIP units and LTIP units (in thousands):

		Three Months Ended September 30,			Nine Months Ended September 30,
Type	Line Item	2018	2017		2018	2017
Performance LTIP units	Advisory services fee	$245	$(633)	(1)	$539	$(1,737)	(1)
LTIP units	Advisory services fee	269	108		707	281
LTIP units - independent directors	Corporate, general and administrative	61	—		61	64

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

____________________________________

(1)	The credit to compensation expense is a result of lower fair values as compared to prior periods.
The unamortized cost of the unvested performance-based LTIP units of $1.8 million at September 30, 2018, will be expensed over a period of 2.3 years. The unamortized cost of the unvested LTIP units of $2.1 million at September 30, 2018, will be amortized over a period of 2.5 years.
During the three and nine months ended September 30, 2017, approximately 0 and 6,000 common units, with an aggregate redemption fair value of $0 and $82,000, were redeemed by the holders and, at our election, we issued shares of our common stock to satisfy the redemption. During the three and nine months ended September 30, 2018, no common units were redeemed.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2018	December 31, 2017
Redeemable noncontrolling interests in Braemar OP	$49,726	$46,627
Adjustments to redeemable noncontrolling interests (1)	3,167	—
Ownership percentage of operating partnership	11.22%	11.43%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allocated net (income) loss to the redeemable noncontrolling interests	$452	$360	$(1,075)	$958
Aggregate distributions to holders of common units, LTIP units and performance LTIP units	824	859	2,468	2,508
14. Equity and Stock-Based Compensation
Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Common stock dividends declared	$5,204	$5,112	$15,607	$15,307
Performance Stock Units—The compensation committee of the board of directors of the Company approves the issuance of grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, generally, three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the compensation expense for PSUs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2018	2017	2018	2017
Advisory services fee	$287	$(668)	$2,156	$(1,476)
During the nine months ended September 30, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards. These amounts are included in “advisory services fee” on our condensed consolidated statements of operations.
As of September 30, 2018, we had unamortized compensation expense of $2.3 million related to PSUs which is expected to be recognized over a period of 2.3 years.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to employees of Ashford LLC, included in “advisory services fee,” on our condensed consolidated statements of operations, employees of Remington Lodging, included in “management fees” on our condensed consolidated statements of operations and common stock issued to our independent directors, which immediately vests, and is included in “corporate general and administrative” expense on our condensed consolidated statements of operations.
At September 30, 2018, the outstanding restricted shares had a fair value of $5.8 million. At September 30, 2018, the unamortized cost of the unvested shares of restricted stock was $4.4 million, which will be expensed over a period of 3.1 years, and have vesting dates between March 2019 and November 2021.
The following table summarizes the stock-based compensation expense for restricted stock units (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2018	2017	2018	2017
Advisory services fee	$515	$245	$1,838	$634
Management fees	53	27	164	61
Corporate general and administrative	243	—	243	181
	$811	$272	$2,245	$876
During the nine months ended September 30, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were repurchased during the three and nine months ended September 30, 2018 and 2017, pursuant to this authorization. As of September 30, 2018, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
At-the-Market Equity Distribution Program—On December 11, 2017, as subsequently amended, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million. As of September 30, 2018, no shares of our common stock have been sold under this program.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.7) million and $(4.8) million at September 30, 2018 and December 31, 2017, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the (income) loss allocated to noncontrolling interests in consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Income) loss allocated to noncontrolling interests	$(1,695)	$(1,143)	$(1,742)	$(2,736)
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
Additionally, the Series B Convertible Preferred Stock contains cash redemption features that consist of: 1) an optional redemption in which on or after June 11, 2020, the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends; 2) a special optional redemption, in which on or prior to the occurrence of a Change of Control (as defined), the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share plus a make-whole premium equal to the present value, computed using a discount rate of 5.5% per annum compounded quarterly, of all dividend payments on the Series B Convertible Preferred Stock for all remaining dividend periods (excluding any accumulated dividend amount) from the date of such exercise up to but excluding June 11, 2019; and 3) a REIT Termination Event and Listing Event Redemption, in which at any time (i) a REIT Termination Event (defined below) occurs or (ii) the Company’s common stock fails to be listed on the NYSE, NYSE American, or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor thereto (each a “National Exchange”), the holder of Series B Cumulative Preferred Stock shall have the right to require the Company to redeem any or all shares of Series B Cumulative Preferred Stock at 103% of the liquidation preference ($25.00 per share, plus any accumulated, accrued, and unpaid dividends) in cash.
A REIT Termination Event, shall mean the earliest of:

(i)	filing of income tax return where the Company does not compute its income as a REIT;

(ii)	stockholders’ approval on ceasing to be qualified as a REIT;

(iii)	board of directors’ approval on ceasing to be qualified as a REIT;

(iv)	board’s determination based on advise of the counsel to cease to be qualified as a REIT; or

(v)	determination within the meaning of Section 1313(a) of IRC to cease to be qualified as a REIT.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At September 30, 2018, we had 5.0 million outstanding shares of Series B Convertible Preferred Stock that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The Series B Convertible Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Series B convertible preferred stock	$1,707	$1,707	$5,122	$5,087
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2018, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under management agreements for our hotel properties existing at September 30, 2018, we pay a) monthly property management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees, and d) other general fees at current market rates as approved by our independent directors, if required. These management agreements expire from December 2019 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2018 and December 31, 2017, all of our hotel properties were in the U.S. and its territories.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Advisory services fee
Base advisory fee	$2,508	$2,300	$6,928	$6,579
Reimbursable expenses (1)	529	462	1,448	1,541
Equity-based compensation (2)	1,316	(948)	5,240	(2,298)
Incentive fee	1,380	—	2,241	—
Total	$5,733	$1,814	$15,857	$5,822
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
In connection with the acquisition of the Bardessono Hotel in 2015 and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. agreed to provide $2.0 million of key money consideration in the form of furniture, fixtures and equipment to be used by Braemar. This arrangement is accounted for as a lease, in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. Lease expense of $84,000 and $252,000 was recognized for the three and nine months ended September 30, 2018, respectively, and was included in “other” hotel expense in the consolidated statements of operations. For the three and nine months ended September 30, 2017, this expense was $84,000 and $252,000.
Certain employees of Remington Lodging, who perform work on behalf of Braemar, were granted approximately 22,000 and 21,000 shares of restricted stock under the Braemar Stock Plan in 2017 and 2018, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, expense related to such grants was $53,000 and $164,000, respectively. For both the three and nine months ended September 30, 2017, expense related to such grants was $27,000 and $61,000, respectively. The unamortized compensation expense of these grants was $363,000 as of September 30, 2018, which will be amortized over a period of 2.5 years.
On August 8, 2018, Ashford Inc. completed the acquisition of Premier Project Management LLC (“Premier”), the project management business formerly conducted by certain affiliates of Remington Lodging, including construction management, interior design, architectural oversight, and the purchasing, freight management, and supervision of installation of furniture, fixtures, and equipment, and related services. As a result of Ashford Inc.’s acquisition, the project management services that were previously provided by Remington Lodging will now be provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to us or our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts recorded by us for those services and the applicable classification on our condensed consolidated financial statements (in thousands):

		Three Months Ended September 30, 2018
Company	Product or Service	Total, net	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
OpenKey	Mobile key app	$5	$—	$—	$5	$—
Pure Rooms	Hypoallergenic premium rooms	128	117	—	11	—
RED Leisure	Watersports activities and travel/transportation services	180	—	—	180	—
Premier	Project management services	1,125	1,125	—	—	—
Ashford LLC	Insurance claims services	31	—	—	—	31
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

		Nine Months Ended September 30, 2018
Company	Product or Service	Total, net	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
OpenKey	Mobile key app	$17	$—	$—	$17	$—
Pure Rooms	Hypoallergenic premium rooms	147	117	—	30	—
RED Leisure	Watersports activities and travel/transportation services	540	—	—	540	—
Premier	Project management services	1,125	1,125	—	—	—
Lismore Capital	Mortgage placement services	999	—	(999)	—	—
Ashford LLC	Insurance claims services	100	—	—	—	100
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the due to Ashford Inc. (in thousands):

		September 30, 2018	December 31, 2017
Company	Product or Service	Due to Ashford Inc.
Ashford LLC	Advisory services	$2,525	$1,654
Ashford LLC	Insurance claims services	30	—
OpenKey	Mobile key app	2	4
Pure Rooms	Hypoallergenic premium rooms	—	45
Premier	Project management services	625	—
		$3,182	$1,703

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc. (formerly Ashford Hospitality Prime, Inc.), a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership (formerly Ashford Hospitality Prime Limited Partnership), a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Ashford Trust” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership. “Ashford LLC” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which (together with its affiliates) is a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation (formerly Ashford Prime TRS Corporation), a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton, St. Thomas hotel.
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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future debt and equity financing arrangements;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	anticipated acquisitions or dispositions; and

•	the impact of technology on our operations and business.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of October 31, 2018, we owned interests in twelve hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,549 total rooms, or 3,314 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own ten of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
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
Pursuant to the termination provisions of the Fifth Amended and Restated Advisory Agreement, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended September 30, 2018, are as follows (in thousands):

Revenues	$21,835
Expenses	(9,544)
Net Earnings	$12,291
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
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Concurrent with the completion of the acquisition, the Company completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR +

2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
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
On June 1, 2018, the Company completed the sale of the 293-room Tampa Renaissance in Tampa, Florida for $68.0 million. The sale resulted in a gain of $15.7 million for both the three and nine months ended September 30, 2018 and is included in “gain (loss) on sale of hotel property” in our condensed consolidated statements of operations. The closing of the sale completed a reverse 1031 exchange that was initiated to acquire the Ritz-Carlton, Sarasota.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 68.3% and 65.7% of our total hotel revenue for the three and nine months ended September 30, 2018, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use funds from operations (“FFO”), Adjusted FFO (“AFFO”), earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) and Adjusted EBITDAre as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Revenue
Rooms	$74,358	$77,336	$(2,978)	(3.9)%
Food and beverage	21,171	23,147	(1,976)	(8.5)
Other	13,317	7,597	5,720	75.3
Total hotel revenue	108,846	108,080	766	0.7
Other	—	39	(39)	(100.0)
Total revenue	108,846	108,119	727	0.7
Expenses
Hotel operating expenses:
Rooms	16,624	17,698	1,074	6.1
Food and beverage	16,171	17,766	1,595	9.0
Other expenses	32,058	35,182	3,124	8.9
Management fees	3,963	3,889	(74)	(1.9)
Total hotel expenses	68,816	74,535	5,719	7.7
Property taxes, insurance and other	6,835	5,197	(1,638)	(31.5)
Depreciation and amortization	14,474	14,133	(341)	(2.4)
Impairment charges	—	1,008	1,008	100.0
Advisory services fee	5,733	1,814	(3,919)	(216.0)
Transaction costs	—	244	244	100.0
Corporate general and administrative	1,765	1,602	(163)	(10.2)
Total expenses	97,623	98,533	910	0.9
Operating income (loss)	11,223	9,586	1,637	17.1
Equity in earnings (loss) of unconsolidated entity	(81)	—	(81)
Interest income	540	198	342	172.7
Other income (expense)	(64)	(22)	(42)	(190.9)
Interest expense and amortization of loan costs	(13,084)	(10,610)	(2,474)	(23.3)
Write-off of loan costs and exit fees	—	(380)	380	100.0
Unrealized gain (loss) on investment in Ashford Inc.	2,158	1,875	283	15.1
Unrealized gain (loss) on derivatives	(578)	(531)	(47)	(8.9)
Income (loss) before income taxes	114	116	(2)	(1.7)
Income tax (expense) benefit	(740)	(333)	(407)	(122.2)
Net income (loss)	(626)	(217)	(409)	(188.5)
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,695)	(1,143)	(552)	(48.3)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	452	360	92	25.6
Net income (loss) attributable to the Company	$(1,869)	$(1,000)	$(869)	86.9%

All hotel properties owned for the three months ended September 30, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Plano Marriott Legacy Town Center	Plano, TX	Disposition	November 1, 2017
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended September 30,
	2018	2017
Occupancy	85.86%	83.71%
ADR (average daily rate)	$272.72	$254.65
RevPAR (revenue per available room)	$234.17	$213.17
Rooms revenue (in thousands)	$74,358	$77,336
Total hotel revenue (in thousands)	$108,846	$108,080
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Occupancy	87.71%	85.68%
ADR (average daily rate)	$271.22	$270.27
RevPAR (revenue per available room)	$237.88	$231.55
Rooms revenue (in thousands)	$69,714	$69,159
Total hotel revenue (in thousands)	$97,613	$96,273
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $869,000, to $1.9 million for the three months ended September 30, 2018 (the “2018 quarter”) compared to $1.0 million for the three months ended September 30, 2017 (the “2017 quarter”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $3.0 million, or 3.9%, to $74.4 million during the 2018 quarter compared to the 2017 quarter. During the 2018 quarter, we experienced a 7.1% increase in room rates and an 215 basis point increase in occupancy. Rooms revenue at our eleven comparable hotel properties increased $555,000 due to a 203 basis point increase in occupancy and an increase in room rates of 0.4%. Rooms revenue decreased (i) $3.0 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria (during the 2018 quarter approximately 83 rooms were in service as the hotel is being renovated); (ii) $4.6 million at the Plano Marriott Legacy Town Center as a result of its sale on November 1, 2017; (iii) $3.6 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (iv) $880,000 at the Capital Hilton as a result of 3.84% lower room rates and a 514 basis point decrease in occupancy at the hotel due to a renovation during the 2018 quarter; (v) $411,000 at the Hotel Yountville due to the negative impact caused by Napa wildfires during the 2018 quarter; (vi) $304,000 at the Bardessono Hotel due to the negative impact caused by Napa wildfires during the 2018 quarter; and (vii) $25,000 at the Park Hyatt Beaver Creek as a result of 4.4% lower room rates, partially offset by a 272 basis point decrease in occupancy at the hotel. These decreases were partially offset by increases of (i) $4.6 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) $2.2 million at the San Francisco Courtyard Downtown as a result of 8.18% higher room rates and a 1,229 basis point increase in occupancy at the hotel due to its renovation in the 2017 quarter; (iii) $1.0 million at the Chicago Sofitel Magnificent Mile as a result of 9.5% higher room rates and a 375 basis point increase in occupancy; (iv) $797,000 at the Philadelphia Courtyard as a result of 7.14% higher room rates and a 421 basis point increase in occupancy at the hotel; (v) $666,000 at the Key West Pier House as a result of 0.3% higher room rates and a 1,464 basis point increase in occupancy due the negative impact caused by Hurricanes Irma and Maria in the 2017 quarter; (vi) $332,000 at the Hilton La Jolla Torrey Pines as a result of 5.6% higher room rates, partially offset by a 85 basis point decrease in occupancy at the hotel; and (vi) $185,000 at the Seattle Marriott Waterfront as a result of 4.21% higher room rates, partially offset by a 252 basis point decrease in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue decreased $2.0 million, or 8.5%, to $21.2 million during the 2018 quarter compared to the 2017 quarter. This decrease is primarily attributable to a decrease in food and beverage revenue of $2.7 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes; $2.1 million at the Plano Marriott Legacy Town Center and $1.3 million at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease in food and beverage revenue of $685,000 at the Capital Hilton, Hilton La Jolla Torrey Pines, Bardessono Hotel, and Park Hyatt Beaver Creek. These decreases were partially offset by increases in food and beverage revenue of $3.7 million at the Ritz-Carlton, Sarasota due to its acquisition on April 4, 2018 and an aggregate increase of $1.0 million at the Philadelphia Courtyard, Chicago Sofitel Magnificent Mile, San Francisco Courtyard Downtown, Hotel Yountville, Seattle Marriott Waterfront, and Key West Pier House.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, increased $5.7 million, or 75.3%, to $13.3 million during the 2018 quarter compared to the 2017 quarter. During the 2018 quarter we recognized business interruption revenue of $3.8 million at the Ritz-Carlton, St. Thomas as a result of the Hurricanes Irma and Maria. This increase is also attributable to an increase in other hotel revenue of $2.9 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018. There was also an aggregate increase of $816,000 at the Key West Pier House, Bardessono Hotel, Philadelphia Courtyard, Chicago Sofitel Magnificent Mile, Park Hyatt Beaver Creek, Seattle Marriott Waterfront, and San Francisco Courtyard Downtown. These increases were partially offset by lower other hotel revenue of $216,000 at the Plano Marriott Legacy Town Center and $68,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease of $1.5 million at the Ritz-Carlton, St. Thomas, Hotel Yountville, Capital Hilton, and Hilton La Jolla Torrey Pines.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $39,000, or 100.0%, to $0 in the 2018 quarter compared to the 2017 quarter. The decrease is attributable to the disposition of Plano Marriott Legacy Town Center which included Texas margin tax recoveries from guests in the 2017 quarter.
Rooms Expense. Rooms expense decreased $1.1 million, or 6.1%, to $16.6 million in the 2018 quarter compared to the 2017 quarter. This decrease is attributable to $1.4 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $874,000 at the Plano Marriott Legacy Town Center and $748,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively. There was also an aggregate decrease of $348,000 at the Capital Hilton, Bardessono Hotel, Chicago Sofitel Magnificent Mile, Hotel Yountville, and Hilton La Jolla Torrey Pines. This decrease was partially offset by an increase of $1.4 million at the Ritz-Carlton, Sarasota, as a result of its acquisitions on April 4, 2018, and an aggregate increase in rooms expense of $795,000 at the San Francisco Courtyard Downtown, Philadelphia Courtyard, Park Hyatt Beaver Creek, Seattle Marriott Waterfront, and Key West Pier House. Rooms expense included $193,000 of hurricane related costs at the Ritz-Carlton, St. Thomas in the 2017 quarter.
Food and Beverage Expense. Food and beverage expense decreased $1.6 million, or 9.0%, to $16.2 million during the 2018 quarter compared to the 2017 quarter. The decrease is attributable $2.6 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $1.3 million at the Plano Marriott Legacy Town Center and $970,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively. These decreases were partially offset by increases of $3.1 million at the Ritz-Carlton, Sarasota as a result of its acquisitions on April 4, 2018, and an aggregate increase of $158,000 at our remaining comparable hotel properties. Food and beverage expense included $380,000 of hurricane related costs at the Ritz-Carlton, St. Thomas in the 2017 quarter.
Other Operating Expenses. Other operating expenses decreased $3.1 million, or 8.9%, to $32.1 million in the 2018 quarter compared to the 2017 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $1.0 million in direct expenses and a decrease of $4.2 million in indirect expenses and incentive management fees in the 2018 quarter as compared to the 2017 quarter. Direct expenses were 3.4% of total hotel revenue for the 2018 quarter and 2.5% for the 2017 quarter. The increase in direct expenses is primarily attributable to increases of $1.7 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018, and an aggregate increase of $36,000 at our remaining comparable hotel properties. The increase was partially offset by decreases in other operating expenses of $631,000 at Ritz-Carlton, St. Thomas as a result of the hurricanes, and $74,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales. Direct expenses included $82,000 of hurricane related costs at the Ritz-Carlton, St. Thomas in the 2017 quarter. The decrease in indirect expenses is attributable to decreases in (i) general and administrative costs of $4.8 million including $2.7 million at Ritz-Carlton, St. Thomas as a result of the hurricane related expenses incurred in the 2017 quarter, $1.3 million from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales, and $2.4 million at our remaining comparable hotel properties. The decrease was partially offset by an increase of $1.6 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) energy costs of $499,000, comprised of a decrease of $334,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales, $442,000 at the Ritz-Carlton, St. Thomas of which $104,000 is a result of the hurricane expenses incurred in the 2017 quarter, and $143,000 at our remaining comparable hotel properties, partially offset by an increase of $419,000 at the Ritz-Carlton, Sarasota; (iii) marketing costs of $463,000, comprised of a decrease of $1.1 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $416,000 at the Ritz-Carlton, St. Thomas of which $55,000 is a result of the hurricane expenses incurred in the 2017 quarter, partially offset by an increase of $873,000 at the Ritz-Carlton, Sarasota and $137,000 at our remaining comparable hotel properties; and (iv) lease expense of $34,000, comprised of a decrease of $155,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance and $46,000 at the Ritz-Carlton, St. Thomas, partially offset by increases of $14,000 at the Ritz-Carlton, Sarasota and $153,000 at our remaining comparable hotel properties. These decreases were partially offset by increases in (i) incentive management fees of $1.6 million including $667,000 at the Ritz-Carlton, St. Thomas, $5,000 from the sales of the Plano Marriott Legacy Town Center and Tampa Renaissance, and $1.0 million at our remaining comparable hotel properties; and (ii) repairs and maintenance of $19,000 including $637,000 at the Ritz-Carlton, Sarasota and $50,000 at our remaining comparable hotel properties, partially offset by decreases of $543,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $125,000 at the Ritz-Carlton, St. Thomas of which $62,000 is a result of the hurricane expenses incurred in the 2017 quarter.
Management Fees. Base management fees increased $74,000, or 1.9%, to $4.0 million in the 2018 quarter compared to the 2017 quarter. The increase is comprised of an increase of $339,000 at the Ritz-Carlton, Sarasota and $166,000 at our remaining comparable hotel properties. These increases were partially offset by a decrease of $333,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales, and $98,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.6 million, or 31.5%, to $6.8 million in the 2018 quarter compared to the 2017 quarter, which is attributable to increases of $688,000 at the Ritz-Carlton, Sarasota as a result of its acquisition in April 2018, and $1.5 million at our remaining comparable hotel properties. These increases were partially offset by a decrease of $210,000 at the Plano Marriott Legacy Town Center and $294,000 at the Tampa Renaissance as a result of their sales in November 2017 and June 2018, respectively.
Depreciation and Amortization. Depreciation and amortization increased $341,000, or 2.4%, to $14.5 million for the 2018 quarter compared to the 2017 quarter, which is due to an increase of $2.3 million at the Ritz-Carlton, Sarasota and $980,000 at our remaining comparable hotel properties, partially offset by a decrease of $2.2 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $807,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Impairment Charges. No impairment charges were recorded in the 2018 quarter. We recorded impairment charges of $1.0 million in the 2017 quarter. The impairment charges are related to damages incurred at the Ritz-Carlton, St. Thomas, Key West Pier House, and Tampa Renaissance from Hurricanes Irma and Maria. See note 4 to our condensed consolidated financial statements.
Advisory Services Fee. Advisory services fee increased $3.9 million, or 216.0%, to $5.7 million in the 2018 quarter compared to the 2017 quarter due to increases in equity-based compensation of $2.3 million, incentive fee of $1.4 million, base advisory fee of $207,000, and $67,000 in reimbursable expenses. In the 2018 quarter, we recorded an advisory services fee of $5.7 million, which included a base advisory fee of $2.5 million, reimbursable expenses of $529,000, an incentive fee of $1.4 million and $1.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2017 quarter, we recorded an advisory services fee of $1.8 million which included a base advisory fee of $2.3 million, reimbursable expenses of $462,000 and a credit to equity-based compensation expense of $948,000 associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values at September 30, 2017 as compared to December 31, 2016.
Transaction Costs. In the 2018 quarter, we incurred no transaction costs. In the 2017 quarter, we recorded transaction costs of $244,000 primarily related to the acquisitions of the Hotel Yountville and Park Hyatt Beaver Creek.
Corporate General and Administrative. Corporate general and administrative expenses increased $163,000, or 10.2%, to $1.8 million in the 2018 quarter compared to the 2017 quarter. The increase is a result of increases in professional fees of $241,000, miscellaneous expenses of $152,000, public company costs of $110,000 and equity-based compensation to non-employee directors of $304,000 in the 2018 quarter compared to the 2017 quarter. These increases were partially offset by lower professional fees of $644,000 associated with the prior proxy contest and litigation. In the 2017 quarter we incurred professional fees associated with the proxy contest and litigation of $531,000 and in the 2018 quarter we recorded insurance recoveries related to the proxy contest and litigation of $113,000.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $81,000 in the 2018 quarter related to our investment in OpenKey. We did not have an investment in OpenKey during the 2017 quarter.

Interest Income. Interest income increased $342,000, or 172.7%, to $540,000 for the 2018 quarter compared to the 2017 quarter.
Other Income (Expense). Other expense increased $42,000 from $22,000 to $64,000 in the 2018 quarter compared to the 2017 quarter. In the 2018 quarter, we recorded other expense of $64,000 related to CMBX premiums and usage fees. In the 2017 quarter, we recorded other expense of $22,000 related to CMBX premiums and usage fees.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $2.5 million, or 23.3%, to $13.1 million for the 2018 quarter compared to the 2017 quarter. The increase is primarily due to new mortgage loans associated with the acquisitions of the Hotel Yountville and Ritz-Carlton, Sarasota, our May 2018 mortgage loan refinance and higher average LIBOR rate. The average LIBOR rates for the 2018 quarter and the 2017 quarter were 2.11% and 1.23%, respectively.
Write-off of Loan Costs and Exit Fees. There were no write-off of loan costs and exit fees during the 2018 quarter. Write-off of loan costs and exit fees was $380,000 for the 2017 quarter, resulting from the write-off of unamortized loan costs of $188,000 and exit costs of $191,000 associated with the refinancing of the Bardessono Hotel mortgage loan. The mortgage loan was refinanced with a $40.0 million mortgage loan due August 2022.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain on investment in Ashford Inc. increased $283,000, or 15.1%, to $2.2 million in the 2018 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $578,000 for the 2018 quarter consisted of a $434,000 unrealized loss on CMBX credit default swaps, a $134,000 unrealized loss on interest rate floors, and a $10,000 unrealized loss on interest rate caps. Unrealized loss on derivatives of $531,000 for the 2017 quarter consisted of a $375,000 unrealized loss associated with credit default swaps, a $132,000 unrealized loss on interest rate floors and a $24,000 unrealized loss on interest rate caps. The fair value of the interest rate caps and floors are primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $407,000, or 122.2%, to $740,000 for the 2018 quarter. This increase was primarily due to an increase in the profitability of the Company’s taxable REIT subsidiaries in the 2018 quarter compared to the 2017 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $1.7 million and $1.1 million for the 2018 quarter and the 2017 quarter, respectively. At September 30, 2018, noncontrolling interests in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $452,000 and $360,000 for the 2018 quarter and the 2017 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 11.22% and 11.72% as of September 30, 2018 and 2017, respectively.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Revenue
Rooms	$218,304	$224,203	$(5,899)	(2.6)%
Food and beverage	70,064	75,600	(5,536)	(7.3)
Other	44,085	21,588	22,497	104.2
Total hotel revenue	332,453	321,391	11,062	3.4
Other	—	116	(116)	(100.0)
Total revenue	332,453	321,507	10,946	3.4
Expenses
Hotel operating expenses:
Rooms	48,194	51,108	2,914	5.7
Food and beverage	49,078	53,890	4,812	8.9
Other expenses	95,490	94,934	(556)	(0.6)
Management fees	12,081	11,643	(438)	(3.8)
Total hotel expenses	204,843	211,575	6,732	3.2
Property taxes, insurance and other	18,516	15,641	(2,875)	(18.4)
Depreciation and amortization	42,291	39,573	(2,718)	(6.9)
Impairment charges	71	1,008	937	93.0
Advisory services fee	15,857	5,822	(10,035)	(172.4)
Contract modification cost	—	5,000	5,000	100.0
Transaction costs	949	6,638	5,689	85.7
Corporate general and administrative	2,999	7,007	4,008	57.2
Total expenses	285,526	292,264	6,738	2.3
Operating income (loss)	46,927	29,243	17,684	60.5
Equity in earnings (loss) of unconsolidated entity	(146)	—	(146)
Interest income	970	475	495	104.2
Gain (loss) on sale of hotel property	15,711	—	15,711
Other income (expense)	(190)	(292)	102	34.9
Interest expense and amortization of loan costs	(35,941)	(28,743)	(7,198)	(25.0)
Write-off of loan costs and exit fees	(4,178)	(2,343)	(1,835)	(78.3)
Unrealized gain (loss) on investment in Ashford Inc.	(3,338)	3,403	(6,741)	(198.1)
Unrealized gain (loss) on derivatives	(803)	(1,529)	726	47.5
Income (loss) before income taxes	19,012	214	18,798	8,784.1
Income tax (expense) benefit	(2,514)	(334)	(2,180)	(652.7)
Net income (loss)	16,498	(120)	16,618	13,848.3
(Income) loss from consolidated entities attributable to noncontrolling interests	(1,742)	(2,736)	994	36.3
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,075)	958	(2,033)	(212.2)
Net income (loss) attributable to the Company	$13,681	$(1,898)	$15,579	820.8%

All hotel properties owned for the nine months ended September 30, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
Plano Marriott Legacy Town Center	Plano, TX	Disposition	November 1, 2017
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
Occupancy	83.19%	82.16%
ADR (average daily rate)	$272.85	$258.79
RevPAR (revenue per available room)	$226.99	$212.63
Rooms revenue (in thousands)	$218,304	$224,203
Total hotel revenue (in thousands)	$332,453	$321,391
The following table illustrates the key performance indicators of the nine hotel properties that were included for the full nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Occupancy	85.22%	84.47%
ADR (average daily rate)	$258.34	$268.52
RevPAR (revenue per available room)	$220.15	$226.82
Rooms revenue (in thousands)	$175,220	$185,523
Total hotel revenue (in thousands)	$247,495	$258,327
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $15.6 million, from a net loss of $1.9 million for the nine months ended September 30, 2017 (the “2017 period”), to net income of $13.7 million for the nine months ended September 30, 2018 (the “2018 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $5.9 million, or 2.6%, to $218.3 million during the 2018 period compared to the 2017 period. During the 2018 period, we experienced a 5.4% increase in room rates and a 103 basis point increase in occupancy. Rooms revenue at our nine comparable hotel properties decreased $10.3 million due to a decrease in room rates of 3.8%, partially offset by a 75 basis point increase in occupancy. Rooms revenue decreased (i) $16.8 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria (during the 2018 period approximately 83 rooms were in service as the hotel is being renovated); (ii) $14.9 million at the Plano Marriott Legacy Town Center as a result of its sale on November 1, 2017; (iii) $4.6 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (iv) $2.5 million at the Capital Hilton as a result of 1.9% lower room rates and a 531 basis point decrease in occupancy at the hotel due to a renovation during the 2018 period and the presidential inauguration that occurred in the 2017 period; and (v) $472,000 at the Bardessono Hotel as a result of a 483 basis point decrease in occupancy, partially offset by 1.7% higher room rates at the hotel due to the negative impact caused by the Napa wildfires. These decreases were partially offset by increases of (i) $10.9 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) $9.8 million at the Park Hyatt Beaver Creek as a result of its acquisition on March 31, 2017; (iii) $3.2 million at the Hotel Yountville as a result of its acquisition on May 11, 2017 (2018 period results were negatively impacted by the Napa wildfires); (iv) $4.2 million at the San Francisco Courtyard Downtown as a result of 5.6% higher room rates and a 797 basis point increase in occupancy at the hotel due to its renovation in the 2017 period; (v) $2.6 million at the Philadelphia Courtyard as a result of 7.2% higher room rates and a 478 basis point increase in occupancy at the hotel due to a renovation during the 2017 period; (vi) $975,000 at the Hilton La Jolla Torrey Pines as a result of 2.6% higher room rates and a 201 basis point increase in occupancy at the hotel; (vii) $919,000 at the Chicago Sofitel Magnificent Mile as a result of a 6.6% higher room rates, partially offset by a 120 basis point decrease in occupancy, as a result of a renovation at the hotel; (viii) $563,000 at the Seattle Marriott Waterfront as a result of 4.9% higher room rates, partially offset by a 282 basis point decrease in occupancy at the hotel; and (ix) $280,000 at the Key West Pier House as a result of a 243 basis point increase in occupancy, partially offset by 0.9% lower room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenue decreased $5.5 million, or 7.3%, to $70.1 million during the 2018 period compared to the 2017 period. This overall decrease is due to a decrease of $10.4 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes; $8.7 million at the Plano Marriott Legacy Town Center and $2.1 million at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease in food and beverage revenue of $2.4 million at the Seattle Marriott Waterfront, Capital Hilton, Key West Pier House, and Bardessono Hotel. These decreases were partially offset by increases of $5.0 million at the Park Hyatt Beaver Creek, $616,000 at the Hotel Yountville and $9.8 million at the Ritz-Carlton, Sarasota due to their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively, and an aggregate increase in food and beverage revenue of $2.5 million at the Philadelphia Courtyard, Hilton La Jolla Torrey Pines, Chicago Sofitel Magnificent Mile and San Francisco Courtyard Downtown.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $22.5 million, or 104.2%, to $44.1 million during the 2018 period compared to the 2017 period. During the 2018 period we recognized business interruption revenue of $13.9 million at the Ritz-Carlton, St. Thomas and Key West Pier House and $1.9 million, net of deductibles of $500,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. We also recorded $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. The overall increase is also attributable to an increase in other hotel revenue of $3.7 million at the Park Hyatt Beaver Creek, $306,000 at the Hotel Yountville and $5.6 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. There was also an aggregate increase of $1.5 million at the Chicago Sofitel Magnificent Mile, Key West Pier House, Bardessono Hotel, Philadelphia Courtyard, San Francisco Courtyard Downtown and Seattle Marriott Waterfront. These increases were partially offset by lower other hotel revenue of $746,000 at the Plano Marriott Legacy Town Center and $135,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, $6.0 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes and an aggregate decrease of $831,000 at the Hilton La Jolla Torrey Pines and Capital Hilton.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $116,000, or 100.0%, to $0 in the 2018 period compared to the 2017 period. The decrease is attributable to the disposition of Plano Marriott Legacy Town Center which included Texas margin tax recoveries from guests in the 2017 period.
Rooms Expense. Rooms expense decreased $2.9 million, or 5.7%, to $48.2 million in the 2018 period compared to the 2017 period. The decrease is attributable to a decrease of $5.2 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $2.8 million at the Plano Marriott Legacy Town Center and $1.0 million at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively. There was also an aggregate decrease of $994,000 at the Capital Hilton, Chicago Sofitel Magnificent Mile, Bardessono Hotel and Key West Pier House. This decrease was partially offset by an increase of $1.6 million at the Park Hyatt Beaver Creek, $838,000 at the Hotel Yountville and $3.2 million at the Ritz-Carlton, Sarasota, as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. There was also an aggregate increase of $1.4 million at the San Francisco Courtyard Downtown, Philadelphia Courtyard, Hilton La Jolla Torrey Pines and Seattle Marriott Waterfront. Rooms expense included $193,000 of hurricane related costs at the Ritz-Carlton, St. Thomas in the 2017 period.
Food and Beverage Expense. Food and beverage expense decreased $4.8 million, or 8.9%, to $49.1 million during the 2018 period compared to the 2017 period. The decrease is attributable to $8.9 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $4.5 million at the Plano Marriott Legacy Town Center and $1.4 million at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease of $763,000 at our remaining comparable hotel properties. These decreases were partially offset by increases of $3.2 million at the Park Hyatt Beaver Creek, $561,000 at the Hotel Yountville and $7.0 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. Food and beverage expense included $380,000 of hurricane related costs at the Ritz-Carlton, St. Thomas in the 2017 period.
Other Operating Expenses. Other operating expenses increased $556,000, or 0.6%, to $95.5 million in the 2018 period compared to the 2017 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $2.3 million in direct expenses, partially offset by a decrease of $1.7 million in indirect expenses and incentive management fees in the 2018 period compared to the 2017 period. Direct expenses were 2.9% of total hotel revenue for the 2018 period and 2.3% for the 2017 period. The increase in direct expenses is primarily attributable to increases of $1.8 million at the Park Hyatt Beaver Creek, $164,000 at the Hotel Yountville and $3.3 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. The increase was partially offset by decreases of $2.5 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $297,000 at our remaining comparable hotel properties and $140,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales. Direct expenses included $82,000 of hurricane related expenses at the Ritz-Carlton, St. Thomas in the 2017 period. The decreases in indirect expenses are attributable to decreases in (i) general and administrative costs of $4.4 million, comprised of $4.4 million at the Ritz-Carlton, St. Thomas of which $2.7 million is a result of the hurricane related expenses incurred in the 2017 period; $3.2 million from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales; and $1.6 million at our remaining comparable hotel properties, partially offset by an increase of $4.8 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota as a result of their acquisitions; (ii) marketing costs of $231,000, including $2.5 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $1.5 million at the Ritz-Carlton, St. Thomas; partially offset by an increase of $2.5 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and an aggregate increase of $1.2 million at our remaining comparable hotel properties; (iii) energy costs of $101,000, comprised of a decrease of $759,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $486,000 at the Ritz-Carlton, St. Thomas of which $104,000 is a result of the hurricane related expenses incurred in the 2017 period, partially offset by an increase of $1.2 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota, and $93,000 at our remaining comparable hotel properties; and (iv) lease expense of $32,000 comprised of a decrease of $220,000 at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $64,000 at the Ritz-Carlton, St. Thomas, partially offset by an increase of $94,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance and $158,000 at our remaining comparable hotel properties. These decreases were partially offset by increases in (i) incentive management fees of $3.0 million including $1.8 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and an aggregate increase of $2.0 million at our remaining comparable hotel properties, partially offset by decreases of $769,000 from the sales of the Plano Marriott Legacy Town Center and Tampa Renaissance; and (ii) repairs and maintenance of $38,000 including $1.8 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $163,000 at our remaining comparable hotel properties, partially offset by a decrease of $1.2 million from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $753,000 at the Ritz-Carlton, St. Thomas of which $62,000 is a result of the hurricane related expenses incurred in the 2017 period.
Management Fees. Base management fees increased $438,000, or 3.8%, to $12.1 million in the 2018 period compared to the 2017 period. The increase is comprised of an increase of $1.5 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $363,000 at our remaining comparable hotel properties. These increases are partially offset by a decrease of $806,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $589,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.9 million, or 18.4%, to $18.5 million in the 2018 period compared to the 2017 period, which is attributable to increases of $714,000 at the Park Hyatt Beaver Creek, $351,000 at the Hotel Yountville and $1.4 million at the Ritz-Carlton, Sarasota as a result of their acquisitions in March 2017, May 2017 and April 2018, respectively, and $1.9 million at our remaining comparable hotel properties. These increases were partially offset by a decrease $1.0 million at the Plano Marriott Legacy Town Center and $350,000 at the Tampa Renaissance as a result of their sales in November 2017 and June 2018, respectively, and $78,000 at the Ritz-Carlton, St. Thomas.
Depreciation and Amortization. Depreciation and amortization increased $2.7 million, or 6.9%, to $42.3 million for the 2018 period compared to the 2017 period due to an aggregate increase of $6.6 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $3.4 million at our remaining comparable hotel properties, partially offset by a decrease of $5.2 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $2.1 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Impairment Charges. We recorded impairment charges of $71,000 and $1.0 million in the 2018 period and 2017 period, respectively. In the 2018 period we recorded an impairment charge of $59,000 at the Key West Pier House and $12,000 at the Tampa Renaissance as a result of changes in the estimates of property damage from the hurricanes. We recorded impairment charges of $1.0 million in the 2017 period related to Hurricanes Irma and Maria damages incurred at the Ritz-Carlton, St. Thomas, Key West Pier House, and Tampa Renaissance. See note 4 to our condensed consolidated financial statements.
Advisory Services Fee. Advisory services fee increased $10.0 million, or 172.4%, to $15.9 million in the 2018 period compared to the 2017 period due to increases in equity-based compensation of $7.5 million, incentive fee of $2.2 million and base advisory fee of $349,000. These increases were partially offset by a decrease of $93,000 in reimbursable expenses. In the 2018 period, we recorded an advisory services fee of $15.9 million, which included a base advisory fee of $6.9 million, reimbursable expenses of

$1.4 million, an incentive fee of $2.2 million and $5.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. During the 2018 period, approximately $2.2 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards. In the 2017 period, we recorded an advisory services fee of $5.8 million which included a base advisory fee of $6.6 million, reimbursable expenses of $1.5 million and a credit to equity-based compensation expense in the amount of $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values at September 30, 2017 as compared to December 31, 2016.
Contract Modification Cost. In the 2017 period, we recorded a $5.0 million one-time payment to Ashford LLC upon entering into the Fourth Amended and Restated Advisory Agreement.
Transaction Costs. In the 2018 period, we recorded transaction costs of $949,000 primarily related to the acquisition of Ritz-Carlton, Sarasota. In the 2017 period, we recorded transaction costs of $6.6 million related to the acquisitions of Park Hyatt Beaver Creek and the Hotel Yountville.
Corporate General and Administrative. Corporate general and administrative expenses decreased $4.0 million, or 57.2%, to $3.0 million in the 2018 period compared to the 2017 period. In the 2017 period we incurred professional fees associated with the proxy contest and litigation of $2.6 million. In the 2018 period we recorded insurance recoveries related to the proxy contest and litigation of $1.2 million. This resulted in a decrease in professional fees associated with the proxy contest and litigation of $3.8 million in the 2018 period compared to the 2017 period. We also incurred lower professional fees of $81,000, miscellaneous expenses of $129,000, public company costs of $63,000 and higher equity-based compensation to non-employee directors of $59,000 in the 2018 period compared to the 2017 period.
Equity in Earnings (Loss) of Unconsolidated Entity. We recorded equity in loss of unconsolidated entity of $146,000 in the 2018 period related to our investment in OpenKey. We did not have an investment in OpenKey during the 2017 period.
Interest Income. Interest income increased $495,000, or 104.2%, to $970,000 for the 2018 period compared to the 2017 period.
Gain (loss) on sale of hotel property. In the 2018 period, we recorded a gain of $15.7 million related the sale of the Tampa Renaissance on June 1, 2018.
Other Income (Expense). Other expense decreased $102,000 from $292,000 to $190,000 in the 2018 period compared to the 2017 period. In the 2018 period, we recorded other expense of $190,000 related to CMBX premiums and usage fees. In the 2017 period, we recognized a realized loss of $271,000 related to the maturity of options on futures contracts and expense of $21,000 related to CMBX premiums and usage fee.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $7.2 million, or 25.0%, to $35.9 million for the 2018 period compared to the 2017 period. The increase is primarily due to new mortgage loans associated with the acquisitions of the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota, our May 2018 mortgage loan refinance and higher average LIBOR rate. The average LIBOR rates for the 2018 period and the 2017 period were 1.89% and 1.04%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $4.2 million for the 2018 period, resulting from the write-off of unamortized loan costs of $1.6 million and exit fees of $2.6 million associated with the refinancing of two mortgage loans. Write-off of loan costs and exit fees was $2.3 million for the 2017 period, resulting from the write-off of unamortized loan costs of $295,000 and exit costs of $2.0 million associated with the refinancing of four mortgage loans, including the refinancing of three mortgage loans maturing April 2017 and the refinancing of the Bardessono Hotel mortgage loan.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $6.7 million, or 198.1%, from an unrealized gain of $3.4 million in the 2017 period to an unrealized loss of $3.3 million in the 2018 period. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $803,000 for the 2018 period consisted of a $271,000 unrealized loss on interest rate caps, and a $218,000 unrealized loss on interest rate floors and a $314,000 unrealized loss on CMBX credit default swaps. Unrealized loss on derivatives of $1.5 million for the 2017 period consisted of a $1.0 million unrealized loss on interest rate floors, and a $341,000 unrealized loss on interest rate caps, and a $375,000 unrealized loss on CMBX credit default swaps, partially offset by a $213,000 unrealized gain on options on futures contracts. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is primarily based on the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $2.2 million, from $334,000 for the 2017 period to $2.5 million for the 2018 period. This change was primarily due to an increase in the profitability of our TRSs in the 2018 period compared to the 2017 period.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $1.7 million and $2.7 million for the 2018 period and the 2017 period, respectively. At both September 30, 2018 and 2017, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.1 million and a net loss $958,000 for the 2018 period and the 2017 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 11.22% and 11.72% as of September 30, 2018 and 2017, respectively.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our secured revolving credit facility and future equity and preferred equity issuances, existing working capital, net cash provided by operations, proceeds from insurance claims, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for federal income tax purposes.
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2018, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with Morgan Stanley & Co. LLC and UBS Securities LLC, each acting as a sales agent (the “Equity Distribution Agreements”), as subsequently amended. Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of September 30, 2018, no shares of our common stock have been sold under this program.
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
Secured Revolving Credit Facility
We have a senior secured revolving credit facility in the amount of $100 million. It includes $15 million available in letters of credit and $15 million available in swingline loans. We believe the secured revolving credit facility will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value (based on property capitalization rates defined within the secured revolving credit facility agreement) not to exceed 60%. Our ratio was 48.5% at September 30, 2018.

•	consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. Our ratio was 2.06x at September 30, 2018.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at September 30, 2018.
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
The secured revolving credit facility matures on November 10, 2019, has two one-year extension options if certain terms and conditions are satisfied and a 0.25% extension fee is paid. The secured revolving credit facility has an accordion feature whereby the aggregate commitments may be increased up to $250 million, subject to certain terms.
We intend to repay any indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities or sale of assets, as market conditions permit.
Sources and Uses of Cash
We had approximately $163.8 million and $137.5 million of cash and cash equivalents at September 30, 2018 and December 31, 2017, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $52.9 million and $46.6 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows from operations are impacted by changes in hotel operations of our nine comparable hotel properties, the sales of the Plano Marriott Legacy Town Center on November 1, 2017 and the Tampa Renaissance on June 1, 2018 as well as the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017, Hotel Yountville on May 11, 2017, and Ritz-Carlton, Sarasota on April 4, 2018. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2018, net cash flows used in investing activities were $141.5 million. These cash outflows were primarily attributable to $177.9 million for the acquisition of the Ritz-Carlton, Sarasota, $51.6 million of capital improvements made to various hotel properties and a $2.0 million investment in OpenKey, partially offset by $65.3 million of proceeds from the sale of the Tampa Renaissance and $24.7 million of insurance proceeds received related to the hurricanes. For the nine months ended September 30, 2017, net cash flows used in investing activities were $274.1 million. These cash outflows were primarily attributable to $243.7 million for the acquisitions of the Park Hyatt Beaver Creek and Hotel Yountville and $32.7 million of capital improvements made to various hotel properties, partially offset by $2.3 million of proceeds received from the liquidation of our investment in the AQUA U.S. Fund.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2018, net cash flows provided by financing activities were $142.1 million. Cash inflows primarily consisted of borrowings on indebtedness of $575.0 million partially offset by $399.8 million for repayments of indebtedness, $22.7 million for payments of dividends and distributions and $9.4 million for payments of loan costs and exit fees. For the nine months ended September 30, 2017, net cash flows provided by financing activities were $221.3 million. Cash inflows primarily consisted of borrowings on indebtedness of $523.5 million, proceeds of $66.4 million from the issuance of common stock and $40.2 million from the issuance of convertible preferred stock. These cash inflows were partially offset by $376.4 million for repayments of indebtedness, $19.6 million for payments of dividends and distributions, $10.7 million for payments of loan costs and exit fees and $1.6 million for distributions to the holder of a noncontrolling interest in consolidated entities.
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
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on sale of hotel property and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDAre.
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, contract modification cost, software implementation costs, uninsured hurricane and wildfire related costs, other/income expense, Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/loss on investments, unrealized gain/ loss on derivatives and stock/unit-based compensation.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(626)	$(217)	$16,498	$(120)
Interest expense and amortization of loan costs	13,084	10,610	35,941	28,743
Depreciation and amortization	14,474	14,133	42,291	39,573
Income tax expense (benefit)	740	333	2,514	334
Equity in (earnings) loss of unconsolidated entity	81	—	146	—
Company’s portion of EBITDA of OpenKey	(79)	—	(143)	—
EBITDA	27,674	24,859	97,247	68,530
Impairment charges on real estate	—	1,008	71	1,008
(Gain) loss on sale of hotel property	—	—	(15,711)	—
EBITDAre	27,674	25,867	81,607	69,538
Amortization of favorable (unfavorable) contract assets (liabilities)	51	43	143	136
Transaction and management conversion costs	—	260	965	6,700
Other (income) expense	64	22	190	292
Write-off of loan costs and exit fees	—	380	4,178	2,343
Unrealized (gain) loss on investment in Ashford Inc.	(2,158)	(1,875)	3,338	(3,403)
Unrealized (gain) loss on derivatives	578	531	803	1,529
Non-cash stock/unit-based compensation	1,674	(921)	5,709	(1,992)
Legal, advisory and settlement costs	277	560	(667)	3,508
Advisory services incentive fee	1,380	—	2,241	—
Contract modification cost	—	—	—	5,000
Software implementation costs	—	—	—	79
Uninsured hurricane and wildfire related costs	—	3,573	412	3,573
Company’s portion of adjustments to EBITDAre of OpenKey	2	—	4	—
Adjusted EBITDAre	$29,542	$28,440	$98,923	$87,303

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to the Company, computed in accordance with GAAP, excluding gains or losses on sales of hotel properties and extraordinary items as defined by GAAP, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes preferred dividends, transaction and management conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, advisory services incentive fee, contract modification cost, software implementation costs, uninsured hurricane and wildfire related costs, other income/expense and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(626)	$(217)	$16,498	$(120)
(Income) loss from consolidated entities attributable to noncontrolling interest	(1,695)	(1,143)	(1,742)	(2,736)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	452	360	(1,075)	958
Preferred dividends	(1,707)	(1,707)	(5,122)	(5,087)
Net income (loss) attributable to common stockholders	(3,576)	(2,707)	8,559	(6,985)
Depreciation and amortization on real estate (1)	13,720	13,406	40,030	37,409
Impairment charges on real estate	—	1,008	71	1,008
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(452)	(360)	1,075	(958)
Equity in (earnings) loss of unconsolidated entity	81	—	146	—
(Gain) loss on sale of hotel property	—	—	(15,711)	—
Company’s portion of FFO of OpenKey	(81)	—	(146)	—
FFO available to common stockholders and OP unitholders	9,692	11,347	34,024	30,474
Preferred dividends	1,707	1,707	5,122	5,087
Transaction and management conversion costs	—	260	965	6,700
Other (income) expense	64	22	190	292
Interest expense accretion on refundable membership club deposits	226	—	376	—
Write-off of loan costs and exit fees	—	380	4,178	2,343
Amortization of loan costs	1,070	1,331	3,084	3,679
Unrealized (gain) loss on investment in Ashford Inc.	(2,158)	(1,875)	3,338	(3,403)
Unrealized (gain) loss on derivatives	578	531	803	1,529
Non-cash stock/unit-based compensation	1,674	(921)	5,709	(1,992)
Legal, advisory and settlement costs	277	560	(667)	3,508
Advisory services incentive fee	1,380	—	2,241	—
Contract modification cost	—	—	—	5,000
Software implementation costs	—	—	—	79
Uninsured hurricane and wildfire related costs	—	3,573	412	3,573
Company’s portion of adjustments to FFO of OpenKey	2	—	4	—
Adjusted FFO available to the Company and OP unitholders	$14,512	$16,915	$59,779	$56,869
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interest for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization on real estate	$(754)	$(727)	$(2,261)	$(2,164)
Amortization of loan costs	(24)	(25)	(73)	(75)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	Full	550	75%	413
Seattle Marriott Waterfront	Seattle, WA	Full	361	100	361
Philadelphia Courtyard (1)	Philadelphia, PA	Select	499	100	499
San Francisco Courtyard Downtown (1)	San Francisco, CA	Select	410	100	410
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100	415
Pier House Resort	Key West, FL	Full	142	100	142
Ritz-Carlton, St. Thomas (2)	St. Thomas, USVI	Full	180	100	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100	190
Hotel Yountville	Yountville, CA	Full	80	100	80
Ritz-Carlton, Sarasota (3)	Sarasota, FL	Full	266	100	266
Ground Lease Properties
Hilton La Jolla Torrey Pines (3)	La Jolla, CA	Full	394	75%	296
Bardessono Hotel (4)	Yountville, CA	Full	62	100	62
Total			3,549		3,314
________

(1)	Announced plans to convert to Autograph Collection. These hotel properties will be full service upon conversion.

(2)
Due to the impact from hurricanes Irma and Maria the Ritz-Carlton, St. Thomas total rooms count was approximately 83 during the nine months ended September 30, 2018. The hotel had 180 total rooms in service prior to the hurricanes.

(3)	The ground lease expires in 2067.

(4)	The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At September 30, 2018, our total indebtedness of $993.3 million was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at September 30, 2018, would be approximately $2.5 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2018, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amounts totaling $50.0 million to hedge financial and capital market risk for upfront costs of $888,000, of which $269,000 has since been returned to us, and $619,000 remains held as collateral as of September 30, 2018. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.3 million at September 30, 2018.

We hold interest rate floors with notional amounts totaling $10.9 billion and strike rates ranging from (0.25)% to 2.00%. Our total exposure is capped at our initial total cost of $3.8 million. These instruments have termination dates ranging from March 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of September 30, 2018, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2018, pursuant to this authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July1 to July 31	912	$—	(1)	—	$50,000,000
August 1 to August 31	—	$—		—	$50,000,000
September 1 to September 30	88	$—	(1)	—	$50,000,000
Total	1,000	$—		—
__________________

(1)	There is no cost associated with the forfeiture of 912 and 88 restricted shares of our common stock in July and September, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.4
Amendment Number One to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017)

3.5	Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018)
3.6	Third Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.11 to the Quarterly Report on Form 10-Q filed on May 9, 2018)
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	November 7, 2018	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 7, 2018	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer