Form 10-K
period 2018-12-31
Braemar Hotels & Resorts Inc.
filed 2019-03-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 001-35972
BRAEMAR HOTELS & RESORTS INC.
(Exact name of registrant as specified in its charter)

Maryland	46-2488594
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
14185 Dallas Parkway, Suite 1100 Dallas, Texas	75254
(Address of principal executive offices)	(Zip code)
(972) 490-9600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York Stock Exchange
Preferred Stock, Series B	New York Stock Exchange
Preferred Stock, Series D	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes     ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes          ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    ☑  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2018, the aggregate market value of 31,028,907 shares of the registrant’s common stock held by non-affiliates was approximately $354,350,000.
As of March 6, 2019, the registrant had 32,862,046 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2019 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

BRAEMAR HOTELS & RESORTS INC.
YEAR ENDED DECEMBER 31, 2018

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc. (formerly Ashford Hospitality Prime, Inc.), a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership (formerly Ashford Hospitality Prime Limited Partnership), a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or “our advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. and “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Lodging” refers to Remington Lodging & Hospitality LLC, a Delaware limited liability company, a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation (formerly Ashford Prime TRS Corporation), a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton, St. Thomas hotel.
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
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
the factors discussed in this Annual Report under the sections entitled “Risk Factors,” “ Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);

•	general and economic business conditions affecting the lodging and travel industry;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	availability of qualified personnel to our advisor;

•	changes in our industry and the market in which we operate, interest rates, or local economic conditions;

•	the degree and nature of our competition;

•	actual and potential conflicts of interest with Ashford Trust, Ashford LLC, Ashford Inc., Remington Lodging, our executive officers and our non-independent directors;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•
legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”) and related rules, regulations and interpretations governing the taxation of real estate investment trusts (“REITs”); and

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

PART I

Item 1. Business
Our Company
We are an externally-advised Maryland corporation that was formed in April 2013 as Ashford Hospitality Prime, Inc. and changed our name to Braemar Hotels & Resorts Inc. in April 2018. We became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average RevPAR was $172 for the year ended December 31, 2018. We have elected to be taxed as a REIT under the Internal Revenue Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 6, 2019, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated joint venture entity.
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 6, 2019, Remington Lodging, which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include project management services, mortgage placement services, real estate advisory services, watersports activities, travel/transportation services and mobile key technology. See note 21 to our consolidated financial statements.
On January 15, 2019, in conjunction with our acquisition of the Ritz-Carlton, Lake Tahoe, we entered into the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC. Per the Agreement, Ashford LLC will provide funding to facilitate the acquisition of properties by Braemar OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). Each funding will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two-year period following the date of such acquisition, in exchange for furniture, fixtures & equipment (“FF&E”) for use at the acquired property or any other property owned by Braemar OP. See “Certain Agreements—ERFP Agreement.”
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
In connection with this investment strategy, we frequently evaluate opportunities to acquire additional hotel properties, either through direct ownership, joint ventures, partnership participations or similar arrangements. We may use cash or issue common units in Braemar OP as currency for a transaction. Some or all of these acquisitions, if completed, may be material to our company, individually or in the aggregate. We may, from time to time, be party to letters of intent, term sheets and other non-binding agreements relating to potential acquisitions. We cannot assure you that we will enter into definitive acquisition agreements with respect to any potential acquisitions.
Active Asset Management Strategy. We rely on Ashford LLC to asset-manage the hotel properties in our portfolio, and will rely on Ashford LLC to asset manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Asset management is intended to include actively “managing” the third-party property managers and holding them accountable to drive top line and bottom line operating performance. Ashford LLC aims to achieve this goal by benchmarking each asset’s performance compared to similar hotel properties within our portfolio. Ashford LLC also closely monitors all hotel operating expenses, as well as third-party vendor and service contracts. If expense levels are not commensurate with the property revenues, Ashford LLC works with the property manager to implement cost cutting initiatives. Ashford LLC is also very active in evaluating and proposing improved strategies for the sales, marketing and revenue management initiatives of the property manager as well as its ability to drive ancillary hotel revenues (for example, spa, food and beverage, parking, and Internet). In addition to supervising and directing the property manager, Ashford LLC works with the brands and management companies to negotiate favorable franchise agreement and property management agreement terms. Ashford LLC also actively participates in brand advisory committee meetings to provide feedback and input on new hotel brand initiatives.
Disciplined Capital Allocation Strategy. We intend to pursue a disciplined capital allocation strategy as it relates to the acquisition, operation, disposition and financing of assets in our portfolio and those that we may acquire in the future. Ashford LLC utilizes its extensive industry experience and capital markets expertise to influence the timing of capital deployment and recycling, and we may selectively sell hotel properties that are no longer consistent with our investment strategy or as to which returns appear to have been maximized. To the extent we sell hotel properties, we generally intend to redeploy the capital into investment opportunities that we believe will achieve higher returns or buy back our common stock or other securities.
Our Hotels
As of March 6, 2019, we own interests in a high-quality, geographically diverse portfolio of thirteen hotel properties located in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands including The Ritz-Carlton, Lake Tahoe, which we acquired in January 2019. Our properties have 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are generally located in markets that exhibit strong growth characteristics resulting from multiple demand generators. Eight of the thirteen hotel properties in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Accor Business and Leisure Management, LLC (“Accor”), one is managed by Hyatt Hotels Corporation (“Hyatt”) and three hotel properties are managed by Remington Lodging. The material terms of these property management agreements are described below in “Certain Agreements—Hotel Management Agreements.” Each of our hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For the year ended December 31, 2018, approximately 75% of the rooms revenue was generated by transient business; approximately 24% was generated by group sales and 1% was generated by contract sales.

The following table sets forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2018:

				Year Ended December 31, 2018
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	85.33%	$214.34	$182.91	$15,468
Capital Hilton	Washington, D.C.	550	75%	83.53%	233.73	195.22	13,748
Seattle Marriott Waterfront	Seattle, WA	361	100%	84.80%	283.59	240.49	15,885
Courtyard San Francisco Downtown	San Francisco, CA	410	100%	86.66%	285.70	247.58	13,834
Courtyard Philadelphia Downtown	Philadelphia, PA	499	100%	82.92%	186.10	154.32	14,038
Ritz-Carlton, Sarasota (6)	Sarasota, FL	266	100%	71.47%	334.02	238.74	7,142
Chicago Sofitel Magnificent Mile	Chicago, IL	415	100%	79.15%	216.11	171.04	7,663
Pier House Resort	Key West, FL	142	100%	81.00%	431.67	349.64	10,907
Bardessono Hotel(3)	Yountville, CA	62	100%	76.77%	796.93	611.84	6,464
Ritz-Carlton, St. Thomas(5)	St. Thomas, U.S. Virgin Islands	180	100%	79.20%	283.22	224.31	10,291
Park Hyatt Beaver Creek	Beaver Creek, CO	190	100%	61.73%	428.59	264.59	9,238
Hotel Yountville	Yountville, CA	80	100%	74.70%	558.38	417.08	6,418
Total / Weighted Average(4)		3,549		81.15%	$274.14	$222.47	$131,096
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

(2)	Subject to a ground lease that expires in 2067.

(3)	Subject to a ground lease that initially expires in 2065. The ground lease contains two 25-year extension options, at our election.

(4)	Calculated on a portfolio basis for the twelve hotel properties in our portfolio as of December 31, 2018.

(5)
Due to the impact from hurricanes Irma and Maria, the Ritz-Carlton, St. Thomas total rooms count was approximately 83 during the first eleven months of 2018 and reduced to 59 at December 31, 2018. The hotel had 180 total rooms in service prior to the hurricanes.

(6)	Period from our acquisition on April 4, 2018 through December 31, 2018.
Hilton La Jolla Torrey Pines, La Jolla, CA
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2067. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1989 and is comprised of 394 guest rooms, including 232 king rooms, 152 queen/queen rooms and 10 suites. Approximately $28.1 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included lobby, restaurant, meeting space and room renovations.
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

Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Rooms	394	394	394	394	394
Occupancy	85.3%	83.7%	83.8%	85.4%	84.5%
ADR	$214.34	$205.19	$194.93	$191.16	$178.35
RevPAR	$182.91	$171.64	$163.41	$163.15	$150.71
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$46,471	$43,949	$42,058
Rooms Revenue	26,304	24,683	23,564
Hotel EBITDA(1)	15,468	14,740	12,922
EBITDA Margin	33.3%	33.5%	30.7%
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

Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in the Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 550 guest rooms, including 283 king rooms, 94 queen/queen rooms, 90 double/double rooms, 81 single queen rooms and two parlor suites. Approximately $60.1 million was spent on capital expenditures since the acquisition of the property by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting space, lobby and restaurant and executive lounge. The hotel was one of the early adopters in relocating the executive (or concierge) lounge to the lobby level, allowing the hotel to offer additional concierge room types and adding room keys back into inventory.
The hotel is strategically located at 16th and K Street, in close proximity to the White House and other government facilities. The hotel has significant historical connotations and is located near numerous Washington, D.C. attractions including the National Mall. The offices of a number of legal firms and national associations are located within walking distance of the property.
Additional property highlights include:

•	Meeting Space: Approximately 31,000 square feet of contiguous meeting space located on the same floor.

•	Food and Beverage: The Capital Hilton hosts (i) the Northgate Grill, a full service restaurant with 130 seats and (ii) the Statler Lounge, a lobby bar with 72 seats.

•	Other Amenities: The hotel has a newly renovated health club as well as a gift shop, business center, valet parking and an executive lounge.
Location and Access. The hotel is conveniently located in the center of Washington, D.C., north of the White House and near the National Mall and numerous tourist attractions. By virtue of its size and clear signage, it is visible from both directions on 16th street. The hotel is approximately five miles from Ronald Reagan Washington National Airport.

Operating History. The following table shows certain historical information regarding the Capital Hilton hotel since 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Rooms	550	550	550	550	547
Occupancy	83.5%	88.6%	88.6%	85.4%	84.8%
ADR	$233.73	$237.87	$230.69	$222.26	$219.56
RevPAR	$195.22	$210.83	$204.36	$189.88	$186.11
Selected Financial Information. The following tables show certain selected financial information regarding the Capital Hilton hotel since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$55,081	$59,316	$58,612
Rooms Revenue	39,191	42,325	41,137
Hotel EBITDA(1)	13,748	17,672	17,422
EBITDA Margin	25.0%	29.8%	29.7%
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

Seattle Marriott Waterfront, Seattle, WA
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Seattle Marriott Waterfront hotel. The hotel opened in 2003 and is comprised of 348 guestrooms and 13 suites, including 204 king rooms, 155 double/double rooms and two murphy beds. About half of the hotel’s guest rooms have water views overlooking Elliott Bay. Approximately $12.2 million was spent on capital expenditures since acquisition by Ashford Trust in 2007. Capital improvements for 2017 included the relocation of the M Club from the eighth floor to the lobby level, which recaptured three guestrooms.
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
Additional property highlights include:

•	Meeting Space: Approximately 18,000 square feet of meeting space.

•
Food and Beverage: The Seattle Marriott Waterfront hosts (i) Hook and Plow, a full-service restaurant with 192 seats; (ii) Lobby Bar/Library with 120 seats; and (iii) the “Market” offering snacks, drinks and sundry items.

•	Other Amenities: The hotel has a fitness center, indoor/outdoor connected pool, business center, guest laundry facilities, valet parking and an electric vehicle charging station.
Location and Access. The hotel is conveniently located on the Seattle waterfront, just off of Highway 99 / Alaskan Way Viaduct. The hotel is approximately 15 miles from the Seattle/Tacoma International Airport.

Operating History. The following table shows certain historical information regarding the Seattle Marriott Waterfront hotel since 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Rooms	361	361	358	358	358
Occupancy	84.8%	88.0%	83.1%	82.2%	79.7%
ADR	$283.59	$272.19	$264.10	$255.20	$240.56
RevPAR	$240.49	$239.50	$219.40	$209.84	$191.66
Selected Financial Information. The following tables show certain selected financial information regarding the Seattle Marriott Waterfront hotel since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$39,891	$40,714	$37,648
Rooms Revenue	31,688	31,409	28,748
Hotel EBITDA(1)	15,885	16,209	15,115
EBITDA Margin	39.8%	39.8%	40.1%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard San Francisco Downtown, San Francisco, CA
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in the Courtyard San Francisco Downtown. The hotel opened in 2001 and is comprised of 410 guestrooms, including 196 king rooms, 184 queen/queen rooms and 30 suites. Approximately $45.3 million was spent on capital expenditures since acquisition by Ashford Trust in 2007, which included a restaurant renovation, a guestroom soft goods renovation and a meeting space renovation. In early 2017, the hotel began an extensive custom designed approximate $23 million guestroom renovation. As part of this renovation we increased the room count from 405 to 410 rooms utilizing former conference suites. The new guest rooms reflect the hotel’s ideal location in the new and evolving SoMa district. Bold vibrant colors with calming grey undertones mimic the stunning visual beauty expressed in the iconic city of San Francisco. Innovative smart technology combined with comfort and luxury to provide travelers with an intriguing and unique experience.
On November 1, 2017, we announced plans to convert the San Francisco Courtyard Downtown into an Autograph Collection property, which will include a complete redesign of the lobby, public areas and façade. The reimaged public space and modern guest rooms will merge to elevate this property within the upper upscale market. We expect the conversion to be completed in December 2019.
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

Operating History. The following table shows certain historical information regarding the Courtyard San Francisco Downtown since 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Rooms	410	408	405	405	405
Occupancy	86.7%	79.9%	89.6%	91.1%	89.9%
ADR	$285.70	$270.38	$273.07	$267.24	$255.75
RevPAR	$247.58	$216.12	$244.54	$243.45	$229.90
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard San Francisco Downtown since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$41,933	$36,929	$41,365
Rooms Revenue	37,032	32,109	36,249
Hotel EBITDA(1)	13,834	12,737	12,790
EBITDA Margin	33.0%	34.5%	30.9%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard Philadelphia Downtown, Philadelphia, PA
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in the Courtyard Philadelphia Downtown. The hotel opened in 1999 and is comprised of 499 guestrooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two Parlor Suites. Approximately $36.4 million has been spent on capital expenditures since its acquisition in 2007. An extensive meeting space renovation started during the fourth quarter of 2016 was completed in February 2017.
On June 20, 2017, we announced that we have entered into an agreement with Marriott to convert the Philadelphia Courtyard into an Autograph Collection property. The renovation started in October 2018 and is expected to be completed in June 2019. The brand conversion will happen at that time. Improvements include a complete renovation of the guestrooms, guest corridors, and lobby. Additionally the restaurant will be renovated and repositioned as an upscale tapas bar.
The hotel is located in the center of Philadelphia’s downtown business district, across from city hall and one block from the Philadelphia Convention Center. The hotel is a historic landmark itself, on the national register of historic places, and is convenient to the historical district, the University of Pennsylvania and Independence Hall.
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

Operating History. The following table shows certain historical information regarding the Courtyard Philadelphia Downtown since 2014:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Rooms	499	499	499	499	499
Occupancy	82.9%	81.8%	81.8%	82.6%	79.4%
ADR	$186.10	$176.71	$182.46	$175.85	$166.01
RevPAR	$154.32	$144.60	$149.26	$145.28	$131.81
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard Philadelphia Downtown since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$34,983	$31,862	$32,643
Rooms Revenue	28,107	26,337	27,260
Hotel EBITDA(1)	14,038	12,221	12,557
EBITDA Margin	40.1%	38.4%	38.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Chicago Sofitel Magnificent Mile, Chicago, IL
On February 24, 2014, we acquired a fee simple interest in the Chicago Sofitel Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guestrooms, including 63 suites. Approximately $17.4 million was spent on capital expenditures since acquisition by us in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guestroom and corridor renovation began in the fourth quarter of 2017 and was completed in the second quarter of 2018.
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

Operating History. The following table shows certain historical information regarding the Chicago Sofitel Magnificent Mile since 2014:

	Year Ended December 31,				Year Ended December 31, 2014 (combined)	Period from February 24, 2014 through December 31, 2014	Period from January 1, 2014 through February 23, 2014
	2018	2017	2016	2015
Rooms	415	415	415	415	415	415	415
Occupancy	79.2%	80.9%	82.4%	80.0%	80.5%	84.2%	58.8%
ADR	$216.11	$202.66	$215.89	$222.55	$224.57	$234.93	$139.20
RevPAR	$171.04	$164.00	$177.93	$178.11	$180.68	$197.84	$81.87
Selected Financial Information. The following table shows certain selected financial information regarding the Chicago Sofitel Magnificent Mile since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$35,398	$33,302	$36,879
Rooms Revenue	25,909	24,841	27,026
Hotel EBITDA(1)	7,663	5,778	8,400
Hotel EBITDA Margin	21.6%	17.4%	22.8%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from February 24, 2014 through December 31, 2014, represent the operating results since our acquisition on February 24, 2014. The hotel operating results for the period from January 1, 2014 through February 23, 2014 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed as of February 23, 2014 and for the period from January 1, 2014 through February 23, 2014.
The Pier House Resort, Key West, FL
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort from Ashford Trust pursuant to an option agreement that we entered into in connection with our spin-off from Ashford Trust. The hotel opened in 1968 and is comprised of 142 guestrooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $8.6 million was spent on capital expenditures since acquisition by Ashford Trust in May 2013, which included spa, fitness center and select guestrooms refresh renovations.
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

Operating History. The following table shows certain historical information regarding the Pier House Resort since 2014:

	Year Ended December 31,				Year Ended December, 31, 2014 (combined)	Period from March 1, 2014 through December 31, 2014	Period from January 1, 2014 through February 28, 2014
	2018	2017	2016	2015
Rooms	142	142	142	142	142	142	142
Occupancy	81.0%	77.1%	87.9%	90.2%	86.6%	85.2%	93.6%
ADR	$431.67	$430.59	$410.79	$396.99	$385.52	$374.92	$435.51
RevPAR	$349.64	$331.87	$361.08	$357.88	$333.66	$319.37	$407.75
Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$23,609	$23,232	$23,435
Rooms Revenue	18,122	17,202	18,766
Hotel EBITDA(1)	10,907	10,982	10,229
EBITDA Margin	46.2%	47.3%	43.6%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from March 1, 2014 through December 31, 2014, represent the operating results since our acquisition on March 1, 2014. The hotel operating results for the period from January 1, 2014 through February 28, 2014, represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed as of February 28, 2014 and for the period from January 1, 2014 through February 28, 2014.
Bardessono Hotel, Yountville, CA
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel in Yountville, California, which is subject to a ground lease that initially expires in 2065, with two 25-year extension options. The Bardessono Hotel was built in 2009, has 62 luxurious rooms and suites. Built and operated with a primary focus on green practices, the hotel is one of two LEED Platinum certified hotel in California and one of five LEED Platinum certified hotels in the U.S. In 2016 the meeting space was renovated. In 2018 we began construction on an approximate 4,000 square foot Presidential Villa. The villa site is located on an undeveloped adjacent parcel of land owned by the Bardessono family. The luxurious villa will consist of 3 large keys, a hospitality suite and private auto court.
Approximately $4.8 million has been spent on capital expenditures since our acquisition in July 2015.
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

•
Other Amenities: The hotel offers an on-site spa and a fitness center. Outdoor amenities include a rooftop pool and a vegetable garden. Carbon fiber bicycles and five Lexus vehicles are available for guest use.

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

Operating History. The following table shows certain historical information regarding the Bardessono Hotel since 2014:

	Year Ended December 31,			Year Ended December 31, 2015 (combined)	Period from July 9, 2015 through December 31, 2015	Period from January 1, 2015 through July 8, 2015	Year Ended December 31, 2014
	2018	2017	2016
Rooms	62	62	62	62	62	62	62
Occupancy	76.8%	77.0%	84.4%	78.7%	79.7%	77.8%	79.1%
ADR	$796.93	$770.19	$733.66	$716.73	$788.25	$648.53	$677.44
RevPAR	$611.84	$592.77	$619.02	$564.23	$628.17	$504.69	$535.76
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$19,693	$17,701	$18,934
Rooms Revenue	13,846	13,414	14,047
Hotel EBITDA(1)	6,464	4,441	5,029
EBITDA Margin	32.8%	25.1%	26.6%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from July 9, 2015 through December 31, 2015 represent the operating results since our acquisition on July 9, 2015. The hotel operating results for the period from January 1, 2015 through July 8, 2015 and for the year ended December 31, 2014 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the years ended December 31, 2014 were audited and included in our Current Report on Form 8-K filed on July 15, 2015 and as of and for the six months ended June 30, 2015 were reviewed and included in an amendment to our Current Report on Form 8-K filed on February 3, 2016. No financial statements were prepared, audited or reviewed for the period from July 1, 2015 through July 8, 2015.
The Ritz-Carlton, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton, St. Thomas in St. Thomas, U.S. Virgin Islands. The Ritz-Carlton, St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites all featuring a spacious private balcony with ocean or resort views. The resort completed a comprehensive $22.0 million renovation of the guest rooms and public space prior to our acquisition of the resort, and approximately $34.3 million has been spent on capital expenditures since our acquisition in December 2015. Capital investment is currently focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma. The hotel has 59 rooms currently open and is operating as a Marriott-affiliated non-branded hotel with plans to reopen as a Ritz-Carlton in the fourth quarter of 2019.
Additional property highlights include:

•	Meeting Space: The property has more than 10,000 square feet of indoor and outdoor meeting and function space offering stunning views of Great Bay and neighboring St. John.

•
Food and Beverage: The property features (i) the signature 163 seat Bleuwater Restaurant; (ii) Essenza, a 164 seat Italian restaurant; (iii) Sails, a 155 seat beachside restaurant and bar; (iv) Coconut Cove, a second beachside 118 seat restaurant, on the grounds of the adjacent Ritz-Carlton Residences; and (v) Zest, a coffee/frozen yogurt shop.

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

Operating History. The following table shows certain historical information regarding the Ritz-Carlton, St. Thomas since 2014:

	Year Ended December 31,			Year Ended December 31, 2015 (combined)	Period from December 15, 2015 through December 31, 2015	Period from January 1, 2015 through December 14, 2015	Year Ended December 31, 2014
	2018	2017	2016
Rooms	180	180	180	180	180	180	180
Occupancy	79.2%	79.9%	78.5%	79.7%	73.2%	80.0%	67.9%
ADR	$283.22	$553.27	$537.75	$551.63	$1,179.85	$523.57	$542.82
RevPAR	$224.31	$442.26	$421.90	$439.61	$863.30	$418.91	$368.54
Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton, St. Thomas since 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Total Revenue	$21,634	$43,957	$50,278
Rooms Revenue	6,604	23,171	27,795
Hotel EBITDA(1)	10,291	10,595	8,813
EBITDA Margin	47.6%	24.1%	17.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
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
The Park Hyatt Beaver Creek, Beaver Creek, CO
On March 31, 2017, we acquired a 100% interest in the 190-room Park Hyatt Beaver Creek in Beaver Creek, Colorado. Located in the heart of Beaver Creek Village, approximately 100 miles west of Denver, it is located in one of the most exclusive resort destinations in North America comprising Beaver Creek, Vail and Bachelor Gulch. The Park Hyatt Beaver Creek is an integral part of the Beaver Creek Village as the only full service hotel with direct ski in/ski out access. The Park Hyatt Beaver Creek was built in 1989 and has 190 luxurious and spacious rooms, including 81 king rooms, 66 double/double rooms, 20 double/queen rooms, one suite parlor and 22 suites. Capital plans include a full lobby renovation and renovation of existing suite parlors. Approximately $4.0 million has been spent on capital expenditures since our acquisition in March 2017.
Additional property highlights include:

•	Meeting Space: The property has over 20,000 square feet of flexible indoor meeting space.

•
Food and Beverage: The property has four food and beverage outlets, including the world-class 8100 Mountainside Bar & Grill, the Antler Hall (lobby) Bar, the Café and Powder 8 Kitchen & Tap, serving the Beaver Creek community and hotel guests during the ski season.

•
Other Amenities: The resort offers an array of amenities, including the award-winning 30,000 square foot Allegria Spa, a heated outdoor pool beneath a mountain waterfall, 24-hour state-of-the-art fitness club, ski valet service, outdoor fire pits and access to two championship golf courses and the Beaver Creek Tennis Center. The Property also features over 18,800 square feet of fully leased, highly visible retail space in the heart of Beaver Creek.

Location and Access. Located in the heart of Beaver Creek Village, Colorado, the Park Hyatt is positioned as the leading resort in one of North America’s most renowned luxury resort destinations. Beyond the world-class hotel, guests have easy access to Beaver Creek’s famous amenities, including exceptional dining and shops, the 535-seat Vilar Performing Arts Center, and an outdoor ice skating rink. While the Vail Valley is home to some of the top ski areas in the world and is a top winter destination, it is also very popular as a summer destination as it boasts many diverse leisure activities, including hiking, biking, horseback riding, white water rafting, fishing, golfing, shopping and festivals.
Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek since 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017 (combined)	Period from March 31, 2017 through December 31, 2017	Period from January 1, 2017 through March 30, 2017	Year Ended December 31, 2016

Rooms	190	190	190	190	190
Occupancy	61.7%	61.3%	53.9%	83.7%	62.0%
ADR	$428.59	$441.98	$310.52	$700.74	$435.33
RevPAR	$264.59	$270.90	$167.51	$586.82	$270.02
Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek since 2016 (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017 (combined)	Period from March 31, 2017 through December 31, 2017	Period from January 1, 2017 through March 30, 2017	Year Ended December 31, 2016

Total Revenue	$40,292	$40,779	$21,969	$18,810	$40,149
Rooms Revenue	18,349	18,787	8,753	10,034	18,777
Hotel EBITDA(1)	9,238	9,387	2,419	6,968	9,700
EBITDA Margin	22.9%	23.0%	11.0%	37.0%	24.2%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
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
Hotel Yountville, Yountville, CA
On May 11, 2017, we acquired a 100% interest in the 80-room Hotel Yountville in Yountville, California. The Hotel Yountville was originally built in 1998 and, in 2011, underwent an extensive expansion and renovation that upgraded all guestrooms, adding 29 new guestrooms, and added a restaurant, spa, meeting and event space, an outdoor pool, and lounge patio. Currently, the property has 80 luxury rooms consisting of 62 king rooms, eight double/queen rooms and 10 suites. We are in the early stages of planning a rooms renovation which is expected to occur in 2020. Approximately $734,000 has been spent on capital expenditures since acquisition by us in May 2017.
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

Location and Access. Located in the heart of Yountville, CA, the Hotel Yountville is approximately 60 miles north of San Francisco and enjoys a central location in the heart of the Napa Valley, widely acclaimed as the continent’s premier wine and culinary destination with over 450 wineries. Known as the “Culinary Capital of the Napa Valley,” Yountville boasts an array of restaurants by famed chefs, earning more Michelin stars per capita than any other place in North America. In addition to the valley’s traditional wine and dining attractions, the region is also known as a popular leisure destination for hiking, biking, golfing, shopping and festivals.
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2016:

	Year Ended December 31, 2018	Year Ended December 31, 2017 (combined)	Period from May 11, 2017 through December 31, 2017	Period from January 1, 2017 through May 10, 2017	Year Ended December 31, 2016
Rooms	80	80	80	80	80
Occupancy	74.7%	73.1%	71.8%	75.5%	86.4%
ADR	$558.38	$543.95	$603.21	$442.11	$541.31
RevPAR	$417.08	$397.69	$433.00	$333.88	$467.82
Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2016 (dollars in thousands):

	Year Ended December 31, 2018	Year Ended December 31, 2017 (combined)	Period from May 11, 2017 through December 31, 2017	Period from January 1, 2017 through May 10, 2017	Year Ended December 31, 2016
Total Revenue	$15,570	$13,875	$9,599	$4,276	$16,410
Rooms Revenue	12,179	11,613	8,140	3,473	13,698
Hotel EBITDA(1)	6,418	5,157	3,924	1,233	6,960
EBITDA Margin	41.2%	37.2%	40.9%	28.8%	42.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
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
The Ritz-Carlton, Sarasota, FL
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Approximately $2.1 million has been spent on capital expenditures since acquisition by us in April 2018.
The Ritz-Carlton, Sarasota was built in 2001 and has 266 luxurious and spacious rooms, including 31 suites. The resort also offers an array of amenities, including a 26,000 square foot Beach Club with 410 feet of beachfront, a private, luxury Tom Fazio-designed Golf Club, the award-winning 15,000 square foot Ritz-Carlton Spa, eight food and beverage outlets, including the acclaimed Jack Dusty waterfront restaurant, 29,000 square feet of flexible indoor meeting space, two outdoor pools, 24-hour state-of-the-art fitness club, lighted tennis courts and the Ritz Kids Club.
Additional property highlights include:

•	Meeting Space: The property has a 26,000-square-foot conference center, outdoor venues for up to 1,200 guests as well venues overlooking the Gulf of Mexico.

•
Food and Beverage: The property features four different restaurants - including the nautically inspired Jack Dusty and Ridley’s Porch, the relaxed beachfront Lido key Tiki Bar as well as the Golf Club Grille overlooking the entire golf course.

•	Other Amenities: The property offers 266 guest rooms with private balconies, a serene private beach club on Lido Key, 18 holes of championship golf and a luxurious spa.

Location and Access. Located on Sarasota Bay in downtown Sarasota, the property, with its premier location, luxury brand affiliation and world-class amenities, is positioned as the leading resort in one of country’s fastest growing markets. Sarasota, located approximately 60 miles south of Tampa, is a popular and growing upscale, year-round destination on the west coast of Florida. Beyond the first-class hotel experience, guests have easy access to the Sarasota area’s many amenities and activities, including exceptional dining and shops, art galleries, beaches, museums, boating, fishing, and golfing.
Operating History. The following table shows certain historical information regarding the Ritz-Carlton, Sarasota since 2017:

	Year Ended December 31, 2018 (combined)	Period from April 4, 2018 through December 31, 2018	Period from January 1, 2018 through April 3, 2018	Year Ended December 31, 2017
Rooms	266	266	266	266
Occupancy	73.4%	71.5%	78.9%	78.1%
ADR	$375.23	$334.02	$484.46	$364.04
RevPAR	$275.25	$238.74	$382.06	$284.38
Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton, Sarasota since 2017 (dollars in thousands):

	Year Ended December 31, 2018 (combined)	Period from April 4, 2018 through December 31, 2018	Period from January 1, 2018 through April 3, 2018	Year Ended December 31, 2017
Total Revenue	$62,305	$42,232	$20,073	$62,323
Rooms Revenue	26,724	17,273	9,451	27,609
Hotel EBITDA(1)	12,709	7,142	5,567	12,672
EBITDA Margin	20.4%	16.9%	27.7%	20.3%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from April 4, 2018 through December 31, 2018, represent the operating results since our acquisition on April 4, 2018. The hotel operating results for the period from January 1, 2018 through April 3, 2018 and for the year ended December 31, 2017 represent periods before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended December 31, 2017 were audited and included in an amendment to our Current Report on Form 8-K filed on June 20, 2018. No financial statements were prepared, audited or reviewed for the period from January 1, 2018 through April 3, 2018.
Acquisition of the Ritz-Carlton, Lake Tahoe
On January 15, 2019, the Company acquired a 100% interest in the 170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $103.3 million, a 3.4-acre undeveloped land parcel for $8.4 million, and capital reserves of $8.3 million. In connection with our acquisition, Ashford LLC is obligated to provide us with approximately $10.3 million pursuant to the ERFP Agreement.
The Ritz-Carlton, Lake Tahoe was built in 2009 and has 170 luxurious and spacious rooms, including 17 suites. The resort also offers an array of amenities, including ski-in/ski-out access to Northstar Ski Mountain, an ultra-luxury Lake Club on the shore of Lake Tahoe, a 17,000 square foot full-service spa, six food and beverage outlets, including the acclaimed Manzanita restaurant, over 37,000 square feet of flexible indoor/outdoor meeting space, two outdoor pools, state-of-the-art fitness club and yoga studio, and the Ritz Kids Club.
Additional property highlights include:

•
Meeting Space: The property has over 37,000 square feet of meeting space including 15,000 square feet of outdoor event space with the dramatic fireside terrace, two elegant ballrooms and the waterfront Lake Club, a multi-level venue for intimate events.

•
Food and Beverage: The property features six food and beverage outlets including the extraordinary North Lake Tahoe dining in Manzanita featuring artfully crafted cuisine and Backyard Bar and BBQ featuring St. Louis style BBQ favorites.

•
Other Amenities: The property offers 170 luxurious guestrooms and suites with in-room gas fire places and floor-to-ceiling windows, a 17,000 square foot slope-side spa with treatments themed around nature and the Ritz-Kids children’s program.

Location and Access. Located in the North Lake Tahoe area, the Property is situated mid-mountain at the Northstar Ski Area. With its premier location, luxury brand affiliation and world-class amenities, the Ritz Tahoe is positioned as the leading resort in one of country's most popular tourist destinations. North Lake Tahoe, located approximately 45 minutes from Reno, Nevada and 1.5 hours from Sacramento, is a popular and growing upscale, year-round tourist destination. Beyond the first-class hotel experience, guests have easy access to the Lake Tahoe area's many amenities and activities, including world-class skiing and winter sports, boating, fishing, hiking, golfing, as well as exceptional dining and shops.
Operating History. The following table shows certain historical information regarding the Ritz-Carlton, Lake Tahoe prior to our acquisition:

Year Ended December 31, 2018
(unaudited)
Rooms	170
Occupancy	66.6%
ADR	$512.66
RevPAR	$341.64
Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton, Lake Tahoe (dollars in thousands):

Year Ended December 31, 2018
(unaudited)
Total Revenue	$42,033
Rooms Revenue	21,199
Hotel EBITDA	8,486
EBITDA Margin	20.2%
The hotel operating results for the year ended December 31, 2018, represent the period before our ownership and was obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed for the year ended December 31, 2018.
Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our hotel properties prior to our spin-off from Ashford Trust and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties on a daily basis and holds frequent ownership meetings with personnel at the hotel properties and key executives with the brands and management companies. The asset management team works closely with our third-party hotel management companies on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotel properties, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors’ standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”
Project Management
As a result of Ashford Inc.’s August 2018 acquisition of Premier from affiliates of Remington Lodging, Ashford Inc. (through Premier) also provides us with project management services, including construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management and supervision of installation of FF&E, and related services. See “Certain Agreements—Premier Master Project Management Agreement.”
Third-Party Agreements
Hotel Management Agreements. Ten of our hotel properties are operated pursuant to a hotel management agreement with one of four brand hotel management companies and three of our hotel properties are operated pursuant to a hotel management agreement with Remington Lodging, a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. None of our hotel properties operate under franchise agreements. The hotel management agreements with Marriott, Hilton, Hyatt or Accor allow ten of our hotel properties to operate under the Marriott, Hilton, Hyatt or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements and licenses, including, among others, the use of the Courtyard, Marriott, Ritz-Carlton, Hilton, Hyatt or Sofitel, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton Hyatt or Accor, as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager which grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Licensing Agreement. The Ritz-Carlton, St. Thomas is subject to a License and Royalty Agreement (the “Royalty Agreement”) which allows us to use the Ritz-Carlton brand for fifty years with Marriott having two ten-year extension options. The Royalty Agreement is coterminous with the management agreement. In connection with our ability to use the Ritz-Carlton brand, we are obligated to pay a royalty fee of 2.6% of gross revenues and an incentive royalty of 20% of operating profit in excess of owner’s priority.
Our Financing Strategy
As of December 31, 2018, our property-level indebtedness was approximately $992.6 million, with a weighted average interest rate of 5.01% per annum. As of December 31, 2018, 100.0% of our mortgage debt is variable rate debt and bears interest at LIBOR plus 2.50%. We intend to continue to use variable-rate debt or a mix of fixed and variable-rate debt as we see fit, and we may, if appropriate, enter into interest rate hedges.
We intend to finance our long-term growth and liquidity needs with operating cash flow, equity issuances of both common and preferred stock, joint ventures, a revolving line of credit and secured and unsecured debt financings having staggered maturities. We target leverage of 45% net debt to gross assets. We may also issue common units in our operating partnership to acquire properties from sellers who seek a tax-deferred transaction. We may also from time to time receive additional capital from our advisor pursuant to the ERFP Agreement.
We may utilize Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc., to provide debt placement services, which otherwise would be provided by third parties, for property-level debt financings. The services provided by Lismore include access to Lismore’s deep industry contacts to achieve competitive terms in the market, due diligence support and assistance in completing the financing transaction.
We may use the proceeds from any borrowings for working capital, consistent with industry practice, to:

•	purchase interests in partnerships or joint ventures;

•	finance the origination or purchase of debt investments; or

•	finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.
Certain Agreements
The Advisory Agreement
We are advised by Ashford LLC, a subsidiary of Ashford Inc., pursuant to the Fifth Amended and Restated Advisory Agreement, dated as of April 18, 2018, as amended on January 15, 2019, among us, Braemar OP, Braemar TRS, Ashford Inc. and Ashford LLC, as amended. Pursuant to our advisory agreement, Ashford LLC acts as our advisor, responsible for implementing our investment strategies and decisions and the management of our day-to-day operations, subject to the supervision and oversight of our board of directors. We rely on Ashford LLC to provide, or obtain on our behalf, the personnel and services necessary for us to conduct our business, and we have no employees of our own. All of our officers are also employees of Ashford LLC. The executive offices of Ashford LLC are located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254, and the telephone number of Ashford LLC’s executive offices is (972) 490-9600.
Pursuant to the terms of our advisory agreement, Ashford LLC and its affiliates provide us with our management team, along with appropriate support personnel as Ashford LLC deems reasonably necessary. Ashford LLC and its affiliates are not obligated to dedicate any of their respective employees exclusively to us, nor are Ashford LLC, its affiliates or any of their employees obligated to dedicate any specific portion of its or their time to our business except as necessary to perform the service required of them in their capacity as our advisor. Ashford LLC is at all times subject to the supervision and oversight of our board of directors. So long as Ashford LLC is our advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. Such nominees may be executive officers of our advisor. If the size of our board of directors is increased at any time to more than seven directors, Ashford LLC’s right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by Ashford LLC to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if our board of directors consisted of seven members. The advisory agreement requires Ashford LLC to manage our business affairs in conformity with the policies and the guidelines that are approved and monitored by our board of directors. Additionally, Ashford LLC must refrain from taking any action that would (a) adversely affect our status as a REIT, (b) subject us to regulation under the Investment Company Act of 1940, as amended, (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed or (e) violate our charter, bylaws or resolutions of our board of directors, all as in effect from time to time.
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
Ashford LLC is our sole and exclusive provider of asset management, project management and certain other services offered by Ashford Inc. and its subsidiaries.
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
Term and Termination. The initial term of our advisory agreement shall expire on January 24, 2027, with up to seven successive additional ten-year terms upon Ashford LLC’s written notice to us not less than 210 days prior to the expiration of the then current term of Ashford LLC’s election to extend the term of our advisory agreement.
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
Fees and Expenses.

•
Base Fee. The total monthly base fee is in an amount equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined below), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the 5th business day of each month.

“Net Asset Fee Adjustment” shall be equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any Enhanced Return Hotel Assets (as defined in the ERFP Agreement)) sold or disposed of after the date of the ERFP Agreement, commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of Enhanced Return Hotel Assets sold or disposed of after the date of the ERFP Agreement, commencing with an including the first such sale) and 1.07%.
The minimum base fee for Braemar for each month will be equal to the greater of:

(i)	90% of the base fee paid for the same month in the prior year; and

(ii)	1/12th of the “G&A Ratio” multiplied by the total market capitalization of Braemar.
The “G&A Ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable month by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for each company may be adjusted from time-to-time by mutual agreement between Ashford LLC and a majority of our independent directors. Each month’s base fee is determined based on prior month results and is payable in cash on the fifth business day of the month for which the fee is applied.

•
Incentive Fee. In each year that (i) our common stock is listed for trading on a national securities exchange for each day of the applicable year; and (ii) our total stockholder return (“TSR”) exceeds the “average TSR of our peer group” we have agreed to pay an incentive fee.

For purposes of this calculation, our TSR means the sum, expressed as a percentage, of (i) the change in our common stock price during the applicable period, plus (ii) the dividend yield paid during the applicable period (determined by dividing dividends paid during the applicable period by our common stock price at the beginning of the applicable period and including the value of any dividends or distributions with respect to common stock not paid in cash valued in the reasonable discretion of our advisor.)
The annual incentive fee is calculated as (i) 5% of the amount (expressed as a percentage but in no event greater than 25%) by which our annual TSR exceeds the average TSR for our peer group, multiplied by (ii) the fully diluted equity value of our company at December 31 of the applicable year. To determine the fully diluted equity value, we will assume that all units in our operating partnership, including long-term incentive plan (“LTIP”) units that have achieved economic parity with the common units, if any, have been converted into shares of common stock and that the per share value of each share of our common stock is equal to the closing price of our stock on the last trading day of the year.
The incentive fee, if any, subject to the FCCR Condition (defined below), is payable in arrears in three equal annual installments with the first installment payable on January 15 following the applicable year for which the incentive fee relates and on January 15 of the next two successive years. Notwithstanding the foregoing, upon any termination of the advisory agreement for any reason, any unpaid incentive fee (including any incentive fee installment for the stub period ending on the termination date) will become fully earned and immediately due and payable without regard to the FCCR Condition defined below. Except in the case when the incentive fee is payable on the date of termination of the advisory agreement, up to 50% of the incentive fee may be paid in our common stock or in common units of our operating partnership, at our discretion, with the balance payable in cash unless at the time for payment of the incentive fee, Ashford LLC owns common stock or common units in an amount greater than or equal to three times the base fee for the preceding four quarters or payment in such securities would cause the advisor to be subject to the provision of the Investment Company Act of 1940, as amended, or payment in such securities would not be legally permissible for any reason, in which case the entire incentive fee will be payable in cash.
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

•
Equity Compensation. To incentivize employees, officers, consultants, non-employee directors, affiliates and representatives of Ashford LLC, or its affiliates, to achieve our goals and business objectives, as established by our board of directors, in addition to the base fee and the incentive fee described above, our board of directors has the authority to make equity awards to Ashford LLC or directly to employees, officers, consultants and non-employee directors of Ashford LLC, or its affiliates, based on our achievement of certain financial and other hurdles established by our board of directors. These annual equity awards are intended to provide an incentive to Ashford LLC and its employees to promote the success of our business. The compensation committee of our board of directors has full discretion regarding the grant of any annual equity awards, and other than the overall limitation on the total number of shares that are authorized to be granted under the 2013 Equity Incentive Plan and the Advisor Equity Incentive Plan, there are no limitations on the amount of these equity awards.

•
Expense Reimbursement. Ashford LLC is responsible for all wages, salaries, cash bonus payments and benefits related to its employees providing services to us (including any of our officers who are also employees or officers of Ashford LLC), with the exception of any equity compensation that may be awarded by us to the employees of Ashford LLC, or its affiliates, who provide services to us, the provision of certain internal audit, asset management and risk management services and the international office expenses described below. We are responsible to pay or reimburse Ashford LLC monthly for all other costs incurred by it on our behalf or in connection with the performance of its services and duties to us, including, without limitation, tax, legal, accounting advisory, investment banking and other third party professional fees, director fees and insurance (including errors and omissions insurance and any other insurance required pursuant to the terms of the advisory agreement), debt service, taxes, insurance, underwriting, brokerage, reporting, registration, listing fees and charges, travel and entertainment expenses, conference sponsorships, transaction diligence and closing costs, dead deal costs, dividends, office space, the cost of all equity awards or compensation plans established by us, including the value of awards made by us to Ashford LLC’s employees, and any other costs which are reasonably necessary for the performance by Ashford LLC, or its affiliates, of its duties and functions. In addition, we pay a pro rata share of Ashford LLC’s office overhead and administrative expenses incurred in the performance of its duties and functions under the advisory agreement. There is no specific limitation on the amount of such reimbursements.
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
Relationship with the Advisor. Ashford LLC is a subsidiary of Ashford Inc. and advises us and Ashford Trust. As of December 31, 2018, we held approximately 8% of the equity of Ashford Inc., Ashford LLC’s parent company, and Ashford Trust held approximately 25% of the equity of Ashford Inc., on a fully diluted basis. Ashford LLC, its equity holders and employees are permitted to have other advisory clients, which may include other REITs operating in the real estate industry. If we materially revise our initial investment guidelines without the express written consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as it deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities. We have agreed that we will not revise our initial investment guidelines to be directly competitive with the investment guidelines of Ashford Trust as of November 19, 2013. The advisory agreement gives us the right to equitable treatment with respect to other clients of Ashford LLC, but does not give us the right to preferential treatment, except that Ashford LLC and Ashford Trust have agreed that, so long as we have not materially changed our initial investment guidelines without the express consent of Ashford LLC, any individual hotel investment opportunities that satisfy our investment focus will be presented to our board of directors, who will have up to 10 business days to accept such opportunity prior to it being available to Ashford Trust or any other entity advised by Ashford LLC.
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
To minimize conflicts between us and Ashford LLC on matters arising under the advisory agreement, the Company’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the advisory agreement shall be within the exclusive discretion and control of a majority of the independent members of our board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transaction Committee comprised solely of independent members of our board of directors to review all related party transactions that involve conflicts. The Related Party Transaction Committee may make recommendations to the independent members of our board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transaction Committee or the independent members of our board of directors.
ERFP Agreement
General. On January 15, 2019, we entered into the ERFP Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, with the other parties to our advisory agreement. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on our behalf and on behalf of Ashford Inc., respectively. The ERFP Agreement replaced the “key money investments” previously contemplated by our advisory agreement.
Under the ERFP Agreement, Ashford LLC agreed to provide $50 million to us in connection with our acquisition of additional hotels recommended by Ashford LLC, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the ERFP Agreement, Ashford LLC is obligated to provide us with 10% of the acquired hotel’s purchase price in exchange for FF&E at our properties, which is subsequently leased by Ashford LLC to our TRSs on a rent-free basis. As a result of the Ritz-Carlton, Lake Tahoe acquisition, we are entitled to receive $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free.
Under the ERFP Agreement, we must provide reasonable advance notice to Ashford LLC to request ERFP funds in accordance with the ERFP Agreement. The ERFP Agreement requires that Ashford LLC acquire the related FF&E either at the time of the property acquisition or at any time generally within two years of our acquisition of the hotel property.
Conditions to Funding. Ashford LLC has no obligation to provide any enhanced return investment in the event that (i) we or our subsidiaries, as applicable, has materially breached any provision of the advisory agreement (provided that we shall be entitled to cure any such breach prior to the applicable date of required acquisition of FF&E), (ii) any event or condition has occurred or is reasonably likely to occur which would give rise to a right of termination in favor of Ashford LLC under the advisory agreement or the ERFP Agreement, (iii) there would exist, immediately after such proposed enhanced return investment, a Sold ERFP Asset Amount (as defined in the ERFP Agreement, but generally equal to the net sales prices of Enhanced Return Hotel Assets sold or disposed of after the date of the ERFP Agreement, commencing with and including the first such sale), or (iv) (a) Ashford LLC’s Unrestricted Cash Balance (as defined below) is, after taking into account the cash amount anticipated to be required for the proposed enhanced return investment, less than fifteen million dollars ($15,000,000) (the “Cash Threshold”) as of one week after the date that Braemar OP requires that Ashford LLC commit to fund an enhanced return investment with respect to an Enhanced Return Hotel Asset or (b) Ashford LLC reasonably expects, in light of its then-anticipated contractual funding commitments (including amounts committed pursuant to the ERFP Agreement but not yet paid) and cash flows, to have an Unrestricted Cash Balance that is less than the Cash Threshold immediately after the expected date of closing of the purchase of the Enhanced Return Hotel Asset.
For purposes of the ERFP Agreement, “Unrestricted Cash Balance” means, unrestricted cash of Ashford LLC; provided, that any cash or working capital of Ashford Inc. or its other subsidiaries, including without limitation, Ashford Hospitality Services LLC (“Ashford Services”), will be included in the calculation of “Unrestricted Cash Balance” if such funds have been contributed, transferred or loaned from Ashford LLC to Ashford Services or such other subsidiaries for the purpose of avoiding, hindering or delaying Ashford LLC’s obligations under the ERFP Agreement (it being understood that good faith loans or advances to, or investments in, Ashford Services’ or such other subsidiaries’ existing business or new services or other businesses, or the provision of working capital to Ashford Services or such other subsidiaries generally consistent with Ashford Services’ or such other subsidiaries past practices, will not be deemed to have been made for the purpose of avoiding, hindering or delaying Ashford LLC’s obligations under the ERFP Agreement).
Repayment Events. With respect to any acquisition of FF&E by Ashford LLC pursuant to the ERFP Agreement, if prior to the date that is two years after such acquisition, (i) we are subject to a Company Change of Control (as defined in the advisory agreement) or (ii) we or Ashford Inc. terminates the advisory agreement and we are required to pay the Termination Fee thereunder (each of clauses (i) and (ii), a “Repayment Event”), Braemar OP is required to pay to Ashford LLC an amount equal to one hundred percent (100%) of any enhanced return investments actually funded by Ashford LLC during such two year period.
Disposition of Enhanced Return Hotel Assets. If Braemar OP or its subsidiaries dispose of or cause to be disposed any Enhanced Return Hotel Asset or other real property with respect to which Ashford LLC owns FF&E, including by way of a foreclosure or deed-in-lieu of foreclosure by a mortgage or mezzanine lender of Braemar OP or its subsidiaries, we will promptly identify, and Ashford LLC will acquire, in exchange for such FF&E, FF&E for use at another real property asset leased by the applicable TRS and with a fair market value equal to the value of such FF&E as established in connection with such disposition.
Term. The initial term of the ERFP Agreement is two (2) years (the “Initial Term”), which began January 19, 2019, unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement will automatically renew for successive one (1) year periods (each such period a “Renewal Term”) unless either we or Ashford Inc., as applicable, provides written notice to the other at least sixty (60) days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. The ERFP Agreement may be terminated by us in the event we have a right to terminate the advisory agreement or by Ashford Inc. in the event that it is entitled to transfer cash owned by us but controlled by our advisor to the Termination Fee Escrow Account (as defined in the advisory agreement). The amendments to the advisory agreement set forth in the ERFP Agreement will continue in force notwithstanding any termination of the ERFP Agreement.
\Hotel Management Agreements
General
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for the Ritz-Carlton, St. Thomas, which is owned by a TRS), which in turn have engaged property managers to manage our hotel properties. Each of our hotel properties other than the Pier House Resort, the Bardessono Hotel and Hotel Yountville (which are operated by Remington Lodging) are operated pursuant to a hotel management agreement with one of four independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, Inc. or its affiliates, Courtyard Management Corporation, Ritz-Carlton (Virgin Islands), Inc. and Renaissance Hotel Management Company, LLC, (3) Accor and (4) Hyatt Hotels Corporation. Courtyard by Marriott, Ritz-Carlton and Renaissance are registered trademarks of affiliates of Marriott and Sofitel is a registered trademark of affiliates of Accor.

The terms of each of the hotel management agreements as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	Three 10-year options
Capital Hilton	12/17/2003	12/31/2023	Three 10-year options
Seattle Marriott Waterfront	5/23/2003	12/31/2028	Five 10-year options
Courtyard San Francisco Downtown	6/7/2002	12/31/2027	Five 5-year options
Courtyard Philadelphia Downtown	12/3/2011	12/31/2041	Two 10-year options
Ritz-Carlton, Sarasota	11/16/2001	12/31/2030	Two 10-year options
Chicago Sofitel Magnificent Mile	3/30/2006	12/31/2030	Three 10-year options
Pier House Resort	3/1/2015	03/01/2025	Three 7-year options and one 4-year option
Bardessono Hotel	7/10/2015	07/10/2025	Three 7-year options and one 4-year option
Ritz-Carlton, St. Thomas	12/15/2015	12/31/2065	Two 10-year options
Park Hyatt Beaver Creek	3/31/2017	12/31/2019	Two 10-year options
Hotel Yountville	5/11/2017	05/11/2027	Three 7-year options and one 4-year option
Ritz-Carlton, Lake Tahoe	3/28/2006	12/31/2034	Two 10-year options
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

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$117,465,746

Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$132,100,000

Seattle Marriott Waterfront(3)	2%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum	$89,232,634

Courtyard San Francisco Downtown	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date)	$9,500,000 plus 11.5% of owner funded capital expenses	Not applicable

Courtyard Philadelphia Downtown	6.5%	20% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date).	2011 - $5 million 2012 - $5.5 million 2013 - $6 million 2014 - $6.5 million Thereafter-$7 million Plus 10.25% of owner funded capital expenses after the beginning of 2016	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Chicago Sofitel Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	Not applicable	Not applicable

Pier House Resort	Greater of $13,869.04 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Bardessono Hotel	Greater of $13,869.04 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Ritz-Carlton, St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over Owner’s Priority for such Fiscal Year	1.0% of gross revenues	$5,440,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures	Not applicable

Park Hyatt Beaver Creek	Greater of 3.0% and $1,594,341 (increased by lesser of CPI and 8%)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $13,869.04 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Ritz-Carlton, Sarasota	3%	20% of Available cash flow defined as Net Operating Income minus the Owner’s Priority	1% of gross hotel revenues for each fiscal year, excluding member dues, initiation, or joining fees or deposits of Club members	$7,465,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures	Not applicable

Ritz-Carlton, Lake Tahoe	3%
The sum of (i) 15% by which Adjusted House Profit (“AHP”) for such Fiscal Year exceeds the Owner’s Priority but is less than $10.8 million plus (ii) 20% of the amount by which AHP exceeds $10.8 million; provided, however, that in no event shall the total, aggregate sum of the Base Fee and the Incentive Fee paid to Operator in any given Fiscal Year exceed 6% of Gross Revenues for such Fiscal Year
			1% of gross revenues for each fiscal year	$8,200,000 plus 10% of the amount of Owner-Funded Capital Expenditures	Not applicable
__________________

(1)	Management fee is expressed as a percentage of gross hotel revenue.

(2)
Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. For some properties these amounts will continue to increase over time by the amount of additional owner-funded capital expenses.

(3)	The Management fee at this hotel was subject to reduction with opening of new Marriott branded hotel.
The hotel management agreements allow each hotel to operate under the Courtyard, Marriott, Renaissance, Hilton, Sofitel or Hyatt brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of the Marriott, Hilton, Sofitel or Hyatt, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton, Accor or Hyatt, as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Below is a summary of the principal terms of the hotel management agreements with Marriott, Hilton, Accor, Hyatt and Remington.
Marriott Management Agreements
Term. The remaining base term of each of our six Marriott management agreements ranges from approximately 9 to 47 years, expiring between December 31, 2027 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from two 10-year extension to five 10-year extensions.
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

•
Courtyard San Francisco Downtown; Seattle Marriott Waterfront and Ritz-Carlton, St. Thomas: If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 30% (60% for Ritz-Carlton, St. Thomas) or more of the then total replacement cost of the hotel), then either party may terminate the hotel management agreement.

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
Remington Lodging Hotel Master Property Management Agreement
General. Upon completion of the spin-off, we entered into a hotel master management agreement with Remington Lodging governing the terms of Remington Lodging’s provision of property management services and project management services with respect to hotels owned or leased by us. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we amended and restated the original hotel master management agreement to provide only for property management services to be provided to our TRSs by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “master property management agreement.” Pursuant to the master property management agreement, Remington Lodging currently manages the Pier House Resort, the Bardessono Hotel and Hotel Yountville. The master property management agreement will also govern the management of hotels we acquire in the future that are managed by Remington Lodging, which has the right to manage and operate hotel properties we acquire in the future unless our independent directors either (i) unanimously elect not to engage Remington Lodging, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Lodging for the particular hotel, or (B) based on the prior performance of Remington Lodging, another manager or developer could perform the management duties materially better than Remington Lodging for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Lodging Property Management MEA—Exclusivity Rights of Remington Lodging.” Remington Lodging is owned 100% by Mr. Monty J. Bennett, chairman of our board of directors and the chief executive officer and chairman of the board of directors of Ashford Trust, and his father, Mr. Archie Bennett, Jr.
Term. The master property management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington Lodging, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington Lodging is not then in default under the master property management agreement. If at the time of the exercise of any renewal period, Remington Lodging is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the master property management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington Lodging desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master property management agreement no less than 90 days before the expiration of the then current term of the master property management agreement.
Amounts Payable under the Master Property Management Agreement. Remington Lodging receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$13,869 (increased annually based on consumer price index adjustments); or

•	3% of the gross revenues associated with that hotel for the related month.
The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, the TRS lessee will consider payment of the incentive fee pro rata on a quarterly basis.
The incentive fee is designed to encourage Remington Lodging to generate higher house profit at each hotel by increasing the fee due to Remington Lodging when the hotels generate house profit above certain threshold levels. Any increased revenues will generate increased lease payments under the percentage leases and should thereby benefit our stockholders.
Termination. The master property management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:

•	a sale of a hotel;

•	the failure of Remington Lodging to satisfy certain performance standards;

•	for the convenience of our TRS lessee;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by Remington Lodging or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master property management agreement with respect to one or more of the hotels, we must pay Remington Lodging termination fees, plus any amounts otherwise due to Remington Lodging pursuant to the terms of the master property management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Remington Lodging is not then in default, subject to certain cure and grace periods:

•
Sale. If any hotel subject to the Remington master property management agreement is sold during the first 12 months of the date such hotel becomes subject to the master property management agreement, our TRS lessee may terminate the master property management agreement with respect to such sold hotel, provided that it pays to Remington Lodging an amount equal to the management fee (both base fees and incentive fees) estimated to be payable to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget for the balance of the first year of the term. If any hotel subject to the master property management agreement is sold at any time after the first year of the term and the TRS lessee terminates the master management agreement with respect to such hotel, our TRS lessee will have no obligation to pay any termination fees.

•
Casualty. If any hotel subject to the master property management agreement is the subject of a casualty during the first year of the initial 10-year term and the TRS lessee elects not to rebuild, then we must pay to Remington Lodging the termination fee, if any, that would be owed if the hotel had been sold. However, after the first year of the initial 10-year term, if a hotel is the subject of a casualty and the TRS lessee elects not to rebuild the hotel even though sufficient casualty insurance proceeds are available to do so, then the TRS lessee must pay to Remington Lodging a termination fee equal to the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine.

•
Condemnation or Force Majeure. In the event of a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master management agreement terminates as to those hotels.

•
Failure to Satisfy Performance Test. If any hotel subject to the master property management agreement fails to satisfy a certain performance test, the TRS lessee may terminate the master property management agreement with respect to such hotel, and in such case, the TRS lessee must pay to Remington Lodging an amount equal to 60% of the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine. Remington Lodging will have failed the performance test with respect to a particular hotel if during any fiscal year during the term (i) such hotel’s gross operating profit margin for such fiscal year is less than 75% of the average gross operating profit margins of comparable hotels in similar markets and geographical locations, as reasonably determined by Remington Lodging and the TRS lessee, and (ii) such hotel’s RevPAR yield penetration is less than 80%. Upon a performance test failure, the TRS lessee must give Remington Lodging two years to cure. If, after the first year, the performance test failure has not been cured, then the TRS lessee may, in order not to waive any such failure, require Remington Lodging to engage a consultant with significant hotel lodging experience reasonably acceptable to both Remington Lodging and the TRS lessee, to make a determination as to whether or not another management company could manage the hotel in a materially more efficient manner. If the consultant’s determination is in the affirmative, then Remington Lodging must engage such consultant to assist with the cure of such performance failure for the second year of the cure period after that failure. If the consultant’s determination is in the negative, then Remington Lodging will be deemed not to be in default under the performance test. The cost of such consultant will be shared by the TRS lessee and Remington Lodging equally. If Remington Lodging fails the performance test for the second year of the cure period and, after that failure, the consultant again makes a finding that another management company could manage the hotel in a materially more efficient manner than Remington Lodging, then the TRS lessee has the right to terminate the management agreement with respect to such hotel upon 45 days’ written notice to Remington Lodging and to pay to Remington Lodging the termination fee described above. Further, if any hotel subject to the Remington management agreement is within a cure period due to a failure of the performance test, an exercise of a renewal option shall be conditioned upon timely cure of the performance test failure, and if the performance failure is not timely cured, the TRS lessee may elect to terminate the management agreement without paying any termination fee.

•
For Convenience. With respect to any hotel managed by Remington Lodging pursuant to the master property management agreement, if the TRS lessee elects for convenience to terminate the management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington Lodging, equal to the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington Lodging with respect to the applicable hotel pursuant to the then current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine.

If the master property management agreement terminates as to all of the hotels covered in connection with a default under the master property management agreement, the property management MEA can also be terminated at the non-defaulting party’s election. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Lodging Property Management MEA.”
Maintenance and Modifications. Remington Lodging must maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. The cost of all such routine maintenance, repairs and alterations will be paid by the TRS lessee. All non-routine repairs and maintenance, either to a hotel or its fixtures, furniture and equipment pursuant to the capital improvement budget described below, will be managed by Premier pursuant to the master project management agreement.
Insurance. Remington Lodging must coordinate with the TRS lessee the procurement and maintenance of all workers’ compensation, employer’s liability, and other appropriate and customary insurance related to its operations as a property manager, the cost of which is the responsibility of the TRS lessee.

Assignment and Subleasing. Neither Remington Lodging nor the TRS lessee may assign or transfer the master property management agreement without the other party’s prior written consent. However, Remington Lodging may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, his father Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington Lodging from any of its obligations under the master management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master management agreement with respect to such damaged hotel upon 60 days’ written notice. In the event of a termination, neither the TRS lessee nor Remington Lodging will have any further liabilities or obligations under the master property management agreement with respect to such damaged hotel, except that we may be obligated to pay to Remington Lodging a termination fee, as described above. If the management agreement remains in effect with respect to such damaged hotel, and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay management fees will be unabated. If, however, the master management agreement remains in effect with respect to such damaged hotel, but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to partial, pro rata abatement of the management fees while the hotel is being repaired.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the master property management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. In the event of termination, neither the TRS lessee nor Remington Lodging will have any further rights, remedies, liabilities or obligations under the master property management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the master property management agreement. If there is an event of force majeure or any other cause beyond the control of Remington Lodging that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the master property management agreement may be terminated by the TRS lessee. In the event of such a termination, neither the TRS lessee nor Remington Lodging will have any further rights, remedies, liabilities or obligations under the master property management agreement with respect to such hotel.
Annual Operating Budget. The master property management agreement provides that not less than 45 days prior to the beginning of each fiscal year during the term of the master property management agreement, Remington Lodging will submit to the TRS lessee for each of the hotels, an annual operating budget setting forth in detail an estimated profit and loss statement for each of the next 12 months (or for the balance of the fiscal year in the event of a partial first fiscal year), including a schedule of hotel room rentals and other rentals and a marketing and business plan for each of the hotels. The budget is subject to the TRS lessee approval, which may not be unreasonably withheld. The budget may be revised from time to time, taking into account such circumstances as the TRS lessee deems appropriate or as business and operating conditions shall demand, subject to the reasonable approval of Remington Lodging.
Capital Improvement Budget. Remington Lodging must prepare a capital improvement budget of the expenditures necessary for replacement of FF&E and building repairs for the hotels during the following fiscal year and provide such budget to the relevant TRS lessee and landlord for approval at the same time Remington Lodging submits the proposed annual operating budget for approval by TRS lessee. Remington Lodging may not make any other expenditures for these items without the relevant TRS lessee and landlord approval, except expenditures which are provided in the capital improvements budget or are required by reason of any (i) emergency, (ii) applicable legal requirements, (iii) the terms of any franchise agreement or (iv) are otherwise required for the continued safe and orderly operation of our hotels.
Indemnity Provisions. Remington Lodging has agreed to indemnify the TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington Lodging subject to certain limitations; (ii) infringement by Remington Lodging of any third party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington Lodging of employment laws or that are a direct result of the corporate policies of Remington Lodging; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington Lodging; or (v) the breach by Remington Lodging of the master property management agreement, including action taken by Remington Lodging beyond the scope of its authority under the master property management agreement, which is not cured.

Except to the extent indemnified by Remington Lodging as described in the preceding paragraph, the TRS lessee will indemnify Remington Lodging against all damages not covered by insurance and that arise from: (i) the performance of Remington Lodging’s services under the master property management agreement; (ii) the condition or use of our hotels; (iii) certain liabilities to which Remington Lodging is subjected, including pursuant to the WARN Act, in connection with the termination of the master property management agreement; (iv) all employee cost and expenses; or (v) any claims made by an employee of Remington Lodging against Remington Lodging that are based on a violation or alleged violation of the employment laws.
Events of Default. Events of default under the master property management agreement include:

•	The TRS lessee or Remington Lodging files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.

•	The TRS lessee or Remington Lodging fails to make any payment due under the master management agreement, subject to a 10-day notice and cure period.

•
The TRS lessee or Remington Lodging fails to observe or perform any other term of the master property management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.

•	Remington Lodging does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Internal Revenue Code.
If an event of default occurs and continues beyond any grace period, the non-defaulting party will have the option of terminating the master property management agreement, on 30 days’ notice to the other party.
To minimize conflicts between us and Remington Lodging on matters arising under the master property management agreement, the Company’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the master property management agreement shall be within the exclusive discretion and control of a majority of the independent members of the board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transaction Committee comprised solely of independent members of our board of directors to review all related party transactions that involve conflicts. The Related Party Transaction Committee may make recommendations to the independent members of our board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transaction Committee or the independent members of our board of directors.
Premier Master Project Management Agreement
General. Upon completion of the spin-off, we entered into a hotel master management agreement with Remington Lodging governing the terms of Remington Lodging’s provision of property management services and project management services with respect to hotels owned or leased by us. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, Braemar OP, our TRSs and Premier entered into an agreement for project management services to be provided to us by Premier, solely in order to effect the transfer of the project management business to Premier, by entering into the Master Project Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “master project management agreement.” Pursuant to the master project management agreement, Premier currently provides project management services to all of our hotels. The master project management agreement will also govern the provision of project management services to hotels we acquire in the future, as Premier has the right to provide project management services to hotel properties we acquire in the future, to the extent we have the right and/or control the right to direct the development and construction of and/or capital improvements to or refurbishment of, such hotels, unless our independent directors either (i) unanimously elect not to engage Premier, or (ii) by a majority vote, elect not to engage Premier because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Premier for the particular hotel, or (B) based on the prior performance of Premier, another manager or developer could perform the project management, project related services or development duties materially better than Premier for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Premier Project Management MEA—Exclusivity Rights of Premier.”
Term. The master project management agreement provides for an initial term of 10 years as to each hotel governed by the agreement; provided that the initial term of the master project agreement with respect to hotels owned or leased by us as of the date of the master project management agreement shall be until January 17, 2029. The term may be renewed by Premier, at its option, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the master project management agreement. If at the time of the exercise of any renewal period, Premier is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the master project management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Premier desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master project management agreement no less than 90 days before the expiration of the then current term of the master project management agreement.
Amounts Payable under the Master Project Management Agreement. The master project management agreement provides that the TRS lessee will pay Premier a project management fee equal to 4% of the total project costs associated with the implementation of the approved capital improvement budget for a hotel until such time that the capital improvement budget and/or renovation project costs involve expenditures in excess of 5% of gross revenues of such hotel, whereupon the project management fee will be 3% of total project costs in excess of the 5% of gross revenue threshold. In addition, the TRS lessee will pay Premier additional fees as follows:
•architecture - 6.5% of total construction costs;
•construction management - 10.0% of total construction costs (for projects without a general contractor);

•
interior design - 6.0% of the amount selected (including the cost of any and all items selected by Premier or which are specified in the general contractor’s scope of work but excluding any associated charges for labor, freight and tax); and

•
FF&E purchasing - 8.0% of the purchased amount (which includes the selected items, freight and tax) unless the total purchased amount for a single hotel property in a single year is greater than $2.0 million, in which case the fee is reduced to 6.0% of the purchased amount in excess of $2 million.

Termination. The master project management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:

•	a sale of a hotel;

•	for the convenience of our TRS lessee;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by Premier or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master project management agreement with respect to one or more of the hotels, we must pay Premier termination fees, plus any amounts otherwise due to Premier pursuant to the terms of the master project management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Premier is not then in default, subject to certain cure and grace periods:

•
Sale. If any hotel subject to the master project management agreement is sold, our TRS lessee may terminate the master project management agreement with respect to such sold hotel, and our TRS lessee will have no obligation to pay any termination fees.

•
Casualty, Condemnation or Force Majeure. In the event of a casualty with respect to, condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master project management agreement terminates as to those hotels.

•
For Convenience. With respect to any hotel project-managed by Premier pursuant to the master project management agreement, if the TRS lessee elects for convenience to terminate the project management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Premier, equal to the product of (i) 65% of the aggregate project management fees and market service fees for such hotel estimated to be payable to Premier with respect to the applicable hotel for the full current fiscal year in which such termination is to occur (but in no event less than the project management fees and market service fees for the preceding full fiscal year) and (ii) nine.

Implementation of Capital Improvement Budget. Premier, on behalf of TRS lessee, shall cause to be made non-routine repairs and other work, either to the hotel’s building or its FF&E, pursuant to the capital improvement budget prepared by Remington Lodging pursuant to the master property management agreement and approved by TRS lessee.
Insurance. Premier must coordinate with the TRS lessee the procurement and maintenance of all general compensation, employer’s liability, and other appropriate and customary insurance related to its operations as a project manager, the cost of which is the responsibility of the TRS lessee.
Assignment and Subleasing. Neither Premier nor the TRS lessee may assign or transfer the master project management agreement without the other party’s prior written consent. However, Premier may assign its rights and obligations to any entity that is “controlled” by Mr. Monty J. Bennett, his father Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington Lodging from any of its obligations under the master management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master project management agreement with respect to such damaged hotel upon 60 days’ written notice. In the event of a termination, neither the TRS lessee nor Remington Lodging will have any further liabilities or obligations under the master project management agreement with respect to such damaged hotel.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the master project management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. In the event of termination, neither the TRS lessee nor Premier will have any further rights, remedies, liabilities or obligations under the master project management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the master project management agreement. If there is an event of force majeure or any other cause beyond the control of Premier that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the master project management agreement may be terminated by the TRS lessee. In the event of such a termination, neither the TRS lessee nor Premier will have any further rights, remedies, liabilities or obligations under the master project management agreement with respect to such hotel.
Indemnity Provisions. Premier has agreed to indemnify the TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Premier; (ii) infringement by Premier of any third party’s intellectual property rights; (iii) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Premier; or (iv) the breach by Premier of the master project management agreement, including action taken by Premier beyond the scope of its authority under the master project management agreement, which is not cured.
Except to the extent indemnified by Premier as described in the preceding paragraph, the TRS lessee will indemnify Premier against all damages not covered by insurance and that arise from: (i) the performance of Premier’s services under the master project management agreement; or (ii) the condition or use of our hotels.
Events of Default. Events of default under the master project management agreement include:

•	The TRS lessee or Premier files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.

•	The TRS lessee or Premier fails to make any payment due under the master project management agreement, subject to a 10-day notice and cure period.

•
The TRS lessee or Premier fails to observe or perform any other term of the master project management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.

If an event of default occurs and continues beyond any grace period, the non-defaulting party will have the option of terminating the master project management agreement, on 30 days’ notice to the other party.
To minimize conflicts between us and Premier on matters arising under the master project management agreement, the Company’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the master project management agreement shall be within the exclusive discretion and control of a majority of the independent members of the board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transaction Committee comprised solely of independent members of our board of directors to review all related party transactions that involve conflicts. The Related Party Transactions Committee may make recommendations to the independent members of our board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transaction Committee or the independent members of our board of directors.
Mutual Exclusivity Agreements
Remington Lodging Property Management MEA
General. Upon completion of the spinoff, we entered into a mutual exclusivity agreement with Remington Lodging. Remington Lodging gave us a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met our initial investment criteria, and we agreed to engage Remington Lodging to provide property management, project management and development services for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters, subject to certain conditions. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we amended and restated the original mutual exclusivity agreement to provide that Remington Lodging gave us a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met our initial investment criteria, and we agreed to engage Remington Lodging to provide property management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters. As a result, concurrently with Ashford Inc.’s acquisition of Premier, we, Braemar OP and Remington Lodging entered into the Amended and Restated Mutual Exclusivity Agreement dated as of August 8, 2018, which agreement we refer to below as the “property management MEA.”
Term. The initial term of the property management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:

•	an event of default (see “Events of Default”),

•	a party’s early termination rights (see “Early Termination”), or

•
a termination of all our master property management agreement between TRS lessee and Remington Lodging because of an event of default under the master property management agreement that affects all properties (see “Relationship with Master Property Management Agreement”).

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
Our Exclusivity Rights. Remington Lodging and Mr. Monty Bennett have granted us a first right of refusal to pursue certain lodging investment opportunities identified by Remington Lodging or its affiliates (including Mr. Bennett), including opportunities to buy hotel properties, to buy land and build hotels, or to otherwise invest in hotel properties that satisfy our initial investment guidelines and are not considered excluded transactions pursuant to the property management MEA. If investment opportunities are identified and are subject to the property management MEA, and we have not materially modified our initial investment guidelines without the written consent of Remington Lodging, then Remington Lodging, Mr. Bennett and their affiliates, as the case may be, will not pursue those opportunities (except as described below) and will give us a written notice and description of the investment opportunity, and we will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Lodging may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Lodging, on materially the same terms and conditions as offered to us. If the terms of such investment opportunity materially change, then Remington Lodging must offer the revised investment opportunity to us, whereupon we will have 10 business days to either accept or reject the opportunity on the revised terms.
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
Exclusivity Rights of Remington Lodging. If we elect to pursue an investment opportunity that consists of the management and operation of a hotel property, we will hire Remington Lodging to provide such services unless our independent directors either (i) unanimously elect not to engage Remington Lodging, or (ii) by a majority vote, elect not to engage Remington Lodging because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Lodging for the particular hotel, or (B) based on the prior performance of Remington Lodging, another manager or developer could perform the management duties materially better than Remington Lodging for the particular hotel. In return, Remington Lodging has agreed that it will provide those services.

Excluded Investment Opportunities. The following are excluded from the property management MEA and are not subject to any exclusivity rights or right of first refusal:

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

•
Existing bona fide arm’s length third-party management arrangements (or arrangements for other services) of Remington Lodging or any of its affiliates with third parties other than us and our affiliates.

•
Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington Lodging or its affiliates have an ownership interest, provided that Remington Lodging provides us with notice 10 days’ prior to such transaction.

Management or Development. If we hire Remington Lodging to manage or operate a hotel, it will be pursuant to the terms of the master property management agreement agreed to between us and Remington Lodging.
Events of Default. Each of the following is a default under the property management MEA:

•	we or Remington Lodging experience a bankruptcy-related event;

•	we fail to reimburse Remington Lodging as described under “Reimbursement of Costs,” subject to a 30-day cure period; and

•	we or Remington Lodging does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the property management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.
Early Termination. Remington Lodging has the right to terminate the exclusivity rights granted to us if:

•
Mr. Monty J. Bennett is removed as our chief executive officer or as chairman of our board of directors or is not re-appointed to either position, or he resigns as chief executive officer or chairman of our board of directors;

•	we terminate the Remington Lodging exclusivity rights pursuant to the terms of the property management MEA; or

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

•
we experience a change in control and terminate the master property management agreement between us and Remington Lodging with respect to all hotels and have paid a termination fee equal to the product of (i) 65% of the aggregate management fees budgeted in the annual operating budget applied to the hotels for the full current fiscal year in which such termination is to occur for such hotels (both base fees and incentive fees, but in no event less than the base fees and incentive fees for the preceding full fiscal year) and (ii) nine;

•	the Remington Lodging parties terminate our exclusivity rights pursuant to the terms of the mutual exclusivity agreement; or

•
our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

Assignment. The property management MEA may not be assigned by any of the parties without the prior written consent of the other parties, provided that Remington Lodging can assign its interest in the property management MEA, without the written consent of the other parties, to a “manager affiliate entity” as that term is defined in the agreement, so long as such affiliate qualifies as an “eligible independent contractor” at the time of such transfer.
Relationship with Master Property Management Agreement. The rights provided to us and to Remington Lodging in the property management MEA may be terminated if the master property management agreement between us and Remington Lodging terminates in its entirety because of an event of default as to all of the then-managed properties. A termination of Remington Lodging’s management rights with respect to one or more hotels (but not all hotels) does not terminate the property management MEA. A termination of the property management MEA does not terminate the master property management agreement either in part or in whole, and the master property management agreement would continue in accordance with its terms as to the hotels covered, despite a termination of the property management MEA.
Premier Project Management MEA
General. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we entered into the Mutual Exclusivity Agreement dated as of August 8, 2018 with Braemar OP and Premier, which agreement we refer to below as the “project management MEA”, pursuant to which Premier gave us a first right of refusal to purchase any lodging-related investments identified by Premier and any of its affiliates that met our initial investment criteria, and we agreed to engage Premier to provide project management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters.
Term. The initial term of the project management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:

•	an event of default (see “Events of Default”),

•
a termination of all our master project management agreements between the TRS lessee and Premier because of an event of default under the master project management agreement that affects all properties (see “Relationship with Master Project Management Agreement”).

Modification of Investment Guidelines. In the event that we materially modify our initial investment guidelines without the written consent of Premier, which consent may be withheld at its sole and absolute discretion, Premier will have no obligation to present or offer us investment opportunities at any time thereafter pursuant to the project management MEA. Instead, Premier shall allocate investment opportunities it identifies pursuant to the terms of our advisory agreement. A material modification for this purpose means any modification of our initial investment guidelines to be competitive with Ashford Trust’s investment guidelines.
Our Exclusivity Rights. Premier and its affiliates have granted us a first right of refusal to pursue certain lodging investment opportunities identified by Premier and its affiliates (including Mr. Bennett), including opportunities to buy hotel properties, to buy land and build hotels, or to otherwise invest in hotel properties that satisfy our initial investment guidelines and are not considered excluded transactions pursuant to the project management MEA. If investment opportunities are identified and are subject to the project management MEA, and we have not materially modified our initial investment guidelines, then Premier and its affiliates, as the case may be, will not pursue those opportunities (except as described below) and will give us a written notice and description of the investment opportunity, and we will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Premier may then pursue such investment opportunity, on materially the same terms and conditions as offered to us. If the terms of such investment opportunity materially change, then Premier and its affiliates must offer the revised investment opportunity to us, whereupon we will have 10 business days to either accept or reject the opportunity on the revised terms.
Reimbursement of Costs. If we accept an investment opportunity from Premier, we will be obligated to reimburse Premier or its affiliates for the actual out-of-pocket and third-party costs and expenses paid by Premier or its affiliates in connection with such investment opportunity, including any earnest money deposits, but excluding any finder’s fee, brokerage fee, development fee or other compensation paid by Premier or its affiliates. Premier must submit to us an accounting of the costs in reasonable detail.
Exclusivity Rights of Premier. If we acquire or invest in a hotel or a property for the development or construction of a hotel and have the right and/or control the right to direct the development and construction of and/or capital improvements to or refurbishment of, or the provision of project management or other services, such as purchasing, interior design, freight management, or construction management for such hotel or hotel improvements, we will hire Premier to provide such services unless our independent directors either (i) unanimously elect not to engage Premier, or (ii) by a majority vote, elect not to engage Premier because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Premier for the particular hotel, or (B) based on the prior performance of Premier, another manager or developer could perform the project management, project related services or development duties materially better than Premier for the particular hotel. In return, Premier has agreed that it will provide those services.
Excluded Investment Opportunities. The following are excluded from the project management MEA and are not subject to any exclusivity rights or right of first refusal:

•	With respect to Premier, an investment opportunity where our independent directors have unanimously voted not to engage Premier as the manager or developer.

•
With respect to Premier, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Premier as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in our best interest not to engage Premier with respect to the particular hotel.

•
With respect to Premier, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Premier as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the project management, project related services or development duties materially better than Premier for the particular hotel, based on Premier’s prior performance.

•	Existing hotel investments of Premier or its affiliates with any of their existing joint venture partners, investors or property owners.

•	Existing bona fide arm’s length third-party project management arrangements of Premier or any of its affiliates with third parties other than us and our affiliates.

•
Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington Lodging or its affiliates have an ownership interest, provided that Remington Lodging provides us with notice 10 days’ prior to such transaction.

•	Any hotel investment that does not satisfy our initial investment guidelines.
Development or Construction. If we hire Remington Lodging to develop and construct a hotel, the terms of the development and construction will be pursuant to the terms of the master project management agreement that has been agreed to by us and Premier.
Events of Default. Each of the following is a default under the project management MEA:

•	we or Premier experience a bankruptcy-related event;

•	we fail to reimburse Premier as described under “Reimbursement of Costs,” subject to a 30-day cure period; and

•	we or Premier does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the project management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.
Assignment. The project management MEA may not be assigned by any of the parties without the prior written consent of the other parties, provided that Premier can assign its interest in the project management MEA, without the written consent of the other parties, to a “manager affiliate entity” as that term is defined in the agreement.
Relationship with Master Project Management Agreement. The rights provided to us and to Premier in the project management MEA may be terminated if the master project management agreement between us and Premier terminates in its entirety because of an event of default as to all of the then-managed properties. A termination of Premier’s project management rights with respect to one or more hotels (but not all hotels) does not terminate the project management MEA. A termination of the project management MEA does not terminate the master project management agreement either in part or in whole, and the management agreements would continue in accordance with its terms as to the hotels covered, despite a termination of the project management MEA.
Ashford Trust Right of First Offer Agreement
The right of first offer agreement provides us the first right to acquire each of the subject hotels owned by Ashford Trust, to the extent the board of directors of Ashford Trust determines to market and sell the hotel, subject to any prior rights of the managers of the hotel or other third parties and the limitations with respect to hotels in a joint venture set forth in the right of first offer agreement. In addition, so long as we do not materially change our initial investment guidelines without the express consent of

Ashford LLC, the right of first offer agreement extends to hotels later acquired by Ashford Trust that satisfy our initial investment guidelines.
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
TRS Leases
Three of the hotels we acquired from Ashford Trust in connection with the spin-off are owned by our operating partnership and leased to subsidiaries of Braemar TRS. Two of our hotels are held in a joint venture in which we have a 75% equity interest. The two hotels owned by the joint venture are leased to subsidiaries of the joint venture, which two subsidiaries we have elected to treat as TRSs. Since 2013 Braemar TRS has formed multiple subsidiaries which lease acquired hotels. Braemar TRS has elected to be treated as a TRS. Generally, we intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases, unless not appropriate based on relevant regulatory factors. Ashford LLC will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time.
Term. The leases for six of our hotel properties include a term of five years, which began on January 1, 2018 and expires on December 31, 2022, except in the case of the Chicago Sofitel Magnificent Mile, which began on February 24, 2014 and expires on March 31, 2019, the Bardessono Hotel, which began on July 9, 2015 and expires on December 31, 2020, the Park Hyatt Beaver Creek, which began on March 31, 2017 and expires on December 31, 2021, the Hotel Yountville, which began on May 11, 2017 and expires on December 31, 2021, the Ritz-Carlton, Sarasota, which began on April 4, 2018 and expires on December 31, 2022 and the Ritz-Carlton, Lake Tahoe, which began on January 15, 2019 and expires on December 31, 2023. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
We own substantially all personal property (other than inventory, linens, ERFP FF&E and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements on our hotels, unless ownership of such personal property would cause the rent under a lease not to qualify as “rents from real property” for REIT income test purposes. See “Federal Income Tax Consequences of Our Status as a REIT—Income Tests.”
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
Bardessono Hotel. The Bardessono Hotel is subject to a ground lease with Bardessono Brothers LLC and expires October 31, 2065, with two 25-year extension options. Rent is payable monthly and is the greater of minimum rent or percentage rent with an annual true-up on October 1. Each year, annual base minimum rent is increased (but never decreased) by an amount equal to the percentage increase in CPI Index during the prior 12-month period that starts on September 1 and ends on August 31. In no event will the index percentage be less than 101.5% nor more than 103.5% multiplied by the annual base minimum rent payable by tenant during the lease year just ending. A percentage rent, which is calculated on the positive difference (if any) between the greater of 8% of net rooms revenue OR 4.5% of net operating revenue and the aggregate base minimum rent actually paid by the tenant during the same calendar year will be paid on a calendar year basis. Within 90 days after end of calendar year tenant must provide landlord an officer’s certificate containing tenant’s financial statements and percentage rent payment, if any. The lease may be assigned with the landlord’s prior written consent at least 60 days but not more than 90 days before the effective date of the proposed assignment. Tenant must submit to landlord a statement containing contact and financial information, operating and property ownership history, and other information with respect to the proposed assignee or subtenant as landlord may reasonably require, the type of use proposed for the inn parcel or resort, and all of the principal terms of the proposed assignment; copy of proposed assignment; and a copy of the landlord’s consent to assignment. In August of 2016, the lease was amended to allow for the expansion of the leased premises by 10,000 square feet to accommodate construction of presidential villas.
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
Insurance
We carry comprehensive general liability, “All Risk” property, business interruption, cyber security, rental loss coverage and umbrella liability coverage on all of our hotels and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of rental income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, war or acts of God. In the opinion of our management, our hotels are adequately insured.
Competition
The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, availability of rooms, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and rooms revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
Our principal competitors include other hotel operating companies, ownership companies and national and international hotel brands. We face increased competition from providers of less expensive accommodations, such as select service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We also experience competition from alternative types of accommodations such as home sharing companies.
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
Employees
We have no employees. Our appointed officers are provided by Ashford LLC. Services which would otherwise be provided by employees are provided by employees of Ashford LLC and by our appointed officers. Ashford LLC has approximately 116 full time employees. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
Access to Reports and Other Information
We maintain a website at www.bhrreit.com. On our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). All of our filed reports can also be obtained at the SEC’s website at www.sec.gov. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request.
Item 1A. Risk Factors
Risks Related to Our Business and Properties
Our business is significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
Our hotels are located in the Washington D.C., San Francisco, San Diego, Sarasota, Seattle, Philadelphia, Chicago, Key West, Vail/Beaver Creek, Lake Tahoe and St. Thomas metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas and any additional areas in which we may acquire assets in the future, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.

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
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Richard J. Stockton, Robert G. Haiman, Deric S. Eubanks, Jeremy Welter, Mark L. Nunneley, and J. Robison Hays III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.
The aggregate amount of fees and expense reimbursements paid to our advisor will exceed the average of internalized expenses of our industry peers (as provided in our advisory agreement), as a percentage of total market capitalization. As a part of these fees, we must pay a minimum advisory fee to our advisor regardless of our performance.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor a monthly base management fee (subject to a minimum fee described below) in an amount equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, and (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), an annual incentive fee that will be based on our achievement of certain minimum performance thresholds and certain expense reimbursements. The monthly minimum base management fee will be equal to the greater of (i) 90% of the base fee paid for the same month in the prior year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by the Total Market Capitalization (as defined in our advisory agreement) on the last balance sheet date included in the most recent Quarterly Report on Form 10-Q or Annual Report on Form 10-K filed by the Company with the SEC. The “G&A Ratio” will be calculated as the simple average of the ratios of total general and administrative expenses paid, less any non-cash expenses but including any dead-deal costs, in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member (as provided in our advisory agreement). Since the base management fee is subject to this minimum amount and because a portion of such fees are contingent on our performance, the fees we pay to our advisor may fluctuate over time. However, regardless of our advisor’s performance, the total amount of fees and reimbursements paid to our advisor as a percentage of market capitalization will never be less than the average of internalized expenses of our industry peers (as provided in our advisory agreement), and there may be times when the total amount of fees and incentives paid to our advisor greatly exceeds the average of internalized expenses of our industry peers.
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
We may not realize the anticipated benefits of the Enhanced Return Funding Program.
On January 15, 2019, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC, which generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by us that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). Each funding by Ashford

LLC will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two-year period following the date of such acquisition, in exchange for FF&E for use at the acquired property or any other property owned by us. In connection with our acquisition of the Ritz-Carlton Lake Tahoe on January 15, 2019, Ashford LLC is obligated to provide us with approximately $10.3 million in exchange for FF&E at our properties. Ashford LLC, however, is not required to commit to provide funding under the ERFP Agreement if its unrestricted cash balance, after taking into account the cash amount required for such funding, would be less than $15.0 million. In addition, there can be no assurance that when FF&E is identified by us in connection with an ERFP funding that Ashford LLC will make the required payment to us on a timely basis or at all. Ashford LLC’s delay or failure to make the payment under the ERFP Agreement would negatively impact our ability to realize the intended benefits under the ERFP Agreement, which could result in a material adverse effect of our business, results of operations and financial condition. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under the ERFP Agreement because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party is likely to impact that relationship. As a result of the acquisition of the Ritz-Carlton Lake Tahoe Ashford LLC has a remaining commitment to provide approximately $39.7 million in ERFP fundings to us in respect of its initial $50 million commitment.
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
We are parties to hotel management agreements under which unaffiliated third-party property managers manage our hotels. We have also entered into a master property management agreement with Remington Lodging, pursuant to which Remington Lodging currently manages the Pier House Resort, the Bardessono Hotel and Hotel Yountville. We do not supervise any of the property managers or their respective personnel on a day-to-day basis. Without such supervision, our property managers may not manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel management agreements, which are similar to franchise agreements, be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management obligations to us. If any of these events occur, our relationships with any managers may be damaged, we may be in breach of our management agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
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
Eight of our thirteen hotels utilize brands owned by Marriott or Hilton. As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands. We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.

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
In any eminent domain proceeding with respect to a hotel, we will not recognize any increase in the value of the land or improvements subject to our ground leases or at expiration and may only receive a portion of compensation paid.
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
Exchange rate fluctuations could adversely affect our financial results.
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
Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.
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
Ashford LLC and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. In light of the increased risks, Ashford LLC has dedicated additional resources on our behalf to strengthen the security of our computer systems. In the future, Ashford LLC may expend additional resources on our behalf to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner. In some cases, it will be difficult to anticipate or immediately detect such incidents and the damage they cause. Any significant breakdown, invasion, destruction, interruption or leakage of information from Ashford LLC’s or hotel managers’ systems could harm us or our reputation and brand and we may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with our vendors, or our vendors’ financial condition, may not allow us to recover all costs related to a cyber-breach for which they alone are responsible for or which we are jointly responsible for, which could result in a material adverse effect on our business, results of operations and financial condition.
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
Climate change may adversely affect our business.
To the extent that climate change does occur, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for properties owned by us located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.
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
As of December 31, 2018, we had approximately $992.6 million of outstanding indebtedness, including approximately $992.6 million of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately below under “We may be unable to make required payments on our debt, and our charter and bylaws do not limit the amount of debt we may incur.”
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
If we do not meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure. For federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on the foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders of that income.
Our future indebtedness may be cross-collateralized and, consequently, a default on any such indebtedness could cause us to lose part or all of our investment in multiple properties.
Under our advisory agreement, Ashford LLC is entitled to receive a monthly base fee in an amount equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, and (ii) the Net Asset Value Fee Adjustment, which is defined in the advisory agreement to include our indebtedness and other factors. This fee increases as the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt) increases. As a result, any increase in our consolidated indebtedness will also increase the fees we pay to Ashford LLC. The structure of this fee may incentivize Ashford LLC to recommend we increase our indebtedness, thereby increasing the fee, when it may not be in the best interest of our stockholders to do so.
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
We may use various financial instruments, including derivatives, to provide a level of protection against interest rate increases and other risks, but no hedging strategy can protect us completely. These instruments, such as the risk that the counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes or other risks and that a court could rule that such agreements are not legally enforceable. These instruments may also generate income that may not be treated as qualifying REIT income. In addition, the nature and timing of hedging transactions may influence the effectiveness of our hedging strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. Moreover, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the instruments that we use will not adequately offset the risk of interest rate volatility or other risks or that our hedging transactions will not result in losses that may reduce the overall return on your investment.
Risks Related to Conflicts of Interest
Our separation and distribution agreement, our advisory agreement, the original hotel master management agreement, the original mutual exclusivity agreement and other agreements entered into in connection with the spin-off, as well as the master project management agreement, the master property management agreement, the property management MEA and the project management MEA entered into in connection with Ashford Inc.’s August 2018 acquisition of Premier and the ERFP Agreement were not negotiated on an arm’s-length basis with an unaffiliated third party, and we may pursue less vigorous enforcement of the terms of the current agreements because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford LLC.
Because our officers and one of our directors are also key employees of Ashford LLC or its affiliates and have ownership interests in Ashford Trust, our separation and distribution agreement, our advisory agreement, our original hotel master management agreement, our original mutual exclusivity agreement and other agreements entered into in connection with the spin-off were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. Due to the subsequent spin-off of Ashford Inc., the parent company of Ashford LLC in November 2014, these officers and directors also have ownership interests in the parent company of Ashford LLC and its subsidiaries. As a result of our affiliations with Ashford Trust, Ashford LLC and Remington Lodging, the terms, including fees and other amounts payable, of agreements between us and Ashford Trust, Ashford LLC or Remington Lodging, including our master property management agreement and property management MEA with Remington and our master project management agreement and project management MEA with Ashford LLC, may not be as favorable to us as the terms under an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust, Ashford LLC and Remington Lodging.
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
Until its spin-off on November 12, 2014, Ashford LLC was a subsidiary of Ashford Trust, a publicly-traded hotel REIT, with investment objectives that are similar to ours. As of December 31, 2018, Ashford Trust holds approximately 25% of the equity of Ashford Inc., Ashford LLC’s parent company, on a fully diluted basis. So long as Ashford LLC is our external advisor, our governing documents require us to include persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected, as described in our governing documents. Each of our executive officers and one of our directors also serve as employees and/or officers of Ashford LLC. In addition each of our officers, other than Mr. Richard Stockton, and one of our directors serve as officers and/or directors of Ashford Trust. Furthermore, Mr. Monty J. Bennett, our

previous chief executive officer and current chairman, is also the chairman of Ashford Trust and the chief executive officer and chairman of Ashford Inc. Our advisory agreement requires Ashford LLC to present investments that satisfy our investment guidelines to us before presenting them to Ashford Trust or any future client of Ashford LLC. Our board may modify or supplement our investment guidelines from time to time so long as we do not change our investment guidelines in such a way as to be directly competitive with all or any portion of Ashford Trust’s investment guidelines as of the date of the advisory agreement. If we materially change our investment guidelines without the express consent of Ashford LLC, then Ashford LLC will not have an obligation to present investment opportunities to us and instead Ashford LLC will use its best judgment to allocate investment opportunities and other entities it advises, taking into account such factors as Ashford LLC deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities.
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
Ashford LLC and its employees, some of whom are our executive officers, face competing demands relating to their time and this may adversely affect our operations.
We rely on Ashford LLC, its subsidiaries and its employees for the day-to-day operation of our business and management of our assets and the provision of project management services. Until its spin-off, Ashford LLC was wholly-owned by Ashford Trust. Ashford LLC is led by our current management team, which is also the current management team of Ashford Trust (in each case, other than Mr. Richard Stockton). Because some of Ashford LLC’s employees have duties to Ashford Trust as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Ashford Inc. and Ashford Trust. If Ashford LLC advises and/or leads any additional entities, or manages additional assets, in the future, this could present additional conflicts with respect to the allocation of the time and resources of our management team. As a result of the spin-off of Ashford LLC, its employees have additional responsibilities relating to Ashford Inc.’s status as a public company. During turbulent market conditions or other times when we need focused support and assistance from Ashford LLC, other entities for which Ashford LLC also acts as an external advisor or Ashford Trust may likewise require greater focus and attention, placing competing high levels of demand on the limited time and resources of Ashford LLC’s employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
Conflicts of interest with Remington Lodging and Premier could result in our management acting other than in our stockholders’ best interest.
Remington Lodging currently manages the Pier House Resort, the Bardessono Hotel and the Hotel Yountville. We expect Remington Lodging will manage certain of the hotels we acquire in the future. Premier, a subsidiary of Ashford Inc., currently provides project management services to us. We expect Premier will also provide project management services to us in the future. Conflicts of interest in general and specifically relating to Remington Lodging and Premier may lead to management decisions that are not in our stockholders’ best interest. The chairman of our board, Mr. Monty J. Bennett, serves as the chief executive officer of Remington Lodging. Mr. Monty J. Bennett and his father, Mr. Archie Bennett, Jr., beneficially own 100% of Remington Lodging. Mr. Monty Bennett also serves as Chairman of the board of directors and Chief Executive Officer of Ashford Inc. As of December 31, 2018, Messrs. Archie Bennett, Jr. and Monty Bennett beneficially own approximately 313,014 shares of Ashford Inc.’s common stock, which represented an approximate 13.1% ownership in Ashford Inc. and 7,800,000 shares of Ashford Inc.’s Series B Cumulative Preferred Stock, which is exercisable (at an exercise price of $140 per share) into an additional approximately 1,392,857 shares of Ashford Inc. common stock, which if exercised as of December 31, 2018, would have increased Mr. Bennett and Mr. Bennett, Jr.’s ownership interest in Ashford Inc. to 45.1%.
We have entered into a property management MEA and a master property management agreement with Remington Lodging and a project management MEA and master project management agreement with Premier. To the extent we have the right or control the right to direct such matters, the property management MEA requires us to engage Remington Lodging to provide, under the master property management agreement, property management services for all future properties that we acquire, unless our independent directors either (i) unanimously vote not to hire Remington Lodging, or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington Lodging because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Lodging or that another manager or developer could perform the duties materially better. The project management MEA and master project management agreement with Premier contains similar provisions. As one of the two beneficial owners of Remington Lodging, which would receive any property management and termination fees payable by us under the master property management agreement, and as a beneficial owner of a significant position in Ashford Inc., which would receive (through Premier) any project management and termination fees payable by us under the master project management agreement. Mr. Monty J. Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interest of our stockholders to do so.
Mr. Monty J. Bennett’s ownership interests in and management obligations to Remington Lodging present him with conflicts of interest in making management decisions related to the commercial arrangements between us and Remington Lodging and Ashford Inc., and his management obligations to Remington Lodging and Ashford Inc. reduce the time and effort he spends managing our company. Our board of directors has adopted a policy that requires all material approvals, actions or decisions which we have the right to make under the master property management agreement with Remington Lodging and the master project management agreement with Premier be approved by a majority or, in certain circumstances, all, of our independent directors. However, given the authority and/or operational latitude provided to Remington Lodging under the master property management agreement and to Premier under the master project management agreement, Mr. Monty J. Bennett, as the chief executive officer of Remington Lodging and the chairman and chief executive officer of Ashford Inc., could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with his obligations to us under the master property management agreement or our obligations under the applicable franchise agreements or his obligations to us under the master project management agreement.
Remington Lodging’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington Lodging could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington Lodging for future properties.
Under our master property management agreement with Remington Lodging, we have the right to terminate Remington Lodging based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington Lodging, its competitive set consists of a small group of hotels in the relevant market that we and Remington Lodging believe are comparable for purposes of benchmarking the performance of such hotel. Remington Lodging has significant influence over the determination of the competitive set for any of our hotels that it manages. Remington Lodging could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington Lodging-managed hotel, thereby making it more difficult for us to elect not to use Remington Lodging for future hotel management.
Remington Lodging may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our property management MEA with Remington Lodging, if investment opportunities that satisfy our investment criteria are identified by Remington Lodging or its affiliates, Remington Lodging will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Lodging may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Lodging, on materially the same terms and conditions as offered to us. If we reject such an investment opportunity, either Ashford Trust or Remington Lodging could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, chairman of our board, in his capacity as chairman and chief executive officer of Ashford Trust or as chief executive officer of Remington Lodging could be in a position of directly competing with us, and Remington Lodging may compete with us with respect to certain investments that we may want to acquire.
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
Particularly following periods of volatility in the overall market or declines in the market price of the company’s securities, REITs, including us have been targets of stockholder litigation, stockholder director nominations and stockholder proposals by dissident stockholders that allege conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Ashford LLC, Ashford Inc., Ashford Trust, Remington Lodging, the other businesses and entities to which Ashford LLC, Ashford Inc. and Remington Lodging provide management or other services, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr. and with other related parties of Ashford Inc. and Ashford Trust may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention even if the action is unfounded.
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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as Ebola, H1N1 influenza (swine flu), avian bird flu, SARS and the Zika virus, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as wildfires, hurricanes, tsunamis or earthquakes;

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
To the extent permitted by the Internal Revenue Code, we may invest in and own securities of private companies, other public companies and REITs (including Ashford Inc.). To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.
Our prior investment performance is not indicative of future results.
The performance of our prior investments is not necessarily indicative of the results that can be expected for the investments to be made by our subsidiaries. On any given investment, total loss of the investment is possible. Although our management team has experience and has had success in making investments in real estate-related lodging debt and hotel assets, the past performance of these investments is not necessarily indicative of the results of our future investments.
Our investment portfolio will likely contain investments concentrated in a single industry and will not be fully diversified.
We hold investments in Ashford Inc. and OpenKey, which operate in the lodging industry. To the extent we seek additional investments, we would expect that they will generally be in lodging-related entities. As such, our investment portfolio will likely contain investments concentrated in a single industry and may not be fully diversified by asset class, geographic region or other criteria, which will expose us to significant loss due to concentration risk. Investors have no assurance that the degree of diversification in our investment portfolio will increase at any time in the future.
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
Our board of directors may create and issue an additional class or series of common stock or preferred stock without stockholder approval.
Our charter authorizes our board of directors to issue common stock or preferred stock in one or more classes and to establish the preferences and rights of any class of common stock or preferred stock issued. Subject to the terms of any outstanding classes or series of preferred stock, these actions can be taken without obtaining stockholder approval. Our issuance of additional classes of common stock or preferred stock could have the effect of delaying or preventing someone from taking control of us, even if our stockholders believe that a change in control was in their best interests.
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
Because provisions contained in Maryland law and our charter may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.
Provisions contained in our charter and Maryland general corporation law may have effects that delay, defer, or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices.
These provisions include the following:

•
The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock or of any class of our preferred stock without our permission.

•
Our charter authorizes our board of directors to issue common stock or preferred stock in one or more classes and to establish the preferences and rights of any class of common stock or preferred stock issued. These actions can be taken without soliciting stockholder approval. Our common stock and preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.

Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation by statute are not required to act in certain takeover situations under the same standards of care, and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:

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

In addition, Subtitle 8 of Title 3 of the MGCL permits a Maryland corporation with a class of equity securities registered under the Exchange Act and at least three independent directors to elect to be subject, notwithstanding any contrary provision in the charter or bylaws, to any or all of the following five provisions: a classified board; a two-thirds stockholder vote requirement for removal of a director; a requirement that the number of directors be fixed only by vote of the directors; a requirement that a vacancy on the board of directors be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred; and a requirement that the holders of at least a majority of all votes entitled to be cast request a special meeting of stockholders.
Our charter opts out of the business combination/moratorium and control share provisions of the MGCL. Our charter also prevents us from making any elections under Subtitle 8 of the MGCL unless approved by our stockholders by a majority of the votes cast. Through a provision unrelated to Subtitle 8, our charter provides that directors may only be removed for cause and by the vote of a majority of the stockholders. Because the opt outs from the business combination/moratorium and control share provisions of the MGCL are contained in our charter, they cannot be amended unless the board recommends the amendment and the stockholders approve the amendment.

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
Our charter authorizes the issuance of up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 6, 2019, we had 32,862,046 shares of our common stock issued and outstanding, 4,965,850 shares of our Series B Cumulative Convertible Preferred Stock and 1,600,000 shares of our Series D Cumulative Preferred Stock. We also have 10,000,000 shares of our Series C Preferred Stock authorized and no shares of Series C Preferred Stock are issued. Accordingly, we may issue up to an additional 167,137,954 shares of common stock and 43,434,150 shares of preferred stock.
Future issuances of common stock or preferred stock could decrease the relative voting power of our common stock or preferred stock and may cause substantial dilution in the ownership percentage of our then existing holders of common or preferred stock. We may value any common stock or preferred stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of reducing investors’ relative voting power and/or diluting the net tangible book value of the shares held by our stockholders, and might have an adverse effect on any trading market for our securities. Our board of directors may designate the rights, terms and preferences of our authorized but unissued common shares or preferred shares at its discretion, including conversion and voting preferences without stockholder approval.
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
We intend to operate in a manner that allows as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Internal Revenue Code.
Our TRS structure increases our overall tax liability.
Our TRSs are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, or, in the case of the Ritz-Carlton, St. Thomas hotel, owned by our TRS, net of the operating expenses for such hotel properties and, in the case of hotel properties leased by our TRS lessees, rent payments to us. Accordingly, although our ownership of our TRS allows us to participate in the operating income from our hotel properties in addition to receiving rent, the net operating income is fully subject to income tax. The after-tax net income of our TRS is available for distribution to us, subject to any applicable withholding requirements.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% with respect to taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Finally the 100% excise tax also applies to the underpricing of services by a TRS to its parent REIT in contexts where the services are unrelated to services for REIT tenants.
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
Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS lessees, except for the Ritz-Carlton, St. Thomas hotel, which is owned by one of our TRSs. A TRS lessee will not be treated as a “related party tenant,” and will not be treated as directly operating a lodging facility, which is prohibited, to the extent the TRS lessee leases properties from us that are managed by an “eligible independent contractor.”

We believe that the rent paid by our TRS lessees is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as TRSs for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless certain relief provisions applied.
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
To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by certain publicly offered REIT debt instruments.
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
We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. To the extent that we make distributions in excess of our current and accumulated earnings and profits (as determined for federal income tax purposes), such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.

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
Note that although partnerships have traditionally not been subject to federal income tax at the entity level as described above, new audit rules, effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We will have the authority to utilize, and intend to utilize, any exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. One such exception is to apply an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, Treasury Regulations provide that a partner that is a REIT may be able to use deficiency dividend procedures with respect to such adjustments. Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us. However, it is possible that these changes could increase the federal income tax, interest, and/or penalties otherwise borne by us in the event of a federal income tax audit of a subsidiary partnership (such as our operating partnership).
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of the common units, or speculation that such sales might occur, could adversely affect the liquidity of the market for our common stock or the prevailing market price of our common stock. In addition, the exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2013 Equity Incentive Plan and the Advisor Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could adversely affect the market price of our common stock. Our directors and executive officers own common units in our Company. Such common units may be redeemed by the holders for shares of our common stock or, at our option, cash on a one-for-one basis. The holders of these common units may sell shares issued to them, if any, upon redemption of the common units. So long as the holders of common units retain significant ownership in us and are able to sell such shares in the public markets, the market price of our common stock may be adversely affected. Moreover, the existence of shares of our common stock reserved for issuance as restricted shares or upon exchange of options or common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Any future sales by us of our common stock or securities convertible into common stock may be dilutive to existing stockholders.
The market price of our common stock could be adversely affected by our level of cash distributions.
The market value of the equity securities of a REIT is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock.
Our stock repurchase program could increase the volatility of the price of our common stock.
Our board of directors has approved a share repurchase program under which we may purchase up to $50 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 6, 2019, $50.0 million remains available for repurchases under the current stock repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2018, we held ownership interests in twelve hotel properties that were included in our consolidated operations, which included direct ownership in ten hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Currently, twelve of our hotel properties (inclusive of the Ritz-Carlton, Lake Tahoe, which was acquired in January 2019) are located in the United States and one is located in the U.S. Virgin Islands. Each of the thirteen hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2018
						Occupancy	ADR	RevPAR
Fee Simple Properties
Capital Hilton	Washington D.C.	Full	550	75%	413	83.53%	$233.73	$195.22
Seattle Marriott Waterfront	Seattle, WA	Full	361	100%	361	84.80%	283.59	240.49
Philadelphia Courtyard(1)	Philadelphia, PA	Select	499	100%	499	82.92%	186.10	154.32
San Francisco Courtyard Downtown (1)	San Francisco, CA	Select	410	100%	410	86.66%	285.70	247.58
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100%	415	79.15%	216.11	171.04
Pier House Resort	Key West, FL	Full	142	100%	142	81.00%	431.67	349.64
Ritz-Carlton, St. Thomas (2)	St. Thomas, USVI	Full	180	100%	180	79.20%	283.22	224.31
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100%	190	61.73%	428.59	264.59
Hotel Yountville	Yountville, CA	Full	80	100%	80	74.70%	558.38	417.08
Ritz-Carlton, Sarasota (3)	Sarasota, FL	Full	266	100%	266	71.47%	334.02	238.74
Ritz-Carlton, Lake Tahoe (4)	Truckee, CA	Full	170	100%	170	n/a	n/a	n/a
Ground Lease Properties
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	Full	394	75%	296	85.33%	214.34	182.91
Bardessono Hotel (6)	Yountville, CA	Full	62	100%	62	76.77%	796.93	611.84
Total			3,719		3,484	81.15%	$274.14	$222.47
________

(1)	Announced plans to convert into Autograph Collection. These hotel properties will be in full service upon conversion.

(2)
Due to the impact from hurricanes Irma and Maria the Ritz-Carlton, St. Thomas total rooms count was approximately 83 during the first eleven months of 2018 and reduced to 59 in December 2018. The hotel had 180 total rooms in service prior to the hurricanes.

(3)	Period from our acquisition on April 4, 2018 through December 31, 2018.

(4)	The Ritz-Carlton, Lake Tahoe was acquired on January 15, 2019.

(5)	The ground lease expires in 2067.

(6)	The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.
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
Our common stock has been listed and traded on the NYSE under the symbol “AHP” from November 20, 2013 until April 23, 2018, after which time our common stock has been listed and traded on the NYSE under the symbol “BHR.” Prior to that time, there was no public market for our common stock. On March 6, 2019, there were 499 holders of record. In order to comply with certain requirements related to our qualification as a REIT, our charter limits the number of shares of capital stock that may be owned by any single person or affiliated group without our permission to 9.8% of the outstanding shares of any class of our capital stock.
Distributions and Our Distribution Policy
For both years ended December 31, 2018, and 2017, we declared dividends of $0.64. In December 2018, the board of directors approved our dividend policy for 2019 and we expect to pay a quarterly dividend of $0.16 per share for 2019. The adoption of a dividend policy does not commit our board of directors to declare future dividends or the amount thereof. The board of directors will continue to review our dividend policy on a quarterly basis. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income or capital gains. Distributions paid per share were characterized as follows:

	2018			2017			2016
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$0.1338	(2)	27.8755%	$—		—%
Capital gain	—		—	0.0297	(2)	6.1817	0.1658	(1)	36.0510
Unrecaptured 1250 gain	—		—	0.0671	(2)	13.9757	0.2942	(1)	63.9490
Return of capital	0.6400	(4)	100.0000	0.2494	(2)	51.9671	—		—
Total	$0.6400		100.0000%	$0.4800		100.0000%	$0.4600		100.0000%
Preferred Stock – Series B:
Ordinary income	$0.3324	(4)	32.2300%	$0.7981	(3)	58.0341%	$—		—%
Capital gain	—		—	0.1770	(3)	12.8698	0.4957	(1)	36.0510
Unrecaptured 1250 gain	—		—	0.4001	(3)	29.0961	0.8793	(1)	63.9490
Return of capital	0.6990	(4)	67.7700	—		—	—		—
Total	$1.0314		100.0000%	$1.3752		100.0000%	$1.3750		100.0000%
____________________

(1)	The fourth quarter 2016 distributions paid January 17, 2017 to stockholders of record as of December 30, 2016 are treated as 2016 distributions for tax purposes.

(2)	The fourth quarter 2017 distributions paid January 16, 2018 to stockholders of record as of December 29, 2017 are treated as 2018 distributions for tax purposes.

(3)	The fourth quarter 2017 distributions paid January 16, 2018 to stockholders of record as of December 29, 2017 are treated as 2017 distributions for tax purposes.

(4)	The fourth quarter 2018 distributions paid January 15, 2019 to stockholders of record as of December 31, 2018 are treated as 2019 distributions for tax purposes.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	2,751,669	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	2,751,669
____________________
(1) As of December 31, 2018, 1.2 million shares of our common stock, or securities convertible into 1.2 million shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan and 1.6 million shares of our common stock, or securities convertible into 1.6 million shares of our common stock, remained available for issuance under our Advisor Equity Incentive Plan.
Purchases of Equity Securities by the Issuer
On October 27, 2014, our board of directors approved a share repurchase program under which the Company may purchase up to $100 million of the Company’s common stock from time to time. On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $50 million. The board’s authorization replaced any previous repurchase authorizations (including the October 27, 2014 authorization).

No shares were purchased during the year ended December 31, 2018, pursuant to the authorization. As of December 31, 2018, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	172	$—	(1)	—	$50,000,000
November 1 to November 30	11,808	$10.29	(1)	—	$50,000,000
December 1 to December 31	40	$—	(1)	—	$50,000,000
Total	12,020	$10.29		—
__________________

(1)	There is no cost associated with the forfeiture of restricted shares of 172, 157 and 40 of our common stock in October, November and December, respectively.

(2)
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2013 through December 31, 2018, assuming an initial investment of $100 in stock on December 31, 2013 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Braemar Hotels & Resorts Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
 COMPARISON OF CUMULATIVE TOTAL RETURNS
Among Braemar Hotels & Resorts Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

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
The selected historical consolidated financial information as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018 has been derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2016, 2015 and 2014 and for each of the two years in the period ended December 31, 2015 and 2014 have been derived from the related audited financial statements not included in this Annual Report on Form 10-K. The selected historical information in this section is not intended to replace these audited financial statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$431,398	$414,063	$405,857	$349,545	$307,308
Total operating expenses	$381,311	$375,221	$358,716	$303,569	$263,558
Gain (loss) on sale of hotel properties	$15,738	$23,797	$26,359	$—	$—
Operating income	$65,825	$62,639	$73,500	$45,976	$43,750
Net income (loss)	$2,585	$28,324	$24,320	$(4,691)	$3,538
Net income (loss) attributable to the Company	$1,320	$23,022	$19,316	$(6,712)	$1,939
Net income (loss) attributable to common stockholders	$(5,885)	$16,227	$15,456	$(8,698)	$1,939
Diluted income (loss) per common share	$(0.19)	$0.51	$0.55	$(0.34)	$0.07
Weighted average diluted common shares	31,944	34,706	31,195	25,888	33,325

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Investments in hotel properties, gross	$1,562,806	$1,403,110	$1,258,412	$1,315,621	$1,179,345
Accumulated depreciation	$(262,905)	$(257,268)	$(243,880)	$(224,142)	$(189,042)
Investments in hotel properties, net	$1,299,901	$1,145,842	$1,014,532	$1,091,479	$990,303
Cash and cash equivalents	$182,578	$137,522	$126,790	$105,039	$171,439
Restricted cash	$75,910	$47,820	$37,855	$33,135	$29,646
Note receivable	$—	$8,098	$8,098	$8,098	$8,098
Total assets	$1,636,487	$1,423,819	$1,256,997	$1,352,750	$1,226,005
Indebtedness, net	$985,873	$820,959	$764,616	$835,592	$761,727
Total stockholders’ equity of the Company	$397,476	$381,305	$308,796	$338,859	$278,904

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$70,733	$70,608	$58,607	$8,972	$56,145
Cash provided by (used in) investing activities	$(166,824)	$(173,942)	$103,489	$(179,347)	$(190,359)
Cash provided by (used in) financing activities	$169,237	$124,031	$(135,625)	$107,464	$185,572
Cash dividends declared per common share	$0.64	$0.64	$0.46	$0.35	$0.20
EBITDAre (unaudited) (1)	$96,400	$96,272	$86,313	$77,225	$84,352
Hotel EBITDA (unaudited) (1)	$137,621	$128,300	$128,995	$114,469	$103,287
Funds From Operations (FFO) (unaudited) (1)	$32,057	$44,897	$34,050	$31,859	$39,928
____________________
(1) A more detailed description and computation of EBITDAre and FFO is contained in the “Non-GAAP Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

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
Overview
We are a Maryland corporation formed in April 2013. We became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to the Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $172 for the year ended December 31, 2018. We have elected to be taxed as a REIT under the Internal Revenue Code beginning with our short taxable year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 6, 2019, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
On April 23, 2018, in connection with our name change, we entered into the Fifth Amended and Restated Advisory Agreement with Ashford LLC (as amended, the “Fifth Amended and Restated Advisory Agreement”). The Fifth Amended and Restated Advisory Agreement amends the prior amended and restated advisory agreement only to reflect the name change and does not amend or otherwise alter the rights of any of the parties thereto. In January 2019, we entered into the Enhanced Return Funding Program and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement. See note 24 to our consolidated financial statements.
Pursuant to the termination provisions of the Fifth Amended and Restated Advisory Agreement, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended December 31, 2018, are as follows (in thousands):

Revenues	$28,229
Expenses	10,240
Net Earnings	$17,989
Additional Developments
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an 8.2% ownership interest, which investment was approved by our Related Party Transactions Committee or the independent members of our board of directors. OpenKey is a hospitality focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guestrooms.
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Concurrent with the completion of the acquisition, we completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.

On May 23, 2018, the Company refinanced 2 mortgage loans totaling $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by 4 hotels: Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Philadelphia Courtyard Downtown and Sofitel Chicago Magnificent Mile.
On June 1, 2018, the Company completed the sale of the 293-room Tampa Renaissance in Tampa, Florida hotel for $68.0 million. The sale resulted in a gain of $15.7 million for the year ended December 31, 2018 and is included in “gain (loss) on sale of hotel properties” in our consolidated statements of operations. The closing of the sale completed a reverse 1031 exchange that was initiated to acquire the Ritz-Carlton, Sarasota.
On November 13, 2018, we issued 1.6 million shares of our 8.25% Series D cumulative preferred stock. The net proceeds from the offering after discounts and offering expenses were approximately $37.9 million. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). The first dividend on the Series D cumulative preferred stock sold in this offering was paid on January 15, 2019 in the amount of $0.2349 per share. In general, Series D cumulative preferred stock holders have no voting rights.
On January 15, 2019, the Company acquired a 100% interest in the170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $103.3 million, a 3.4-acre undeveloped land parcel for $8.4 million, and capital reserves of $8.3 million. The Company also completed the financing of a $54 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The mortgage loan is interest-only, bears interest at LIBOR + 2.10%, and has a five-year term.
In conjunction with the transaction, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. The Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
The ERFP Agreement generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by Braemar OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). Each funding will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two-year period following the date of such acquisition, in exchange for FF&E for use at the acquired property or any other property owned by Braemar OP.
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar is entitled to receive $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free.
On January 22, 2019, the Company refinanced its existing mortgage loan of approximately $187 million with a final maturity date in November 2021 with a new $195 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70%

and has a five-year term. The mortgage loan is secured by the same two hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These two hotels are held in a joint venture in which we have a 75% equity interest.
On February 6, 2019, we invested an additional $156,000 in OpenKey, which investment was approved by the independent members of our board of directors.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 66% of our total hotel revenue for the year ended December 31, 2018 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use FFO, AFFO, EBITDAre, Adjusted EBITDAre and Hotel EBITDA as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”
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
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, including demand, which has continued through 2018. We believe that industry fundamentals continue to show growth albeit at a slower pace.

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

RESULTS OF OPERATIONS
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2018 and 2017 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2018	2017	$ Change	% Change
Revenue
Rooms	$282,775	$286,006	$(3,231)	(1.1)%
Food and beverage	94,671	96,415	(1,744)	(1.8)
Other	53,952	31,484	22,468	71.4
Total hotel revenue	431,398	413,905	17,493	4.2
Other	—	158	(158)	(100.0)
Total revenue	431,398	414,063	17,335	4.2
Expenses
Hotel operating expenses:
Rooms	62,498	65,731	3,233	4.9
Food and beverage	66,386	68,469	2,083	3.0
Other expenses	128,100	122,322	(5,778)	(4.7)
Management fees	15,648	15,074	(574)	(3.8)
Total hotel expenses	272,632	271,596	(1,036)	(0.4)
Property taxes, insurance and other	26,027	21,337	(4,690)	(22.0)
Depreciation and amortization	57,383	52,262	(5,121)	(9.8)
Impairment charges	71	1,068	997	93.4
Advisory services fee	20,012	9,134	(10,878)	(119.1)
Contract modification cost	—	5,000	5,000	100.0
Transaction costs	949	6,678	5,729	85.8
Corporate general and administrative	4,237	8,146	3,909	48.0
Total expenses	381,311	375,221	(6,090)	(1.6)
Gain (loss) on sale of hotel properties	15,738	23,797	(8,059)	(33.9)
Operating income (loss)	65,825	62,639	3,186	5.1
Equity in earnings (loss) of unconsolidated entity	(234)	—	(234)
Interest income	1,602	690	912	132.2
Other income (expense)	(253)	(377)	124	32.9
Interest expense and amortization of loan costs	(49,653)	(38,937)	(10,716)	(27.5)
Write-off of loan costs and exit fees	(4,178)	(3,874)	(304)	(7.8)
Unrealized gain (loss) on investment in Ashford Inc.	(8,010)	9,717	(17,727)	(182.4)
Unrealized gain (loss) on derivatives	(82)	(2,056)	1,974	96.0
Income (loss) before income taxes	5,017	27,802	(22,785)	(82.0)
Income tax (expense) benefit	(2,432)	522	(2,954)	(565.9)
Net income (loss)	2,585	28,324	(25,739)	(90.9)
(Income) loss attributable to noncontrolling interests in consolidated entities	(2,016)	(3,264)	1,248	38.2
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	751	(2,038)	2,789	136.8
Net income (loss) attributable to the Company	$1,320	$23,022	$(21,702)	(94.3)%

All hotel properties owned during the years ended December 31, 2018 and 2017 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the years ended December 31, 2018 and 2017. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Park Hyatt Beaver Creek (1)	Beaver Creek, CO	Acquisition	March 31, 2017
Hotel Yountville (1)	Yountville, CA	Acquisition	May 11, 2017
Plano Marriott Legacy Town Center	Plano, TX	Disposition	November 1, 2017
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Year Ended December 31,
	2018	2017
Occupancy	81.31%	80.97%
ADR (average daily rate)	$272.02	$254.92
RevPAR (revenue per available room)	$221.17	$206.42
Rooms revenue (in thousands)	$282,775	$286,006
Total hotel revenue (in thousands)	$431,398	$413,905
The following table illustrates the key performance indicators of the nine comparable hotel properties that were included for the entire years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Occupancy	83.26%	83.27%
ADR (average daily rate)	$256.17	$260.72
RevPAR (revenue per available room)	$213.28	$217.10
Rooms revenue (in thousands)	$226,803	$235,491
Total hotel revenue (in thousands)	$318,693	$330,962
Net income (loss) attributable to the Company. Net income attributable to the Company decreased $21.7 million, to $1.3 million for the year ended December 31, 2018 (“2018”) compared to $23.0 million for the year ended December 31, 2017 (“2017”) as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotel properties decreased $3.2 million, or 1.1% to $282.8 million during 2018 compared to 2017. During 2018, we experienced a 34 basis point increase in occupancy and a 6.7% increase in room rates. Rooms revenue from our nine comparable hotel properties decreased $8.7 million due a one basis point decrease in occupancy and lower room rates of 1.8%. Rooms revenue decreased (i) $16.6 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria (during 2018 approximately 83 rooms were in service until December when the available rooms was reduced to 59 during the hotel renovation); (ii) $16.8 million at the Plano Marriott Legacy Town Center as a result of its sale on November 1, 2017; (iii) $8.7 million at the Tampa Renaissance as a result of its sale on June 1, 2018; and (iv) $3.1 million at the Capital Hilton as a result of 1.7% lower room rates and a 511 basis point decrease in occupancy due to a renovation during 2018 and the presidential inauguration that occurred in 2017. These decreases were partially offset by increases of (i) $17.3 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) $9.6 million at the Park Hyatt Beaver Creek as a result of its acquisition on March 31, 2017; (iii) $4.0 million at the Hotel Yountville as a result of its acquisition on May 11, 2017 (2018 results were negatively impacted by the Napa wildfires); (iv) $4.9 million at the San Francisco Courtyard Downtown as a result of 5.7% higher room rates and a 673 basis point increase in occupancy at the hotel due to its renovation in 2017; (v) $1.8 million at the Philadelphia Courtyard as a result of 5.3% higher room rates and a 109 basis point increase in occupancy at the hotel due to a renovation during 2017; (vi) $1.6 million at the Hilton La Jolla Torrey Pines as a result of 4.5% higher room rates and a 169 basis point increase in occupancy at the hotel; (vii) $1.1 million at the Chicago Sofitel Magnificent Mile as a result of 6.6% higher room rates, partially offset by a 178 basis point decrease in occupancy, as a result of a renovation at the hotel; (viii) $921,000 at the Key West Pier House as a result of 0.3% higher room rates and a 392 basis point increase in occupancy at the hotel; (ix) $432,000 at the Bardessono Hotel as a result of 3.5% higher room rates, partially offset by a 19 basis point decrease in occupancy at the hotel; due to the negative impact caused by the Napa wildfires; and (x) $280,000 at the Seattle Marriott Waterfront as a result of 4.2% higher room rates, partially offset by a 319 basis point decrease in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue from our hotel properties decreased $1.7 million, or 1.8%, to $94.7 million in 2018 compared to 2017. This overall decrease is due to a decrease of $10.5 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes; $9.7 million at the Plano Marriott Legacy Town Center and $4.0 million at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease in food and beverage revenue of $2.5 million at the Seattle Marriott Waterfront, Capital Hilton, Key West Pier House, Bardessono Hotel, and San Francisco Courtyard Downtown. These decreases were partially offset by increases of $5.1 million at the Park Hyatt Beaver Creek, $811,000 at the Hotel Yountville and $15.9 million at the Ritz-Carlton, Sarasota due to their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively, and an aggregate increase in food and beverage revenue of $3.0 million at the Hilton La Jolla Torrey Pines, Philadelphia Courtyard, and Chicago Sofitel Magnificent Mile.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $22.5 million, or 71.4%, to $54.0 million in 2018 as compared to 2017. During 2018 we recognized business interruption revenue of $13.9 million at the Ritz-Carlton, St. Thomas and Key West Pier House due to the hurricanes and $1.9 million, net of deductibles of $500,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. We also recorded $3.4 million of business interruption income from the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. The overall increase is also attributable to an increase in other hotel revenue of $3.6 million at the Park Hyatt Beaver Creek, $303,000 at the Hotel Yountville and $9.0 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. There was also an aggregate increase of $1.6 million at the Chicago Sofitel Magnificent Mile, Bardessono Hotel, Philadelphia Courtyard, San Francisco Courtyard Downtown, and Seattle Marriott Waterfront. These increases were partially offset by lower other hotel revenue of $815,000 at the Plano Marriott Legacy Town Center and $250,000 at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, $8.8 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes and an aggregate decrease of $1.5 million at the Key West Pier House, Hilton La Jolla Torrey Pines and Capital Hilton.
Other Non-Hotel Revenue. Other non-hotel revenue decreased $158,000, or 100.0%, to $0 in 2018 as compared to 2017. The decrease is attributable to the disposition of Plano Marriott Legacy Town Center which included Texas margin tax recoveries from guests in 2017.
Rooms Expense. Rooms expense decreased $3.2 million, or 4.9%, to $62.5 million in 2018 as compared to 2017. The decrease is attributable to a decrease of $5.1 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $3.1 million at the Plano Marriott Legacy Town Center and $1.8 million at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively. There was also an aggregate decrease of $1.3 million at the Capital Hilton, Chicago Sofitel Magnificent Mile, and Bardessono Hotel. This decrease was partially offset by an increase of $1.6 million at the Park Hyatt Beaver Creek, $850,000 at the Hotel Yountville and $4.8 million at the Ritz-Carlton, Sarasota, as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. There was also an aggregate increase of $836,000 at the Philadelphia Courtyard, Hilton La Jolla Torrey Pines, Seattle Marriott Waterfront, Key West Pier House, and San Francisco Courtyard Downtown. Rooms expense included $243,000 of hurricane related costs at the Ritz-Carlton, St. Thomas in 2017.
Food and Beverage Expense. Food and beverage expense decreased $2.1 million, or 3.0%, to $66.4 million during 2018 as compared to 2017. The decrease is attributable to $8.7 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $5.1 million at the Plano Marriott Legacy Town Center and $2.6 million at the Tampa Renaissance due to their sales on November 1, 2017 and June 1, 2018, respectively, and an aggregate decrease of $581,000 at our remaining comparable hotel properties. These decreases were partially offset by increases of $3.3 million at the Park Hyatt Beaver Creek, $584,000 at the Hotel Yountville and $10.9 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. Food and beverage expense included $476,000 of hurricane related costs at the Ritz-Carlton, St. Thomas in 2017.
Other Operating Expenses. Other operating expenses increased $5.8 million, or 4.7%, to $128.1 million in 2018 as compared to 2017. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $4.0 million in direct expenses and $1.7 million in indirect expenses and incentive management fees in 2018 compared to 2017. Direct expenses were 3.1% of total hotel revenue for the 2018 period and 2.3% for 2017.
The increase in direct expenses is primarily attributable to increases of $1.9 million at the Park Hyatt Beaver Creek, $246,000 at the Hotel Yountville and $5.1 million at the Ritz-Carlton, Sarasota as a result of their acquisitions on March 31, 2017, May 11, 2017 and April 4, 2018, respectively. The increase was partially offset by decreases of $2.7 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes, $323,000 at our remaining comparable hotel properties and $196,000 at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales. Direct expenses included $109,000 of hurricane related expenses at the Ritz-Carlton, St. Thomas in 2017.
The increase in indirect expenses is attributable to increases in (i) incentive management fees of $2.9 million including $2.0 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and an aggregate increase of $1.9 million at our remaining comparable hotel properties, partially offset by decreases of $1.0 million from the sales of the Plano Marriott Legacy Town Center and Tampa Renaissance; (ii) repairs and maintenance of $701,000 including $2.6 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $304,000 at our remaining comparable hotel properties, partially offset by a decrease of $1.5 million from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $629,000 at the Ritz-Carlton, St. Thomas of which $82,000 is a result of the hurricane related expenses incurred in 2017; (iii) marketing costs of $44,000, including $3.6 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and an aggregate increase of $1.1 million at our remaining comparable hotel properties, partially offset by a decrease of $3.2 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $1.5 million at the Ritz-Carlton, St. Thomas; and (iv) energy costs of $23,000, comprised of an increase of $1.6 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota, partially offset by a decrease of $936,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $619,000 at the Ritz-Carlton, St. Thomas of which $111,000 is a result of hurricane related expenses incurred in 2017 and $66,000 at our remaining comparable hotel properties.
The increases in indirect expenses were partially offset by decreases in (i) general and administrative costs of $1.9 million, comprised of $3.9 million at the Ritz-Carlton, St. Thomas of which $2.7 million is a result of the hurricane related expenses incurred in 2017; and $4.4 million from the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales; partially offset by an increase of $6.1 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota as a result of their acquisitions and $279,000 at our remaining comparable hotel properties; and (ii) lease expense of $114,000 comprised of a decrease of $405,000 at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $94,000 at the Ritz-Carlton, St. Thomas, partially offset by an increase of $69,000 from the Plano Marriott Legacy Town Center and Tampa Renaissance and $316,000 at our remaining comparable hotel properties.
Management Fees. Base management fees increased $574,000, or 3.8%, to $15.6 million in 2018 as compared to 2017. The increase is comprised of an increase of $2.0 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota as a result of their acquisitions and $340,000 at our remaining comparable hotel properties. These increases are partially offset by a decrease of $1.1 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $670,000 at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $4.7 million, or 22.0%, to $26.0 million in 2018 as compared to 2017, which is attributable to increases of $719,000 at the Park Hyatt Beaver Creek, $361,000 at the Hotel Yountville and $2.1 million at the Ritz-Carlton, Sarasota as a result of their acquisitions in March 2017, May 2017 and April 2018, respectively, a $2.0 million expense related to an income guarantee obtained in connection with the Ritz-Carlton, Sarasota acquisition, which expired at the end of 2018 as a result of the hotel property’s 2018 gross operating profit exceeding the 2017 gross operating profit and $1.4 million at our remaining comparable hotel properties. These increases were partially offset by a decrease $1.2 million at the Plano Marriott Legacy Town Center and $555,000 at the Tampa Renaissance as a result of their sales in November 2017 and June 2018, respectively, and $166,000 at the Ritz-Carlton, St. Thomas.
Depreciation and Amortization. Depreciation and amortization increased $5.1 million, or 9.8%, to $57.4 million in 2018 as compared to 2017, due to an aggregate increase of $9.0 million at the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota and $4.6 million at our remaining comparable hotel properties, partially offset by a decrease of $6.3 million at the Plano Marriott Legacy Town Center and Tampa Renaissance as a result of their sales and $2.2 million at the Ritz-Carlton, St. Thomas as a result of the hurricanes.
Impairment Charges. We recorded impairment charges of $71,000 and $1.1 million in 2018 and 2017, respectively. In 2018 we recorded an impairment charge of $59,000 at the Key West Pier House and $12,000 at the Tampa Renaissance as a result of changes in the estimates of property damage from the hurricanes. We recorded impairment charges of $1.1 million in 2017 related to Hurricanes Irma and Maria damages incurred at the Ritz-Carlton, St. Thomas, Key West Pier House, and Tampa Renaissance. See note 4 to our consolidated financial statements.
Advisory Services Fee. Advisory services fee increased $10.9 million, or 119.1%, to $20.0 million in 2018 as compared to 2017 due to increases in equity-based compensation of $8.2 million, incentive fee of $2.0 million, base advisory fee of $624,000, and reimbursable expenses of $55,000. In 2018, we recorded an advisory services fee of $20.0 million, which included a base advisory fee of $9.4 million, reimbursable expenses of $2.1 million, an incentive fee of $2.0 million and $6.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. During 2018, approximately $2.2 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards. In 2017, we recorded an advisory services fee of $9.1 million which included a base advisory fee of $8.8 million, reimbursable expenses of $2.0 million and a credit to equity-based compensation expense in the amount of $1.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. The credit to equity-based compensation expense is a result of lower fair values at December 31, 2017 as compared to December 31, 2016.
Contract Modification Cost. In 2017, we recorded a $5.0 million one-time payment to Ashford LLC upon entering into the Fourth Amended and Restated Advisory Agreement.
Transaction Costs. In 2018, we recorded transaction costs of $949,000 primarily related to the acquisition of Ritz-Carlton, Sarasota. In 2017, we recorded transaction costs of $6.7 million related to the acquisitions of Park Hyatt Beaver Creek and the Hotel Yountville.
Corporate General and Administrative. Corporate general and administrative expenses decreased $3.9 million, or 48.0%, to $4.2 million in 2018 as compared to 2017. In 2017 we incurred professional fees associated with the proxy contest and litigation of $2.7 million. In 2018 we recorded insurance recoveries related to the proxy contest and litigation of $1.2 million. This resulted in a decrease in professional fees associated with the proxy contest and litigation of approximately $4.0 million in 2018 compared to 2017. We also incurred lower miscellaneous expenses of $51,000, offset by higher public company costs of $73,000, equity-based compensation to non-employee directors of $39,000, and professional fees of $22,000 in 2018 compared to 2017.
Gain (Loss) on Sale of Hotel Properties. In 2018, we recorded a gain of $15.7 million related the sale of the Tampa Renaissance on June 1, 2018. In 2017, we recorded a gain of $23.8 million related the sale of the Plano Marriott Legacy Town Center on November 1, 2017.
Equity in Earnings (Loss) of unconsolidated entity. We recorded equity in loss of unconsolidated entity of $234,000 in 2018 related to our investment in OpenKey. We did not have an investment in OpenKey during 2017.
Interest Income. Interest income increased $912,000, or 132.2%, to $1.6 million in 2018 as compared to 2017.
Other Income (Expense). Other expense decreased $124,000, or 32.9% to $253,000 in 2018 as compared to 2017. In 2018, we recorded other expense of $253,000 related to CMBX premiums and interest paid on collateral. In 2017, we recognized a realized loss of $271,000 related to the maturity of options on futures contracts and expense of $106,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $10.7 million, or 27.5%, to $49.7 million in 2018 as compared 2017. The increase is primarily due to new mortgage loans associated with the acquisitions of the Park Hyatt Beaver Creek, Hotel Yountville and Ritz-Carlton, Sarasota, our May 2018 mortgage loan refinance and a higher average LIBOR rate. The average LIBOR rates for 2018 and 2017 were 2.00% and 1.11%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $4.2 million in 2018, resulting from the write-off of unamortized loan costs of $1.6 million and other costs of $2.6 million associated with the refinancing of two mortgage loans. Write-off of loan costs and exit fees was $3.9 million for 2017, resulting from the write-off of unamortized loan costs of $295,000 and other costs of $2.7 million associated with the refinancing of four mortgage loans, including the refinancing of three mortgage loans maturing April 2017 and the refinancing of the Bardessono Hotel mortgage loan, as well as the sale of Plano Marriott Legacy Town Center on November 1, 2017.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain (loss) on investment in Ashford Inc. changed $17.7 million, or 182.4%, from an unrealized gain of $9.7 million in 2017 to an unrealized loss of $8.0 million in 2018. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $82,000 in 2018 consisted of a $347,0000 unrealized loss on interest rate caps, and a $179,000 unrealized loss on interest rate floors, partially offset by a $444,000 unrealized gain on CMBX credit default swaps. Unrealized loss on derivatives of $2.1 million in 2017 consisted of a $1.1 million unrealized loss on interest rate floors, a $371,000 unrealized loss on interest rate caps and a $785,000 unrealized loss associated with CMBX tranches, partially offset by an unrealized gain of $213,000 associated with the reclassification to other income (expense) for maturities of options on futures contracts. The fair value of interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of options on futures contracts is the last reported settlement price as of the measurement date. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $3.0 million, or 565.9%, from income tax benefit of $522,000 in 2017 to income tax expense of $2.4 million in 2018. This change was primarily due to an increase in the profitability of our TRSs in 2018 compared to 2017. Additionally, 2018 income tax expense was also impacted by the reduction in the corporate income tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act of 2017.
(Income) loss attributable to noncontrolling interests in consolidated entities. Our noncontrolling interest partner in consolidated entities was allocated income of $2.0 million and $3.3 million in 2018 and 2017, respectively. The noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $751,000 and net income of $2.0 million in 2018 and 2017, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of 11.22% and 11.43% as of December 31, 2018 and 2017, respectively.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table summarizes the changes in key line items from our consolidated statements of operations for the years ended December 31, 2017 and 2016 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2017	2016	$ Change	% Change
Revenue
Rooms	$286,006	$287,844	$(1,838)	(0.6)%
Food and beverage	96,415	95,618	797	0.8
Other	31,484	22,267	9,217	41.4
Total hotel revenue	413,905	405,729	8,176	2.0
Other	158	128	30	23.4
Total revenue	414,063	405,857	8,206	2.0
Expenses
Hotel operating expenses:
Rooms	65,731	65,541	(190)	(0.3)
Food and beverage	68,469	68,471	2	—
Other expenses	122,322	113,114	(9,208)	(8.1)
Management fees	15,074	15,456	382	2.5
Total hotel expenses	271,596	262,582	(9,014)	(3.4)
Property taxes, insurance and other	21,337	20,539	(798)	(3.9)
Depreciation and amortization	52,262	45,897	(6,365)	(13.9)
Impairment charges	1,068	—	(1,068)
Advisory services fee	9,134	14,955	5,821	38.9
Contract modification cost	5,000	—	(5,000)
Transaction costs	6,678	457	(6,221)	(1,361.3)
Corporate general and administrative	8,146	14,286	6,140	43.0
Total expenses	375,221	358,716	(16,505)	(4.6)
Gain (loss) on sale of hotel properties	23,797	26,359	(2,562)	(9.7)
Operating income (loss)	62,639	73,500	(10,861)	(14.8)
Equity in earnings (loss) of unconsolidated entity	—	(2,587)	2,587	100.0
Interest income	690	167	523	313.2
Other income (expense)	(377)	(165)	(212)	(128.5)
Interest expense and amortization of loan costs	(38,937)	(40,881)	1,944	4.8
Write-off of loan costs and exit fees	(3,874)	(2,595)	(1,279)	(49.3)
Unrealized gain (loss) on investment in Ashford Inc.	9,717	(1,970)	11,687	593.2
Unrealized gain (loss) on derivatives	(2,056)	425	(2,481)	(583.8)
Income (loss) before income taxes	27,802	25,894	1,908	7.4
Income tax (expense) benefit	522	(1,574)	2,096	133.2
Net income (loss)	28,324	24,320	4,004	16.5
(Income) loss attributable to noncontrolling interests in consolidated entities	(3,264)	(3,105)	(159)	(5.1)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(2,038)	(1,899)	(139)	(7.3)
Net income (loss) attributable to the Company	$23,022	$19,316	$3,706	19.2%

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

The increases in indirect expenses were partially offset by a decreases in (i) incentive management fees of $2.9 million which is comprised of $1.4 million from our ten comparable hotel properties, $997,000 from our sold hotel properties as well as $541,000 from our two acquired hotel properties; and (ii) repairs and maintenance of $161,000, including $914,000 from our ten comparable hotel properties and $352,000 from the sold hotel properties partially offset by an increase of $1.1 million from our two acquired hotel properties and $82,000 related to the hurricanes.
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
Impairment Charges. We recorded impairment charges of $1.1 million in 2017 related to Hurricanes Irma and Maria damages incurred at the Ritz-Carlton, St. Thomas, Key West Pier House and Tampa Renaissance. See note 4 to our consolidated financial statements.
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
Gain (Loss) on Sale of Hotel Properties. In 2017, we recorded a gain of $23.8 million related the sale of the Plano Marriott Legacy Town Center on November 1, 2017. In 2016, we recorded a gain of $26.4 million related the sale of the Seattle Courtyard Downtown on July 1, 2016.
Equity in Earnings (Loss) of unconsolidated entity. We recorded equity in loss of unconsolidated entity of $2.6 million in 2016 related to our investment in the AQUA U.S. Fund. We did not have any equity in earnings (loss) in 2017 as this investment was liquidated in June 2016.
Interest Income. Interest income increased $523,000, or 313.2%, to $690,000 in 2017 as compared to 2016.
Other Income (Expense). Other expense increased $212,000, or 128.5% to $377,000 in 2017 compared to 2016. In 2017, we recognized a realized loss of $271,000 related to the maturity of options on futures contracts and expense of $106,000 related to CMBX premiums and interest paid on collateral. In 2016, we recognized a realized loss of $156,000 related to the maturity of options on futures contracts and $10,000 of commissions paid upon purchasing options on futures contracts.

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
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $3.9 million in 2017, resulting from the write-off of unamortized loan costs of $295,000 and other costs of $2.7 million associated with the refinancing of four mortgage loans, including the refinancing of three mortgage loans maturing April 2017 and the refinancing of the Bardessono Hotel mortgage loan, as well as the sale of Plano Marriott Legacy Town Center on November 1, 2017. Write-off of loan costs and other costs was $2.6 million in 2016, resulting from the write-off of unamortized loan costs of $2.5 million and exit costs of $108,000 related to the sale of the Seattle Courtyard Downtown.
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
(Income) loss attributable to noncontrolling interests in consolidated entities. Our noncontrolling interest partner in consolidated entities was allocated income of $3.3 million and $3.1 million in 2017 and 2016, respectively. The noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $2.0 million and $1.9 million in 2017 and 2016, respectively. Redeemable noncontrolling interests represented ownership interests in Ashford Prime OP of 11.43% and 13.90% as of December 31, 2017 and 2016, respectively.

Indebtedness
As of December 31, 2018, gross outstanding indebtedness was approximately $992.6 million. The following table sets forth our indebtedness (in thousands):

Loan/Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2018	Interest Rate at December 31, 2018	Amortization Period (Years)	Maturity Date (5)	Fully Extended Maturity Date
Aareal Capital Corporation(1)	2	$187,086	5.15%	30(6)	Nov-2019	Nov-2021
Capital Hilton, Washington, D.C.
Hilton La Jolla Torrey Pines, La Jolla, CA
Credit Agricole(2)	1	70,000	4.75%	Interest only	Mar-2019	Mar-2020
Pier House Resort, Key West, FL
BAML (3)	1	40,000	5.05%	Interest only	Aug-2022	Aug-2022
Bardessono Hotel, Yountville, CA
Apollo(4)	1	42,000	7.45%	Interest only	Dec-2019	Dec-2020
Ritz-Carlton, St. Thomas, USVI
BAML (7)	4	435,000	4.66%	Interest only	Jun-2020	Jun-2025
Courtyard Philadelphia Downtown, Philadelphia, PA
Courtyard San Francisco Downtown, San Francisco, CA
Seattle Marriott Waterfront, Seattle, WA
Chicago Sofitel Magnificent Mile, Chicago, IL
JPMorgan (8)	1	67,500	5.25%	Interest only	Apr-2019	Apr-2022
Park Hyatt Beaver Creek, Beaver Creek, CO
BAML (9)	1	51,000	5.05%	Interest only	May-2022	May-2022
Hotel Yountville, Yountville, CA
BAML (10)
Ritz-Carlton, Sarasota, FL	1	100,000	5.15%	Interest only	Apr-2023	Apr-2023
Total/Weighted Average	12	$992,586	5.01%
__________________

(1)	Interest rate is variable at LIBOR plus 2.65%. This mortgage loan includes two one-year extension options, subject to the satisfaction of certain conditions.

(2)
Interest rate is variable at LIBOR plus 2.25%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 7.8%. This mortgage loan includes three one-year extension options, subject to the satisfaction of certain conditions, of which the second extension option was exercised in March 2018.

(3)
Interest rate is variable at LIBOR plus 2.55%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.

(4)
Interest rate is variable at LIBOR plus 4.95%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 11.61%. This mortgage loan includes three one-year extension options, of which the second was exercised in December 2018.

(5)	Maturity date assumes no future extensions.

(6)	Principal amortization based on 6% interest rate.

(7)
Interest rate is variable at LIBOR plus 2.16%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 4.0%. This mortgage loan includes five one-year extension options subject to the satisfaction of certain conditions.

(8)
Interest rate is variable at LIBOR plus 2.75%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.0%. This mortgage loan includes three one-year extension options subject to satisfaction of certain conditions.

(9)
Interest rate is variable at LIBOR plus 2.55%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.

(10)
Interest rate is variable at LIBOR plus 2.65%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.

On April 4, 2018, in connection with the acquisition of the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida, we completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 23, 2018, we refinanced 2 mortgage loans totaling $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is BAML 4 pack loan, it is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by 4 hotels: Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Philadelphia Courtyard Downtown and Sofitel Chicago Magnificent Mile.
On January 15, 2019, in connection with the acquisition of the 170-room Ritz-Carlton, Lake Tahoe in Truckee, California, we closed on a $54 million non-recourse mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The loan is interest-only, bears interest at LIBOR + 2.10%, and has a five year term. The hotel will continue to be managed by Ritz-Carlton.
On January 22, 2019, we refinanced our existing mortgage loan of approximately $187 million with a final maturity date in November 2021 with a new $195 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five-year term. The mortgage loan is secured by the same two hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These two hotels are held in a joint venture in which we have a 75% equity interest.
The following loans include various financial cash trap triggers. The Aareal Capital Corporation loan and Credit Agricole loan both have a 1.25x debt service coverage ratio requirement. The BAML Bardessono loan, the BAML Yountville loan and the BAML Sarasota loan all have a 1.20x debt service coverage ratio requirement. The JPMorgan loan has a 9.0% debt yield requirement, the BAML 4 pack loan has a 7.5% debt yield requirement, and the Apollo loan has a 12.0% debt yield requirement. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	advisory fees payable to Ashford LLC;

•	recurring maintenance necessary to maintain our hotel properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness, including our secured revolving credit facility (see “Contractual Obligations and Commitments”);

•	distributions, in the form of dividends on our common stock, necessary to qualify for taxation as a REIT

•	dividends on preferred stock; and

•	capital expenditures to improve our hotel properties.
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the year ended December 31, 2018, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with Morgan Stanley & Co. LLC and UBS Securities LLC, each acting as a sales agent (the “Equity Distribution Agreements”), as subsequently amended. Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of December 31, 2018, no shares of our common stock have been sold under this program.
On April 4, 2018, in connection with the acquisition of the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida, we completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for a floating interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 23, 2018, we refinanced 2 mortgage loans totaling $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by 4 hotels: Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Philadelphia Courtyard Downtown and Sofitel Chicago Magnificent Mile.
On November 13, 2018, we issued 1.6 million shares of our 8.25% Series D cumulative preferred stock. The net proceeds from the offering after discounts and offering expenses were approximately $37.9 million. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). The first dividend on the Series D cumulative preferred stock sold in this offering was paid on January 15, 2019 in the amount of $0.2349 per share. In general, Series D cumulative preferred stock holders have no voting rights.
On January 15, 2019, in connection with the acquisition of the 170-room Ritz-Carlton, Lake Tahoe in Truckee, California, we completed the financing of a $54 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The loan is interest-only, bears interest at LIBOR + 2.10%, and has a five year term.
On January 22, 2019, we refinanced our existing mortgage loan of approximately $187 million with a final maturity date in November 2021 with a new $195 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five-year term. The mortgage loan is secured by the same two hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These two hotels are held in a joint venture in which we have a 75% equity interest.

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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value (based on property capitalization rates defined within the secured revolving credit facility agreement) not to exceed 60%. Our ratio was 50.0% at December 31, 2018.

•	consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. Our ratio was 1.84x at December 31, 2018.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at December 31, 2018.
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

We intend to repay any indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities on sale of assets, as market conditions permit.
Sources and Uses of Cash
As of December 31, 2018, we had approximately $182.6 million of cash and cash equivalents compared to $137.5 million at December 31, 2017. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities. We anticipate using funds to pay for (i) capital expenditures for our thirteen hotel properties, estimated to be approximately $80.0 million through 2019 and (ii) debt interest and principal payments estimated to be approximately $48.8 million through 2019.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $70.7 million, $70.6 million and $58.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows from operations are impacted by changes in hotel operations of our comparable hotel properties, the sales of the Seattle Courtyard Downtown on July 1, 2016, the Plano Marriott Legacy Town Center on November 1, 2017 and the Tampa Renaissance on June 1, 2018 as well as the acquisitions of the Park Hyatt Beaver Creek on March 31, 2017, Hotel Yountville on May 11, 2017, and Ritz-Carlton, Sarasota on April 4, 2018. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2018, net cash flows used in investing activities were $166.8 million. These cash outflows were primarily attributable to $185.0 million for acquisitions, $77.6 million of capital improvements made to various hotel properties and a $2.0 million investment in OpenKey, partially offset by $65.3 million of net cash proceeds from the sale of the Tampa Renaissance and $32.4 million of insurance proceeds received related to the hurricanes. For the year ended December 31, 2017, net cash flows used in investing activities were $173.9 million. These cash outflows were primarily attributable to $248.2 million for acquisitions and $43.0 million of capital improvements made to various hotel properties, partially offset by $103.1 million of net cash proceeds from the sale of the Plano Marriott Legacy Town Center, $11.9 million of insurance proceeds received related to the hurricanes and $2.3 million of proceeds received from the liquidation of our investment in the AQUA U.S. Fund. For the year ended December 31, 2016, net cash flows provided by investing activities were $103.5 million. These cash inflows were primarily attributable to $82.7 million of net cash proceeds received from the sale of Seattle Courtyard Downtown, $43.5 million of net proceeds received from the liquidation of our investment in the AQUA U.S. Fund and $691,000 of proceeds from property insurance claims. These cash inflows were partially offset by $23.4 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2018, net cash flows provided by financing activities were $169.2 million. Cash inflows primarily consisted of borrowings on indebtedness of $575.0 million and proceeds of $38.0 million from the issuance of the Series D cumulative preferred stock which is net of discounts and offering expenses, partially offset by $400.6 million for repayments of indebtedness, $30.3 million for payments of dividends and distributions, $9.5 million for payments of loan costs and other fees and $2.7 million for distributions to the holder of a noncontrolling interest in consolidated entities. For the year ended December 31, 2017, net cash flows provided by financing activities were $124.0 million. Cash inflows primarily consisted of borrowings on indebtedness of $523.5 million, proceeds of $66.4 million from the issuance of common stock and $40.2 million from the issuance of the Series B convertible preferred stock. These cash inflows were partially offset by $464.2 million for repayments of indebtedness, $27.1 million for payments of dividends and distributions, $11.3 million for payments of loan costs and other fees and $2.7 million for distributions to the holder of a noncontrolling interest in consolidated entities. For the year ended December 31, 2016, net cash flows used in financing activities were $135.6 million. Cash outflows primarily consisted of $73.3 million for repayments of indebtedness, $39.2 million for the repurchase of common stock under our share repurchase program, $16.9 million for payments of dividends and distributions, $6.4 million for distributions to the holder of a noncontrolling interest in consolidated entities and $4.1 million for payments of loan costs and other fees. These cash outflows were partially offset by cash inflows related to proceeds from the issuance of preferred stock of $4.2 million.
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
Contractual Obligations and Commitments
The table below summarizes future obligations for principal and estimated interest payments on our debt and future minimum lease payments on our operating leases, each as of December 31, 2018 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$366,586	$435,500	$190,500	$—	$992,586
Estimated interest obligations(1)	43,784	28,719	9,137	—	81,640
Operating lease obligations	3,161	6,308	6,341	151,244	167,054
Capital commitments	72,367	—	—	—	72,367
Total contractual obligations	$485,898	$470,527	$205,978	$151,244	$1,313,647
____________________

(1)	For variable-rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2018.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, incentive fees, group service fees and other general fees, if required. These management agreements expire from December 2019 through December 2065. See “Item 1. Business - Hotel Management Agreements.”
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We were in compliance with all covenants at December 31, 2018.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed undiscounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. During the year ended December 31, 2018, the Company recognized impairment charges, net of anticipated insurance recoveries of $71,000. During the year ended December 31, 2017, the Company recognized impairment charges, net of anticipated insurance recoveries of $1.1 million. During the years ended December 31, 2016, we did not record any impairment charges.

Depreciation and Amortization. Depreciation expense is based on the estimated useful life of the assets, while amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives which range from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for furniture, fixtures and equipment (“FF&E”). While we believe our estimates are reasonable, a change in estimated lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Income Taxes. At December 31, 2018 and 2017, we had a valuation allowance of approximately $14.5 million and $15.4 million, respectively, to partially reserve our deferred tax assets of our taxable REIT subsidiaries. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2018, we had net operating loss carry forwards for federal income tax purposes of $54 million, $1.8 million of which are attributable to the subsidiaries conveyed to us in the spin-off and begin to expire in 2023 and $52.1 million of which are attributable to the USVI TRS acquired in 2015 that begin to expire in 2027. The loss carry forwards may be available to offset future taxable income, if any, through 2023 and 2027, respectively; however, there could be substantial limitations on their use imposed by the Internal Revenue Code. Management determined that it is more likely than not that $14.5 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2014 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, In December of 2017 we recorded a one-time tax benefit of approximately $216,000, due to a revaluation of our net deferred tax liabilities resulting from the decrease in the corporate federal income tax rate from 35% to 21%. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. In the quarter ended December 31, 2018 we finalized our accounting for Tax Reform and concluded that no material adjustments were required.
Investment in Unconsolidated Entity. We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 8.1% ownership interest in Ashford Inc. and had a fair value of $10.1 million at December 31, 2018. This investment would typically be accounted for under the equity method of accounting, under ASC 323-10 - Investments - Equity Method and Joint Ventures. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
In addition, our investment in OpenKey, in which we have an ownership interest of 8.2% at December 31, 2018, is accounted for under the equity method of accounting as we exercise significant influence. Our investment in unconsolidated entity is considered to be a variable interest in the underlying entity. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entity’s activities and operations, we are not considered to be the primary beneficiary of this entity on an ongoing basis and therefore such entity should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment.

Any impairment is recorded in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded in the year ended December 31, 2018.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update replaces most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. This standard, referred to as “Topic 606,” does not materially affect the amount or timing of revenue recognition for revenues from rooms, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, Topic 606 does not impact the recognition of hotel sales. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our consolidated financial statements. See related disclosures in note 3.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale (“AFS”) debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a Consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2018 on a prospective basis as there were no required changes as a result of adoption. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
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
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective method. We adopted this standard effective January 1, 2018, under the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of lease obligations which is estimated to be between $54.6 million and $66.7 million. We will also reclass intangible assets of $22.3 million primarily related to the ground leases to the ROU assets as of January 1, 2019. We disclosed $167.1 million in undiscounted future minimum rentals due under non-cancelable leases in note 13. We have also engaged a third party valuation expert to assist us in determining the value of our ROU assets and operating lease liabilities including the determination of our incremental borrowing rate. We will use the transition method that includes the practical expedient that allows us to not reevaluate or recast prior periods upon adoption effective January 1, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-13 will have on the consolidated financial statements.

Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and AFFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on sale of hotel properties and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, contract modification cost, software implementation costs, uninsured hurricane and wildfire related costs, other/income expense, Company’s portion of adjustments to EBITDAre of OpenKey, Company’s portion of unrealized (gain) loss of investment in securities investment fund and non-cash items such as unrealized gain/loss on investments, unrealized gain/ loss on derivatives and stock/unit-based compensation.
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
Beginning on January 1, 2018, we began reporting EBITDAre and Adjusted EBITDAre. Previously, we reported Adjusted EBITDA. Adjusted EBITDAre is calculated in a similar manner as Adjusted EBITDA, with the exception of the adjustment for the consolidated noncontrolling interest’s pro rata share of Adjusted EBITDA. The rationale for including 100% of EBITDAre for consolidated noncontrolling interests is that the full amount of any debt of these entities is reported in our consolidated balance sheet and therefore metrics using total debt to EBITDAre provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre. All prior periods have been adjusted to conform to the current period presentation.

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$2,585	$28,324	$24,320
Interest expense and amortization of loan costs	49,653	38,937	40,881
Depreciation and amortization	57,383	52,262	45,897
Income tax expense (benefit)	2,432	(522)	1,574
Equity in (earnings) loss of unconsolidated entities	234	—	—
Company’s portion of EBITDA of OpenKey	(220)	—	—
EBITDA	112,067	119,001	112,672
Impairment charges on real estate	71	1,068	—
(Gain) loss on sale of hotel properties	(15,738)	(23,797)	(26,359)
EBITDAre	96,400	96,272	86,313
Amortization of favorable (unfavorable) contract assets (liabilities)	195	180	106
Transaction and management conversion costs	2,965	6,774	457
Other (income) expense	253	377	165
Write-off of loan costs and exit fees	4,178	3,874	2,595
Unrealized (gain) loss on investment in Ashford Inc.	8,010	(9,717)	1,970
Unrealized (gain) loss on derivatives	82	2,056	(425)
Non-cash stock/unit-based compensation	7,004	(1,327)	4,156
Legal, advisory and settlement costs	(241)	3,711	11,194
Contract modification cost	—	5,000	—
Software implementation costs	—	79	—
Uninsured hurricane and wildfire related costs	412	3,821	—
Company’s portion of adjustments to EBITDAre of OpenKey	7	—	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	—	2,587
Adjusted EBITDAre	$119,265	$111,100	$109,118

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2018. The results of the Ritz-Carlton, Sarasota are included since its acquisition date through December 31, 2018, and the results of the Tampa Renaissance hotel are excluded since its disposition date (in thousands) (unaudited):

	Year Ended December 31, 2018
	Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Hotel Yountville	Park Hyatt Beaver Creek	Philadelphia Courtyard Downtown	Plano Marriott Legacy Town Center	San Francisco Courtyard Downtown	Sarasota Rtz-Carlton	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$6,345	$9,886	$(322)	$1,059	$8,972	$1,137	$1,852	$8,174	$83	$5,523	$(4,619)	$11,762	$5,623	$21,001	$76,476	$(73,891)	$2,585
Non-property adjustments (2)	—	—	229	—	60	—	—	—	(9)	—	—	—	—	(15,717)	(15,437)	15,437	—
Interest income	(30)	(48)	—	—	—	—	—	(14)	—	(7)	(42)	(32)	(1)	(1)	(175)	175	—
Interest expense	—	—	1,299	1,822	—	2,320	3,235	—	—	—	4,272	—	2,952	—	15,900	29,493	45,393
Amortization of loan costs	—	—	—	132	—	141	538	—	—	—	228	—	—	—	1,039	3,221	4,260
Depreciation and amortization	7,312	5,683	6,368	2,754	2,244	2,688	3,537	5,951	—	7,803	6,891	4,150	708	1,294	57,383	—	57,383
Income tax expense (benefit)	99	(81)	—	—	—	—	—	96	—	—	—	—	25	—	139	2,293	2,432
Non-hotel EBITDA ownership expense (income)	22	28	89	697	(369)	132	76	(169)	(74)	515	412	5	984	(52)	2,296	(2,296)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	13,748	15,468	7,663	6,464	10,907	6,418	9,238	14,038	—	13,834	7,142	15,885	10,291	6,525	137,621	(25,568)	112,053
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(3,437)	(3,867)	—	—	—	—	—	—	—	—	—	—	—	—	(7,304)	7,304	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	234	234
Company's portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(220)	(220)
Hotel EBITDA attributable to the Company and OP unitholders	$10,311	$11,601	$7,663	$6,464	$10,907	$6,418	$9,238	$14,038	$—	$13,834	$7,142	$15,885	$10,291	$6,525	$130,317	$(18,250)	$112,067
__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

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

	Year Ended December 31, 2017
	Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Hotel Yountville	Park Hyatt Beaver Creek	Philadelphia Courtyard Downtown	Plano Marriott Legacy Town Center	San Francisco Courtyard Downtown	Seattle Courtyard Downtown	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$10,489	$9,333	$(1,613)	$640	$6,235	$803	$(2,546)	$5,884	$29,398	$7,275	$10	$11,999	$1,329	$3,233	$82,469	$(54,145)	$28,324
Non-property adjustments (2)	—	—	—	—	823	—	—	—	(23,797)	—	—	—	252	10	(22,712)	22,712	—
Interest income	(17)	(12)	—	—	—	—	—	(1)	—	(4)	—	(12)	(4)	(1)	(51)	51	—
Interest expense	—	—	2,738	573	—	1,249	2,032	54	—	—	—	—	2,568	—	9,214	24,820	34,034
Amortization of loan costs	—	—	—	46	—	78	388	—	—	—	—	—	506	—	1,018	3,885	4,903
Depreciation and amortization	6,510	5,976	4,578	2,533	2,850	1,674	2,456	6,082	3,796	4,918	—	4,081	2,949	3,755	52,158	104	52,262
Income tax expense (benefit)	—	(532)	(1)	—	—	—	—	22	(1)	—	—	—	—	—	(512)	(10)	(522)
Non-hotel EBITDA ownership expense (income)	690	(25)	76	649	1,074	120	89	180	174	548	—	141	2,995	5	6,716	(6,716)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	17,672	14,740	5,778	4,441	10,982	3,924	2,419	12,221	9,570	12,737	10	16,209	10,595	7,002	128,300	(9,299)	119,001
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(4,418)	(3,685)	—	—	—	—	—	—	—	—	—	—	—	—	(8,103)	8,103	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Company's portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Hotel EBITDA attributable to the Company and OP unitholders	$13,254	$11,055	$5,778	$4,441	$10,982	$3,924	$2,419	$12,221	$9,570	$12,737	$10	$16,209	$10,595	$7,002	$120,197	$(1,196)	$119,001
__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis for the year ended December 31, 2016. The results of the Seattle Courtyard Downtown sold on July 1, 2016 are included from January 1, 2016 through June 30, 2016 (in thousands) (unaudited):

	Year Ended December 31, 2016
	Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Philadelphia Courtyard Downtown	Plano Marriott Legacy Town Center	San Francisco Courtyard Downtown	Seattle Courtyard Downtown	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$11,234	$6,883	$1,766	$1,942	$7,511	$4,434	$6,649	$10,091	$28,725	$11,288	$2,661	$3,019	$96,203	$(71,883)	$24,320
Non-property adjustments (2)	—	—	—	—	—	—	—	—	(26,359)	—	43	—	(26,316)	26,316	—
Interest income	(1)	(1)	—	—	—	(3)	(2)	(15)	—	(10)	(3)	—	(35)	35	—
Interest expense	—	—	2,261	—	—	1,977	—	—	—	—	2,319	—	6,557	31,155	37,712
Amortization of loan costs	—	—	119	—	—	31	—	—	—	—	504	—	654	2,515	3,169
Depreciation and amortization	6,269	6,008	4,152	2,398	2,703	5,853	4,324	2,676	834	3,803	3,147	3,730	45,897	—	45,897
Income tax expense (benefit)	29	(121)	—	—	—	18	—	—	—	—	(16)	—	(90)	1,664	1,574
Non-hotel EBITDA ownership expense (income)	(109)	153	102	689	15	247	50	38	(36)	34	158	28	1,369	(1,369)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	17,422	12,922	8,400	5,029	10,229	12,557	11,021	12,790	3,164	15,115	8,813	6,777	124,239	(11,567)	112,672
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(4,355)	(3,231)	—	—	—	—	—	—	—	—	—	—	(7,586)	7,586	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Company's portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Hotel EBITDA attributable to the Company and OP unitholders	$13,067	$9,691	$8,400	$5,029	$10,229	$12,557	$11,021	$12,790	$3,164	$15,115	$8,813	$6,777	$116,653	$(3,981)	$112,672

__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on sales of hotel properties and extraordinary items as defined by GAAP, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes dividends on convertible preferred stock, transaction and management conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, contract modification cost, software implementation costs, uninsured hurricane and wildfire related costs, other income/expense, impact of tax reform and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation, the Company’s portion of adjustments to FFO of OpenKey and Company’s portion of unrealized (gain) loss of investment in securities investment fund. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$2,585	$28,324	$24,320
Income from consolidated entities attributable to noncontrolling interest	(2,016)	(3,264)	(3,105)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	751	(2,038)	(1,899)
Preferred dividends	(7,205)	(6,795)	(3,860)
Net income (loss) attributable to common stockholders	(5,885)	16,227	15,456
Depreciation and amortization on real estate(1)	54,350	49,361	43,054
Impairment charges on real estate	71	1,068	—
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(751)	2,038	1,899
Equity in (earnings) loss of unconsolidated entity	234	—	—
(Gain) loss on sale of hotel properties	(15,738)	(23,797)	(26,359)
Company’s portion of FFO of OpenKey	(224)	—	—
FFO available to common stockholders and OP unitholders	32,057	44,897	34,050
Series B Cumulative Convertible Preferred Stock dividends	6,829	6,795	3,860
Transaction and management conversion costs	2,965	6,774	$457
Other (income) expense	253	377	165
Interest expense accretion on refundable membership club benefits	676	—	—
Write-off of loan costs and exit fees	4,178	3,874	2,595
Amortization of loan costs (1)	4,164	4,804	3,067
Unrealized (gain) loss on investment in Ashford Inc.	8,010	(9,717)	1,970
Unrealized (gain) loss on derivatives (1)	82	2,053	(427)
Non-cash stock/unit-based compensation	7,004	(1,327)	4,156
Legal, advisory and settlement costs	(241)	3,711	11,194
Contract modification cost	—	5,000	—
Software implementation costs	—	79	—
Uninsured hurricane and wildfire related costs	412	3,821	—
Tax reform (1)	—	(161)	—
Company’s portion of adjustments to FFO of OpenKey	7	—	—
Company’s portion of unrealized (gain) loss of investment in securities investment fund	—	—	2,587
AFFO available to common stockholders and OP unitholders	$66,396	$70,980	$63,674
____________________

(1)	Net of adjustment for noncontrolling interests in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2018	2017	2016
Amortization of loan costs	$(96)	$(99)	$(102)
Depreciation and amortization on real estate	(3,033)	(2,901)	(2,843)
Unrealized gain (loss) on derivatives	—	(3)	(2)
Tax reform	—	55	—

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
At December 31, 2018, our total gross indebtedness of $992.6 million was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in interest rate on the outstanding balance of variable-rate debt at December 31, 2018, would be approximately $2.5 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2018, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into a credit default swap transaction with a notional amount totaling $50.0 million to hedge financial and capital market risk for upfront costs of $888,000, of which $831,000 has since been returned to us, and $57,000 remains held as collateral as of December 31, 2018. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.5 million at December 31, 2018.
We hold interest rate floors with notional amounts totaling $10.9 billion and strike rates ranging from -0.25% to 2.00%. Our total exposure is capped at our initial total cost of $3.8 million. These instruments have termination dates ranging from March 2019 to July 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Braemar Hotels & Resorts Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 8, 2019

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Investments in hotel properties, gross	$1,562,806	$1,403,110
Accumulated depreciation	(262,905)	(257,268)
Investments in hotel properties, net	1,299,901	1,145,842
Cash and cash equivalents	182,578	137,522
Restricted cash	75,910	47,820
Accounts receivable, net of allowance of $101 and $94, respectively	12,739	14,334
Insurance receivable	—	8,825
Inventories	1,862	1,425
Note receivable	—	8,098
Prepaid expenses	4,409	3,670
Investment in unconsolidated entity	1,766	—
Investment in Ashford Inc., at fair value	10,114	18,124
Derivative assets	772	594
Other assets	13,831	10,082
Intangible assets, net	27,678	22,545
Due from related party, net	—	349
Due from third-party hotel managers	4,927	4,589
Total assets	$1,636,487	$1,423,819
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$985,873	$820,959
Accounts payable and accrued expenses	64,116	56,803
Dividends and distributions payable	8,514	8,146
Due to Ashford Inc.	4,001	1,703
Due to related party, net	224	—
Due to third-party hotel managers	1,633	1,709
Intangible liability, net	—	3,569
Other liabilities	29,033	1,628
Total liabilities	1,093,394	894,517
Commitments and contingencies (note 13)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 shares issued and outstanding at December 31, 2018 and 2017	106,123	106,123
Redeemable noncontrolling interests in operating partnership	44,885	46,627
Equity:
Preferred stock, $0.01 value, 50,000,000 shares authorized:
Series D cumulative preferred stock, 1,600,000 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	16	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,511,660 and 32,120,210 shares issued and outstanding at December 31, 2018 and 2017, respectively	325	321
Additional paid-in capital	512,545	469,791
Accumulated deficit	(115,410)	(88,807)
Total stockholders’ equity of the Company	397,476	381,305
Noncontrolling interest in consolidated entities	(5,391)	(4,753)
Total equity	392,085	376,552
Total liabilities and equity	$1,636,487	$1,423,819
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Rooms	$282,775	$286,006	$287,844
Food and beverage	94,671	96,415	95,618
Other	53,952	31,484	22,267
Total hotel revenue	431,398	413,905	405,729
Other	—	158	128
Total revenue	431,398	414,063	405,857
EXPENSES
Hotel operating expenses:
Rooms	62,498	65,731	65,541
Food and beverage	66,386	68,469	68,471
Other expenses	128,100	122,322	113,114
Management fees	15,648	15,074	15,456
Total hotel expenses	272,632	271,596	262,582
Property taxes, insurance and other	26,027	21,337	20,539
Depreciation and amortization	57,383	52,262	45,897
Impairment charges	71	1,068	—
Advisory services fee	20,012	9,134	14,955
Contract modification cost	—	5,000	—
Transaction costs	949	6,678	457
Corporate general and administrative	4,237	8,146	14,286
Total expenses	381,311	375,221	358,716
Gain (loss) on sale of hotel properties	15,738	23,797	26,359
OPERATING INCOME (LOSS)	65,825	62,639	73,500
Equity in earnings (loss) of unconsolidated entity	(234)	—	(2,587)
Interest income	1,602	690	167
Other income (expense)	(253)	(377)	(165)
Interest expense and amortization of loan costs	(49,653)	(38,937)	(40,881)
Write-off of loan costs and exit fees	(4,178)	(3,874)	(2,595)
Unrealized gain (loss) on investment in Ashford Inc.	(8,010)	9,717	(1,970)
Unrealized gain (loss) on derivatives	(82)	(2,056)	425
INCOME (LOSS) BEFORE INCOME TAXES	5,017	27,802	25,894
Income tax (expense) benefit	(2,432)	522	(1,574)
NET INCOME (LOSS)	2,585	28,324	24,320
(Income) loss attributable to noncontrolling interests in consolidated entities	(2,016)	(3,264)	(3,105)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	751	(2,038)	(1,899)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,320	$23,022	$19,316
Preferred dividends	(7,205)	(6,795)	(3,860)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,885)	$16,227	$15,456
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.19)	$0.52	$0.57
Weighted average common shares outstanding – basic	31,944	30,473	26,648
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.19)	$0.51	$0.55
Weighted average common shares outstanding – diluted	31,944	34,706	31,195
Dividends declared per common share	$0.64	$0.64	$0.46
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
NET INCOME (LOSS)	$2,585	$28,324	$24,320
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	2,585	28,324	24,320
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(2,016)	(3,264)	(3,105)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	751	(2,038)	(1,899)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$1,320	$23,022	$19,316
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities		5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit		Total
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at January 1, 2016	—	$—	28,472	$285	$438,347	$(99,773)	$(5,813)	$333,046	2,600	$62,248	$61,781
Purchase of common stock	—	—	(2,893)	(29)	(39,199)	—	—	(39,228)	—		—
Equity-based compensation	—	—	—	—	721	—	—	721	—	—	3,435
Issuance of restricted shares/units	—	—	309	3	(3)	—	—	—	—	—	35
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	291	3,712	—
Dividends declared – common stock	—		—	—	—	(12,287)	—	(12,287)	—	—	—
Dividends declared – preferred stock	—	—	—	—	—	(3,860)	—	(3,860)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,655)	(2,655)	—	—	(2,331)
Redemption/conversion of operating partnership units	—	—	137	1	1,924	(341)	—	1,584	—	—	(1,584)
Net income (loss)	—	—	—	—	—	19,316	3,105	22,421	—	—	1,899
Redemption value adjustment	—	—	—	—	—	3,691	—	3,691	—	—	(3,691)
Balance at December 31, 2016	—	$—	26,022	$260	$401,790	$(93,254)	$(5,363)	$303,433	2,891	$65,960	$59,544
Purchase of common stock	—	—	(37)	—	(395)	—	—	(395)	—	—	—
Equity-based compensation	—	—	—	—	(166)	—	—	(166)	—	—	(1,161)
Issuance of common stock	—	—	5,750	57	66,385	—	—	66,442	—	—	—
Issuance of restricted shares/units	—	—	197	2	(2)	—	—	—	—	—	21
Forfeiture of restricted common shares	—	—	(6)	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	2,075	40,163	—
Dividends declared – common stock	—	—	—	—	—	(20,623)	—	(20,623)	—	—	—
Dividends declared – preferred stock	—	—	—	—	—	(6,795)	—	(6,795)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,791)
Redemption/conversion of operating partnership units	—	—	194	2	2,179	—	—	2,181	—	—	(2,181)
Net income (loss)	—	—	—	—	—	23,022	3,264	26,286	—	—	2,038
Redemption value adjustment	—	—	—	—	—	8,843	—	8,843	—	—	(8,843)
Balance at December 31, 2017	—	$—	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	4,966	$106,123	$46,627
Purchase of common stock	—	—	(31)	—	(323)	—	—	(323)	—	—	—
Equity-based compensation	—	—	—	—	5,182	—	—	5,182	—	—	1,822
Issuance of restricted shares/units	—	—	429	4	54	—	—	58	—	—	18
Forfeiture of restricted common shares	—	—	(6)	—	—	—	—	—	—	—	—
Issuance of preferred shares	1,600	16	—	—	37,841	—	—	37,857	—	—	—
Dividends declared – common stock	—	—	—	—	—	(20,695)	—	(20,695)	—	—	—
Dividends declared – preferred stock - Series B	—	—	—	—	—	(6,829)	—	(6,829)	—	—	—
Dividends declared – preferred stock - Series D	—	—	—	—	—	(376)	—	(376)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,854)
Net income (loss)	—	—	—	—	—	1,320	2,016	3,336	—	—	(751)
Redemption value adjustment	—	—	—	—	—	(23)	—	(23)	—	—	23
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	$44,885
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,585	$28,324	$24,320
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	57,383	52,262	45,897
Equity-based compensation	7,004	(1,327)	4,156
Bad debt expense	501	256	217
Amortization of loan costs	4,260	4,903	3,169
Write-off of loan costs and exit fees	4,178	3,874	2,595
Amortization of intangibles	194	180	107
Amortization of non-refundable membership initiation fees	(36)	—	—
Interest expense accretion on refundable membership club deposits	676	—	—
Write-off of income guarantee	2,000	—	—
(Gain) loss on sale of hotel properties	(15,738)	(23,797)	(27,150)
Impairment charges	71	1,068	—
Realized and unrealized (gain) loss on derivatives	82	2,327	(269)
Unrealized (gain) loss on investment in Ashford Inc.	8,010	(9,717)	1,970
Net settlement of trading derivatives	102	(1,397)	—
Equity in (earnings) loss of unconsolidated entity	234	—	2,587
Deferred income tax expense (benefit)	(807)	615	1,089
Payments for derivatives	—	—	(114)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	5,249	6,901	(5,617)
Insurance receivable	8,825	3,580	—
Prepaid expenses and other assets	2,447	(846)	(933)
Accounts payable and accrued expenses	(8,172)	782	3,277
Due to/from related party, net	560	41	(27)
Due to affiliate	—	(2,500)	2,500
Due to/from third-party hotel managers	1,634	7,777	2,882
Due to/from Ashford Trust OP, net	—	488	(1,016)
Due to/from Ashford Inc.	1,833	(3,382)	(1,284)
Other liabilities	(12,342)	196	251
Net cash provided by (used in) operating activities	70,733	70,608	58,607
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	32,364	11,918	691
Net proceeds from sale of hotel properties	65,336	103,094	82,732
Proceeds from liquidation of AQUA U.S. Fund	—	2,289	43,489
Acquisition of hotel properties, net of cash and restricted cash acquired	(184,960)	(248,199)	—
Investment in unconsolidated entity	(2,000)	—	—
Improvements and additions to hotel properties	(77,564)	(43,044)	(23,423)
Net cash provided by (used in) investing activities	(166,824)	(173,942)	103,489
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	575,000	523,500	—
Repayments of indebtedness	(400,551)	(464,228)	(73,268)
Payments of loan costs and exit fees	(9,517)	(11,342)	(4,062)
Payments for derivatives	(362)	(375)	(13)
Purchase of common stock	(323)	(395)	(39,228)
Payments for dividends and distributions	(30,328)	(27,101)	(16,879)
Issuance of preferred stock	37,954	40,163	4,211
Issuance of common stock	—	66,442	—
Distributions to noncontrolling interest in consolidated entities	(2,654)	(2,654)	(6,421)
Other	18	21	35
Net cash provided by (used in) financing activities	169,237	124,031	(135,625)
Net change in cash, cash equivalents and restricted cash	73,146	20,697	26,471
Cash, cash equivalents and restricted cash at beginning of year	185,342	164,645	138,174
Cash, cash equivalents and restricted cash at end of year	$258,488	$185,342	$164,645

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$43,886	$34,267	$37,800
Income taxes paid	2,299	803	380
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,514	$8,146	$5,038
Capital expenditures accrued but not paid	10,637	4,430	1,574
Receivable related to liquidation of AQUA U.S. Fund	—	—	2,289
Non-cash dividends paid	58	—	—
Accrued preferred stock offering expenses	97	—	—
Non-cash preferred stock offering expense	—	—	479
Non-cash settlement of note receivable	8,098	—	—
Non-cash settlement of TIF loan	8,098	—	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$137,522	$126,790	$105,039
Restricted cash at beginning of period	47,820	37,855	33,135
Cash, cash equivalents and restricted cash at beginning of period	$185,342	$164,645	$138,174

Cash and cash equivalents at end of period	$182,578	$137,522	$126,790
Restricted cash at end of period	75,910	47,820	37,855
Cash, cash equivalents and restricted cash at end of period	$258,488	$185,342	$164,645
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of December 31, 2018, Remington Lodging, which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, managed three of our twelve hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include project management services, mortgage placement services, real estate advisory services, watersports activities, travel/transportation services and mobile key technology. See note 21.
The accompanying consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Braemar OP that as of December 31, 2018, own twelve hotel properties in six states, the District of Columbia and the U.S. Virgin Islands. The portfolio includes ten wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,549 total rooms, or 3,314 net rooms, excluding those attributable to our partner. As a REIT, Braemar needs to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of December 31, 2018, eleven of our twelve hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property located in the U.S. Virgin Islands (“USVI”) is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations. As of December 31, 2018, nine of the twelve hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these consolidated financial statements.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

•	on November 1, 2017, we sold the Plano Marriott Legacy Town Center.

•	on April 4, 2018, we acquired the Ritz-Carlton, Sarasota. The operating results of the hotel property have been included in the results of operations as of its acquisition date; and

•	on June 1, 2018, we sold the Tampa Renaissance.
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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment (“FF&E”) replacements of approximately 4% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
Inventories—Inventories, which primarily consist of food, beverages, and gift store merchandise, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented an approximate 8.1% ownership interest in Ashford Inc. and had a fair value of $10.1 million at December 31, 2018. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Investment in Unconsolidated Entity—Previously, we held an investment in an unconsolidated entity, AQUA U.S. Fund, in which we had an ownership interest of 45.3% that was accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entity’s net income/loss. We liquidated our investment in April 2016.
Our investment in OpenKey, in which we currently have ownership interest of 8.2% at December 31, 2018, is also accounted for under the equity method of accounting as we exercise significant influence. See note 7.
Our investment in unconsolidated entity is considered to be a variable interest in the underlying entity. VIEs, as defined by authoritative accounting guidance, must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Because we do not have the power and financial responsibility to direct the unconsolidated entity’s activities and operations, we are not considered to be the primary beneficiary of this entity on an ongoing basis and therefore such entity should not be consolidated. In evaluating VIEs, our analysis involves considerable management judgment and assumptions. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded in the years ended December 31, 2018, 2017 and 2016.
Deferred Costs, net—Debt issuance costs are reflected as a direct reduction to the related debt obligation. Additionally, debt issuance costs associated with our secured revolving credit facility are presented as an asset and included as part of other assets on our consolidated balance sheets. Deferred loan costs are recorded at cost and amortized over the terms of the related indebtedness using the effective interest method. Deferred franchise fees are amortized on a straight-line basis over the terms of the related franchise agreements.
Intangible Assets and Intangible Liabilities—Intangible assets and liabilities represent the assets and liabilities recorded on certain hotel properties’ ground lease contracts that were below or above market rates at the date of acquisition as well as customer relationships associated with the Ritz-Carlton, Sarasota acquisition. These assets and liabilities are amortized using the straight-line method over the remaining terms of the respective lease contracts. See note 8.
Derivative Instruments—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors and flooridors. We also use credit default swaps to hedge financial and capital market risk. All of our derivatives are subject to master-netting settlement arrangements and the credit default swaps are subject to credit support annexes. For credit default swaps, cash collateral is posted by us as well as our counterparty. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. We also purchase options on Eurodollar futures as a hedge against our cash flows. Eurodollar futures prices reflect market expectations for interest rates on three month Eurodollar deposits for specific dates in the future, and the final settlement price is determined by three month LIBOR on the last trading day. Options on Eurodollar futures provide the ability to limit losses while maintaining the possibility of profiting from favorable changes in the futures prices. As the purchaser, our maximum potential loss is limited to the initial premium paid for the Eurodollar option contracts, while our potential gain has no limit. These exchange-traded options are centrally cleared, and a clearinghouse stands in between all trades to ensure that the obligations involved in the trades are satisfied.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. Interest rate derivatives, credit default swaps and options on futures contracts are reported as “derivative assets” in our consolidated balance sheets. For interest rate derivatives, credit default swaps and options on futures contracts, changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense)”, respectively, in our consolidated statements of operations.
Due to/from Related Party, net—Due to/from related party, net, represents current receivables related to advances for project management services and payables resulting from transactions related to hotel management, project management and market services with a related party. As of December 31, 2017 it also included current receivables/payables resulting from transactions

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

related to project management and market services with a related party. These receivables and payables are generally settled within a period not exceeding one year.
Due to/from Ashford Inc.—Due to/from Ashford Inc. represents payables related to the advisory services fee, including reimbursable expenses as well as other hotel products and services. These payables are generally settled within a period not exceeding one year. See note 21.
Due to/from Third-Party Hotel Managers—Due to/from third-party hotel managers primarily consists of amounts due from Marriott related to our cash reserves held at the Marriott corporate level related to our operations, real estate taxes, and other items, as well as current receivables and payables resulting from transactions with other third-party managers related to hotel management. These receivables and payables are generally settled within a period not exceeding one year.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at December 31, 2018 and 2017, and is reported in equity in our consolidated balance sheets.
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
Revenue Recognition—Rooms revenue represents revenues from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.
Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel properties, in-room dining and mini-bars revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audiovisual equipment/services, rental of function rooms, and other F&B related revenues. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e. gross vs. net).
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, condo management fees, resort and destination fees, health center fees, spas, golf, telecommunications, parking, entertainment and other guest services, as well as rental revenue primarily from leased retail outlets at our hotel properties, and membership initiation fees and dues, primarily from club memberships. Cancellation fees are recognized from non-cancellable deposits when the customer provides notification of cancellation in accordance with established management policy time frames. Non-refundable membership initiation fees are recognized over the expected life of an active membership.
Prior to January 1, 2018, hotel revenues, including room, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, are recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. On January 1, 2018, we adopted Topic 606 using the modified retrospective method. See note 3.
Other Hotel Expenses—Other expenses include telephone charges, guest laundry, valet parking, hotel-level general and administrative expenses, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2018, 2017 and 2016, we incurred advertising costs of $3.8 million, $3.4 million and $3.1 million, respectively. Advertising costs are included in “Other expenses” in our consolidated statements of operations.
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
Depreciation and Amortization—Hotel properties are depreciated over the estimated useful life of the assets and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related assets. Presently, hotel properties are depreciated using the straight-line method over lives ranging from 7.5 to 39 years for buildings and improvements and 1.5 to 5 years for FF&E. While we believe our estimates are reasonable, a change in estimated useful lives could affect depreciation expense and net income (loss) as well as resulting gains or losses on potential hotel sales.
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to taxable REIT subsidiaries. However, Braemar TRS and our USVI TRS are treated as taxable REIT subsidiaries for federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to our TRSs using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 18.
The entities that own eleven of our twelve hotel properties are considered partnerships for federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the twelve hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be taxable REIT subsidiaries of Braemar. The entities that operate the two hotel properties owned by a consolidated partnership elected to be treated as taxable REIT subsidiaries of Ashford Trust in April 2007, when the partnership was acquired by Ashford Trust. As a result of Ashford Trust’s distribution of its remaining common units of Braemar OP and shares of common stock of Braemar on July 27, 2015, the Braemar TRSs revoked their elections to be taxable REIT subsidiaries of Ashford Trust effective July 29, 2015. The Braemar TRSs remain taxable REIT subsidiaries of Braemar.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years,

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2014 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
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
Reclassifications—As part of the SEC’s Disclosure Update Simplification Project, in 2018, the SEC issued a final rule that eliminated Rule 3-15(a)(1) gain (loss) on sale of hotel properties by REITs to resolve inconsistencies in the presentation requirements in U.S. GAAP. With the elimination of the SEC rule allowing for alternate presentation, our statements of operations must be in accordance with ASC 360-10-45-5. As a result, we have presented “gain (loss) on sale of hotel properties” as a component of “operating income (loss)” for all periods presented.
Recently Adopted Accounting Standards—In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of promised goods or services to a customer in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The update replaces most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. This standard, referred to as “Topic 606,” does not materially affect the amount or timing of revenue recognition for revenues from rooms, food and beverage, and other hotel level sales. Additionally, we have historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations. Therefore, Topic 606 does not impact the recognition of hotel sales. We adopted this standard effective January 1, 2018, under the modified retrospective method, and the adoption of this standard did not have a material impact on our consolidated financial statements. See related disclosures in note 3.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present in other comprehensive income the changes in instrument-specific credit risk for financial liabilities measured using the fair value option; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale (“AFS”) debt securities in combination with other deferred tax assets. ASU 2016-01 provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. It also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain provisions of ASU 2016-01 are eligible for early adoption. We adopted this standard effective January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a Consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted this standard effective January 1, 2018 on a prospective basis as there were no required changes as a result of adoption. The adoption of this standard did not have a material impact on our consolidated statements of cash flows.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

combinations, which would affect capitalization of acquisitions costs (such costs are expensed for business combinations and capitalized for asset acquisitions).
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the scope of ASC Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets and adds guidance for partial sales of nonfinancial assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. An entity may elect to apply ASU 2017-05 under a retrospective or modified retrospective method. We adopted this standard effective January 1, 2018, under the modified retrospective method. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.
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
Recently Issued Accounting Standards— In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee. ASU 2016-02 is effective for annual and interim periods for fiscal years beginning after December 15, 2018, which will require us to adopt these provisions in the first quarter of 2019 on a modified retrospective basis. The accounting for leases under which we are the lessor remains largely unchanged. While we continue evaluating our lease portfolio to assess the impact that ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial statements upon adoption will be the recognition, on a discounted basis, of our future minimum rentals due under noncancelable leases on our consolidated balance sheets resulting in the recording of lease obligations which is estimated to be between $54.6 million and $66.7 million. We will also reclass intangible assets of $22.3 million primarily related to the ground leases to the ROU assets as of January 1, 2019. We disclosed $167.1 million in undiscounted future minimum rentals due under non-cancelable leases in note 13. We have also engaged a third party valuation expert to assist us in determining the value of our ROU assets and operating lease liabilities including the determination of our incremental borrowing rate. We will use the transition method that includes the practical expedient that allows us to not reevaluate or recast prior periods upon adoption effective January 1, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-13 will have on the consolidated financial statements.
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
Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel properties, in-room dining and mini-bars revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audiovisual equipment/services, rental of function rooms, and other F&B related revenues. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e. gross vs. net).
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, condo management fees, resort and destination fees, health center fees, spas, golf, telecommunications, parking, entertainment and other guest services, as well as rental revenue primarily from leased retail outlets at our hotel properties, and membership initiation fees and dues, primarily from club memberships. Cancellation fees are recognized from non-cancellable deposits when the customer provides notification of cancellation in accordance with established management policy time frames. Non-refundable membership initiation fees are recognized over the expected life of an active membership. For the year ended December 31, 2018, the Company recorded $3.4 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Taxes collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received when contractually due.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$89,361	$23,874	$10,432	$—	$123,667
Colorado	1	18,349	12,022	9,921	—	40,292
Florida	2	35,395	19,156	11,290	—	65,841
Illinois	1	25,909	8,173	1,316	—	35,398
Pennsylvania	1	28,107	5,641	1,235	—	34,983
Washington	1	31,688	6,798	1,405	—	39,891
Washington, D.C.	1	39,191	14,752	1,138	—	55,081
USVI	1	6,604	1,379	13,651	—	21,634
Sold hotel properties	1	8,171	2,876	3,564	—	14,611
Corporate entities	—	—	—	—	—	—
Total	13	$282,775	$94,671	$53,952	$—	$431,398

	Year Ended December 31, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$78,346	$21,717	$8,115	$—	$108,178
Colorado	1	8,753	6,904	6,312	—	21,969
Florida	1	17,202	3,454	2,576	—	23,232
Illinois	1	24,841	7,713	748	—	33,302
Pennsylvania	1	26,337	4,600	925	—	31,862
Washington	1	31,409	7,985	1,320	—	40,714
Washington, D.C.	1	42,325	15,685	1,306	—	59,316
USVI	1	23,171	11,845	8,941	—	43,957
Sold hotel properties	2	33,622	16,512	1,241	—	51,375
Corporate entities	—	—	—	—	158	158
Total	13	$286,006	$96,415	$31,484	$158	$414,063

	Year Ended December 31, 2016
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	3	$73,860	$21,698	$6,799	$—	$102,357
Colorado	—	—	—	—	—	—
Florida	1	18,766	3,292	1,377	—	23,435
Illinois	1	27,026	9,144	709	—	36,879
Pennsylvania	1	27,260	4,426	957	—	32,643
Washington	1	28,748	7,672	1,228	—	37,648
Washington, D.C.	1	41,137	16,098	1,377	—	58,612
USVI	1	27,795	14,670	7,813	—	50,278
Sold hotel properties	3	43,252	18,618	2,007	—	63,877
Corporate entities	—	—	—	—	128	128
Total	12	$287,844	$95,618	$22,267	$128	$405,857

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$428,567	$344,937
Buildings and improvements	989,180	962,478
Furniture, fixtures and equipment	103,025	87,796
Construction in progress	42,034	7,899
Total cost	1,562,806	1,403,110
Accumulated depreciation	(262,905)	(257,268)
Investments in hotel properties, net	$1,299,901	$1,145,842
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes was approximately $1.3 billion and $1.2 billion as of December 31, 2018 and 2017, respectively.
For the years ended December 31, 2018, 2017 and 2016, depreciation expense was $56.8 million, $52.1 million and $45.7 million, respectively.
Ritz-Carlton, Sarasota
On April 4, 2018, the Company acquired a 100% interest in the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Concurrent with the closing of the acquisition, we completed the financing of a $100.0 million mortgage loan. See note 9.
The acquisition of the Ritz-Carlton, Sarasota included the hotel, a golf club, a beach club and a plot of vacant land, which are considered to be a group of dissimilar assets per ASU 2017-01. As such, we have accounted for this acquisition as a business combination. We prepared the purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm during the three months ended December 31, 2018. This valuation is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired in the acquisition (in thousands):

Land (1)	$83,630
Buildings and improvements	86,042
Furniture, fixtures and equipment	13,740
Customer relationships	5,682
Refundable membership club deposits (2)	(9,960)
Income guarantee (3)	2,000
$181,134
Net other assets (liabilities)	$(3,189)
________

(1)	Amount includes the $9.7 million, 22-acre plot of vacant land.

(2)	Recorded within “other liabilities” on our consolidated balance sheet.

(3)
The income guarantee was originally recorded within “other assets” on our consolidated balance sheet. The income guarantee expired at the end of 2018 as a result of the hotel property’s 2018 gross operating profit exceeding the 2017 gross operating profit. As a result we recorded a $2.0 million expense in “property taxes, insurance and other” on our consolidated statement of operations.

The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) in our consolidated statements of operations for the year ended December 31, 2018:

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2018
Total revenue	42,232
Net income (loss)	(4,619)
The following table reflects the unaudited pro forma results of operations for the years ended December 31, 2018 and 2017 as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2017, and the removal of $949,000 of non-recurring transaction costs directly attributable to the acquisitions for the year ended December 31, 2018 (in thousands):

	Year Ended December 31,
	2018	2017
Total revenue	$451,471	$476,386
Net income (loss)	6,198	28,101
Net income (loss) attributable to common stockholders	(2,677)	16,018
Pro Forma income (loss) per share:
Basic	$(0.09)	$0.51
Diluted	$(0.09)	$0.51
Weighted average common shares outstanding (in thousands):
Basic	31,944	30,473
Diluted	31,944	34,706
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
For the year ended December 31, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $13.9 million, which is included in “other” hotel revenue in our consolidated statements of operations. The Company received proceeds of $48.1 million from our insurance carriers for property damage and business interruption from the hurricanes during the year ended December 31, 2018. Additionally, during the year ended December 31, 2018, the Company recorded revenue of $1.9 million, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires, which is included in “other” hotel revenue in our consolidated statements of operations. During the year ended December 31, 2018, we recorded impairment charges of $71,000 as a result of a change in estimate of property damage as a result of the hurricanes. As of December 31, 2018, the Company had a net liability of $17.1 million, included in “other liabilities” on the consolidated balance sheet, as it has received insurance proceeds in excess of the sum of its impairment, remediation expenses and business interruption revenue recorded through December 31, 2018. The Company will not record revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.
5. Hotel Dispositions
On July 1, 2016, the Company sold the Courtyard Seattle Downtown for $84.5 million in cash. The sale resulted in a gain of $26.4 million for the year ended December 31, 2016 and is included in “gain (loss) on sale of hotel properties” in our consolidated statements of operations.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On November 1, 2017, the Company sold the Plano Marriott Legacy Town Center for $104.0 million in cash. The sale resulted in a gain of $23.8 million for the year ended December 31, 2017 and is included in “gain (loss) on sale of hotel properties” in our consolidated statements of operations.
On June 1, 2018, the Company sold the Tampa Renaissance hotel for $68.0 million in cash. The sale resulted in a gain of $15.7 million for the year ended December 31, 2018 and is included in “gain (loss) on sale of hotel properties” in our consolidated statements of operations.
Since the sales of the hotel properties did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our consolidated financial statements.
We included the results of operations for these hotel properties through the dates of disposition in net income (loss) as shown in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. The following table includes the consolidated financial information from these hotel properties (in thousands):

	Year Ended December 31,
	2018	2017	2016
Total hotel revenue	$14,611	$51,375	$63,877
Total hotel operating expenses	(7,431)	(32,716)	(40,123)
Gain (loss) on sale of hotel properties	15,738	23,797	26,359
Operating income (loss)	22,918	42,456	50,113
Property taxes, insurance and other	(529)	(2,255)	(2,836)
Depreciation and amortization	(1,294)	(7,552)	(8,887)
Impairment charges	(12)	(10)	—
Interest expense and amortization of loan costs	(791)	(4,042)	(12,662)
Write-off of loan costs and exit fees	—	(2,192)	(2,595)
Income (loss) before income taxes	20,292	26,405	23,133
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,277)	(3,018)	(3,215)
Income (loss) before income taxes attributable to the Company	$18,015	$23,387	$19,918
6. Note Receivable
As of December 31, 2017, we held a note receivable of $8.1 million from the city of Philadelphia, Pennsylvania which had a stated interest rate of 12.85%. The note matured in June 2018. Prior to maturity the interest income recorded on the note receivable was offset against the interest expense recorded on the TIF loan of the same amount. See note 9.
7. Investment in Unconsolidated Entity
Ashford Inc.
As of December 31, 2018 and 2017, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share of Ashford Inc. common stock on the NYSE American LLC was $51.90 and $93.00 as of December 31, 2018 and 2017, respectively. This represented an approximate 8.1% and 9.7% ownership interest in the outstanding common stock, respectively. See notes 11 and 12.
We have elected to use the fair value option, under the applicable accounting guidance, to account for our investment in Ashford Inc. as the fair value is readily available since Ashford Inc. common stock is traded on a national exchange. The fair value of our investment in Ashford Inc. is included in “investment in Ashford Inc., at fair value” on our consolidated balance sheets, and changes in market value are included in “unrealized gain (loss) on investment in Ashford Inc.” on our consolidated statements of operations.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed consolidated balance sheets as of December 31, 2018 and 2017, and the condensed consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Total assets	$379,005	$114,810
Total liabilities	108,726	78,742
Series B cumulative convertible preferred stock	200,847	—
Redeemable noncontrolling interests	3,531	5,111
Total stockholders’ equity of Ashford Inc.	65,443	30,185
Noncontrolling interests in consolidated entities	458	772
Total equity	65,901	30,957
Total liabilities and equity	$379,005	$114,810
Our investment in Ashford Inc., at fair value	$10,114	$18,124
Ashford Inc.
Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
Total revenue	$195,520	$81,573	$67,607
Total operating expenses	(196,359)	(92,095)	(70,064)
Operating income (loss)	(839)	(10,522)	(2,457)
Realized and unrealized gain (loss) on investment in unconsolidated entity	—	—	(1,460)
Realized and unrealized gain (loss) on investments, net	—	(91)	(7,787)
Interest expense and loan amortization cost	(1,200)	(122)	—
Other income (expense)	(505)	264	81
Income tax (expense) benefit	10,364	(9,723)	(780)
Net income (loss)	7,820	(20,194)	(12,403)
(Income) loss from consolidated entities attributable to noncontrolling interests	924	358	8,860
Net (income) loss attributable to redeemable noncontrolling interests	1,438	1,484	1,147
Net income (loss) attributable to Ashford Inc.	$10,182	$(18,352)	$(2,396)
Preferred dividends	(4,466)	—	—
Amortization of preferred stock discount	(730)	—	—
Net income attributable to common stockholders	$4,986	$(18,352)	$(2,396)
Our unrealized gain (loss) on investment in Ashford Inc.	$(8,010)	$9,717	$(1,970)
OpenKey
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an 8.2% ownership interest, which investment was approved by our Related Party Transactions Committee or the independent members of our board of directors. OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. Our investment is recorded as a component of “investment in unconsolidated entity” in our consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2018	December 31, 2017
Carrying value of the investment in OpenKey (in thousands)	$1,766	$—
Ownership interest in OpenKey	8.2%	—
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2018	2017	2016
Equity in earnings (loss) of unconsolidated entity	(234)	—	—
8. Intangible Assets, net and Intangible Liability, net
Intangible assets, net and intangible liability, net consisted of the following (in thousands):

	Intangible Assets, net		Intangible Liability, net
	December 31,		December 31,
	2018	2017	2018	2017
Cost	$29,732	$24,050	$—	$4,179
Accumulated amortization	(2,054)	(1,505)	—	(610)
	$27,678	$22,545	$—	$3,569
Intangible assets represents favorable market-rate leases which relate to the acquisitions of the Hilton La Jolla Torrey Pines hotel in La Jolla, CA and the Bardessono Hotel in Yountville, CA, which are being amortized over the lease terms with expiration dates of 2067 and 2105, respectively. Intangible assets also include the customer relationships associated with the Ritz-Carlton, Sarasota acquisition on April 4, 2018. The customer relationships are being amortized over the 15 year expected life.
The intangible liability represented an unfavorable market-rate lease which related to the acquisition of the Tampa Renaissance in Tampa, FL, which was being amortized over the remaining initial lease term that was set to expire in 2080. The hotel property was sold on June 1, 2018. The unamortized balance was written off as of the time of the sale and included in the calculation of gain/loss. See note 5.
For the years ended December 31, 2018, 2017 and 2016, amortization related to intangible assets was $549,000, $301,000 and $314,000, respectively, and amortization related to the intangible liability was $23,000, $56,000 and $57,000, respectively.
As discussed in note 2, we will adopt ASU 2016-02 effective January 1, 2019. Upon adoption, we will derecognize the assets and/or liabilities previously recognized associated with favorable/unfavorable market-rate leases where we are the lessee. The carrying amount of the ROU assets will then be adjusted by the corresponding amount. The effect on the estimated future amortization expense for intangible assets for each of the next five years and thereafter is as follows (in thousands):

	Intangible Assets
	Estimated Future Amortization Expense Pre-Adoption	Impact Due To Adoption of ASU 2016-02	Estimated Future Amortization Expense Post-Adoption
2019	$632	$(253)	$379
2020	632	(253)	379
2021	632	(253)	379
2022	632	(253)	379
2023	632	(253)	379
Thereafter	24,518	(21,015)	3,503
Total	$27,678	$(22,280)	$5,398

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Indebtedness, net
Indebtedness and the carrying values of related collateral were as follows (in thousands):

				December 31, 2018		December 31, 2017
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Secured revolving credit facility(3)	None	November 2019	Base Rate(2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—	$—	$—
TIF loan(4)	Courtyard Philadelphia	June 2018	12.85%	—	—	8,098	—
Mortgage loan(5) (6)	Courtyard Philadelphia	February 2019	LIBOR(1) + 2.58%	—	—	277,628	353,853
	Courtyard San Francisco Downtown
	Marriott Seattle Waterfront
	Tampa Renaissance
Mortgage loan(5)	Sofitel Chicago Magnificent Mile	March 2019	LIBOR(1) + 2.55%	—	—	80,000	142,374
Mortgage loan(7)	Pier House Resort	March 2019	LIBOR(1) + 2.25%	70,000	88,018	70,000	87,334
Mortgage loan(8)	Park Hyatt Beaver Creek	April 2019	LIBOR(1) + 2.75%	67,500	143,517	67,500	143,652
Mortgage loan(9)	Capital Hilton	November 2019	LIBOR(1) + 2.65%	187,086	223,164	190,010	225,904
	Hilton La Jolla Torrey Pines
Mortgage loan(10)	Ritz-Carlton, St. Thomas	December 2019	LIBOR(1) + 4.95%	42,000	64,683	42,000	40,024
Mortgage Loan (5)	Courtyard Philadelphia	June 2020	LIBOR(1) + 2.16%	435,000	450,266	—	—
	Courtyard San Francisco Downtown
	Marriott Seattle Waterfront
	Sofitel Chicago Magnificent Mile
Mortgage loan	Hotel Yountville	May 2022	LIBOR(1) + 2.55%	51,000	92,789	51,000	94,910
Mortgage loan	Bardessono Hotel	August 2022	LIBOR(1) + 2.55%	40,000	58,425	40,000	57,791
Mortgage loan	Ritz-Carlton, Sarasota	April 2023	LIBOR(1) + 2.65%	100,000	179,039	—	—
				992,586	1,299,901	826,236	1,145,842
Deferred loan costs, net				(6,713)	—	(5,277)	—
Indebtedness, net				$985,873	$1,299,901	$820,959	$1,145,842
__________________

(1)	LIBOR rates were 2.503% and 1.564% at December 31, 2018 and 2017, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR +1.0%.

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

(6)	A portion of this mortgage loan at December 31, 2017 relates to the Tampa Renaissance, which was sold on June 1, 2018. See note 5.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in March 2018.

(8)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(9)	This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions.

(10)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in December 2018.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Maturities and scheduled amortization of indebtedness as of December 31, 2018 for each of the following five years and thereafter are as follows (in thousands):

2019	$366,586
2020	435,000
2021	500
2022	92,000
2023	98,500
Thereafter	—
Total	$992,586
On January 18, 2017, we refinanced three mortgage loans with existing outstanding balances totaling approximately $333.7 million and final maturity dates in April 2017. The new mortgage loan totaled $365.0 million, was interest only with a floating rate of LIBOR + 2.58% and had a stated maturity of February 2019 with five one-year extension options, subject to the satisfaction of certain conditions. On November 1, 2017, we completed the sale of the Plano Marriott Legacy Town Center for $104.0 million in cash. We repaid approximately $87.4 million on the mortgage loan that was previously secured in part by the hotel property. The mortgage loan was secured by four hotel properties: Seattle Marriott Waterfront, Tampa Renaissance, San Francisco Courtyard Downtown and Philadelphia Courtyard Downtown.
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
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2018, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2018, 2017 and 2016, we entered into interest rate derivatives as summarized in the table below (in thousands):

	Year Ended December 31,
Interest rate caps	2018	2017	2016
Notional amount (in thousands)	$727,000	$844,200	$224,500
Strike rate low end of range	2.43%	3.00%	5.43%
Strike rate high end of range	7.80%	11.61%	5.78%
Effective date range	February 2018 - December 2018	January 2017 - December 2017	March 2016 - December 2016
Termination date range	March 2019 - June 2020	March 2018 - September 2019	March 2017 - December 2017
Total cost of interest rate caps (in thousands)	$362	$375	$13

Interest rate floors
Notional amount (in thousands)	$4,000,000	$3,850,000	$—
Strike rate low end of range	1.38%	1.00%	—%
Strike rate high end of range	2.00%	1.50%	—%
Effective date	July 2018	September 2017 - December 2017	n/a
Termination date range	June 2019 - September 2019	March 2019 - June 2019	n/a
Total cost of interest rate floors (in thousands)	$138	$140	$—
_______________
No instruments were designated as cash flow hedges
Interest rate derivatives consisted of the following (in thousands):

Interest rate caps (1)	December 31, 2018	December 31, 2017
Notional amount (in thousands)	$1,292,500	$887,700
Strike rate minimum	2.43%	2.00%
Strike rate maximum	11.61%	11.61%
Effective date range	January 2017 - December 2018	December 2015 - December 2017
Termination date range	January 2019 - June 2020	January 2018 - September 2019
Aggregate principal balance on corresponding mortgage loans (in thousands)	$805,500	$818,138

Interest rate floors (1) (2)
Notional amount (in thousands)	$10,850,000	$6,850,000
Strike rate low end of range	(0.25)%	(0.25)%
Strike rate high end of range	2.00%	1.50%
Effective date range	July 2015 - July 2018	July 2015 - December 2017
Termination date range	March 2019 - July 2020	March 2019 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of December 31, 2018, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.5 million as of December 31, 2018. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
Options on Futures Contracts—During the year ended December 31, 2016, we purchased an option on Eurodollar futures for a total cost of $124,000 and a maturity date of June 2017. During the years ended December 31, 2018 and 2017, we made no such purchases.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2018, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 2.503% to 2.33% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$76	$—	$73	$149
Interest rate derivatives - caps	—	20	—	—	20
Credit default swaps	—	546	—	57	603
	—	642	—	130	772	(2)
Non-derivative assets:
Investment in Ashford Inc.	$10,114	$—	$—	$—	$10,114
Total	$10,114	$642	$—	$130	$10,886

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2017
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$118	$—	$12	$130
Interest rate derivatives - caps	—	4	—	—	4
Credit default swaps	—	102	—	358	460
	—	224	—	370	594	(2)
Non-derivative assets:
Investment in Ashford Inc.	$18,124	$—	$—	$—	$18,124
Total	$18,124	$224	$—	$370	$18,718
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2018		2017		2016
Assets
Derivative assets:
Interest rate derivatives - floors	$(179)		$(1,113)		$513
Interest rate derivatives - caps	(347)		(371)		(71)
Credit default swaps	444	(1)	(785)	(1)	—
Options on futures contracts	—		(58)		(173)
Total derivative assets	$(82)		$(2,327)		$269

Non-derivative assets:
Investment in Ashford Inc.	$(8,010)		$9,717		$(1,970)
Total	(8,092)		7,390		(1,701)
Total combined
Interest rate derivatives - floors	$(179)		$(1,113)		$513
Interest rate derivatives - caps	(347)		(371)		(71)
Credit default swaps	444		(785)		—
Options on futures contracts	—		213		(17)
Unrealized gain (loss) on derivatives	(82)		(2,056)		425
Realized gain (loss) on options on futures contracts	—	(2)	(271)	(2)	(156)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	(8,010)		9,717		(1,970)
Net	$(8,092)		$7,390		$(1,701)
__________________

(1)
Excludes costs of $253 and $106 associated with credit default swaps for the years ended December 31, 2018 and 2017, respectively, included in “other income (expense)” in our consolidated statements of operations.

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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$10,114	$10,114	$18,124	$18,124
Derivative assets	772	772	594	594
Financial assets not measured at fair value:
Cash and cash equivalents	$182,578	$182,578	$137,522	$137,522
Restricted cash	75,910	75,910	47,820	47,820
Accounts receivable, net	12,739	12,739	14,334	14,334
Insurance receivable	—	—	8,825	8,825
Note receivable	—	—	8,098	8,020 to 8,864
Due from related party, net	—	—	349	349
Due from third-party hotel managers	4,927	4,927	4,589	4,589
Financial liabilities not measured at fair value:
Indebtedness	$992,586	$936,904 to $1,035,526	$826,236	$780,243 to $862,372
Accounts payable and accrued expenses	64,116	64,116	56,803	56,803
Dividends and distributions payable	8,514	8,514	8,146	8,146
Due to Ashford Inc.	4,001	4,001	1,703	1,703
Due to related party, net	224	224	—	—
Due to third-party hotel managers	1,633	1,633	1,709	1,709
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.4% to 104.3% of the carrying value of $992.6 million at December 31, 2018, and approximately 94.4% to 104.4% of the carrying value of $826.2 million at December 31, 2017. This is considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2018, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under property management agreements for our hotel properties existing at December 31, 2018, we pay monthly property management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2019 through December 2065, excluding renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Additionally, we pay, a) project management fees of up to 4% of project costs, b) market service fees including purchasing, design and construction management not to exceed 16.5% of project management budget cumulatively, including project management fees and c) other general fees at current market rates as approved by our independent directors, if required. Prior to August 8, 2018 these fees were paid to Remington Lodging. In connection with Ashford Inc.’s August 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Premier Project Management LLC (“Premier”), a wholly owned subsidiary of Ashford Inc. From and after August 8, 2018, we paid the aforementioned fees to Premier. See notes 21 and 24.
Leases—We lease land under two non-cancelable operating ground leases, which expire in 2067 and 2065, related to our hotel properties in La Jolla, CA and Yountville, CA, respectively. The lease in Yountville, CA contains two 25-year extension options. These leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. For the years ended December 31, 2018, 2017 and 2016, we recognized rent expense of $5.7 million, $5.9 million and $5.7 million, respectively, which included contingent rent of $1.8 million, $2.2 million and $2.0 million, respectively. Rent expense is included in “other” hotel expenses in our consolidated statements of operations. Future minimum rentals due under non-cancelable leases are as follows for each of the years ending December 31, (in thousands):

2019	$3,161
2020	3,156
2021	3,152
2022	3,164
2023	3,177
Thereafter	151,244
Total	$167,054
Capital Commitments—At December 31, 2018, we had capital commitments of $72.4 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
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
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states and cities. Tax years 2014 through 2018 remain subject to potential examination by certain federal and state taxing authorities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The compensation committee of the board of directors of the Company approves the issuance of performance-based LTIP units to certain executive officers from time to time. The award agreements provide for the grant of a target number of performance-based LTIP units that will be settled in common units of Braemar OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period. The target number of performance-based LTIP units may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. As of December 31, 2018, there were approximately 492,000 performance-based LTIP units, representing 200% of the target, outstanding. The performance criteria for the performance-based LTIP units are based on market conditions under the relevant literature, and the performance-based LTIP units were granted to non-employees. During the years ended December 31, 2018 and 2017, approximately 312,000 and 389,000 performance-based LTIP units were cancelled due to the market condition criteria not being met, respectively. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of December 31, 2018, we have issued a total of 1.2 million LTIP units (including performance-based LTIP units), net of cancellations, all of which, other than approximately 155,000 LTIP units and 281,000 performance-based LTIP units issued from March 2015 to August 2018 had reached full economic parity with, and are convertible into, common units.
The following table presents compensation expense for performance LTIP units and LTIP units (in thousands):

		Year Ended December 31,
Type	Line Item	2018	2017		2016
Performance LTIP units	Advisory services fee	$785	$(1,630)	(1)	$975
LTIP units	Advisory services fee	976	405		1,429
LTIP units - independent directors	Corporate, general and administrative	61	64		44
Total		$1,822	$(1,161)		$2,448
____________________________________

(1)	The credit to compensation expense is a result of lower fair values as compared to prior periods.
The unamortized cost of the unvested performance-based LTIP units of $1.6 million at December 31, 2018 will be expensed over a period of 2.0 years with a weighted average period of 1.4 years.
The unamortized cost of the unvested LTIP units of $1.9 million at December 31, 2018, will be amortized over a period of 2.2 years with a weighted average period of 1.8 years.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Year Ended December 31,
Line Item	2018	2017	2016
Common units converted to stock	—	194	137
Fair value of units converted	$—	$1,761	$1,925
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	December 31, 2018	December 31, 2017
Redeemable noncontrolling interests in Braemar OP	$44,885	$46,627
Adjustments to redeemable noncontrolling interests (1)	$23	$—
Ownership percentage of operating partnership	11.22%	11.43%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Units outstanding at beginning of year	4,790	4,943	4,375
LTIP units issued	144	149	4
Performance-based LTIP units issued	211	281	701
Units redeemed for shares of common stock	—	(194)	(137)
Performance-based LTIP units cancelled	(312)	(389)	—
Units outstanding at end of year	4,833	4,790	4,943
Units convertible/redeemable at end of year	4,045	4,028	4,083
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$751	$(2,038)	$(1,899)
Aggregate distributions to holders of common units, LTIP units and performance LTIP units	2,854	2,791	2,331
15. Equity
Equity Offering—On March 1, 2017, we commenced an underwritten public offering of approximately 5.8 million shares of common stock at $12.15 per share for gross proceeds of $69.9 million. The offering closed on March 7, 2017. The net proceeds from the sale of the shares after underwriting discounts and offering expense were approximately $66.4 million.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends—The following table summarizes the dividends declared during the period (in thousands):

	Year Ended December 31,
	2018	2017	2016
Common stock	$20,695	$20,623	$12,287
Preferred stock:
Series D cumulative preferred stock	376	—	—
Total dividends declared	$21,071	$20,623	$12,287
8.25% Series D Cumulative Preferred Stock—On November 13, 2018, we issued 1.6 million shares of 8.25% Series D cumulative preferred stock. The net proceeds from the offering after discounts and offering expenses were approximately $37.9 million. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). The first dividend on the Series D cumulative preferred stock sold in this offering was paid on January 15, 2019 in the amount of $0.2349 per share. In general, Series D cumulative preferred stock holders have no voting rights.
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
No shares were repurchased during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, we repurchased 2.9 million shares of our common stock for approximately $39.0 million shares of our common stock for approximately $8.1 million, respectively. As of December 31, 2018, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
At-the-Market Equity Distribution Program— On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million. As of December 31, 2018, no shares of our common stock have been sold under this program.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.4) million and $(4.8) million at December 31, 2018 and 2017, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the (income) loss allocated to noncontrolling interests in consolidated entities (in thousands):

	Year Ended December 31,
	2018	2017	2016
(Income) loss from consolidated entities attributable to noncontrolling interests	$(2,016)	$(3,264)	$(3,105)
16. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, as amended, we are authorized to grant 3.3 million restricted stock units or performance stock units of our common stock as incentive stock awards. At December 31, 2018, 1.2 million shares were available for future issuance under the 2013 Equity Incentive Plan.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to employees of Ashford LLC, included in “advisory services fee,” on our consolidated statements of operations, employees of Remington Lodging, included in “management fees” on our consolidated statements of operations and common stock issued to our independent directors, which immediately vests, and is included in “corporate general and administrative” expense on our consolidated statements of operations.
At December 31, 2018, the unamortized cost of the unvested shares of restricted stock was $3.9 million, which is expected to be recognized over a period of 2.8 years with a weighted average period of 2.2 years and have vesting dates between March 2019 and November 2021.
The following table summarizes the stock-based compensation expense for restricted stock units (in thousands):

	Year Ended December 31,
Line Item	2018	2017	2016
Advisory services fee	$2,277	$916	$597
Management fees	219	92	71
Corporate general and administrative	243	201	227
	$2,739	$1,209	$895
For the year ended December 31, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2018		2017		2016
	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant	Restricted Shares	Weighted Average Price at Grant
Outstanding at beginning of year	420	$11.87	360	$12.90	140	$16.01
Restricted shares granted	257	9.90	198	10.78	309	12.34
Restricted shares vested	(229)	11.54	(131)	13.05	(84)	15.98
Restricted shares canceled	(7)	10.50	(7)	11.81	(5)	13.82
Outstanding at end of year	441	$10.91	420	$11.87	360	$12.90
Performance Stock Units— The compensation committee of the board of directors of the Company approves the issuance of grants of PSUs to certain executive officers from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, generally three years from the issuance date. The target number of PSUs may be adjusted from 0% to 200% based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Upon the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
The following table summarizes the compensation expense for PSUs (in thousands):

	Year Ended December 31,
Line Item	2018	2017	2016
Advisory services fee	$2,443	$(1,375)	$813
During the year ended December 31, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
As of December 31, 2018, we had unamortized compensation expense of $2.0 million related to PSUs which is expected to be recognized over a period of 2.0 years with a weighted average period of 1.7 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2018		2017		2016
	PSUs	Weighted Average Price at Grant	PSUs	Weighted Average Price at Grant	PSUs	Weighted Average Price at Grant
Outstanding at beginning of year	381	$11.97	417	$14.80	155	$18.40
PSUs granted	197	13.43	119	10.42	262	12.67
PSUs canceled	(262)	12.67	(155)	18.40	—	—
Outstanding at end of year	316	$12.29	381	$11.97	417	$14.80
17. 5.50% Series B Cumulative Convertible Preferred Stock
Each share of our 5.50% Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) is convertible at any time, at the option of the holder, into a number of whole shares of common stock at an initial conversion price of $18.90 (which represents an initial conversion rate of 1.3228 shares of our common stock, subject to certain adjustments). The Series B Convertible Preferred Stock is also subject to conversion upon certain events constituting a change of control. Holders of the Series B Convertible Preferred Stock have no voting rights, subject to certain exceptions.
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
Additionally, the Series B Convertible Preferred Stock contains cash redemption features that consist of: 1) an optional redemption in which on or after June 11, 2020, the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends; 2) a special optional redemption, in which on or prior to the occurrence of a Change of Control (as defined), the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share plus a make-whole premium equal to the present value, computed using a discount rate of 5.5% per annum compounded quarterly, of all

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

dividend payments on the Series B Convertible Preferred Stock for all remaining dividend periods (excluding any accumulated dividend amount) from the date of such exercise up to but excluding June 11, 2019; and 3) a REIT Termination Event and Listing Event Redemption, in which at any time (i) a REIT Termination Event (defined below) occurs or (ii) the Company’s common stock fails to be listed on the NYSE, NYSE American, or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor thereto (each a “National Exchange”), the holder of Series B Cumulative Preferred Stock shall have the right to require the Company to redeem any or all shares of Series B Cumulative Preferred Stock at 103% of the liquidation preference $25.00 per share, plus any accumulated, accrued, and unpaid dividends) in cash.
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
At December 31, 2018, we had 5.0 million outstanding shares of Series B Convertible Preferred Stock that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity. The Series B Convertible Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2018	2017	2016
Series B Convertible Preferred Stock	$6,829	$6,795	$3,860
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
At December 31, 2018, eleven of our hotel properties were leased to TRS lessees TRS and the Ritz-Carlton, St. Thomas hotel was owned by our USVI TRS. The TRS entities recognized net book income before income taxes of $16.4 million, $27,000 and $5.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax (expense) benefit at federal statutory income tax rate of 21% in 2018 and 35% in 2017 and 2016	$(3,452)	$10	$(1,928)
State income tax (expense) benefit, net of federal income tax benefit	(248)	(100)	(172)
Revaluation of deferred tax assets and liabilities related to the 2017 Tax Act(1)	—	(10,974)	—
State and local income tax (expense) benefit on pass-through entity subsidiaries	(64)	(87)	(62)
Gross receipts and margin taxes	(100)	(143)	(98)
Benefit of USVI Economic Development Commission credit	950	181	619
Other	(311)	89	58
Valuation allowance	793	11,546	9
Total income tax (expense) benefit	$(2,432)	$522	$(1,574)
________
(1) Partially offset within change in valuation allowance.
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(2,536)	$1,354	$(231)
State	(703)	(217)	(269)
Foreign	—	—	15
Total current income tax (expense) benefit	(3,239)	1,137	(485)
Deferred:
Federal	(80)	(461)	(1,049)
State	887	(154)	(40)
Total deferred income tax (expense) benefit	807	(615)	(1,089)
Total income tax (expense) benefit	$(2,432)	$522	$(1,574)
For the years ended December 31, 2018, 2017 and 2016, income tax expense included interest and penalties paid to taxing authorities of $18, $7 and $0, respectively. At December 31, 2018 and 2017, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2018 and 2017, our net deferred tax asset, included in “other assets,” and net deferred tax liability, included in “accounts payable and accrued expenses,” respectively, on our consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Tax intangibles basis greater than book basis	$828	$957
Allowance for doubtful accounts	25	20
Unearned income	225	54
Unfavorable management contract liability	—	—
Federal and state net operating losses	13,526	13,911
Other	101	28
Accrued expenses	511	336
Tax property basis greater than book basis	1,320	1,381
Prepaid expenses	(2,360)	(2,379)
Net deferred tax asset	14,176	14,308
Valuation allowance	(14,483)	(15,422)
Net deferred tax asset (liability)	$(307)	$(1,114)
At December 31, 2018 and 2017, we recorded a valuation allowance of $14.5 million and $15.4 million, respectively, to partially reserve the deferred tax assets of our TRSs. Primarily as a result of the limitation imposed by the Internal Revenue Code on the utilization of net operating losses of acquired subsidiaries and the history of losses of our USVI TRS, we believe it is more likely than not that $14.5 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2018, the TRSs had net operating loss carryforwards for federal income tax purposes of $54.0 million that are available to offset future taxable income, if any. $52.1 million of net operating loss carryforwards is attributable to acquired subsidiaries and is subject to substantial limitation on its use. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of year	$15,422	$26,968	$27,022
Additions	—	104	31
Deductions	(939)	(11,650)	(85)
Balance at end of year	$14,483	$15,422	$26,968
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2028, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $40,000, $20,000 and $126,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The benefit of the tax holiday on net income (loss) per share was approximately, $0.00, $0.00 and $0.01 for the years ended December 31, 2018, 2017 and 2016, respectively.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, in December of 2017, we recorded a one-time tax benefit of approximately $216,000, due to a revaluation of our net

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

deferred tax liabilities resulting from the decrease in the corporate federal income tax rate from 35% to 21%. Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. As of December 31, 2018, we have finalized our accounting for Tax Reform and concluded that no material adjustments were required.
19. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) attributable to common stockholders—Basic and diluted:
Net income (loss) attributable to the Company	$1,320	$23,022	$19,316
Less: Dividends on preferred stocks	(7,205)	(6,795)	(3,860)
Less: Dividends on common stock	(20,495)	(20,179)	(12,170)
Less: Dividends on unvested performance stock units	114	(138)	(122)
Less: Dividends on unvested restricted shares	(314)	(267)	(77)
Less: Net (income) loss allocated to unvested performance stock units	—	—	(27)
Less: Net (income) loss allocated to unvested restricted shares	—	—	(38)
Undistributed net income (loss) allocated to common stockholders	(26,580)	(4,357)	3,022
Add back: Dividends on common stock	20,495	20,179	12,170
Distributed and undistributed net income (loss)—basic	$(6,085)	$15,822	$15,192
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	2,038	1,899
Distributed and undistributed net income (loss)—diluted	$(6,085)	$17,860	$17,091

Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	31,944	30,473	26,648
Effect of assumed conversion of operating partnership units	—	4,233	4,470
Advisory services incentive fee shares	—	—	77
Weighted average common shares outstanding—diluted	31,944	34,706	31,195

Income (loss) per share—basic:
Net income (loss) allocated to common stockholders per share	$(0.19)	$0.52	$0.57
Income (loss) per share—diluted:
Net income (loss) allocated to common stockholders per share	$(0.19)	$0.51	$0.55

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$314	$267	$115
Income (loss) allocated to unvested performance stock units	(114)	138	149
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(751)	—	—
Dividends on preferred stock - Series B	6,829	6,795	3,860
Total	$6,278	$7,200	$4,124
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	55	77	87
Effect of unvested performance stock units	48	—	55
Effect of assumed conversion of operating partnership units	4,159	—	—
Effect of assumed conversion of preferred stock - Series B	6,569	6,064	3,662
Total	10,831	6,141	3,804
20. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refer to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2018 and 2017, all of our hotel properties were in the U.S. and its territories.
21. Related Party Transactions
Remington Lodging
As of December 31, 2018, we have a master property management agreement and a property management exclusivity agreement with Remington Lodging, a related party, which is wholly owned by, Monty Bennett, our Chairman of our board of directors and his father, Archie Bennett, Ashford Trust’s Chairman Emeritus. Prior to August 8, 2018, we paid Remington Lodging a) monthly property management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met, b) project management fees of up to 4% of project costs, c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees, and d) other general and administrative expense reimbursements, approved by our independent directors, including accounting services. This related party allocates such charges to us based on various methodologies, including headcount and actual amounts incurred.
On August 8, 2018, Remington Lodging sold its project management business, including construction management, interior design, architectural oversight, and the purchasing, freight management, and supervision of installation of FF&E, and related services to Ashford Inc., which wholly owns our advisor. Monty Bennett is the chief executive officer and chairman of the board of Ashford Inc.
As a result, from and after August 8, 2018 we paid Remington Lodging monthly property management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2018, Remington Lodging managed three of our twelve hotel properties and we incurred the following fees related to the management agreements with the related party (in thousands):

	Year Ended December 31,
	2018	2017	2016
Property management fees, including incentive property management fees	$1,762	$1,748	$1,503
Market service and project management fees	3,328	3,972	2,453
Corporate general and administrative expenses	333	286	136
Total	$5,423	$6,006	$4,092
We also have a mutual exclusivity agreement with Remington Lodging, pursuant to which (i) we have agreed to engage Remington Lodging to provide management services with respect to any hotel we acquire or invest in, to the extent we have the right and/or control the right to direct the management of such hotel and (ii) Remington Lodging has agreed to grant us a right of first refusal to purchase any opportunity to develop or construct a hotel that it identifies that meets our initial investment guidelines. We are not, however, obligated to engage Remington Lodging if our independent directors either (i) unanimously vote to hire a different manager or developer or (ii) by a majority vote elect not to engage Remington because either special circumstances exist such that it would be in our best interest not to engage Remington, or, based on Remington’s prior performance, it is believed that another manager could perform the management or other duties materially better.
Certain employees of Remington Lodging, who perform work on behalf of Braemar, were granted approximately 21,000, 22,000 and 22,000 shares of restricted stock under the Braemar Stock Plan in 2018, 2017 and 2016, respectively. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our consolidated statements of operations. Expense of $219,000, $92,000 and $71,000 was recognized for the years ended December 31, 2018, 2017 and 2016, respectively. The unamortized compensation expense of these grants was $305,000 as of December 31, 2018, which will be recognized over a period of 2.2 years.
Ashford Inc.
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our Chairman Mr. Monty Bennett, also serves as Chairman of the board of directors and Chief Executive Officer of Ashford Inc. As of December 31, 2018, Messrs. Archie Bennett, Jr. and Monty Bennett beneficially own approximately 313,014 shares of Ashford Inc.’s common stock, which represented an approximate 13.1% ownership in Ashford Inc. and 7,800,000 shares of Ashford Inc.’s Series B Cumulative Preferred Stock, which is exercisable (at an exercise price of $140 per share) into an additional approximately 1,392,857 shares of Ashford Inc. common stock, which if exercised as of December 31, 2018, would have increased Mr. Bennett and Mr. Bennett, Jr.’s ownership interest in Ashford Inc. to 45.1%.
Under our advisory agreement during 2018, 2017 and 2016 we paid advisory fees to Ashford LLC. We were required to pay Ashford LLC a monthly base fee that is 1/12th the sum of (i) 0.70% of our total market capitalization for the prior month plus the Key Money Asset Management Fee (as defined in our advisory agreement), subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization included the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt). We were also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeded the average annual total stockholder return for our peer group we would pay Ashford LLC an incentive fee over the following three years, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement, which related to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also recorded equity-based compensation expense for equity grants of common stock and LTIP units awarded to our officers and employees of Ashford LLC in connection with providing advisory services.
On January 15, 2019, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. The “key money investments” previously contemplated by our advisory agreement was replaced in this agreement. See note 24.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2018	2017	2016
Advisory services fee
Base advisory fee	$9,424	$8,800	$8,343
Reimbursable expenses (1)	2,072	2,017	2,798
Equity-based compensation (2)	6,481	(1,683)	3,814
Incentive fee	2,035	—	—
Total	$20,012	$9,134	$14,955
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Pursuant to the Company's property management agreements with each property management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Braemar, Ashford Trust, their property managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.'s risk management department manages the casualty insurance program. At the beginning of each year, Ashford Inc.'s risk management department collects funds from Braemar, Ashford Trust and their respective property management companies, to fund the casualty insurance program as needed, on an allocated basis.
In connection with Ashford Inc.’s August 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Premier Project Management LLC (“Premier”), a wholly owned subsidiary of Ashford Inc. From and after August 8, 2018, we paid Premier (a) project management fees of up to 4% of project costs and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision not to exceed 16.5% of project budget cumulatively, including project management fees. See note 24.
In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we entered into the Mutual Exclusivity Agreement dated as of August 8, 2018 with Braemar OP and Premier, pursuant to which Premier gave us a first right of refusal to purchase any lodging-related investments identified by Premier and any of its affiliates that met our initial investment criteria, and we agreed to engage Premier to provide project management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters.
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, have a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts recorded by us for those services and the applicable classification on our financial statements (in thousands):

		Year Ended December 31, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
Ashford LLC	Insurance claims services	$137	$—	$—	$—	$137
Lismore Capital	Mortgage placement services	999	—	(999)	—	—
OpenKey	Mobile key app	33	12	—	21	—
Pure Wellness	Hypoallergenic premium rooms	265	228	—	37	—
Premier	Project management services	3,958	3,958	—	—	—
RED Leisure	Watersports activities and travel/transportation services	720	—	—	720	—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

		Year Ended December 31, 2017
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
Lismore Capital	Mortgage placement services	$224	$—	$(224)	$—	$—
OpenKey	Mobile key app	10	—	—	10	—
Pure Wellness	Hypoallergenic premium rooms	45	45	—	—	—
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	December 31, 2018	December 31, 2017
Ashford LLC	Advisory services	$2,264	$1,654
Ashford LLC	Insurance claims services	37	—
OpenKey	Mobile key app	13	4
Pure Wellness	Hypoallergenic premium rooms	30	45
Premier	Project management services	1,657	—
		$4,001	$1,703
In connection with the acquisition of the Bardessono Hotel in 2015 and Ashford Inc.’s engagement to provide hotel advisory services to us, Ashford Inc. agreed to provide $2.0 million of key money consideration in the form of FF&E to be used by Braemar. This arrangement is accounted for as a lease in accordance with the applicable accounting guidance. As such, a portion of the base advisory fee is allocated to lease expense equal to the estimated fair value of the lease payments that would have been made. Lease expense of $335,000, $335,000 and $335,000 was recognized for the years ended December 31, 2018, 2017 and 2016, respectively and was included in “other” hotel expense in the consolidated statements of operations.
22. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2018, two of our hotel properties generated revenues in excess of 10% of total hotel revenue amounting to 24% of total hotel revenue.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and amounts due or payable under our derivative contracts. Our counterparties to our derivative contracts are investment grade financial institutions.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Total revenue	$102,489	$121,118	$108,846	$98,945	$431,398
Total operating expenses	88,201	99,702	97,623	95,785	381,311
Gain (loss) on sale of hotel properties	—	15,711	—	27	15,738
Operating income (loss)	14,288	37,127	11,223	3,187	65,825
Net income (loss)	4,270	12,854	(626)	(13,913)	2,585
Net income (loss) attributable to the Company	4,020	11,530	(1,869)	(12,361)	1,320
Net income (loss) attributable to common stockholders	2,313	9,822	(3,576)	(14,444)	(5,885)
Diluted income (loss) attributable to common stockholders per share	$0.07	$0.29	$(0.12)	$(0.44)	$(0.19)	(1)
Weighted average diluted common shares	31,683	38,588	32,023	32,058	31,944
2017
Total revenue	$97,296	$116,092	$108,119	$92,556	$414,063
Total operating expenses	90,046	103,685	98,533	82,957	375,221
Gain (loss) on sale of hotel properties	—	—	—	23,797	23,797
Operating income (loss)	7,250	12,407	9,586	33,396	62,639
Net income (loss)	(289)	386	(217)	28,444	28,324
Net income (loss) attributable to the Company	(13)	(885)	(1,000)	24,920	23,022
Net income (loss) attributable to common stockholders	(1,686)	(2,592)	(2,707)	23,212	16,227
Diluted income (loss) attributable to common stockholders per share	$(0.07)	$(0.09)	$(0.09)	$0.65	$0.51	(1)
Weighted average diluted common shares	27,267	31,469	31,483	38,178	34,706
_________________
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2018 and 2017 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.
24. Subsequent Events
On January 15, 2019, the Company acquired a 100% interest in the 170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $103.3 million, a 3.4-acre undeveloped land parcel for $8.4 million, and capital reserves of $8.3 million. The Company also completed the financing of a $54 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The mortgage loan is interest-only, bears interest at a rate of LIBOR + 2.10%, and has a five-year term. We are currently evaluating the hotel property acquisition to determine whether the transaction is a business combination or asset acquisition.
In conjunction with the transaction, the Company entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. The Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
The ERFP Agreement generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by Braemar OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

$100 million by mutual agreement). Each funding will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two-year period following the date of such acquisition, in exchange for FF&E for use at the acquired property or any other property owned by Braemar OP.
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar is entitled to receive $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free.
Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement revised the formula for calculating the base fee. The total monthly base fee is in an amount equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the 5th business day of each month.
The minimum base fee for Braemar for each month will be equal to the greater of:

(i)	90% of the base fee paid for the same month in the prior year; and

(ii)	1/12th of the G&A Ratio (as defined) multiplied by the total market capitalization of Braemar.
The Company and Premier agreed to amend and restate the master project management agreement, effective January 1, 2019, to, among other things, fix the following fees which were previously subject to periodic review and adjustment:
•architecture - 6.5% of total construction costs;
•construction management - 10.0% of total construction costs (for projects without a general contractor);

•
interior design - 6.0% of the amount selected (including the cost of any and all items selected by Premier or which are specified in the general contractor’s scope of work but excluding any associated charges for labor, freight and tax); and

•
FF&E purchasing - 8.0% of the purchased amount (which includes the selected items, freight and tax) unless the total purchased amount for a single hotel property in a single year is greater than $2.0 million, in which case the fee is reduced to 6.0% of the purchased amount in excess of $2 million.

On January 22, 2019, the Company refinanced its existing mortgage loan of approximately $187 million with a final maturity date in November 2021 with a new $195 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five-year term. The mortgage loan is secured by the same two hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These two hotels are held in a joint venture in which we have a 75% equity interest.
On February 6, 2019, we invested an additional $156,000 in OpenKey, which investment was approved by the independent members of our board of directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2018, our internal control over financial reporting is effective.
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
PART IV
Item 15. Financial Statement Schedules and Exhibits
(a), (c) Financial Statements and Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 111 through 155 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 159 through page 160 hereof.
Schedule III – Real Estate and Accumulated Depreciation
The following financial statements are included pursuant to Rule 3-09 of Regulation S-X:
The consolidated financial statement of Ashford Inc. as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, included in Ashford Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36400), are filed as Exhibit 99.1 hereto and incorporated by reference herein.
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
Item 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2019.

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 8, 2019
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2019
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 8, 2019
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2019
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 8, 2019
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	March 8, 2019
Curtis B. McWilliams

/s/ MATTHEW D. RINALDI	Director	March 8, 2019
Matthew D. Rinaldi

/s/ KENNETH H. FEARN, JR.	Director	March 8, 2019
Kenneth H. Fearn, Jr.

/s/ ABTEEN VAZIRI	Director	March 8, 2019
Abteen Vaziri

SCHEDULE III
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hilton	Washington D.C.	$121,677	$45,721	$106,245	$—	$37,286	$45,721	$143,531	$189,252	$50,260	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	65,409	—	114,614	—	18,441	—	133,055	133,055	48,883	—	04/2007	(1),(2),(3)
Marriott	Seattle, WA	134,700	31,888	112,176	—	6,450	31,888	118,626	150,514	37,071	—	04/2007	(1),(2),(3)
Courtyard by Marriott	Philadelphia, PA	84,600	9,814	94,029	—	23,805	9,814	117,834	127,648	38,001	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	116,300	22,653	72,731	—	39,963	22,653	112,694	135,347	31,927	—	04/2007	(1),(2),(3)
Chicago Sofitel Magnificent Mile	Chicago, IL	99,400	12,631	140,369	—	11,943	12,631	152,312	164,943	21,187	—	02/2014	(1),(2),(3)
Pier House Resort	Key West, FL	70,000	59,731	33,011	—	1,709	59,731	34,720	94,451	6,433	—	03/2014	(1),(2),(3)
Bardessono (4)	Yountville, CA	40,000	—	64,184	—	3,036	—	67,220	67,220	8,795	—	07/2015	(1),(2),(3)
Hotel Yountville	Yountville, CA	51,000	47,849	48,567	—	717	47,849	49,284	97,133	4,344	—	05/2017	(1),(2),(3)
Park Hyatt Beaver Creek	Beaver Creek, CO	67,500	89,117	56,383	—	4,010	89,117	60,393	149,510	5,993	—	03/2017	(1),(2),(3)
Ritz-Carlton	Sarasota, FL	100,000	83,630	99,782	—	2,126	83,630	101,908	185,538	6,499	—	04/2018	(1),(2),(3)
Ritz-Carlton	St. Thomas, USVI	42,000	25,533	38,467	—	4,195	25,533	42,662	68,195	3,512	—	12/2015	(1),(2),(3)
Total		$992,586	$428,567	$980,558	$—	$153,681	$428,567	$1,134,239	$1,562,806	$262,905
__________________

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 7.5 years.

(3)	Estimated useful life for furniture and fixtures is 1.5 to 5 years.

(4)	Amount includes transfer of FF&E to Ashford Inc. in return for key money consideration.

	Year Ended December 31,
	2018	2017	2016
Investment in real estate:
Beginning balance	$1,403,110	$1,258,412	$1,315,621
Additions	267,224	287,871	24,280
Write-offs	(22,134)	(6,935)	(11,977)
Impairment	(5,885)	(25,391)	—
Sales/disposals	(79,509)	(110,847)	(69,512)
Ending balance	$1,562,806	$1,403,110	$1,258,412
Accumulated depreciation:
Beginning balance	257,268	243,880	224,142
Depreciation expense	56,884	52,135	45,716
Impairment	(3,570)	—	—
Write-offs	(22,134)	(6,935)	(11,977)
Sales/disposals	(25,543)	(31,812)	(14,001)
Ending balance	$262,905	$257,268	$243,880
Investment in real estate, net	$1,299,901	$1,145,842	$1,014,532

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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
3.1.1
Amendment Number One to the Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017) (File No. 001-35972)

3.1.2
Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018) (File No. 001-35972)

3.2	Fourth Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2018) (File No. 001-35972)
3.3	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.4	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.5
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.7
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.8
Articles Supplementary Establishing Additional Shares of the Series B Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on March 3, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

3.9
Articles Supplementary for the Series D Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2018) (File No. 001-35972)

4.1
Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013) (File No. 001-35972)

4.2
Preemptive Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc. and certain investors in the Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 15, 2015) (File No. 001-35972)

4.3
Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and certain holders of the Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.4
Preemptive Rights Agreement, dated as of December 4, 2015, by and among the Company and the Series B Investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

10.1
Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated March 7, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

10.1.1
Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hotels & Resorts Limited Partnership, dated November 20, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2018) (File No. 001-35972)

Exhibit Number	Exhibit Description
10.2
Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018, among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 23, 2018) (File No. 001-35972)

10.2.1
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 18, 2019) (File No. 001-35972)

10.3
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.4
Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2013) (File No. 001-35972)

10.5†	Ashford Hospitality Prime, Inc. Advisor Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-11 filed on December 19, 2013) (File No. 001-35972)
10.6
Option Agreement Pier House Resort & Spa by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.7
Amended and Restated Braemar Mutual Exclusivity Agreement, dated August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc., Remington Lodging & Hospitality, LLC, as consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.7.1
Braemar Mutual Exclusivity Agreement, dated August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.8
Amended and Restated Braemar Hotel Master Management Agreement, dated August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.8.1
Braemar Master Project Management Agreement, dated August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.9
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.10
Registration Rights Agreement between Ashford Hospitality Prime, Inc., for the benefit of the holders of common partnership units in Ashford Hospitality Prime Limited Partnership named therein, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.11
Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.13a to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013) (File No. 001-35972)

10.12
Licensing Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Prime, Inc. and Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.13
Loan Agreement, dated as of March 9, 2015, among Ashford Pier House LP, Ashford TRS Pier House LLC, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.14
Recourse Liability Agreement, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

Exhibit Number	Exhibit Description
10.15
Environmental Indemnity, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.16
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Prime, Inc. and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-35972)

10.17
Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2016) (File No. 001-35972)

10.18†
Second Amended and Restated 2013 Equity Incentive Plan of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2016) (File No. 001-35972)

10.18.1†
Amendment Number One to the Second Amended and Restated 2013 Equity Incentive Plan of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2017 (File No. 001-35972)

10.19†	Amended and Restated Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.43 to the Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35972)
10.20†	Amended and Restated Form of Performance LTIP Unit Award Agreement (filed as Exhibit 10.44 to the Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35972)
10.21†
Restricted Stock Award Agreement, dated as of November 2, 2016, by and between Ashford Hospitality Prime, Inc. and Richard J. Stockton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.22†
Employment Agreement, dated as of November 2, 2016, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Richard J. Stockton (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.23
Amended and Restated Credit Agreement, dated as of November 10, 2016, by and among Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2016) (File No. 001-35972)

10.24
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2017) (File No. 001-35972)

10.25
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

10.25.1
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

10.25.2
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

10.26
Sale and Purchase Agreement, dated March 9, 2017, by and between, WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company, and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.26.1
First Amendment To Sale and Purchase Agreement, dated March 13, 2017, by and between WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company, and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.2.1 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.27	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 7, 2017 (File No. 001-35972)
16.1	Letter of Ernst & Young LLP dated October 1, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on October 1, 2015)

Exhibit Number	Exhibit Description
16.2	Letter of Ernst & Young LLP dated November 13, 2015 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on November 13, 2015)
21.1*	List of Subsidiaries of Braemar Hotels & Resorts Inc.
21.2*	List of Special Purpose Entities of Braemar Hotels & Resorts Inc.
23.1*	Consent of BDO USA, LLP
23.2*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

99.1**
Ashford Inc. consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 (incorporated by reference herein from Ashford Inc.’s 2018 Annual Report on Form 10-K filed on March 8, 2019, Commission File Number: 001-36400) (**)

_________________________
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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv)Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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