Form 10-K/A
period 2018-12-31
Braemar Hotels & Resorts Inc.
filed 2019-04-30
CIK 1574085

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

As of April 29, 2019, the registrant had 32,883,068 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 8, 2019, Braemar Hotels & Resorts Inc. (formerly known as Ashford Hospitality Prime, Inc.) (the “Company” or “Braemar”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”).  This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year.  We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing this information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K.  The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.  Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part I, Item 9B has also been amended and restated to reflect Ashford Inc.’s entry into an amended and restated employment agreement with Richard J. Stockton, our President and Chief Executive Officer.

Except as described above, this Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events.  This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

Capitalized terms used in this Amendment and not defined herein have the meanings ascribed to those terms in the Original Form 10-K.  References to the “Board” or the “Board of Directors” refer to the Board of Directors of Braemar.

PART II

ITEM 9B.                                       OTHER INFORMATION.

On April 30, 2019, our advisor, Ashford Inc., entered into an Amended and Restated Employment Agreement with Richard J. Stockton, our President and Chief Executive Officer.  For further information, please see the discussion below under “—Potential Payments Upon Termination of Employment or Change of Control,” included in Item 11 of this Annual Report on Form 10-K/A.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table identifies and sets forth certain information regarding our Directors and Executive Officers (as defined in Rule 3b-7 under the Exchange Act):

Name	Age	Position(s)
Richard J. Stockton	48	President and Chief Executive Officer
Robert G. Haiman	50	Executive Vice President, General Counsel and Secretary
Deric S. Eubanks	43	Chief Financial Officer and Treasurer
Mark L. Nunneley	61	Chief Accounting Officer
Jeremy J. Welter	42	Chief Operating Officer
J. Robison Hays, III	41	Chief Strategy Officer
Monty J. Bennett	53	Chairman of the Board of Directors
Stefani D. Carter	41	Independent Director, Nominating and Corporate Governance Committee Chair
Kenneth H. Fearn	53	Independent Director, Related Party Transactions Committee Chair
Abteen Vaziri	40	Independent Director
Curtis B. McWilliams	63	Independent Director, Lead Director, Audit Committee Chair
Matthew D. Rinaldi	44	Independent Director, Compensation Committee Chair

Richard J. Stockton.  Mr. Stockton has served as our Chief Executive Officer since November 2016 and as President since April 2017.  Prior to joining our Company, Mr. Stockton served as Global Chief Operating Officer for Real Estate at CarVal Investors, a subsidiary of Cargill Inc. with approximately $1 billion in real estate investments in the United States, Canada, United Kingdom and France, beginning in August 2015.  He spent over 15 years at Morgan Stanley in real estate investment banking where he rose from Associate to Managing Director and regional group head.  At Morgan Stanley, he was head of EMEA Real Estate Banking in London, executing business across Europe, the Middle East and Africa.  He was also appointed co-head of the Asia Pacific Real Estate Banking Group, where he was responsible for a team across Hong Kong, Singapore, Sydney and Mumbai.  He left Morgan Stanley in 2013 to become President & CEO-Americas for OUE Limited, a publicly listed Singaporean property company with over $5 billion in assets from February 2013 to March 2015.  Mr. Stockton is a frequent speaker and panelist at industry conferences and events.  He is a dual citizen of the United States and the United Kingdom.

Mr. Stockton received a Master’s of Business Administration degree in Finance and Real Estate from The Wharton School, University of Pennsylvania, and a Bachelor of Science degree from Cornell University, School of Hotel Administration.

Robert G. Haiman.  Mr. Haiman is our Executive Vice President, General Counsel and Secretary, and he serves in the same roles for Ashford Trust and Ashford Inc.  Prior to joining us in 2018, Mr. Haiman spent 14 years at Remington Lodging, where he oversaw a variety of legal and business initiatives for one of the largest third party hotel management companies in the country.  Most recently, Mr. Haiman served as Remington Lodging’s Chief Legal Officer, overseeing all legal matters related to Remington Lodging’s property and project management businesses.  Previously, he led the initiative to develop “The Gallery,” Remington Lodging’s collection of independent luxury hotels.  Mr. Haiman has been a frequent speaker at various lodging conferences, and he was a founding member of the board of directors of the National Association of Condo Hotel Owners.

From 1996 through 2004, Mr. Haiman was a real estate attorney in the Dallas office of Gibson, Dunn & Crutcher LLP, where he represented owners, lenders and developers in connection with the acquisition, development, financing and sale of commercial, residential and light industrial projects.

Mr. Haiman holds a B.A. degree from Amherst College and a J.D. from Duke University School of Law, where he was a member of the Duke Law Journal and the Moot Court Board.

Deric S. Eubanks.  Mr. Eubanks has served as our Chief Financial Officer and Treasurer since June 2014.  He has served in that capacity for each of Ashford Inc. and Ashford Trust since June 2014.  Previously, Mr. Eubanks had served as our Senior Vice President of Finance since November 2013, a position he had also held at Ashford Trust since September 2011.  Prior to his role as Senior Vice President of Finance at Ashford Trust, Mr. Eubanks was Vice President of Investments and was responsible for sourcing and underwriting hotel investments including direct equity investments, joint venture equity, preferred equity, mezzanine loans, first mortgages, B-notes, construction loans and other debt securities for Ashford Trust.  Mr. Eubanks has been with Ashford Trust since its initial public offering in August 2003.  Mr. Eubanks has written several articles for industry publications and is a frequent speaker at industry conferences and industry round tables.  Before joining Ashford Trust, Mr. Eubanks was a Manager of Financial Analysis for ClubCorp, where he assisted in underwriting and analyzing investment opportunities in the golf and resort industries.

Mr. Eubanks earned a Bachelor of Business Administration degree from the Cox School of Business at Southern Methodist University and is a CFA charter holder.  He is a member of the CFA Institute and the CFA Society of Dallas-Fort Worth.

Mark L. Nunneley.  Mr. Nunneley has served as our Chief Accounting Officer since April 2013.  Mr. Nunneley has also served as Chief Accounting Officer of Ashford Inc. since November 2014 and Ashford Trust since May 2003.  From 1992 until 2003, Mr. Nunneley served as Chief Financial Officer of Remington Hotel Corporation.  He previously served as a tax consultant at Arthur Andersen & Company and as a tax manager at Deloitte & Touche.  During his career, he has been responsible for the preparation, consultation and review of federal and state income tax, franchise and sales and use tax returns for hundreds of partnerships, corporations and individuals.  Mr. Nunneley is also responsible for the ad valorem tax function which includes successfully appealing and receiving refunds in the millions of dollars.  Mr. Nunneley is a CPA in the State of Texas and is a member of the American Institute of Certified Public Accountants, Texas Society of CPAs and Dallas Chapter of CPAs.

Mr. Nunneley earned his Bachelor of Science in Business Administration from Pepperdine University in 1979 and his Master of Science in Accounting from the University of Houston in 1981.

Jeremy J. Welter.  Mr. Welter has served as our Chief Operating Officer since March 2018 and has also served in that capacity for Ashford Trust since March 2018.  He has also served as Co-President and Chief Operating Officer for Ashford Inc. since March 2018.  He served as our Executive Vice President, Asset Management from April 2013 to March 2018, and served in that capacity for Ashford Inc. from November 2014 to March 2018, and for Ashford Trust from March 2011 to March 2018.  From August 2005 until December 2010, Mr. Welter was employed by Remington Hotels, LP in various capacities, most recently serving as its Chief Financial Officer.  From July 2000 through July 2005, Mr. Welter was an investment banker at Stephens, where he worked on mergers and acquisitions, public and private equity and debt capital raises, company valuations, fairness opinions and recapitalizations.  Before working at Stephens, Mr. Welter was part of Bank of America’s Global Corporate Investment Banking group.  Mr. Welter oversees the asset management, capital management and acquisition underwriting functions for Ashford Trust and Braemar as well as the operations of Ashford Inc., including both its asset management advisory business and its hospitality products and services business.  Mr. Welter is responsible for the growth of Ashford Inc.’s products and services line of business through strategic acquisitions and investments in businesses that are engaged in providing hospitality products and services and developing and overseeing their operations and growth.  He has led the acquisition or investment in OpenKey, J&S Audio Visual, BAV Services, Lismore Capital, Kalibri Labs, PURE Rooms and RED Hospitality and Leisure.  Mr. Welter is a current member of Marriott’s Owner Advisor Council and serves as a board member for the American Hotel and Lodging Association.  Mr. Welter is a frequent speaker and panelist for various lodging investment and development conferences, including the NYU Lodging Conference.  Mr. Welter is a dual citizen of the United States and Luxembourg.

Mr. Welter earned his Bachelor of Science in Economics from Oklahoma State University, where he served as student body president and graduated summa cum laude.

J. Robison Hays, III.  Mr. Hays has served as our Chief Strategy Officer since May 2015.  Previously, he served as Senior Vice President of Corporate Finance and Strategy for us, Ashford Inc. and Ashford Trust until May 2015.  Mr. Hays has also served as Co-President of Ashford Inc. since March 2018 and as the Chief Strategy Officer for Ashford Inc. since November 2014, where he is a member of the board of directors.  Mr. Hays has also served as the Chief Strategy Officer for Ashford Trust and Braemar since May 2015.  Mr. Hays has been with Ashford Trust since April 2005.  Mr. Hays is responsible for the formation and execution of our strategic initiatives, working closely with our Chief Executive Officer.  He also oversees all financial analysis as it relates to our corporate model, including acquisitions, divestitures, refinancings, hedging, capital market transactions and major capital outlays.

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

Mr. Hays has been a frequent speaker at various lodging, real estate and alternative investment conferences globally.  He earned his A.B. degree in Politics with a certificate in Political Economy from Princeton University and later studied philosophy at the Pontifical University of the Holy Cross in Rome, Italy.

Monty J. Bennett.  Mr. Monty J. Bennett has served as Chairman of our Board of Directors since April 2013, and also served as Chief Executive Officer of the Company from April 2013 to November 2016.  He has served as the Chief Executive Officer and Chairman of the board of directors of Ashford Inc. since November 2014.  Mr. Bennett has also served on Ashford Trust’s board of directors since May 2003 and served as its Chief Executive Officer from that time until February 2017.  Effective in January 2013, Mr. Bennett was appointed as the Chairman of the board of directors of Ashford Trust.  Prior to January 2009, Mr. Bennett served as Ashford Trust’s President.  Mr. Bennett currently serves as the chair of Ashford Trust’s acquisitions committee.  Mr. Bennett also serves as Chief Executive Officer of Remington Holdings, L.P.  Mr. Bennett joined Remington Hotel Corporation in 1992 and has served in several key positions, such as President, Executive Vice President, Director of Information Systems, General Manager and Operations Director.

Mr. Bennett holds a Master’s degree in Business Administration from the S.C. Johnson Graduate School of Management at Cornell University and a Bachelor of Science degree with distinction from the Cornell School of Hotel Administration.  He is a life member of the Cornell Hotel Society.  He has over 25 years of experience in the hotel industry and has experience in virtually all aspects of the hospitality industry, including hotel ownership, finance, operations, development, asset management and project management.  He is a member of the American Hotel & Lodging Association’s Industry Real Estate Finance Advisory Council (IREFAC), and is on the Advisory Editorial board for GlobalHotelNetwork.com.  He is also a member of the CEO Leadership Council for Fix the Debt, a non-partisan group dedicated to reducing the nation’s federal debt level and on the advisory board of Texans for Education Reform.  Formerly, Mr. Bennett was a member of Marriott’s Owner Advisory Council and Hilton’s Embassy Suites Franchise Advisory Council.

Mr. Bennett is a frequent speaker and panelist for various hotel development and industry conferences, including the NYU Lodging Conference and the Americas Lodging Investment Summit conferences.  Mr. Bennett received the Top-Performing CEO Award from HVS for 2011.  This award is presented each year to the Chief Executive Officer in the hospitality industry who offers the best value to stockholders based on HVS’ pay-for-performance model.  The model compares financial results relative to Chief Executive Officer compensation, as well as stock appreciation, company growth and increases in EBITDA.

Experience, Qualifications, Attributes and Skills:  Mr. Bennett’s extensive industry experience as well as the strong and consistent leadership qualities he has displayed in his role as Chairman, his prior role as the Chief Executive Officer of the Company and his experience with, and knowledge of, the Company and its operations gained in those roles and in his role as Chairman and Chief Executive Officer of Ashford Inc., his prior role as Chief Executive Officer and his current role as the Chairman of Ashford Trust, are vital qualifications and skills that make him uniquely qualified to serve as a director of the Company and as the Chairman of the Board.

Stefani D. Carter.  Ms. Carter has served as a member of the Board of Directors since November 2013.  She currently serves as chair of our Nominating and Corporate Governance Committee and as a member of our Compensation Committee and our Related Party Transactions Committee.  Ms. Carter has been a practicing attorney since 2005, specializing in civil litigation, contractual disputes and providing general counsel and advice to small businesses and individuals.  Ms. Carter serves as Senior Counsel at the law firm of Estes Thorne & Carr PLLC, a position she has held since November 2017.  From 2011 to November 2017, Ms. Carter served as a principal at the law firm of Stefani Carter & Associates, LLC.  In addition, Ms. Carter served as an elected representative of Texas House District 102 in the Texas House of Representatives (the “Texas House”) between 2011 and 2015, serving as a member on several Texas House committees, including the Committee on Appropriations, the Energy Resources Committee, and the Select Committee on Criminal Procedure Reform during that period.  Ms. Carter also served as a member and Vice-Chair of the Texas House Committee on Criminal Jurisprudence during that period.  From 2008 to 2011, Ms. Carter was employed as an associate attorney at the law firm of Sayles Werbner, PC and from 2007 to 2008 was a prosecutor in the Collin County District Attorney’s Office.  Prior to joining the Collin County District Attorney’s Office, Ms. Carter was an associate attorney at Vinson & Elkins LLP from 2005 to 2007.  Ms. Carter has a Juris Doctor from Harvard Law School, a Master’s in Public Policy from Harvard University’s John F. Kennedy School of Government and a Bachelor of Arts in Government and a Bachelor of Journalism in News/Public Affairs from the University of Texas at Austin.

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

Mr. Fearn has served on the Marriott International Owner Advisory Board since 2006 and is an Entrepreneur in Residence at the Leland C. and Mary M. Pillsbury Institute for Hospitality Entrepreneurship at Cornell University.  He also previously served as Chairman of the Board of Commissioners of the Community Redevelopment Agency of the City of Los Angeles as well as the board of directors of the Los Angeles Area Chamber of Commerce, where he was a member of the Executive Committee and the Finance Committee from 2005 to 2014.

Experience, Qualifications, Attributes and Skills:  Mr. Fearn brings over 21 years of real estate and hospitality experience to the Board of Directors.  During his career at Maritz, Wolff & Co. and Integrated Capital, he was involved in the acquisition of approximately $2 billion in hospitality assets and secured in excess of $2.5 billion in debt financing for hospitality asset acquisitions.  His extensive contacts in the hospitality and commercial real estate lending industries will be beneficial in his service on the Board of Directors.

Curtis B. McWilliams.  Mr. McWilliams has served as a member of the Board of Directors since November 2013 and currently serves as our Lead Director and as chair of our Audit Committee.  He also serves as the Non-Executive Chairman and director of Ardmore Shipping Corporation (NYSE: ASC) and as a director of RW Holdings NNN REIT, Inc., a publicly registered, non-listed REIT.  Mr. McWilliams retired from his position as President and Chief Executive Officer of CNL Real Estate Advisors, Inc. in 2010 after serving in such role since 2007.  CNL Real Estate Advisors, Inc. provides advisory services relating to commercial real estate acquisitions and asset management and structures strategic relationships with U.S. and international real estate owners and operators for investments in commercial properties across a wide variety of sectors.  From 1997 to 2007, Mr. McWilliams also served as the

President and Chief Executive Officer, as well as serving as a director from 2005 to 2007, of Trustreet Properties, Inc., which under his leadership became the then-largest publicly-traded restaurant REIT with over $3.0 billion in assets.  Mr. McWilliams has approximately 13 years of experience with REITs and, during his career at CNL Real Estate Advisors, Inc., helped launch and then served as the President of two REIT joint ventures between CNL and Macquarie Capital and the external advisor for both such REITs.  Mr. McWilliams previously served on the board of directors and as the Audit Committee Chairman of CNL Bank, a state bank in Florida, from 1999 to 2004.  Mr. McWilliams also has approximately 13 years of investment banking experience at Merrill Lynch & Co., where he started as an associate and later served for several years as a Managing Director.  Mr. McWilliams has a Master’s in Business Administration with a Concentration in Finance from the University of Chicago Graduate School of Business and a Bachelor of Science in Engineering in Chemical Engineering from Princeton University.

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

Matthew D. Rinaldi.  Mr. Rinaldi has served as a member of the Board of Directors since November 2013 and currently serves as chair of our Compensation Committee and as a member of our Related Party Transactions Committee.  Mr. Rinaldi is a licensed attorney whose practice has focused on representing businesses in a broad range of complex commercial litigation and appellate matters, including securities class action lawsuits, director and officer liability, real estate, antitrust, insurance and intellectual property litigation.  Mr. Rinaldi is the General Counsel of Qantas Healthcare Management, LLC and its affiliated medical facilities, a position he has held since June 2017.  Mr. Rinaldi also served as an elected representative of Texas House District 115 in the Texas House from 2014 to 2019.  Previously, Mr. Rinaldi served as Senior Counsel with the law firm of Dykema from July 2014 through June 2017.  Mr. Rinaldi practiced law as a solo practitioner from November 2013 to July 2014 and served as counsel with the law firm of Miller, Egan, Molter & Nelson, LLP from 2009 to November 2013.  Prior to joining Miller, Egan, Molter & Nelson, LLP, Mr. Rinaldi was an associate attorney at the law firm of K&L Gates LLP from 2006 to 2009 and an associate attorney at the law firm of Gibson, Dunn and Crutcher, LLP from 2001 to 2006, where he defended corporate officers and accounting firms in securities class action lawsuits and assisted with SEC compliance issues.  Mr. Rinaldi has extensive experience in federal, state and appellate courts and has represented and counseled a broad spectrum of clients, including Fortune 500 companies, “Big Four” accounting firms and insurance companies, as well as small businesses and individuals.  Mr. Rinaldi has a Juris Doctor, cum laude, from Boston University and a Bachelor of Business Administration in Economics, cum laude, from James Madison University.

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

Abteen Vaziri.  Mr. Vaziri has served as a member of the Board of Directors since October 2017.  He currently serves as a member of our Audit Committee and our Nominating and Corporate Governance Committee.  Mr. Vaziri has worked in all aspects of evaluating hotel assets, from evaluating investments in the hospitality, gaming, and lodging industries to analyzing the development of hotels, the evaluation of hotel F&B operations and analyzing and executing traditional and EB-5 hotel financings.  Mr. Vaziri currently serves as a Managing Director at Brevet Capital Management, a position he has held since June 2018.  Mr. Vaziri currently co-manages the real estate fund within the Brevet umbrella with around $280 million in real estate assets.  Mr. Vaziri procures, structures, and helps underwrite real estate assets in the portfolio.  Mr. Vaziri also leads several efforts at the fund which include the EB-5 financing business, mezzanine and bridge lending of new construction loans, historical tax credit bridging, the infrastructure initiative, and exploring the launch of an opportunity zone fund within the Brevet umbrella.  Mr. Vaziri served as a director at Greystone & Co, an institutional real estate lender, where Mr. Vaziri helped build Greystone’s EB-5 real estate financing platform from the ground up.  Mr. Vaziri earned a Bachelor of Science in Computer Science at the University of Texas at Dallas and a Masters of Business Administration in Finance from the Cox School of Business at Southern Methodist University.  Mr. Vaziri also obtained a Juris Doctor degree from Fordham University School of Law with a concentration in Finance and Business Law.

Experience, Qualifications, Attributes and Skills:  Mr. Vaziri brings his familiarity with the hotel industry, his real estate experience, and his experience as a director of an institutional real estate lender to the Board.  He also has significant experience in strategic planning, accounting, finance and risk management.

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

Attendance at Annual Meeting of Stockholders

In keeping with our corporate governance principles, directors are expected to attend the annual meeting of stockholders in person.  All persons who were directors at the time of our 2018 annual meeting of stockholders attended our annual meeting in person.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us and the written representations of our directors, officers (as defined in Rule 16a-1 under the Exchange Act, “Section 16 Officers”) and beneficial owners of more than ten percent of outstanding common stock of the Company that no other reports were required, and during the year ended December 31, 2018, all of our directors, Section 16 Officers and beneficial owners of more than ten percent of our common stock were in compliance with the Section 16(a) filing requirements; except that one report, covering one transaction, was filed late by Mr. Richard Stockton.

Code of Business Conduct and Ethics

The Board is committed to corporate governance practices that promote the long-term interest of our stockholders.  The Board regularly reviews developments in corporate governance and updates the Company’s corporate governance framework, including its corporate governance policies and guidelines, as it deems necessary and appropriate.  Our policies and practices reflect corporate governance initiatives that comply with the listing requirements of the NYSE and the corporate governance requirements of the Sarbanes-Oxley Act of 2002.  We maintain a corporate governance section on our website, which includes key information about our corporate governance initiatives, including our Corporate Governance Guidelines, charters for the committees of the Board of Directors, our Code of Business Conduct and Ethics and our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.  The corporate governance section can be found in the “INVESTOR” section of our website at www.bhrreit.com by clicking on the link “Corporate Governance.”

Our Code of Business Conduct and Ethics applies to each of our directors and officers (including our chief executive officer, chief financial officer, chief accounting officer, chief operating officer, chief strategy officer, executive vice president, general counsel and secretary (or their respective successors)) and employees.  The term “officers and employees” includes individuals who:  (i) are employed directly by us, if any (we do not currently employ any employees); or (ii) are employed by Ashford Inc. or its subsidiaries, including Ashford LLC, our advisor, and:  (a) have been named one of our officers by our Board; or (b) have been designated as subject to the code of business conduct and ethics by the legal department of our advisor.

•                  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

•                  full, fair, accurate, timely and understandable disclosure in our reports filed with the SEC and our other public communications;

•                  compliance with applicable governmental laws, rules and regulations;

•                  prompt internal reporting of violations of the code to appropriate persons identified in the code;

•                  protection of Company assets, including corporate opportunities and confidential information; and

•                  accountability for compliance to the code.

Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors may be made only by the Board of Directors or one of the board committees and will be promptly disclosed if and to the extent required by law or stock exchange regulations.

Committees of our Board of Directors

The Company’s Board of Directors has a separately-designated standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act.  The members of the Audit Committee are Curtis B. McWilliams (chair), Kenneth H. Fearn and Abteen Vaziri.  The Board has determined that each of Messrs. Fearn and McWilliams qualifies as an “Audit Committee financial expert,” as defined by the applicable rules and regulations of the SEC under the Exchange Act and is independent from the Company at all pertinent times in accordance with the rules of the NYSE and the applicable rules and regulations of the SEC under the Exchange Act.  The Audit Committee met a total of 5 times in 2018.

ITEM 11.                                         EXECUTIVE COMPENSATION.

We are externally advised by Ashford Inc. pursuant to an advisory agreement.  Ashford Inc., through its operating company Ashford LLC (collectively, our “advisor”) is responsible for implementing our investment strategies and managing our operations.  Our advisor manages the day-to-day operations of our Company and our affiliates in exchange for an advisory fee, the terms of which are described under “Our Relationship and Agreements with Ashford Inc.” As a consequence of this management arrangement and although the Company has executive officers, it does not have any employees.  Each of the Company’s executive officers is, however, an employee of our advisor and is compensated by our advisor in his capacity as such.  During all of 2017 and 2018, the cash compensation received by our executive officers was paid to those persons by Ashford Inc. in their capacity as employees of our advisor.  However, our executive officers (as well as other employees of our advisor and Remington) continue to be eligible to receive equity awards under our 2013 Equity Incentive Plan and we grant equity compensation to our executive officers under our 2013 Equity Incentive Plan as described below.  We do not, however, provide any other compensation or employee benefit plans for our executive officers.

Pursuant to our advisory agreement, we pay Ashford Inc. an advisory fee.  In turn, Ashford Inc. uses a portion of the proceeds of such advisory fee to pay the cash compensation it pays its personnel.  We do not specifically reimburse Ashford Inc. for any executive officer compensation or benefits costs.  The following is a summary of the advisory fees we paid to Ashford Inc. in 2018 and the total 2018 compensation paid to our named executive officers:

•                  Under the terms of our advisory agreement, we incurred a total advisory fee of approximately $20.0 million to Ashford Inc., comprising a base fee of approximately $9.4 million, approximately $2.1 million for reimbursable expenses, equity-based compensation expense of approximately $6.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc., and an incentive fee of approximately $2.0 million.

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

•                  For 2018, our named executive officers received total cash compensation of approximately $4.9 million from Ashford Inc. The total cash compensation paid by Ashford Inc. to our named executive officers was comprised of $2.0 million in salaries and approximately $2.9 million in cash bonus awards.  In addition,

Ashford Inc. granted options to purchase a total of 105,000 shares of Ashford Inc. common stock on February 27, 2019 with a grant date fair value of approximately $2.8 million to Ashford Inc.’s officers and employees who are also our named executive officers, which grant was made in respect of 2018 performance.

•                  Not all of the cash compensation received by our named executive officers from Ashford Inc. was attributable to services performed by its employees in their capacity as our executive officers.  Based on a review of the proportion that the operations of the Company represents of the total operations managed by Ashford LLC using various measures of size (revenue, assets and total enterprise value), we estimate that approximately 20% of the compensation paid by Ashford Inc. to our named executive officers is attributable to services provided by our named executive officers to us.

•                  The cash bonus awards paid by Ashford Inc. to its employees who are our named executive officers pursuant to Ashford Inc.’s non-equity incentive plan represent variable incentive compensation that was earned for achieving specific performance targets.  The performance metrics for 2018 included total shareholder return (“TSR”) of Ashford Inc. relative to peers, adjusted earnings per share of Ashford Inc., adjusted EBITDA, increased sell-side analyst coverage, number of investor and analyst meetings, increase in assets under management by Ashford Inc. and its affiliates, and investments in or acquisition of new service businesses at Ashford Inc. or its affiliates.

2019 Equity Grant Decisions for 2018 Performance

In February 2019, under the 2013 Equity Incentive Plan, the Compensation Committee determined to grant equity awards to our named executive officers based on consideration of the Company’s and each named executive officer’s individual performance during 2018.  In determining the size of the performance award grant for each executive, the Compensation Committee considered multiple factors including, but not limited to, the Company’s and each named executive officer’s individual performance, competitive award opportunities provided to similarly situated executives, and our named executive officers’ roles and responsibilities with our Company.

For purposes of the below, the discussion of our 2018 performance relates to the equity grants made to our named executive officers in February 2019.  However, the SEC’s rules require disclosure in the tables that follow this Executive Compensation discussion of the equity awards that were granted to our named executive officers in 2018.  For a detailed discussion of our 2017 performance, on which the size of our equity awards granted in 2018 was based, please refer to the “2018 Equity Grant Decisions for 2017 Performance” discussion contained in our 2018 proxy statement, filed with the SEC on May 23, 2018.

One-half of the value of the performance-based equity award is granted in a form that is eligible to vest based on the Company’s three-year relative TSR.  The other half of the potential award is eligible to vest based on continued service in three equal installments on each anniversary of the grant date.  Named executive officers may elect to receive their service-based equity awards in the form of LTIP units of Braemar OP or restricted common stock, and their performance-based equity awards in the form of performance stock units (“PSUs”) or performance LTIP units (“performance LTIPs”), as described in further detail below.

The relevant performance period for the PSUs and performance LTIPs began on January 1, 2019 and ends on December 31, 2021, unless such period is shortened pursuant to the terms of the award agreement.  The actual number of shares of our common stock or common units of Braemar OP to be issued upon vesting of the PSUs or performance LTIPs can range from 0% to 200% of the target number, based on continued service through the vesting date and achievement of a specified relative total stockholder return over the performance period, as set forth in the following chart:

Performance Level	Company’s Percentile Rank	Award Level (% of Target)
Below Threshold	<20th	0%
Threshold	20th	30%
Target	50th	100%
Maximum	85th	200%

The selected peer group used in the performance ranking based on relative stockholder return for the performance period consists of:  Chatham Lodging Trust, Chesapeake Lodging Trust, DiamondRock Hospitality Company, Hersha Hospitality Trust, Hospitality Properties Trust, Host Hotels & Resorts, Inc., Park Hotels and Resorts, Inc., Pebblebrook Hotel Trust, RLJ Lodging Trust, Ryman Hospitality Properties, Inc., Summit Hotel Properties, Inc., Sunstone Hotel Investors, Inc., and Xenia Hotels & Resorts, Inc. This group was the same group referenced for relative TSR purposes with respect to 2017 awards granted in 2018, except that LaSalle Hotel Properties, which was acquired by Pebblebrook Hotel Trust in November 2018, was replaced with Park Hotels and Resorts, Inc.

A summary of the components of the February 2019 equity awards to our named executive officers is as follows:

	Time-Based Shares/LTIPs Awarded		Target Performance-Based Shares/LTIPs Awarded		Total February 2019 Equity Award for 2018 Performance
Richard J. Stockton	64,103	(1)	64,103	(2)	128,206
J. Robison Hays, III	30,048	(3)	30,048	(4)	60,096
Jeremy Welter	30,048	(3)	30,048	(2)	60,096
Deric S. Eubanks	30,048	(1)	30,048	(2)	60,096

(1)         Represents a grant of service-based restricted stock.

(2)         Represents a grant of PSUs.

(3)         Represents a grant of service-based LTIPs, as elected by the executive.

(4)         Represents a grant of performance LTIPs, as elected by the executive.

The LTIP units are a special class of partnership units in Braemar OP called “long-term incentive partnership units.” Grants of LTIP units are designed to offer executives the same long-term incentive as restricted stock, while allowing them more favorable income tax treatment.  Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under our stock incentive plan, reducing availability for other equity awards, because LTIP units are convertible into common units of Braemar OP, which may themselves be converted into shares of our common stock based on a conversion ratio of 1:1.  As a result, an LTIP unit granted may result in an issuance of one share of our common stock.  LTIP units, whether vested or not, receive the same quarterly per unit distributions as common units of our operating partnership, which typically equal per share dividends on our common stock, if any.  This treatment with respect to quarterly distributions is analogous to the treatment of time-vested restricted stock.  The key difference between LTIP units and restricted stock is that at the time of award, LTIP units do not have full economic parity with common units but can achieve such parity over time.  At the time of the award, executives who receive LTIP units make a capital contribution to our operating partnership of $0.05 per LTIP unit.  Upon the occurrence of certain corporate events, which are not performance-related events, the capital accounts of our operating partnership may be adjusted, allowing for the LTIP units to achieve parity with the common units over time.  If such parity is reached, vested LTIP units become convertible into an equal number of common units.  Until and unless such parity is reached, the value that an executive will realize for a given number of vested LTIP units is less than the value of an equal number of shares of our common stock.

Summary Compensation Table

Our named executive officers, who are employees of and compensated by Ashford Inc., did not receive any cash compensation or other compensation or benefits other than certain time-based and performance-based equity awards from us during fiscal year 2018. The following table sets forth information regarding compensation earned by our named executive officers and paid by the Company in fiscal years 2018 and 2017:

Name and Principal Position	Year	Salary(1)	Stock Awards/ LTIPs(2)	Total
Richard J. Stockton	2018	—	$1,729,331	$1,729,331
President and Chief Executive Officer	2017	—	$125,816	$125,816
David A. Brooks(3)	2018	—	$905,849	$905,849
Former Chief Transaction Officer, General Counsel and Secretary	2017	—	$725,912	$725,912
J. Robison Hays, III	2018	—	$729,735	$729,735
Chief Strategy Officer	2017	—	$483,933	$483,933
Jeremy Welter	2018	—	$729,735	$729,735
Chief Operating Officer	2017	—	$483,933	$483,933
Deric S. Eubanks	2018	—	$729,735	$729,735
Chief Financial Officer and Treasurer	2017	—	$483,933	$483,933

(1)         We do not pay salary or bonus compensation to our executive officers, including our named executive officers.  However, we grant our executives and the executives and employees of our advisor and Remington equity awards, if and to the extent determined appropriate by our Compensation Committee.  No allocation of the total compensation paid and benefits provided by Ashford Inc. to its officers and employees who are our named executive officers is made for the time spent by such persons on behalf of any of our Company and Ashford Trust.  As a result, we have not included any amount of the compensation paid and benefits provided to such persons by Ashford Inc. in the foregoing summary compensation table.

(2)         Represents the total grant date fair value of restricted stock awards, LTIP unit awards, PSU awards, and performance LTIP awards made in the fiscal year indicated (with respect to prior year performance), computed in accordance with FASB ASC Topic 718 without regard to the effects of forfeiture.  See Notes 2, 14, and 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (filed with the SEC on March 8, 2019) for a discussion of the assumptions used in the valuation of stock-based awards.  These grants are subject to the service-based and performance-based vesting conditions discussed above under “—2019 Equity Grant Decisions for 2018 Performance.”  With respect to the PSUs and performance LTIPs, the amount reflected in the Summary Compensation Table assumes that the required performance goals will be achieved at target levels.  The following table provides the grant date fair values of the performance LTIPs and the PSUs, issued to the named executive officers in 2018, assuming maximum performance is achieved.  (The grant date fair value of the performance LTIPs and PSUs assuming target performance is one-half of the amount shown in the table below.)

Name	At Maximum
Richard J. Stockton	$1,990,138
David A. Brooks	1,042,463
J. Robison Hays, III	839,375
Jeremy Welter	839,375
Deric S. Eubanks	839,375

(3)         Mr. Brooks, our former Chief Transaction Officer, General Counsel and Secretary, passed away on March 29, 2018.  As described below under “—Outstanding Equity Awards at Fiscal Year End Table,” as a result of his death, all of Mr. Brooks’ outstanding equity awards vested (including the awards granted in 2018).

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth information concerning outstanding equity awards for each of our named executive officers as of December 31, 2018:

Name	Number of Service-Based Equity Awards That Had Not Vested at December 31, 2018		Market Value of Service-Based Equity Awards That Had Not Vested at December 31, 2018(1)	Number of Equity Incentive Plan Awards (PSUs and Performance LTIPs) That Were Unearned or Not Vested at December 31, 2018		Market Value of Equity Incentive Plan Awards (PSUs and Performance LTIPs) That Were Unearned or Not Vested at December 31, 2018(1)
Richard J. Stockton	143,542	(2)	$1,281,830	—		—
	3,921	(3)	$35,015	—		—
	—		—	1,765	(4)	$15,758
	74,093	(7)	$661,650	—		—
	—		—	22,228	(6)	$198,495
David A. Brooks(7)	—		—	—		—
J. Robison Hays, III	15,082	(3)	$134,682	—		—
	—		—	6,787	(4)	$60,610
	31,250	(5)	$279,063	—		—
	—		—	9,375	(6)	$83,719
Jeremy Welter	15,082	(3)	$134,682	—		—
	—		—	6,787	(4)	$60,610
	31,250	(5)	$279,063	—		—
	—		—	9,375	(6)	$83,719
Deric Eubanks	15,082	(3)	$134,682	—		—
	—		—	6,787	(4)	$60,610
	31,250	(5)	$279,063	—		—
	—		—	9,375	(6)	$83,719

(1)         Market value of unvested time-based and performance-based awards is based on the closing share price of our common stock on the NYSE on December 31, 2018 of $8.93.

(2)         These shares of restricted stock were granted on November 2, 2016 with an initial vesting term of five years.  One-fifth of the awards initially granted vested on November 2, 2017; one-fifth vested on November 2, 2018; one-fifth will vest on November 2, 2019; one-fifth will vest on November 2, 2020; and the remaining one-fifth will vest on November 2, 2021.

(3)         These restricted shares or LTIPs were granted on April 27, 2017 with an initial vesting term of three years.  One-third of the awards initially granted vested on April 27, 2018; one-third will vest on April 27, 2019; and the remaining one-third will vest on April 27, 2020.

(4)         These PSU awards or Performance LTIPs were granted on April 27, 2017 and, assuming continued service and achievement of the specified performance-based vesting criteria, the awards will vest on December 31, 2019. Amount reflects the threshold payout level, which is 30% of the target level; however, the actual number of PSUs or Performance LTIPs that will vest could range from 0% to 200% of the target number.

(5)         These restricted shares or LTIPs were granted on March 14, 2018, within an initial vesting term of three years.  One-third of the awards initially granted vested on March 14, 2019; one-third will vest on March 14, 2020; and the remaining one-third will vest on March 14, 2021.

(6)         These PSU awards or Performance LTIPs were granted on March 14, 2018 and, assuming continued service and achievement of the specified performance-based vesting criteria, the awards will vest on December 31, 2020. Amount reflects the threshold payout level, which is 30% of the target level; however, the actual number of PSUs or Performance LTIPs that will vest could range from 0% to 200% of the target number.

(7)         Mr. Brooks, our former Chief Transaction Officer, General Counsel and Secretary, passed away on March 29, 2018, on which date all of his outstanding equity awards immediately vested in accordance with their terms.

Potential Payments Upon Termination of Employment or Change of Control

We are not a party to any employment agreements with our executive officers.  As a result, all payments we would need to make to any named executive officer upon termination of employment or following a change of control are pursuant to awards granted under our equity incentive plan.

Our equity incentive plan provides that equity awards (other than performance awards) generally will fully vest upon:  (i) the death or disability of the named executive officer; (ii) the termination or removal of the named executive officer as an employee or consultant of the Company or an affiliate without “cause” (as defined therein) or by the named executive officer for “good reason” (as defined therein); or (iii) the termination, removal, or resignation of the named executive officer as an employee or consultant of the Company or an affiliate for any reason within one year from the effective date of a change in control of the Company; provided however, for all executive officers other than Mr. Stockton, if a change of control occurs and the executive officer’s employment is terminated by the executive officer without “good reason,” only unvested restricted equity securities awarded prior to September 13, 2017, will become fully vested and the unvested restricted equity securities awarded on or after September 13, 2017, will be forfeited.

The PSUs and performance LTIPs granted to the named executive officers will be eligible for accelerated vesting upon:  (i) the termination or removal of the named executive officer as an employee of the Company by the Company without “cause” (including a termination of the advisory agreement with our advisor) or by the named executive officer for “good reason”; (ii) the death or disability of the named executive officer; (iii) a change of control of the Company; (iv) a change of control of our advisor, if such change in control results in the vesting of the award under the terms of any employment agreement that the named executive officer has with our advisor; and (v) an involuntary termination of employment or the nonrenewal of the employment agreement to the extent such event causes vesting of the award under the employment agreement the named executive officer has with our advisor.  (Our advisor is an affiliate under our equity incentive plan.)  The number of PSUs or performance LTIPs that vests is generally calculated based on performance at the greater of target or actual performance (based on a truncated performance period), except that in the case of clauses (iii) and (iv), the number is based solely on actual performance (based on a truncated performance period).

For the purposes of the plan, the following definitions apply:

“Cause” has, with respect to a named executive officer, the same definition as in any employment agreement that such named executive officer has with the Company, Ashford Inc., or any of their respective affiliates.  In the employment agreements that our named executive officers have with our advisor, “cause” generally means the named executive officer’s:

(i)                                     conviction of, or entry of a plea of guilty or nolo contendere to, a felony (exclusive of a conviction, plea of guilty, or plea of nolo contendere arising under a statutory provision imposing criminal liability on a per se basis due to any offices held by the named executive officer pursuant to the employment agreement, so long as any act or omission of the named executive officer with respect to such matter was not taken or omitted in contravention of any applicable policy or directive of our advisor’s board of directors);

(ii)                                  willful breach of duty of loyalty which is materially detrimental to our advisor or any entity that it advises, which is not cured within 30 days following written notice thereof;

(iii)                               willful failure to perform or adhere to explicitly stated duties or guidelines of employment or to follow the lawful directives of our advisor, which is not cured within 30 days following written notice thereof;

(iv)                              gross negligence or willful misconduct in the performance of duties which is not cured within 30 days following written notice thereof;

(v)                                 willful commission of an act of dishonesty resulting in material economic or financial injury to our advisor or any entity that it advises, or willful commission of fraud; or

(vi)                              chronic absence from work for reasons other than illness which is not cured within 30 days following written notice thereof.

A “change of control” of the Company is deemed to have occurred when:

(i)                                     any person other than (A) the Company or any of its subsidiaries, (B) any employee benefit plan of the Company or any of its subsidiaries, (C) Remington or an affiliate, (D) a Company owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company, or (E) an underwriter temporarily holding securities pursuant to an offering of such securities, becomes the beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the shares of voting stock of the Company then outstanding;

(ii)                                  the consummation of any merger, organization, business combination, or consolidation of the Company or one of its subsidiaries with or into any other company, other than a merger, reorganization, business combination, or consolidation which would result in the holders of the voting securities of the Company outstanding immediately prior thereto holding securities which represent immediately after such merger, reorganization, business combination, or consolidation more than 50% of the combined voting power of the voting securities of the Company or the surviving company or the parent of such surviving company;

(iii)                               the consummation of a sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition if the holders of the voting securities of the Company outstanding immediately prior thereto hold securities immediately thereafter which represent more than 50% of the combined voting power of the voting securities of the acquiror, or parent of the acquiror, of such assets, or the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company; or

(iv)                              individuals who, as of the effective date of the 2013 Equity Incentive Plan, constituted our Board cease for any reason to constitute at least a majority of our Board; provided, however, that any individual becoming a director subsequent to the effective date whose election by our Board was approved by a vote of at least a majority of the directors then comprising the Board is considered as though such individual were a member of the initial Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an election contest with respect to the election or removal of directors or other solicitation of proxies or consents by or on behalf of a person other than our Board.

“Good reason” has, with respect to a named executive officer, the same definition as in any employment agreement that such named executive officer has with the Company, Ashford Inc., or any of their respective affiliates.  In the employment agreements that our named executive officers have with our advisor, “good reason” generally means:

(i)                                     the assignment to the named executive officer of any duties, responsibilities, or reporting requirements inconsistent with his or her position, or any material diminishment of the named executive officer’s duties, responsibilities, or status;

(ii)                                  a reduction by our advisor in the named executive officer’s base salary or target bonus;

(iii)                               the requirement that the principal place of business at which the named executive officer performs his or her duties be changed to a location outside the greater Dallas metropolitan area; or

(iv)                              any material breach by the advisor of the employment agreement.

On April 30, 2019, Ashford Inc. entered into an Amended and Restated Employment Agreement with Mr. Stockton.  The terms of the Amended and Restated Employment Agreement are substantially identical to the employment agreement that was previously in effect between Mr. Stockton and Ashford Inc., except that (i) Mr. Stockton’s base salary and annual target bonus (both payable by Ashford Inc.) were updated to current levels, (ii) conforming changes to the definitions of “cause” and “good reason” were made to align with the definitions applicable to our other named executive officers, as described above, and (iii) the severance payable by Ashford Inc. in connection with certain terminations of Mr. Stockton’s employment was increased.  These changes did not affect the economic terms regarding the acceleration of equity awards granted by the Company upon certain terminations of Mr. Stockton’s employment, as described above.  The foregoing description is qualified in its entirety by reference to the full text of the Amended and Restated Employment Agreement, which is filed with this Annual Report on Form 10-K/A as Exhibit 10.28.

Compensation of Directors

Each of our non-employee directors (other than Mr. Monty J. Bennett) is paid an annual base cash retainer of $55,000, and an additional fee of $2,000 for each Board or committee meeting that he or she attends in person (in a non-committee chairman capacity), $3,000 for each committee meeting that he or she attends as committee chairman, and $500 for each Board or committee meeting that he or she attends (in a non-committee chairman capacity) via teleconference.  Non-employee directors (other than Mr. Monty J. Bennett) serving in the following capacities also receive the additional annual cash retainers set forth below:

Capacity	Additional Annual Retainer ($)
Lead Director	$25,000
Audit Committee Chairman	$25,000
Audit Committee Member (Non-Chairman)	$5,000
Compensation Committee Chairman	$15,000
Nominating and Corporate Governance Committee Chairman	$10,000
Related Party Transactions Committee Chairman	$15,000
Related Party Transactions Committee Member (Non-Chairman)	$10,000

Non-employee directors may also be paid additional cash retainers from time to time for service on special committees.  Officers receive no additional compensation for serving on the Board.  In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on the Board.

In addition, on the date of the first meeting of the Board of Directors following each annual meeting of stockholders at which a non-employee director is initially elected or re-elected to our Board of Directors, each non-employee director (other than Mr. Monty J. Bennett) receives a grant of shares of our common stock or, at the election of each director, long-term incentive partnership units (“LTIP units”) in Braemar Hospitality Operating Partnership (“Braemar OP”), which are issued under our Second Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) and are fully vested immediately.  (Vested LTIP units, upon achieving parity with the common units of Braemar OP, are convertible into common partnership units of Braemar OP at the option of the grantee.  Common partnership units are redeemable for cash or, at our option, convertible into shares of our common stock on a one-for-one basis.)

Beginning in fiscal 2018, we adopted a new policy that sets the size of the share grant in three-year cycles by establishing a grant size in the first year of the cycle as a fixed number of shares to be granted annually.  In 2018, the Board established an annual grant amount for the 2018-2020 cycle of 5,700 shares, worth approximately $60,000 as of the date of determination in 2018.  Therefore, in fiscal 2018, each non-employee director received a grant of 5,700 shares of fully vested common stock (or, in the case of Mr. Vaziri, LTIP units).  This is the same number of shares that will be granted to non-employee directors in 2019 and 2020; in 2021, the annual grant will be “reset” by establishing a new annual grant size that will apply for the 2021-2023 three-year cycle.

Our Chairman, Mr. Monty J. Bennett, instead receives an annual equity grant with a value and vesting schedule that is determined by the Board after review of the Company’s prior fiscal year performance, considering the same factors as the Board takes into account in making annual equity grants to our named executive officers (as further described below under “Executive Compensation—2019 Equity Grant Decisions for 2018 Performance”).  One-half of Mr. Monty J. Bennett’s equity award granted in fiscal 2018 is eligible to vest based on the Company’s three-year relative total shareholder return (as further described below under “Executive Compensation—2019 Equity Grant Decisions for 2018 Performance”) and the other half is eligible to vest based on continued service in three equal installments on each anniversary of the grant date.  Mr. Monty J. Bennett’s annual equity award is not granted in respect of his service on the Board, but instead in recognition of the extraordinary service that he provides to the Company indirectly through his employment with our advisor.  The Board believes that the size of, and vesting schedule applicable to, Mr. Monty J. Bennett’s annual equity grant is appropriate because it reflects the scale of his historical and ongoing contributions to the Company, the depth of his expertise and knowledge of both the Company and our industry generally, and his continuous leadership as a founder of the Company and our advisor.

Each member of our Board must hold an amount of granted common stock having a value in excess of three times his or her annual Board retainer fee (excluding any portion of the retainer fee representing additional compensation for being a committee chairman).  Each director is permitted to sell vested shares received in connection with any awards granted under any of the Company’s equity plans only if, upon doing so, such director will continue to meet his or her required stock ownership level.

The following table summarizes the compensation paid by us to our non-employee directors for their services as a director for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation(2)	Total
Monty J. Bennett	—	—	$1,729,324	$1,729,324
Stefani D. Carter	$97,000	$60,819	—	$157,819
Kenneth H. Fearn	$88,000	$60,819	—	$148,819
Curtis B. McWilliams	$117,000	$60,819	—	$177,819
Matthew D. Rinaldi	$95,000	$60,819	—	$155,819
Abteen Vaziri	$72,000	$60,819	—	$132,819

(1)         Based on the fair market value of the stock awards computed in accordance with FASB ASC Topic 718 on the date of the grant, which was August 14, 2018. See Notes 2, 14, and 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (filed with the SEC on March 8, 2019) for a discussion of the assumptions used in the valuation of stock-based awards.

(2)         As described above, Mr. Monty J. Bennett’s annual equity award is not granted in respect of his service on the Board, but instead in recognition of the extraordinary service that he provides to the Company indirectly through his employment with our advisor, and is therefore disclosed in the “All Other Compensation” column.  Mr. Monty J. Bennett’s award for fiscal 2018 was granted on March 14, 2018, and he elected to receive it in LTIP units.  See Notes 2, 14, and 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (filed with the SEC on March 8, 2019) for a discussion of the assumptions used in the valuation of stock-based awards.  As of December 31, 2018, Mr. Monty J. Bennett held 169,523 service-based LTIP units and 339,045 performance-based LTIP units, assuming that the applicable performance metrics are achieved at the maximum level.

Compensation Committee Interlocks and Insider Participation

During 2018, Ms. Carter and Messrs. Fearn and Rinaldi served on our Compensation Committee.  Each of those persons was or is an independent director throughout the period for which they served or have served on our Compensation Committee during 2018 and thereafter.  None of these directors was, is or has ever been an officer or employee of the Company.  None of our executive officers serves, or during 2018 served, as:  (i) a member of a Compensation Committee (or Board committee performing equivalent functions) of any entity, one of whose executive officers served as a director on our Board or as a member of our Compensation Committee; or (ii) a director of another entity, one of whose executive officers served or serves on our Compensation Committee.  No member of our Compensation Committee has or had in 2018 any relationship with the Company requiring disclosure as a related party transaction under Item 13 of this Annual Report on Form 10-K/A.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 29, 2019 regarding the ownership of our equity securities by:  (i) each person known to us who beneficially owns, directly or indirectly, more than five percent of our outstanding shares of voting stock; (ii) each of our directors and named executive officers (other than our former Chief Transaction Officer, General Counsel and Secretary, who passed away on March 29, 2018); and (iii) all of our directors and executive officers as a group.  In accordance with SEC rules, each listed person’s beneficial ownership includes:  (i) all shares the person owns beneficially, (ii) all shares over which the person has or shares voting or dispositive control; and (iii) all shares the person has the right to acquire within 60 days.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of our voting stock shown to be beneficially owned by such person or entity.  As of April 29, 2019, we had an aggregate of 32,883,068 shares of voting stock outstanding, consisting of 32,883,068 shares of our common stock and no shares of our Series C Preferred Stock.  Except as indicated in the footnotes to the table below, the address of each person listed below is the address of our principal executive office, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Monty J. Bennett	1,974,677	(3)	5.7%
Richard J. Stockton	361,111		1.1%
J. Robison Hays, III	129,006		*
Jeremy J. Welter	194,405		*
Deric S. Eubanks	138,296		*
Stefani D. Carter	18,500		*
Kenneth H. Fearn	12,100		*
Curtis B. McWilliams	27,181		*
Matthew D. Rinaldi	22,500		*
Abteen Vaziri	4,633		*
All directors and executive officers as a group (12 persons)	3,109,471		8.9%

*                 Denotes less than 1.0%

(1)         Ownership includes common units of Braemar OP issued in connection with our spin-off from Ashford Trust in November 2013.  Beginning one year from the issuance date, such common units issued are redeemable by the holder for cash or, at our option, shares of our common stock on a one-for-one basis.  Assumes that all common units of our operating partnership held by such person or group of persons are redeemed for common stock (regardless of when such units are redeemable).  The number includes LTIP units in our operating partnership that have achieved economic parity with the common units as of March 8, 2019 but excludes any LTIP units (including performance LTIPs) issued subsequent to March 8, 2019 or that have not yet achieved economic parity or PSUs, LTIP units or performance LTIPs that have not yet vested.  All LTIP units that have achieved economic parity with the common units are, subject to certain time-based and/or performance-based vesting requirements, convertible into common units, which may be redeemed for either cash or, at our sole discretion, up to one share of our common stock.  Ownership does not include shares of our Series C Preferred Stock, none of which have been issued.  The Company has no immediate plans to issue any Series C Preferred Stock.

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

(3)         Includes 246,954 common units held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Monty J. Bennett.  Mr. Monty J. Bennett disclaims beneficial ownership in excess of his pecuniary interest in such common units.

Security Ownership of Certain Beneficial Owners

In addition to the stockholders listed above, the following stockholders owned more than 5% of our voting stock as of April 29, 2019:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
FMR LLC	3,522,956	(3)	10.7%
The Vanguard Group	3,332,339	(4)	10.1%
BlackRock, Inc.	2,373,342	(5)	7.2%
Al Shams Investments Limited	1,640,000	(6)	5.0%

(1)         Ownership does not include shares of our Series C Preferred Stock, none of which have been issued.  The Company has no immediate plans to issue any Series C Preferred Stock.

(2)         As of April 29, 2019, there were outstanding and entitled to vote 32,883,068 shares of voting stock outstanding, consisting of 32,883,068 shares of our common stock and no shares of our Series C Preferred Stock.

(3)         Based on information provided by FMR LLC in an amendment to its Schedule 13G filed with the SEC on February 13, 2019.  Per such Schedule 13G/A, FMR LLC has sole voting power over 1,623,501 of such shares and sole dispositive power over all of such shares.  The principal business address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(4)         Based on information provided by The Vanguard Group, Inc. in an amendment to its Schedule 13G filed with the SEC on February 11, 2019.  Per such Schedule 13G/A, The Vanguard Group, Inc. has sole voting power over 31,974 of such shares and shared voting power over 4,345 of such shares, has sole dispositive power of 3,301,679 of such shares and shared dispositive power of 30,660 of such shares.  Includes 26,315 shares of common stock held by Vanguard Fiduciary Trust Company and 10,004 shares of common stock held by Vanguard Investments Australia, Ltd.  The principal business address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(5)         Based on information provided by BlackRock, Inc. in an amendment to its Schedule 13G filed with the SEC on February 4, 2019.  Per such Schedule 13G/A, BlackRock, Inc. has sole voting power over 2,284,147 of such shares and sole dispositive power over all such shares.  The principal business address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(6)         Based on information provided by Al Shams Investments Limited in its Schedule 13G filed with the SEC on March 19, 2019.  Per such Schedule 13G, Al Shams Investments Limited has shared voting power over all of such shares and shared dispositive power of all of such shares.  The principal business address of Al Shams Investments Limited is 5B Waterloo Lane, Pembroke HM 08 Bermuda.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

This section of the Annual Report on Form 10-K/A describes certain relationships and related person transactions we have that could give rise to conflicts of interest.  A “related transaction” is any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, since the beginning of our last fiscal year or currently proposed, in which:  (i) our Company was or is to be a participant; (ii) the amount involved exceeds $120,000; and (iii) any related person had or will have a direct or indirect material interest.

A “related person” means:  (i) any director, director nominee or executive officer of the Company; (ii) any person known to the Company to be the beneficial owner of more than 5% of its outstanding voting stock at the time of the transaction; (iii) any immediate family member of either of the foregoing; or (iv) a firm, corporation or other entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has at least a 10% equity interest.

Conflict of Interest Policies

We take conflicts of interest seriously and aim to ensure that transactions involving conflicts or potential conflicts are thoroughly examined and approved only by independent Board members.

Because we could be subject to various conflicts of interest arising from our relationships with our advisor, Ashford Trust, Remington Lodging, their respective affiliates and other parties, to mitigate any potential conflicts of interest, we have adopted a number of policies governing conflicts of interest.  Our bylaws require that, at all times, a majority of our Board of Directors be independent directors, and our Corporate Governance Guidelines require that two-thirds of our Board of Directors be independent directors at all times that we do not have an independent chairman.

Our Corporate Governance Guidelines provide that, in order to mitigate potential conflicts of interest, any waiver, consent, approval, modification, enforcement, or elections which the Company may make pursuant to any agreement between the Company, on the one hand, and any of the following entities, on the other hand, shall be within the exclusive discretion and control of a majority of the independent directors:  (a) Ashford Trust or any of its subsidiaries; (b) Ashford Inc. or any of its subsidiaries; (c) Remington Lodging, any of its subsidiaries, or any other entity controlled by Mr. Monty J. Bennett and/or Mr. Archie Bennett, Jr.; and (d) any other entity advised by Ashford Inc. or its subsidiaries.

Additionally, our Board has adopted our Code of Business Conduct and Ethics, which includes a policy for review of any transactions in which an individual’s private interests may interfere or conflict in any way with the interests of the Company.  Pursuant to the Code of Business Conduct and Ethics, employees must report any actual or potential conflict of interest involving themselves or others to our Executive Vice President, General Counsel and Secretary.  Directors must make such report to our Executive Vice President, General Counsel and Secretary or the Chairman of the Nominating and Corporate Governance Committee.  Officers must make such report to the Chairman of the Nominating and Corporate Governance Committee.

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

Our Relationship and Agreements with Ashford Inc. and its Subsidiaries

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

We currently own approximately 7.9% of the outstanding stock of Ashford Inc.  Our Chairman, Mr. Monty J. Bennett, also serves as Chairman and Chief Executive Officer of Ashford Inc.  As of March 8, 2019, Mr. Monty J. Bennett may be deemed to beneficially own approximately 995,798 shares of Ashford Inc.’s common stock (consisting of common stock, vested options to purchase common stock, and common units in Ashford Inc.’s operating company which are redeemable for cash or, at the option of Ashford Inc., for shares of Ashford Inc.’s common stock on a one-for-one basis, and inclusive of approximately 678,572 shares of Ashford Inc.’s common stock issuable in the aggregate upon conversion of 3,800,000 shares of Ashford Inc.’s Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) beneficially owned by Mr. Monty J. Bennett as of such date, each of which shares of Series B Convertible Preferred Stock is convertible into shares of Ashford Inc. common stock at a conversion ratio equal to the liquidation price of a share of Series B Convertible Preferred Stock (which is $25) divided by $140).  In accordance with SEC rules, Mr. Monty J. Bennett may be deemed to beneficially own approximately 30.7% of Ashford Inc.’s common stock.

As of March 8, 2019, Mr. Monty J. Bennett’s father, Mr. Archie Bennett, Jr., is deemed to beneficially own approximately 806,782 shares of Ashford Inc.’s common stock (consisting of common stock and common units in Ashford Inc.’s operating company redeemable for cash or, at the option of Ashford Inc., into shares of Ashford Inc.’s common stock on a one-for-one basis, inclusive of approximately 714,286 shares of Ashford Inc.’s common stock issuable in the aggregate upon conversion of 4,000,000 shares of Ashford Inc.’s Series B Convertible Preferred Stock beneficially owned by Mr. Archie Bennett, Jr. as of such date).  In accordance with SEC rules, Mr. Archie Bennett, Jr. may be deemed to beneficially own approximately 25.3% of Ashford Inc.’s common stock.

All of our executive officers are executive officers of Ashford Inc. (with the exception of our President and Chief Executive Officer, Mr. Richard J. Stockton, who is not an executive officer of Ashford Inc.), and we have one common director with Ashford Inc., Mr. Monty J. Bennett, Chairman of our Board and Chairman of Ashford Inc.  As of March 8, 2019, our directors and executive officers and their immediate family members (other than Mr. Monty J. Bennett, who is our Chairman, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father, each of whose beneficial ownership in Ashford Inc. is disclosed above) collectively may be deemed to beneficially own 158,102 shares of Ashford Inc.’s common stock.  In accordance with SEC rules, our directors and executive officers and their immediate family members (other than Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) may be deemed to beneficially own approximately 6.4% of Ashford Inc.’s common stock.

The fees due to Ashford Inc. and its subsidiaries pursuant to the agreements described below are paid by us to Ashford Inc. or its subsidiaries, and Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., our directors and executive officers and their immediate family members will benefit, as stockholders of Ashford Inc., from the payment by us of such fees to Ashford Inc. or its subsidiaries.

Our Board of Directors has the authority to make annual equity awards to Ashford Inc. or directly to its employees, officers, consultants and non-employee directors, based on our achievement of certain financial and other hurdles established by our Board of Directors.  For the year ended December 31, 2018, we awarded equity grants of our common stock, LTIP units, performance stock units, and performance LTIPs to Ashford Inc.’s executive officers valued at approximately $7.0 million and equity grants of our common stock or LTIP units to Ashford Inc.’s non-executive employees valued at approximately $489,000.  In February 2019, we awarded equity grants of our common stock, LTIP units, performance stock units, and performance LTIPs to Ashford Inc.’s executive officers valued at approximately $8.3 million and equity grants of our common stock or LTIP units to Ashford Inc.’s non-executive employees valued at approximately $666,000.

Advisory Agreement

Our advisory agreement with Ashford Inc. has an initial ten-year term, which expires on January 24, 2027.  The advisory agreement is automatically renewed for successive ten-year terms after its expiration unless terminated either by us or Ashford Inc.  Ashford Inc. is entitled to receive from us, on a monthly basis, an annual base fee, in an amount equal to 1/12th of (i) 0.70% or less of our total market capitalization plus (ii) a net asset fee adjustment (as described below), subject to a minimum monthly fee.  The net asset fee adjustment is an amount equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any hotel assets purchased pursuant to the enhanced return funding program described below) sold or disposed of after the date of the Enhanced Return Funding Program Agreement, commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of hotel assets purchased pursuant to the enhanced return funding program described below and then sold or disposed of by us after the date of the Enhanced Return Funding Program Agreement, commencing with and including the first such sale) and 1.07%.  As a result of these provisions, in the event that we dispose of hotel properties in the future, we will continue to pay advisory fees to Ashford Inc. in respect of hotel properties that we have sold.  Ashford Inc. may also be entitled to receive an incentive fee from us based on our performance, as measured by our total annual stockholder return compared to a defined peer group.  For the year ended December 31, 2018, we paid to Ashford Inc. a base fee of $9.4 million.  In January 2018, we paid Ashford Inc. a one-third installment (approximately $1.3 million) of the incentive fee incurred (approximately $3.8 million) with respect to its services in 2015.

In addition, Ashford Inc. is entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by Ashford Inc. or its affiliates on our behalf or in connection with the services provided by Ashford Inc. pursuant to the advisory agreement, which includes our pro rata share of Ashford Inc.’s office overhead and administrative expenses incurred in providing its duties under the advisory agreement.  For the year ended December 31, 2018, we reimbursed Ashford Inc. for expenses paid or incurred on our behalf totaling approximately $2.1 million.

If either Ashford Inc. or Ashford LLC is requested to perform services outside the scope of the advisory agreement, we are obligated to separately pay for such additional services.  Ashford Inc. and Ashford LLC are also entitled to receive a termination fee from us under certain circumstances upon the termination of the advisory agreement, and upon certain events that result in a change of control of us, to escrow funds that belong to us to secure our obligation to pay the termination fee.  In the event the termination fee is payable under our advisory agreement, we will be required to pay Ashford Inc. or its subsidiaries a termination fee equal to the greater of:

•                                          (i) 12 multiplied by (ii) the sum of (A) our net earnings for the 12-month period ending on the last day of the fiscal quarter preceding the termination date of our advisory agreement (“LTM Period”) and (B) to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement;

•                                          (i) the quotient of (A) our advisor’s total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) Ashford Inc.’s Adjusted EBITDA for the LTM Period, multiplied by (ii) net earnings for the LTM Period plus, to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement; and

•                                          the simple average, for the three years preceding the fiscal year in which the termination fee is due, of (i) the quotient of (A) our advisor’s total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) Ashford Inc.’s Adjusted EBITDA for the LTM Period multiplied by (ii) net earnings for the LTM Period plus, to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement.

Additionally, pursuant to our charter, we are required to nominate persons designated by Ashford LLC as candidates for election as directors at any stockholders meeting at which directors are to be elected, such that Ashford LLC’s designees constitute as nearly as possible 29% of our Board of Directors, in all cases rounding to the next larger whole number, for so long as the advisory agreement is in effect.

Enhanced Return Funding Program Agreement

On January 15, 2019, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with our advisor.  The independent members of our Board and the independent directors of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the Enhanced Return Funding Program Agreement on our behalf and Ashford Inc.’s behalf, respectively.  Under the Enhanced Return Funding Program Agreement, Ashford Inc. agreed to provide $50 million to us in connection with our acquisition of hotels recommended by Ashford Inc., with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties.  Ashford Inc. is obligated to provide us 10% of the acquired hotel’s purchase price in exchange for FF&E, which is subsequently leased to us rent-free.  In connection with our acquisition of the Ritz-Carlton, Lake Tahoe in January 2019, and subject to the terms of the Enhanced Return Funding Program Agreement, Ashford Inc. is obligated to provide us with approximately $10.3 million in exchange for FF&E at our properties.

Project Management Agreement

In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s indirect subsidiary, Premier, pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services.  From and after August 8, 2018, pursuant to the project management agreement, we paid Premier:  (a) project management fees of up to 4% of project costs; and (b) market service fees at current market rates with respect to construction management, interior design, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing, and FF&E installation and supervision.  The amount of project management and market service fees we paid to Premier from August 8, 2018 to December 31, 2018 was approximately $3.5 million.  In January 2019, we and Premier agreed that payment for the following services, which were previously paid at current market rates, would be set as follows:  (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year).

Project Management Mutual Exclusivity Agreement

Also, in connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we and our operating partnership entered into a mutual exclusivity agreement with Premier, pursuant to which we have agreed to hire Premier or its affiliates for the development and construction, capital improvement, refurbishment, and/or project management or other services in connection with any acquisition or investment by us in a hotel, unless our independent directors either:  (i) unanimously vote not to engage Premier; or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Premier because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Premier or that another manager or developer could perform the duties materially better.  Pursuant to the mutual exclusivity agreement, we have a first right of refusal to purchase lodging investments identified by Premier and any of its affiliates that meet our investment criteria.

Advisor Interest in Certain Entities

The table below sets forth the entities in which Ashford Inc. had an interest as of December 31, 2018 with which we or our hotel properties contracted for products and services, the approximate amounts paid or retained by us for those services, Ashford Inc.’s interests in such entities (excluding the impact of the 0.2% minority interest in Ashford Hospitality Holdings LLC, a subsidiary of Ashford Inc., not held by Ashford Inc.), and the number of board seats Ashford Inc. has on such companies’ boards, such board seats being filled by directors or officers of us and/or Ashford Inc.

Company	Product or Service	Amounts Paid by/(Retained by) us for Product or Service in 2018	Ashford Inc. Interest	Ashford Inc. Board Seats/Board Seats Available
OpenKey(1)	Mobile key app	$33,000	45.6%	1/3
Pure Wellness(2)	Hypoallergenic premium rooms	$265,000	70.0%	2/3
Lismore Capital(3)	Mortgage placement services	$999,000	100.0%	N/A
RED Leisure	Watersports activities and travel/transportation services	$720,000	80.0%	2/3
Ashford LLC	Insurance claims services	$137,000	100.0%	N/A
Premier(4)	Project management services	$3,958,000	100.0%	N/A

(1)         As of December 31, 2018, Ashford Trust held a 16.3% noncontrolling interest in OpenKey, Inc. (“OpenKey”), and the Company held an 8.2% noncontrolling interest in OpenKey.  Ashford Inc., Ashford Trust, and the Company invested $1.3 million, $667,000 and $2.0 million, respectively, in OpenKey during the year ended December 31, 2018.  On February 6, 2019, Ashford Inc., Ashford Trust, and the Company invested an additional $845,000, $299,000 and $156,000, respectively, in OpenKey, resulting in ownership of 46.6%, 16.6%, and 8.4%, respectively, after the investments.  In addition, Mr. Welter, our Chief Operating Officer, has been issued 75,000 options outstanding pursuant to OpenKey’s 2015 stock plan, equating to an approximate 0.5% ownership in OpenKey.  Pursuant to the Voting Agreement, dated as of March 8, 2016, Ashford Lending Corporation or its affiliates may designate one member of the board of directors of OpenKey, and the holders of a majority of OpenKey’s Voting Series A Preferred Stock not held by any affiliate of Ashford Inc. may appoint an additional director.

(2)         On April 6, 2017, a subsidiary of Ashford Inc. acquired substantially all of the assets and certain liabilities of PRE Opco, LLC, a New York limited liability company that provides hypoallergenic premium room services to hotels and other venues, including hotels owned by us and our affiliates.

(3)         On June 13, 2017, Lismore Capital LLC, a wholly-owned subsidiary of our advisor, was formed in order to offer mortgage placement services to us, our affiliates and third parties.

(4)         On August 8, 2018, Ashford Inc. completed the acquisition of Premier, the project management business formerly conducted by certain affiliates of Remington Lodging, for a total transaction value of $203 million.  The purchase price was paid by issuing 8,120,000 shares of Ashford Inc.’s Series B Convertible Preferred Stock to the sellers of Premier, primarily MJB

Investments, LP (which is wholly-owned by Mr. Monty J. Bennett, our Chairman and the Chief Executive Officer and Chairman of Ashford Inc.), and his father Mr. Archie Bennett, Jr.  Each share of Series B Convertible Preferred Stock is convertible at any time and from time to time, in full or partially, into our common stock at a conversion ratio equal to the liquidation preference of a share of Series B Convertible Preferred Stock (which is $25), divided by $140.  As a result, the 8,120,000 shares of Series B Convertible Preferred Stock are convertible into an aggregate of 1,450,000 shares of common stock.

Our Relationship and Agreements with Remington Lodging

Mr. Monty J. Bennett, Chairman of the Board of Directors, is also the Chief Executive Officer of Remington Lodging and, together with his father Mr. Archie Bennett, Jr., beneficially owns 100% of Remington Holdings, L.P., which wholly owns Remington Lodging.  Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. will benefit, as the owners of Remington Lodging, to the extent we make payments or give other benefits to Remington Lodging or its subsidiaries pursuant to the arrangements described below.

Our Board of Directors has the authority to make annual equity awards to Remington Lodging or directly to its employees, officers, consultants and non-employee directors, based on our achievement of certain financial and other hurdles established by our Board of Directors.  For the year ended December 31, 2018, we awarded equity grants of our common stock or LTIP units to Remington Lodging’s non-executive employees valued at approximately $213,000.  In February 2019, we awarded equity grants of our common stock or LTIP units to Remington Lodging’s non-executive employees valued at approximately $165,000.

Property Management Agreement

Our operating partnership previously entered into a master management agreement with Remington Lodging, pursuant to which Remington Lodging provided us with property management services and project management services with respect to hotels owned or leased by us.  In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington’s project management business, our operating partnership and Remington Lodging entered into an amended and restated property management agreement with respect to property management.  Under our amended and restated property management agreement with Remington Lodging, Remington Lodging operates and manages a number of our hotels.  The fees due to Remington Lodging under the management agreement include property management fees and other fees.  The amount of management fees for the properties managed by Remington for the year ended December 31, 2018 was approximately $1.8 million.  The amount of project management fees with respect to the properties project-managed by Remington for the period from January 1, 2018 to August 7, 2018, when Remington sold its project management business to Ashford Inc., was $3.3 million.

Property Management Mutual Exclusivity Agreement

Further, we and our operating partnership have an amended and restated mutual exclusivity agreement with Remington and Remington Holdings and our Chairman, Mr. Monty J. Bennett, and his father, Mr. Archie Bennett, Jr., pursuant to which we have a first right of refusal to purchase lodging investments identified by Remington that do not meet the investment criteria of Ashford Trust.  We also agreed to hire Remington or its affiliates for the management of any hotel which is part of an investment we elect to pursue, unless our independent directors either (i) unanimously vote not to engage Remington, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington or that another manager or developer could perform the duties materially better.

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

All of our executive officers are executive officers of Ashford Trust (with the exception of our President and Chief Executive Officer, Mr. Richard J. Stockton, who is not an executive officer of Ashford Trust) and we have one common director with Ashford Trust, Mr. Monty J. Bennett, Chairman of our Board and Chairman of Ashford Trust.  As of March 8, 2019, our directors and executive officers and their immediate family members (including Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett’s father) collectively may be deemed to beneficially own 14,764,303 shares of Ashford Trust’s common stock.  In accordance with SEC rules, our directors and executive officers and their immediate family members may be deemed to beneficially own approximately 13.1% of Ashford Trust’s common stock.

Our directors and executive officers and their immediate family members will benefit, as stockholders of Ashford Trust, to the extent we make payments or give other benefits to Ashford Trust or its subsidiaries pursuant to the arrangements described below.

Advisory Agreement

Pursuant to the terms of our advisory agreement with Ashford Inc., we are obligated to indemnify and hold Ashford Trust harmless to the full extent lawful, from and against any and all losses, claims, damages or liabilities of any nature whatsoever with respect to or arising from any of Ashford Trust’s acts or omissions (including ordinary negligence) in its capacity as our advisor for the period prior to the Ashford Inc. spin-off during which Ashford Trust served as advisor to us, except with respect to losses, claims, damages or liabilities with respect to or arising out of our gross negligence, bad faith or willful misconduct, or reckless disregard of our duties under the advisory agreement (for which Ashford Trust is obligated to indemnify us).

Separation and Distribution Agreement

Pursuant to the terms of the separation and distribution agreement governing our separation from Ashford Trust, we are obligated to indemnify Ashford Trust against losses arising from:

•                  any of our liabilities, including the failure by us or our subsidiaries to pay, perform or otherwise promptly discharge any of their liabilities in accordance with their respective terms;

•                  any breach by us or our subsidiaries of any provision of the separation and distribution agreement or any ancillary agreement, subject to certain limitations; and

•                  Ashford Trust’s continuing guaranty of:  (i) any debt secured by any of the initial hotel properties conveyed to us in connection with the separation and distribution; or (ii) any management agreement or franchise matters related to any of such initial hotel properties;

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

Right of First Offer Agreement

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

Board Member Independence

The board determines the independence of our directors in accordance with our Corporate Governance Guidelines and Section 303A.02 of the NYSE Listed Company Manual, which requires an affirmative determination by our Board of Directors that the director has no material relationship with us that would impair independence.  In addition, Section 303A.02(b) of the NYSE Listed Company Manual sets forth certain tests that, if any of them is met by a director automatically disqualifies that director from being independent from management of our Company.  Moreover, our Corporate Governance Guidelines provide that if any director receives, during any 12-month period within the last three years, more than $120,000 per year in direct compensation from the Company, exclusive of director and committee fees and pension or other forms of deferred compensation, he or she will not be considered independent.  Our Corporate Governance Guidelines also provide that at all times that the chairman of the Board is not an independent director, at least two-thirds of the members of the Board should consist of independent directors.  The full text of our Board’s Corporate Governance Guidelines can be found in the “INVESTOR” section of our website at www.bhrreit.com by clicking the on the link “Corporate Governance” and then clicking on the link “Governance Documents.”

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

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our Audit Committee is responsible for appointing, retaining, setting the compensation of, and overseeing the work of our independent registered public accounting firm.  Our Audit Committee pre-approves all audit and non-audit services provided to us by our independent registered public accounting firm.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget.  The Audit Committee has delegated pre-approval authority to its chair when expedition of services is necessary.  The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date.  The Audit Committee approved all fees paid to BDO USA, LLP since their appointment with no reliance placed on the de minimis exception established by the SEC for approving such services.

Auditor Fees

Services provided by BDO USA, LLP included the audits of the annual consolidated financial statements of the Company and our subsidiaries.  Services also included the review of unaudited quarterly consolidated financial information in accordance with PCAOB standards, review and consultation regarding filings with the SEC and the Internal Revenue Service and consultation on financial and tax accounting and reporting matters.  During the years ended December 31, 2018 and 2017, aggregate fees incurred related to our principal accountants BDO USA, LLP consisted of the following:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees	$677,750	$887,066
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	25,610	—
Total	$703,360	$887,066

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

Representatives of BDO USA, LLP will be present at the Company’s 2019 annual meeting of stockholders, will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.

PART IV

ITEM 15.              EXHIBITS.

(a)   Financial Statements

Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on March 8, 2019.

(b)   Exhibits

Exhibit Number	Exhibit Description
10.28	Amended and Restated Employment Agreement, dated as of April 30, 2019, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*

*                 Filed herewith.

(c)   Financial Statement Schedules omitted

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2019

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ Richard J. Stockton
Richard J. Stockton
President and Chief Executive Officer