Form 10-Q
period 2019-03-31
Braemar Hotels & Resorts Inc.
filed 2019-05-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	32,883,068
(Class)	Outstanding at May 6, 2019

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Investments in hotel properties, gross	$1,719,275	$1,562,806
Accumulated depreciation	(276,799)	(262,905)
Investments in hotel properties, net	1,442,476	1,299,901
Cash and cash equivalents	73,802	182,578
Restricted cash	86,309	75,910
Accounts receivable, net of allowance of $108 and $101, respectively	23,314	12,739
Inventories	2,358	1,862
Prepaid expenses	7,275	4,409
Investment in Ashford Inc., at fair value	10,821	10,114
Investment in unconsolidated entity	1,872	1,766
Derivative assets	815	772
Operating lease right-of-use assets	82,308	—
Other assets	10,314	13,831
Intangible assets, net	5,303	27,678
Due from related party, net	350	—
Due from third-party hotel managers	14,402	4,927
Total assets	$1,761,719	$1,636,487
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,046,749	$985,873
Accounts payable and accrued expenses	76,777	64,116
Dividends and distributions payable	9,174	8,514
Due to Ashford Inc.	5,114	4,001
Due to related party, net	—	224
Due to third-party hotel managers	2,415	1,633
Operating lease liabilities	60,617	—
Other liabilities	26,524	29,033
Total liabilities	1,227,370	1,093,394
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 shares issued and outstanding at March 31, 2019 and December 31, 2018	106,123	106,123
Redeemable noncontrolling interests in operating partnership	51,010	44,885
Equity:
Preferred stock, $0.01 value, 50,000,000 shares authorized:
Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	16	16
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,841,263 and 32,511,660 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	328	325
Additional paid-in capital	514,739	512,545
Accumulated deficit	(132,575)	(115,410)
Total stockholders’ equity of the Company	382,508	397,476
Noncontrolling interest in consolidated entities	(5,292)	(5,391)
Total equity	377,216	392,085
Total liabilities and equity	$1,761,719	$1,636,487
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUE
Rooms	$76,731	$65,507
Food and beverage	32,114	23,500
Other	19,663	13,482
Total hotel revenue	128,508	102,489
Other	5	—
Total revenue	128,513	102,489
EXPENSES
Hotel operating expenses:
Rooms	16,982	14,918
Food and beverage	22,210	15,620
Other expenses	38,895	29,664
Management fees	4,416	3,617
Total hotel expenses	82,503	63,819
Property taxes, insurance and other	7,460	5,604
Depreciation and amortization	16,686	13,006
Impairment charges	—	12
Advisory services fee	6,024	5,244
Transaction costs	634	488
Corporate general and administrative	1,126	28
Total expenses	114,433	88,201
OPERATING INCOME (LOSS)	14,080	14,288
Equity in earnings (loss) of unconsolidated entity	(50)	(3)
Interest income	362	200
Other income (expense)	(117)	(63)
Interest expense and amortization of loan costs	(14,193)	(10,179)
Write-off of loan costs and exit fees	(312)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	707	528
Unrealized gain (loss) on derivatives	(872)	73
INCOME (LOSS) BEFORE INCOME TAXES	(395)	4,842
Income tax (expense) benefit	(927)	(572)
NET INCOME (LOSS)	(1,322)	4,270
(Income) loss attributable to noncontrolling interests in consolidated entities	(99)	42
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	440	(292)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(981)	4,020
Preferred dividends	(2,532)	(1,707)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,513)	$2,313
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.11)	$0.07
Weighted average common shares outstanding – basic	32,115	31,680
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.11)	$0.07
Weighted average common shares outstanding – diluted	32,115	31,683
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
NET INCOME (LOSS)	$(1,322)	$4,270
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(1,322)	4,270
Comprehensive (income) loss attributable to noncontrolling interests in consolidated entities	(99)	42
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	440	(292)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(981)	$4,020
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	(5,391)	$392,085	4,966	$106,123	$44,885
Impact of adoption of new accounting standard (1)	—	—	—	—	—	(103)	—	(103)	—	—	—
Purchase of common stock	—	—	(17)	—	(202)	—	—	(202)	—	—	—
Equity-based compensation	—	—	—	—	978	—	—	978	—	—	550
Preferred stock offering costs			—	—	(13)	—		(13)	—	—	—
Issuance of restricted shares/units	—	—	237	2	(2)	—	—	—	—	—	7
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,329)	—	(5,329)	—	—	—
Dividends declared – preferred stock-Series B ($0.34/share)	—	—	—	—	—	(1,707)	—	(1,707)	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(778)
Redemption/conversion of operating partnership units	—	—	110	1	1,433	(285)	—	1,149	—	—	(1,149)
Net income (loss)	—	—	—	—	—	(981)	99	(882)	—	—	(440)
Redemption value adjustment	—	—	—	—	—	(7,935)	—	(7,935)	—	—	7,935
Balance at March 31, 2019	1,600	$16	32,841	$328	$514,739	$(132,575)	$(5,292)	$377,216	4,966	$106,123	$51,010
_______________
(1) see notes 2 and 5.

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at January 1, 2018	—	$—	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	4,966	$106,123	$46,627
Purchase of common stock	—	—	(7)	—	(74)	—	—	(74)	—	—	—
Equity-based compensation	—	—	—	—	2,449	—	—	2,449	—	—	144
Issuance of restricted shares/units	—	—	406	4	54	—	—	58	—	—	18
Forfeiture of restricted common shares	—	—	(2)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,275)	—	(5,275)	—	—	—
Dividends declared – preferred stock-Series B ($0.34/share)	—	—	—	—	—	(1,707)	—	(1,707)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(822)
Net income (loss)	—	—	—	—	—	4,020	(42)	3,978	—	—	292
Balance at March 31, 2018	—	$—	32,517	$325	$472,220	$(91,769)	$(4,795)	$375,981	4,966	$106,123	$46,259
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,322)	$4,270
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	16,686	13,006
Equity-based compensation	1,528	2,593
Bad debt expense	87	57
Amortization of loan costs	1,180	988
Write-off of loan costs and exit fees	312	2
Amortization of intangibles	119	43
Amortization of non-refundable membership initiation fees	(27)	—
Interest expense accretion on refundable membership club deposits	225	—
Impairment charges	—	12
Unrealized (gain) loss on investment in Ashford Inc.	(707)	(528)
Realized and unrealized (gain) loss on derivatives	937	(73)
Net settlement of trading derivatives	(925)	(270)
Equity in (earnings) loss of unconsolidated entity	50	3
Deferred income tax expense (benefit)	179	136
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	(9,354)	(5,419)
Insurance receivable	—	(5,387)
Prepaid expenses and other assets	(1,536)	(3,747)
Accounts payable and accrued expenses	(49)	781
Operating lease right-of-use assets	115	—
Due to/from related party, net	(493)	(498)
Due to/from third-party hotel managers	(2,518)	(637)
Due to/from Ashford Inc.	1,113	(1,436)
Operating lease liabilities	(30)	—
Other liabilities	(6,186)	53
Net cash provided by (used in) operating activities	(616)	3,949

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of hotel properties, net of cash and restricted cash acquired	(112,095)	(4,500)
Investment in unconsolidated entity	(156)	(2,000)
Improvements and additions to hotel properties	(36,644)	(15,736)
Net cash provided by (used in) investing activities	(148,895)	(22,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	249,000	—
Repayments of indebtedness	(187,086)	(714)
Payments of loan costs and exit fees	(2,441)	(92)
Payments for derivatives	(55)	(67)
Purchase of common stock	(202)	(74)
Payments for dividends and distributions	(7,979)	(7,518)
Preferred stock offering costs	(110)	—
Other	7	18
Net cash provided by (used in) financing activities	51,134	(8,447)
Net change in cash, cash equivalents and restricted cash	(98,377)	(26,734)
Cash, cash equivalents and restricted cash at beginning of period	258,488	185,342
Cash, cash equivalents and restricted cash at end of period	$160,111	$158,608

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12,363	$9,031
Income taxes paid (refund)	(1,224)	(743)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	9,174	8,374
Capital expenditures accrued but not paid	14,891	4,138
Non-cash dividends paid	—	58

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$182,578	$137,522
Restricted cash at beginning of period	75,910	47,820
Cash, cash equivalents and restricted cash at beginning of period	$258,488	$185,342

Cash and cash equivalents at end of period	$73,802	$95,223
Restricted cash at end of period	86,309	63,385
Cash, cash equivalents and restricted cash at end of period	$160,111	$158,608
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Braemar Hotels & Resorts Inc., together with its subsidiaries (“Braemar”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (“Braemar OP”). In this report, the terms the “Company,” “we,” “us” or “our,” refers to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC” or the “Advisor”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2019, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Hospitality Trust, Inc. (“Ashford Trust”), managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include project management services, mortgage placement services, real estate advisory services, watersports activities, travel/transportation services and mobile key technology.
The accompanying condensed consolidated financial statements include the accounts of such wholly-owned and majority owned subsidiaries of Braemar OP that as of March 31, 2019, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of March 31, 2019, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of March 31, 2019, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission (“SEC”) on March 8, 2019, as subsequently amended.
Braemar OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Braemar OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Braemar OP General Partner LLC, its general partner. As such, we consolidate Braemar OP.
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019;

•	on April 4, 2018, we acquired the Ritz-Carlton, Sarasota. The operating results of the hotel property have been included in the results of operations as of its acquisition date;

•	on June 1, 2018, we sold the Tampa Renaissance; and

•	on January 15, 2019, we acquired the Ritz-Carlton, Lake Tahoe. The operating results of the hotel property have been included in the results of operations as of its acquisition date.
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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures and equipment (“FF&E”) replacements of approximately 4% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented approximately 7.9% of the outstanding common stock in Ashford Inc., with a fair value of $10.8 million at March 31, 2019. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.
Investment in Unconsolidated Entity—Investment in unconsolidated entity, in which we have ownership interest of 8.4% at March 31, 2019, is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment.
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
We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) in unconsolidated entity. No such impairment was recorded for the three months ended March 31, 2019 and 2018.
Leases—We determine if an arrangement is a lease at commencement date. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. We currently do not have any finance leases.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms used to calculate our right-of-use assets may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Equity-Based Compensation—Prior to the adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in the third quarter of 2018, stock/unit-based compensation for non-employees was accounted for at fair value based on the market price of the shares at period end that resulted in recording expense, included in “advisory services fee” and “management fees,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and Performance Long-Term Incentive Plan (“Performance LTIP”) units granted to certain executive officers were accounted for at fair value at period end based on a Monte Carlo simulation valuation model that resulted in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to certain independent directors are recorded at fair value based on the market price of the shares/units at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant and included in “corporate general and administrative” expense in the condensed consolidated statements of operations.
After the adoption of ASU 2018-07 in the third quarter of 2018, stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. PSUs and Performance LTIP units granted to certain executive officers vest based on time and market conditions and are measured at the grant date fair value based on a Monte Carlo simulation valuation model. The subsequent expense is then ratably recognized over the service period as the service is rendered regardless of when, if ever, the market conditions are satisfied. This results in recording expense, included in “advisory services fee,” equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. Stock/unit grants to certain independent directors are measured at the grant date based on the market price of the shares/units at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant.
Recently Adopted Accounting Standards— In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which will allow entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee.
We adopted the standard effective January 1, 2019 on a modified retrospective basis and implemented internal controls to enable the preparation of financial information on adoption. We elected the practical expedients which provide us the option to apply the new guidance at its effective date on January 1, 2019 without having to adjust the comparative prior period financial statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.
The adoption of this standard has resulted in the recognition of ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $60.6 million as well as a corresponding ROU asset of $82.5 million, which includes, among other things, the reclassified intangible assets of $22.3 million. The standard did not have a material impact on our condensed consolidated statements of operations and statements of cash flows. See related disclosures in note 5.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. We are currently evaluating the impact that ASU 2016-13 will have on our condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements including requiring disclosures on changes in unrealized gains and losses in other comprehensive income for recurring Level 3 fair value measurements and a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact that ASU 2018-13 will have on the condensed consolidated financial statements and related disclosures.
3. Revenue
Rooms revenue represents revenues from the occupancy of our hotel rooms and is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.
Food & Beverage (“F&B”) revenue consists of revenue from the restaurants and lounges at our hotel properties, in-room dining and mini-bars revenue, and banquet/catering revenue from group and social functions. Other F&B revenue may include revenue from audio visual equipment/services, rental of function rooms, and other F&B related revenues. Revenue is recognized as the services or products are provided. Our hotel properties may employ third parties to provide certain services at the property, for example, audio visual services. We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e. gross vs. net).
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
Taxes specifically collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended March 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$29,914	$10,165	$3,926	$—	$44,005
Colorado	1	9,597	4,836	3,666	—	18,099
Florida	2	14,996	8,096	4,822	—	27,914
Illinois	1	3,323	1,138	296	—	4,757
Pennsylvania	1	4,237	808	229	—	5,274
Washington	1	5,116	1,814	383	—	7,313
Washington, D.C.	1	8,708	4,561	382	—	13,651
USVI	1	840	696	5,959	—	7,495
Corporate entities	—	—	—	—	5	5
Total	13	$76,731	$32,114	$19,663	$5	$128,513

	Three Months Ended March 31, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$19,104	$7,306	$3,474	$—	$29,884
Colorado	1	9,797	4,819	3,543	—	18,159
Florida	1	5,473	802	752	—	7,027
Illinois	1	3,419	1,251	210	—	4,880
Pennsylvania	1	6,153	1,173	297	—	7,623
Washington	1	5,502	1,664	265	—	7,431
Washington, D.C.	1	8,961	4,339	284	—	13,584
USVI	1	1,816	199	4,546	—	6,561
Sold hotel properties	1	5,282	1,947	111	—	7,340
Total	12	$65,507	$23,500	$13,482	$—	$102,489

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$455,298	$428,567
Buildings and improvements	1,089,457	989,180
Furniture, fixtures and equipment	114,086	103,025
Construction in progress	60,434	42,034
Total cost	1,719,275	1,562,806
Accumulated depreciation	(276,799)	(262,905)
Investments in hotel properties, net	$1,442,476	$1,299,901

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ritz-Carlton, Lake Tahoe
On January 15, 2019, the Company acquired a 100% interest in the 170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $120.0 million. The Company incurred $582,000 in acquisition costs. In connection with the acquisition the Company completed the financing of a $54.0 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. See note 8.
We accounted for this transaction as an asset acquisition because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. We allocated the cost of the acquisition including transaction costs to the individual assets acquired and liabilities assumed on a relative fair value basis, which is considered a Level 3 valuation technique, as noted in the following table (in thousands):

Land (1)	$26,731
Buildings and improvements	89,340
Furniture, fixtures and equipment	2,172
$118,243
Capital reserves	6,150
Key money	(3,811)
$120,582
Net other assets (liabilities)	$912
________

(1)	Amount includes the value of a 3.4-acre parking lot adjacent to the hotel which could be used for future development of luxury town homes.
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Total revenue	$13,491
Net income (loss)	$3,028
Impairment Charges and Insurance Recoveries
In September 2017, the Ritz-Carlton, St. Thomas located in St. Thomas, USVI, the Key West Pier House located in Key West, FL and the Tampa Renaissance located in Tampa, FL (sold in 2018) were impacted by the effects of Hurricanes Irma and Maria. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties.
For the three months ended March 31, 2019 and 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $6.0 million and $4.9 million, respectively, which are included in “other” hotel revenue in our condensed consolidated statements of operations. The Company received no proceeds from our insurance carriers for property damage and business interruption from the hurricanes during both the three months ended March 31, 2019 and 2018. Additionally, during the three months ended March 31, 2018, the Company recorded revenue of $1.8 million, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires, which is included in “other” hotel revenue in our condensed consolidated statements of operations. During the three months ended March 31, 2019 and 2018, we recorded impairment charges of $0 and $12,000, respectively, as a result of a change in estimate of property damage as a result of the hurricanes. As of March 31, 2019, the Company had a net liability of $11.4 million, included in “other liabilities” on the condensed consolidated balance sheet, as it has received insurance proceeds in excess of the sum of its impairment, remediation expenses and business interruption revenue recorded through March 31, 2019. The Company will not record revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.
5. Leases
On January 1, 2019, we adopted ASC 842 on a modified retrospective basis. We elected the practical expedients which allowed us to apply the new guidance at its effective date on January 1, 2019 without adjusting the comparative prior period financial

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.
The adoption of this standard has resulted in the recognition of ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $60.6 million as well as a corresponding ROU asset of $82.5 million, which includes, among other things, the reclassified intangible assets of $22.3 million. The standard did not have a material impact on our condensed consolidated statements of operations and statements of cash flows.
The majority of our leases are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of March 31, 2019.
As of March 31, 2019, our leased assets and liabilities consisted of the following (in thousands):

March 31, 2019
Assets
Operating lease right-of-use assets	$82,308
Liabilities
Operating lease liabilities	$60,617
We incurred the following lease costs related to our operating leases (in thousands):

	Classification	Three Months Ended March 31, 2019
Operating lease cost (1) (2)	Hotel operating expenses - other	$1,383
_______________________________________
(1) Includes variable lease costs associated with the ground leases and short-term leases, which are immaterial.
(2) Includes approximately $323,000 of variable lease cost and $119,000 of amortization costs related to the intangible assets that was reclassified upon adoption of ASC 842.
Other information related to leases is as follows:

Three Months Ended March 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$782
Weighted Average Remaining Lease Term
Operating leases (1)	48 years
Weighted Average Discount Rate
Operating leases (1)	4.96%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and discount rates of the ground leases.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Future minimum lease payments due under non-cancellable leases as of March 31, 2019 were as follows (in thousands):

Operating Leases
2019	$2,346
2020	3,140
2021	3,152
2022	3,164
2023	3,176
Thereafter	150,980
Total future minimum lease payments	165,958
Less: interest	(105,341)
Present value of lease liabilities	$60,617
Future minimum lease payments due under non-cancellable leases under ASC 840 as of December 31, 2018 were as follows (in thousands):

2019	$3,161
2020	3,156
2021	3,152
2022	3,164
2023	3,177
Thereafter	151,244
Total	$167,054
6. Hotel Dispositions
On June 1, 2018, the Company sold the Tampa Renaissance hotel for $68.0 million in cash. The sale resulted in a gain of $15.7 million for the year ended December 31, 2018 and was included in “gain (loss) on sale of hotel properties” in our condensed consolidated statements of operations.
Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our condensed consolidated financial statements.
We included the results of operations of this hotel property through the date of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three months ended March 31, 2018. The following table includes the condensed financial information from this hotel property (in thousands):

Three Months Ended March 31,
2018
Total hotel revenue	$7,340
Total hotel operating expenses	(4,978)
Operating income (loss)	2,362
Property taxes, insurance and other	(269)
Depreciation and amortization	(937)
Impairment charges	(12)
Interest expense and amortization of loan costs	(488)
Income (loss) before income taxes	656
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(74)
Income (loss) before income taxes attributable to the Company	$582

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7. Investment in Unconsolidated Entity
Ashford Inc.
As of March 31, 2019 and December 31, 2018, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share of Ashford Inc. common stock on the NYSE American LLC was $55.53 and $51.90 as of March 31, 2019 and December 31, 2018, respectively. This represented an approximate 7.9% and 8.1% ownership interest in the outstanding common stock of Ashford Inc. for March 31, 2019 and December 31, 2018, respectively. See notes 11 and 12.
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
The following tables summarize the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, and the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2019	December 31, 2018
Total assets	$420,106	$379,005
Total liabilities	144,363	108,726
Series B cumulative convertible preferred stock	201,338	200,847
Redeemable noncontrolling interests	3,810	3,531
Total stockholders’ equity of Ashford Inc.	69,968	65,443
Noncontrolling interests in consolidated entities	627	458
Total equity	70,595	65,901
Total liabilities and equity	$420,106	$379,005
Our investment in Ashford Inc., at fair value	$10,821	$10,114

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2019	2018
Total revenue	$63,320	$48,168
Total operating expenses	(60,778)	(53,204)
Operating income (loss)	2,542	(5,036)
Equity in earnings (loss) of unconsolidated entities	(275)	—
Interest expense and loan amortization cost	(366)	(166)
Other income (expense)	(33)	73
Income tax (expense) benefit	(1,300)	(706)
Net income (loss)	568	(5,835)
(Income) loss from consolidated entities attributable to noncontrolling interests	163	173
Net (income) loss attributable to redeemable noncontrolling interests	(21)	(61)
Net income (loss) attributable to Ashford Inc.	$710	$(5,723)
Preferred dividends	(2,791)	—
Amortization of preferred stock discount	(491)	—
Net income attributable to common stockholders	$(2,572)	$(5,723)
Our unrealized gain (loss) on investment in Ashford Inc.	$707	$528
OpenKey
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an 8.2% ownership interest, which investment was recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. On February 6, 2019, the Company made an additional investment of $156,000, which was recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors.
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheet and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in OpenKey:

	March 31, 2019	December 31, 2018
Carrying value of the investment in OpenKey (in thousands)	$1,872	$1,766
Ownership interest in OpenKey	8.4%	8.2%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2019	2018
Equity in earnings (loss) of unconsolidated entity	$(50)	$(3)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2019	December 31, 2018
Secured revolving credit facility (3)	None	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR (1) + 2.25% to 3.50%	$—	$—
Mortgage loan (4)	Park Hyatt Beaver Creek	April 2019	LIBOR (1) + 2.75%	67,500	67,500
Mortgage loan (5)	Capital Hilton	November 2019	LIBOR(1) + 2.65%	—	187,086
	Hilton La Jolla Torrey Pines
Mortgage loan (6)	Ritz-Carlton, St. Thomas	December 2019	LIBOR (1) + 4.95%	42,000	42,000
Mortgage loan (7)	Pier House Resort	March 2020	LIBOR (1) + 2.25%	70,000	70,000
Mortgage loan	Courtyard Philadelphia	June 2020	LIBOR (1) + 2.16%	435,000	435,000
	Courtyard San Francisco Downtown
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan	Hotel Yountville	May 2022	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan	Bardessono Hotel	August 2022	LIBOR (1) + 2.55%	40,000	40,000
Mortgage loan	Ritz-Carlton, Sarasota	April 2023	LIBOR (1) + 2.65%	100,000	100,000
Mortgage loan	Ritz-Carlton, Lake Tahoe	January 2024	LIBOR (1) + 2.10%	54,000	—
Mortgage loan (5)	Capital Hilton	February 2024	LIBOR (1) + 1.70%	195,000	—
	Hilton La Jolla Torrey Pines
				1,054,500	992,586
Deferred loan costs, net				(7,751)	(6,713)
Indebtedness, net				$1,046,749	$985,873
__________________

(1)	LIBOR rates were 2.495% and 2.503% at March 31, 2019 and December 31, 2018, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

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

(4)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in April 2019.

(5)
On January 22, 2019, we refinanced this mortgage loan with an outstanding balance of $186.8 million with a new $195.0 million mortgage loan with a five-year term. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 1.70%.

(6)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in December 2018.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in March 2019.
On April 4, 2018, in connection with the acquisition of the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida, the Company completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for an interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 23, 2018, the Company refinanced two mortgage loans with an outstanding balance of $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by four hotels: Marriott Seattle Waterfront, Courtyard San Francisco Downtown, Courtyard Philadelphia and Sofitel Chicago Magnificent Mile.
On January 15, 2019, in connection with the acquisition of the 170-room Ritz-Carlton, Lake Tahoe located in Truckee, California, the Company completed the financing of a $54.0 million mortgage loan. This mortgage loan provides for an interest rate of LIBOR + 2.10%. The mortgage loan is interest only and has a five year term.
On January 22, 2019, the Company refinanced its existing mortgage loan with an outstanding balance of approximately $186.8 million and a final maturity date in November 2021 with a new $195.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five-year term. The mortgage loan is secured by the same two hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These two hotels are held in a joint venture in which we have a 75% equity interest.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.
9. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(981)	$4,020
Less: Dividends on preferred stock	(2,532)	(1,707)
Less: Dividends on common stock	(5,158)	(5,116)
Less: Dividends on unvested performance stock units	(75)	(72)
Less: Dividends on unvested restricted shares	(96)	(87)
Undistributed net income (loss) allocated to common stockholders	(8,842)	(2,962)
Add back: Dividends on common stock	5,158	5,116
Distributed and undistributed net income (loss) - basic and diluted	$(3,684)	$2,154

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	32,115	31,680
Advisory services incentive fee shares	—	3
Weighted average common shares outstanding – diluted	32,115	31,683

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.11)	$0.07
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.11)	$0.07
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$96	$87
Income (loss) allocated to unvested performance stock units	75	72
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(440)	292
Dividends on preferred stock - Series B	1,707	1,707
Total	$1,438	$2,158
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	87	49
Effect of unvested performance stock units	288	16
Effect of assumed conversion of operating partnership units	4,342	4,124
Effect of assumed conversion of preferred stock - Series B	6,569	6,569
Effect of advisory services incentive fee shares	73	—
Total	11,359	10,758

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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Three Months Ended March 31,
Interest rate caps:	2019	2018
Notional amount (in thousands)	$177,500	$150,000
Strike rate low end of range	3.00%	2.43%
Strike rate high end of range	7.80%	7.80%
Effective date range	January 2019 - March 2019	February 2018
Termination date range	March 2020 - February 2021	March 2019
Total cost of interest rate caps (in thousands)	$55	$67

Interest rate floors:
Notional amount (in thousands)	$2,000,000	$—
Strike rate	1.63%	—%
Effective date	January 2019	n/a
Termination date	March 2020	n/a
Total cost of interest rate floors (in thousands)	$75	$—
_______________
No instruments were designated as cash flow hedges for both the three months ended March 31, 2019 and 2018.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	March 31, 2019	December 31, 2018
Notional amount (in thousands)	$913,000	$1,292,500
Strike rate low end of range	3.00%	2.43%
Strike rate high end of range	7.80%	11.61%
Effective date range	March 2017 - March 2019	January 2017 - December 2018
Termination date range	April 2019 - February 2021	January 2019 - June 2020
Aggregate principal balance on corresponding mortgage loans (in thousands)	$845,500	$805,500

Interest rate floors: (1) (2)
Notional amount (in thousands)	$11,250,000	$10,850,000
Strike rate low end of range	(0.25)%	(0.25)%
Strike rate high end of range	2.00%	2.00%
Effective date range	July 2015 - January 2019	July 2015 - July 2018
Termination date range	June 2019 - July 2020	March 2019 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of March 31, 2019, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.7 million as of March 31, 2019. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counter-parties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2019, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 2.495% to 2.001% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
March 31, 2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$83	$—	$96	$179
Interest rate derivatives - caps	—	4	—	—	4
Credit default swaps	—	(252)	—	884	632
	—	(165)	—	980	815	(2)
Non-derivative assets:
Investment in Ashford Inc.	10,821	—	—	—	10,821
Total	$10,821	$(165)	$—	$980	$11,636

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$76	$—	$73	$149
Interest rate derivatives - caps	—	20	—	—	20
Credit default swaps	—	546	—	57	603
	—	642	—	130	772	(2)
Non-derivative assets:
Investment in Ashford Inc.	10,114	—	—	—	10,114
Total	$10,114	$642	$—	$130	$10,886
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$(68)		$(27)
Interest rate derivatives - caps	(71)		(5)
Credit default swaps	(798)	(1)	105	(1)
Total derivative assets	$(937)		$73

Non-derivative assets:
Investment in Ashford Inc.	707		528
Total	$(230)		$601
Total combined
Interest rate derivatives - floors	$(3)		$(27)
Interest rate derivatives - caps	(71)		(5)
Credit default swaps	(798)		105
Unrealized gain (loss) on derivatives	(872)		73
Realized gain (loss) on interest rate floors	(65)	(2)	—
Unrealized gain (loss) on investment in Ashford Inc.	707		528
Net	$(230)		$601
_______________

(1)
Excludes costs of $63 associated with credit default swaps for both the three months ended March 31, 2019 and 2018, respectively, that’s included in “other income (expense)” in our condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$10,821	$10,821	$10,114	$10,114
Derivative assets	815	815	772	772
Financial assets not measured at fair value:
Cash and cash equivalents	$73,802	$73,802	$182,578	$182,578
Restricted cash	86,309	86,309	75,910	75,910
Accounts receivable, net	23,314	23,314	12,739	12,739
Due from related party, net	350	350	—	—
Due from third-party hotel managers	14,402	14,402	4,927	4,927
Financial liabilities not measured at fair value:
Indebtedness	$1,054,500	$992,738 to $1,097,239	$992,586	$936,904 to $1,035,526
Accounts payable and accrued expenses	76,777	76,777	64,116	64,116
Dividends and distributions payable	9,174	9,174	8,514	8,514
Due to Ashford Inc.	5,114	5,114	4,001	4,001
Due to related party, net	—	—	224	224
Due to third-party hotel managers	2,415	2,415	1,633	1,633
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due to/from related party, net, accounts payable and accrued expenses, dividends and distributions payable, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.1% to 104.1% of the carrying value of $1.1 billion at March 31, 2019, and approximately 94.4% to 104.3% of the carrying value of $992.6 million at December 31, 2018. This is considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Braemar OP, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (the “common units”) and units issued under our Long-Term Incentive Plan (the “LTIP units that are vested. Each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either: (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
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
The compensation committee of the board of directors of the Company approves the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of March 31, 2019, there were approximately 552,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. Following the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of March 31, 2019, we have issued a total of 2.0 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 86,000 LTIP units and 60,000 Performance LTIP units issued from March 2015 to February 2019 had reached full economic parity with, and are convertible into, common units.
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Three Months Ended March 31,
Type	Line Item	2019	2018
Performance LTIP units	Advisory services fee	$257	$8
LTIP units	Advisory services fee	293	136
		$550	$144
The unamortized cost of the unvested Performance LTIP units of $1.9 million at March 31, 2019, will be expensed over a period of 2.8 years with a weighted average period of 1.4 years.
The unamortized cost of the unvested LTIP units of $2.6 million at March 31, 2019, will be amortized over a period of 2.9 years with a weighted average period of 1.9 years.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended March 31,
Line Item	2019	2018
Common units converted to stock	110	—
Fair value of common units converted	$1,434	$—
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	March 31, 2019	December 31, 2018
Redeemable noncontrolling interests in Braemar OP	$51,010	$44,885
Adjustments to redeemable noncontrolling interests (1)	$7,958	$23
Ownership percentage of operating partnership	11.12%	11.22%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$440	$(292)
Aggregate distributions to holders of common units, LTIP units and performance LTIP units	778	822
14. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended March 31,
	2019	2018
Common stock dividends declared	$5,329	$5,275
Performance Stock Units—The compensation committee of the board of directors of the Company approves the issuance of grants of PSUs to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Following the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the compensation expense for PSUs (in thousands):

	Three Months Ended March 31,
Line Item	2019	2018
Advisory services fee	$410	$1,577
During the three months ended March 31, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
As of March 31, 2019, we had unamortized compensation expense of $6.1 million related to PSUs which is expected to be recognized over a period of 2.8 years with a weighted average period of 2.1 years.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to employees of Ashford LLC, included in “advisory services fee,” on our condensed consolidated statements of operations, employees of Remington Lodging, which is included in “management fees” on our condensed consolidated statements of operations and employees of Premier Project Management LLC (“Premier”), which is included in “corporate general and administrative” expense on our condensed consolidated statements of operations. We also issue common stock to our independent directors, which immediately vests, and is included in “corporate general and administrative” expense on our condensed consolidated statements of operations.
At March 31, 2019, the unamortized cost of the unvested shares of restricted stock was $6.4 million, which will be expensed over a period of 2.9 years with a weighted average period of 2.4 years, and have vesting dates between April 2020 and February 2022.
The following table summarizes the stock-based compensation expense for restricted stock units (in thousands):

	Three Months Ended March 31,
Line Item	2019	2018
Advisory services fee	$510	$825
Management fees	39	47
Corporate general and administrative - Premier	19	—
	$568	$872
During the three months ended March 31, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
8.25% Series D Cumulative Preferred Stock Dividends—The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2019	2018
Series D Cumulative Preferred Stock	$825	$—
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were repurchased during the three months ended March 31, 2019 and 2018, pursuant to this authorization. As of March 31, 2019, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At-the-Market Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million. As of March 31, 2019, no shares of our common stock have been sold under this program.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.3) million and $(5.4) million at March 31, 2019 and December 31, 2018, respectively.
The following table summarizes the (income) loss allocated to noncontrolling interests in consolidated entities (in thousands):

	Three Months Ended March 31,
	2019	2018
(Income) loss from consolidated entities attributable to noncontrolling interests	$(99)	$42
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

At March 31, 2019, we had 5.0 million outstanding shares of Series B Convertible Preferred Stock that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The Series B Convertible Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2019	2018
Series B Convertible Preferred Stock	$1,707	$1,707
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2019, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under property management agreements for our hotel properties existing at March 31, 2019, we pay a monthly property management fee equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2019 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2019 and December 31, 2018, all of our hotel properties were in the U.S. and its territories.
18. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our Chairman Mr. Monty J. Bennett, also serves as Chairman of the board of directors and Chief Executive Officer of Ashford Inc. Under our advisory agreement, we pay advisory fees to Ashford LLC. Through December 31, 2018, we were required to pay Ashford LLC a monthly base fee that is 1/12th the sum of (i) 0.70% of our total market capitalization for the prior month plus the Key Money Asset Management Fee (as defined in our advisory agreement), subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization included the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt).

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On January 15, 2019, the Company entered into Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with Ashford Inc.(“Amendment No. 1”). Amendment No. 1 revised the formula for calculating the base fee to be equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the 5th business day of each month.
The minimum base fee for Braemar for each month will be equal to the greater of:

(i)	90% of the base fee paid for the same month in the prior year; and

(ii)	1/12th of the G&A Ratio (as defined) multiplied by the total market capitalization of Braemar.
We are also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeded the average annual total stockholder return for our peer group we would pay Ashford LLC an incentive fee over the following three years, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also recorded equity-based compensation expense for equity grants of common stock and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2019	2018
Advisory services fee
Base advisory fee	$2,660	$2,107
Reimbursable expenses (1)	580	420
Equity-based compensation (2)	1,470	2,547
Incentive fee	1,314	170
Total	$6,024	$5,244
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
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

		Three Months Ended March 31, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Corporate General and Administrative
Ashford LLC	Insurance claims services	$30	$—	$—	$—	$—	$—	$30
J&S	Audio visual commissions	79	—	—	79	—	—	—
Lismore Capital	Mortgage placement services	275	—	(275)	—	—	—	—
OpenKey	Mobile key app	5	—	—	—	5	—	—
Premier	Project management services	3,553	3,441	—	—	—	112	—
Pure Wellness	Hypoallergenic premium rooms	29	17	—	—	12	—	—
RED Leisure	Watersports activities and travel/transportation services	180	—	—	—	180	—	—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

		Three Months Ended March 31, 2018
Company	Product or Service	Total	Other Hotel Expenses	Corporate General and Administrative
Ashford LLC	Insurance claims services	$38	$—	$38
OpenKey	Mobile key app	8	8	—
Pure Wellness	Hypoallergenic premium rooms	9	9	—
RED Leisure	Watersports activities and travel/transportation services	180	180	—
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	March 31, 2019	December 31, 2018
Ashford LLC	Advisory services	$2,940	$2,264
Ashford LLC	Insurance claims services	30	37
J&S	Audio visual services	44	—
OpenKey	Mobile key app	12	13
Premier	Project management services	2,071	1,657
Pure Wellness	Hypoallergenic premium rooms	17	30
		$5,114	$4,001
In 2015, $2.0 million of key money consideration was invested in furniture, fixtures and equipment by Ashford Inc. to be used by Braemar, which represented all of the key money consideration for the Bardessono Hotel. Upon adoption of ASC 842, we evaluated this arrangement, which is accounted for as a lease that will expire in 2020. Under the applicable accounting guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense.
Enhanced Return Funding Program
Concurrent with the Amendment No. 1, on January 15, 2019, the Company also entered into the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) with Ashford Inc. The “key money investments” concept previously contemplated by our advisory agreement was replaced in the ERFP Agreement. The Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar is entitled to receive $10.3 million from Ashford LLC in the form of future purchases of FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free.
Project Management Agreement
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s indirect subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) for the following services as follows: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year).
Remington Lodging
On August 8, 2018, Ashford Inc. completed the acquisition of Premier As a result of Ashford Inc.’s acquisition, the project management services are no longer provided by Remington Lodging. Remington Lodging continues to provide property management services to the Company with respect to three of our hotel properties. will now be provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar.
At March 31, 2019, Remington Lodging managed three of our thirteen hotel properties and we incurred the following fees related to the management agreements with the related party (in thousands):

	Three Months Ended March 31,
	2019	2018
Property management fees, including incentive property management fees	$409	$438
Market service and project management fees	—	1,369
Corporate general and administrative expenses	87	82
Total	$496	$1,889
Certain employees of Remington Lodging, who perform work on behalf of Braemar, were granted shares of restricted stock under the Braemar Stock Plan. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our condensed consolidated statements of operations. For the three months ended March 31, 2019 and 2018, expense related to such grants was $39,000 and $47,000, respectively. The unamortized compensation expense of these grants was $461,000 as of March 31, 2019, which will be amortized over a period of 2.9 years.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Ashford Trust” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Maryland corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or our “advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. and “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company, which (together with its affiliates) is a property management company owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton, St. Thomas hotel.
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
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events and factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
the factors discussed in our Form 10-K for the year ended December 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2019 (the “ 2018 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;”

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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2018 10-K, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2019, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2019, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Hospitality Trust, Inc. (“Ashford Trust”), managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include project management services, mortgage placement services, real estate advisory services, watersports activities, travel/transportation services and mobile key technology. Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2019, owned approximately 313,850 shares of Ashford Inc. common stock, which represented an approximate 12.7% ownership interest in Ashford Inc., and owned 7,520,000 shares of Ashford Inc. Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”), which is exercisable (at an exercise price of $140 per share) into an additional approximate 1,342,857 shares of Ashford Inc. common stock, which if exercised as of March 31, 2019 would have increased the Bennett’s ownership interest in Ashford Inc. to 43.4%.
Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended March 31, 2019, are as follows (in thousands):

Revenues	$27,976
Expenses	(9,078)
Net Earnings	$18,898
Additional Developments
On January 15, 2019, the Company acquired a 100% interest in the 170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $120.0 million. The Company incurred $582,000 in acquisition costs. In connection with the acquisition the Company completed the financing of a $54.0 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The loan is interest-only, bears interest at LIBOR + 2.10%, and has a five year term.
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
On January 22, 2019, the Company refinanced its existing mortgage loan of approximately $186.8 million with a final maturity date in November 2021 with a new $195.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five year term. The mortgage loan is secured by the same two hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These two hotels are held in a joint venture in which we have a 75% equity interest.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 59.7% of our total hotel revenue for the three months ended March 31, 2019, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use funds from operations (“FFO”), Adjusted FFO, earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) and Adjusted EBITDAre as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Revenue
Rooms	$76,731	$65,507	$11,224	17.1%
Food and beverage	32,114	23,500	8,614	36.7
Other	19,663	13,482	6,181	45.8
Total hotel revenue	128,508	102,489	26,019	25.4
Other	5	—	5
Total revenue	128,513	102,489	26,024	25.4
Expenses
Hotel operating expenses:
Rooms	16,982	14,918	(2,064)	(13.8)
Food and beverage	22,210	15,620	(6,590)	(42.2)
Other expenses	38,895	29,664	(9,231)	(31.1)
Management fees	4,416	3,617	(799)	(22.1)
Total hotel expenses	82,503	63,819	(18,684)	(29.3)
Property taxes, insurance and other	7,460	5,604	(1,856)	(33.1)
Depreciation and amortization	16,686	13,006	(3,680)	(28.3)
Impairment charges	—	12	12	100.0
Advisory services fee	6,024	5,244	(780)	(14.9)
Transaction costs	634	488	(146)	(29.9)
Corporate general and administrative	1,126	28	(1,098)	(3,921.4)
Total expenses	114,433	88,201	(26,232)	(29.7)
Operating income (loss)	14,080	14,288	(208)	(1.5)
Equity in earnings (loss) of unconsolidated entity	(50)	(3)	(47)	(1,566.7)
Interest income	362	200	162	81.0
Other income (expense)	(117)	(63)	(54)	(85.7)
Interest expense and amortization of loan costs	(14,193)	(10,179)	(4,014)	(39.4)
Write-off of loan costs and exit fees	(312)	(2)	(310)	(15,500.0)
Unrealized gain (loss) on investment in Ashford Inc.	707	528	179	33.9
Unrealized gain (loss) on derivatives	(872)	73	(945)	1,294.5
Income (loss) before income taxes	(395)	4,842	(5,237)	(108.2)
Income tax (expense) benefit	(927)	(572)	(355)	(62.1)
Net income (loss)	(1,322)	4,270	(5,592)	(131.0)
(Income) loss from consolidated entities attributable to noncontrolling interests	(99)	42	(141)	(335.7)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	440	(292)	732	250.7
Net income (loss) attributable to the Company	$(981)	$4,020	$(5,001)	(124.4)%

All hotel properties owned for the three months ended March 31, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended March 31, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Occupancy	75.38%	78.67%
ADR (average daily rate)	$318.53	$266.01
RevPAR (revenue per available room)	$240.11	$209.27
Rooms revenue (in thousands)	$76,731	$65,507
Total hotel revenue (in thousands)	$128,508	$102,489
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Occupancy	74.59%	77.80%
ADR (average daily rate)	$281.18	$270.03
RevPAR (revenue per available room)	$209.75	$210.09
Rooms revenue (in thousands)	$59,139	$60,225
Total hotel revenue (in thousands)	$94,662	$95,149
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $5.0 million, from a net income of $4.0 million for the three months ended March 31, 2018 (the “2018 quarter”), to net loss of $981,000 for the three months ended March 31, 2019 (the “2019 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $11.2 million, or 17.1%, to $76.7 million during the 2019 quarter compared to the 2018 quarter. During the 2019 quarter, we experienced a 19.7% increase in room rates and a 329 basis point decrease in occupancy compared to the 2018 quarter. Rooms revenue at our eleven comparable hotel properties decreased $1.1 million due to a 321 basis point decrease in occupancy, partially offset by an increase in room rates of 4.1%. Rooms revenue increased (i) $9.0 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) $8.6 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019; (iii) $2.4 million at the San Francisco Courtyard Downtown as a result of 18.8% higher room rates and a 737 basis point increase in occupancy at the hotel as a result of its guestroom renovation during the 2018 quarter; (iv)$560,000 at the Key West Pier House as a result of a 7.8% higher room rates and a 194 basis point increase in occupancy at the hotel; and (v) $72,000 at the Hilton La Jolla Torrey Pines as a result of 6.0% higher room rates, partially offset by a 398 basis point decrease in occupancy at the hotel. These increases were partially offset by decreases of (i) $5.3 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (ii) $1.0 million at the Ritz-Carlton, St. Thomas due to the hotel being closed for renovation. During the 2019 quarter the hotel operated with limited rooms until March 1, 2019 when all rooms were removed from service while the hotel is being renovated); (iii) $1.9 million at the Philadelphia Courtyard as a result of 5.4% lower room rates and a 2,188 basis point decrease in occupancy at the hotel due to a renovation during the 2019 quarter; (iv) $386,000 at the Seattle Marriott Waterfront as a result of 5.9% lower room rates and a 91 basis point decrease in occupancy at the hotel; (v)

$253,000 at the Capital Hilton as a result of a 373 basis point decrease in occupancy, partially offset by 2.0% higher room rates at the hotel; (vi) $225,000 at the Hotel Yountville as a result of 1.9% lower room rates and a 635 basis point decrease in occupancy at the hotel; (vii) $200,000 at the Park Hyatt Beaver Creek as a result of 3.7% lower room rates, partially offset by a 137 basis point increase in occupancy at the hotel; (viii) $109,000 at the Bardessono Hotel as a result of 1.0% lower room rates and a 263 basis point decrease in occupancy at the hotel; and (ix) $96,000 at the Chicago Sofitel Magnificent Mile as a result of 8.6% lower room rates, partially offset by a 401 basis point increase in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $8.6 million, or 36.7%, to $32.1 million during the 2019 quarter compared to the 2018 quarter. This increase is primarily attributable to an increase in food and beverage revenue of $7.2 million at the Ritz-Carlton, Sarasota and $3.3 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in food and beverage revenue of $1.4 million at the Ritz-Carlton, St. Thomas, Bardessono Hotel, Capital Hilton, San Francisco Courtyard Downtown, Seattle Marriott Waterfront, Key West Pier House, Park Hyatt Beaver Creek and Hotel Yountville. These increases were partially offset by decreases of $1.9 million at the Tampa Renaissance due to its sale on June 1, 2018, and an aggregate decrease in food and beverage revenue of $1.3 million at the Hilton La Jolla Torrey Pines, Philadelphia Courtyard, and Chicago Sofitel Magnificent Mile.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $6.2 million, or 45.8%, to $19.7 million during the 2019 quarter compared to the 2018 quarter. During the 2019 quarter we recognized business interruption revenue of $6.0 million at the Ritz-Carlton, St. Thomas. During the 2018 quarter we recognized business interruption revenue of $4.9 million at the Ritz-Carlton, St. Thomas and Key West Pier House and $1.8 million, net of deductibles of $500,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires.
The overall increase is also attributable to an increase in other hotel revenue of $4.2 million at the Ritz-Carlton, Sarasota and $1.6 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions in April 2018 and January 2019, respectively. There was also an aggregate increase of $1.3 million at the Bardessono Hotel, Key West Pier House, Hotel Yountville, San Francisco Courtyard Downtown, Park Hyatt Beaver Creek, Seattle Marriott Waterfront, Capital Hilton, Hilton La Jolla Torrey Pines, and Chicago Sofitel Magnificent Mile. These increases were partially offset by lower other hotel revenue of $111,000 at the Tampa Renaissance due to its sale on June 1, 2018 and an aggregate decrease of $91,000 at the Philadelphia Courtyard and Ritz-Carlton, St. Thomas.
Other Non-Hotel Revenue. Other non-hotel revenue increased $5,000, or 100%, to $5,000 in the 2019 quarter compared to the 2018 quarter.
Rooms Expense. Rooms expense increased $2.1 million, or 13.8%, to $17.0 million in the 2019 quarter compared to the 2018 quarter. The increase is primarily attributable to an increase $1.9 million at the Ritz-Carlton, Sarasota and $1.5 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in room expense $559,000 at the San Francisco Courtyard Downtown, Ritz-Carlton, St. Thomas, Park Hyatt Beaver Creek, Capital Hilton, and Key West Pier House. This increase was partially offset by a decrease of $877,000 at the Tampa Renaissance due to its sale on June 1, 2018 and an aggregate decrease in room expense of $943,000 at the Philadelphia Courtyard, Bardessono Hotel, Hotel Yountville, Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines, and Chicago Sofitel Magnificent Mile.
Food and Beverage Expense. Food and beverage expense increased $6.6 million, or 42.2%, to $22.2 million during the 2019 quarter compared to the 2018 quarter. The increase is attributable to $4.6 million at the Ritz-Carlton, Sarasota and $2.9 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase of $224,000 at our remaining comparable hotel properties. These increases were partially offset by decrease of $1.2 million at the Tampa Renaissance due to its sale on June 1, 2018.
Other Operating Expenses. Other operating expenses increased $9.2 million, or 31.1%, to $38.9 million in the 2019 quarter compared to the 2018 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $3.0 million in direct expenses and an increase of $6.2 million in indirect expenses and incentive management fees in the 2019 quarter compared to the 2018 quarter. Direct expenses were 4.3% of total hotel revenue for the 2019 quarter and 2.4% for the 2018 quarter. The increase in direct expenses is primarily attributable to increases of $2.1 million at the Ritz-Carlton, Sarasota and $838,000 at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in direct expenses of $111,000 at our eleven comparable hotel properties. These increases were partially offset by a decrease of $56,000 at the Tampa Renaissance as a result of its sale. The increases in indirect expenses are attributable to increases in (i) general and administrative costs of $3.7 million, comprised of $3.2 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $1.1 million at our eleven comparable hotel properties, partially offset by a decrease of $613,000 at the Tampa Renaissance as a result of its sale; (ii) marketing costs of $1.3 million, attributable to an increase of $1.9 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions, partially offset by a decreases of $509,000 at the Tampa Renaissance as a result of its sale and $117,000 at our eleven comparable hotel properties; (iii) repairs and maintenance of $901,000, comprised of an increase of $1.0 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and $115,000 at our eleven comparable hotel properties, partially offset by a decrease of $221,000 at the Tampa Renaissance as a result of its sale; (iv) incentive management fees of $318,000 including $399,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and $845,000 at our eleven comparable hotel properties, partially offset by a decrease of $926,000 at the Tampa Renaissance as a result of its sale; and (v) energy costs of $107,000, attributable to an increase of $707,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions, partially offset by a decreases of $128,000 at the Tampa Renaissance as a result of its sale and $472,000 from our eleven comparable hotel properties. These increases were partially offset by decreases in (i) lease expense of $141,000 comprised of a decrease of $223,000 at the Tampa Renaissance as a result of its sale, partially offset by increases of $68,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $14,000 from our eleven comparable hotel properties.
Management Fees. Base management fees increased $799,000, or 22.1%, to $4.4 million in the 2019 quarter compared to the 2018 quarter. The increase is comprised of increases of $979,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and $77,000 at our eleven comparable hotel properties. These increases are partially offset by a decrease of $257,000 at the Tampa Renaissance as a result of its sale in June 2018.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.9 million, or 33.1%, to $7.5 million in the 2019 quarter compared to the 2018 quarter, which is attributable to increases of $728,000 at the Ritz-Carlton, Sarasota and $589,000 at the Ritz-Carlton, Lake Tahoe, as a result of their acquisitions in April 2018 and January 2019, respectively and $808,000 at our eleven comparable hotel properties. These increases were partially offset by a decrease $269,000 at the Tampa Renaissance as a result of its sale in June 2018.
Depreciation and Amortization. Depreciation and amortization increased $3.7 million, or 28.3%, to $16.7 million for the 2019 quarter compared to the 2018 quarter due to an aggregate increase of $3.3 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and $1.3 million at our eleven comparable hotel properties, partially offset by a decrease of $937,000 at the Tampa Renaissance as a result of its sale in June 2018.
Impairment Charges. In the 2018 quarter we recorded an impairment charge of $12,000 at the Tampa Renaissance as a result of a change in estimate of property damage as a result of the hurricanes. There were no impairment charges in the 2019 quarter.
Advisory Services Fee. Advisory services fee increased $780,000, or 14.9%, to $6.0 million in the 2019 quarter compared to the 2018 quarter due to increases in incentive fees of $1.1 million, base advisory fee of $553,000, and reimbursable expenses of $160,000. These increases were partially offset by a decrease of $1.1 million in equity-based compensation. In the 2019 quarter, we recorded an advisory services fee of $6.0 million, which included a base advisory fee of $2.7 million, reimbursable expenses of $580,000, an incentive fee of $1.3 million and $1.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2018 quarter, we recorded an advisory services fee of $5.2 million, which included a base advisory fee of $2.1 million, reimbursable expenses of $420,000, an incentive fee of $170,000 and $2.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. During the three months ended March 31, 2018, approximately $2.2 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Transaction Costs. In the 2019 quarter, we recorded transaction costs of $634,000 primarily related to the acquisition of the Ritz-Carlton Sarasota. In the 2018 quarter, we recorded transaction costs of $488,000 primarily related to the acquisitions of Ritz-Carlton Sarasota.
Corporate General and Administrative. Corporate general and administrative expenses was $1.1 million in the 2019 quarter and $28,000 in the 2018 quarter. In the 2018 quarter we recorded insurance recoveries related to the 2017 proxy contest and litigation of $1.2 million. In the 2019 quarter we did not incur any proxy contest or litigation costs. We also incurred higher public company costs of $132,000, miscellaneous expenses of $38,000 and higher equity-based compensation to employees of Premier of $19,000, partially offset by lower professional fees of $289,000 in the 2019 quarter compared to the 2018 quarter.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2019 quarter, we recorded equity in loss of unconsolidated entity of $50,000 related to our investment in OpenKey. In the 2018 quarter, we recorded equity in loss of unconsolidated entity of $3,000 related to our investment in OpenKey.
Interest Income. Interest income increased $162,000, or 81.0%, to $362,000 for the 2019 quarter compared to the 2018 quarter.

Other Income (Expense). Other expense increased $54,000, or 85.7% to $117,000 in the 2019 quarter compared to the 2018 quarter. In the 2019 quarter, we recorded other expense of $63,000 related to CMBX premiums and interest paid on collateral, and a realized loss of $65,000 on interest rate floors, partially offset by other income of $10,000 related to derivative interest. In the 2018 quarter, we recorded other expense of $63,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $4.0 million, or 39.4%, to $14.2 million for the 2019 quarter compared to the 2018 quarter. The increase is primarily due to new mortgage loans associated with the acquisitions of the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and a higher average LIBOR rate. The average LIBOR rates for the 2019 quarter and the 2018 quarter were 2.50% and 1.65%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $312,000 for the 2019 quarter, resulting from the write-off of unamortized loan costs of $281,000 and costs of $31,000 associated with the refinancing of a mortgage loan. The mortgage loan was refinanced with a $195.0 million mortgage loan due February 2024. Write-off of loan costs and exit fees were $2,000 for the 2018 quarter.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain on investment in Ashford Inc. increased $179,000, or 33.9%, to $707,000 in the 2019 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $872,000 for the 2019 quarter consisted of a $798,000 unrealized loss on CMBX credit default swaps, a $71,000 unrealized loss on interest rate caps, and a $3,000 unrealized loss on interest rate floors. Unrealized gain on derivatives of $73,000 for the 2018 quarter consisted of a $105,000 unrealized gain on CMBX credit default swaps, partially offset by a $27,000 unrealized loss on interest rate floors and a $5,000 unrealized loss on interest rate caps. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $355,000, from $572,000 for the 2018 quarter to $927,000 for the 2019 quarter. This increase was primarily due to an increase in the profitability of our TRS entities in the 2019 quarter compared to the 2018 quarter.
(Income) Loss from Consolidated Entities Attributable to Noncontrolling Interest. Our noncontrolling interest partner in consolidated entities was allocated income of $99,000 and a loss of $42,000 for the 2019 quarter and the 2018 quarter, respectively. At both March 31, 2019 and 2018, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $440,000 and a net income $292,000 for the 2019 quarter and the 2018 quarter, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 11.12% and 11.20% as of March 31, 2019 and 2018, respectively.
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2019, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with Morgan Stanley & Co. LLC and UBS Securities LLC, each acting as a sales agent (the “Equity Distribution Agreements”), as subsequently amended. Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of March 31, 2019, no shares of our common stock have been sold under this program.
On January 15, 2019, in connection with the acquisition of the 170-room Ritz-Carlton, Lake Tahoe in Truckee, California, we completed the financing of a $54 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The loan is interest-only, bears interest at LIBOR + 2.10%, and has a five year term.
On January 22, 2019, the Company refinanced its existing mortgage loan of approximately $186.8 million with a final maturity date in November 2021 with a new $195.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five-year term. The mortgage loan is secured by the same two hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These two hotels are held in a joint venture in which we have a 75% equity interest.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value (based on property capitalization rates defined within the secured revolving credit facility agreement) not to exceed 60%. Our ratio was 58.2% at March 31, 2019.

•	consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. Our ratio was 1.77x at March 31, 2019.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at March 31, 2019.
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
Sources and Uses of Cash
We had approximately $73.8 million and $182.6 million of cash and cash equivalents at March 31, 2019 and December 31, 2018, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $616,000 for the three months ended March 31, 2019 and net cash flows provided by operating activities were $3.9 million for three months ended March 31, 2018. Cash flows from operations are impacted by changes in hotel operations of our eleven comparable hotel properties, the sale of the Tampa Renaissance on June 1, 2018 as well as the acquisitions of the Ritz-Carlton, Sarasota on April 4, 2018 and the Ritz-Carlton, Lake Tahoe on January 15, 2019. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2019, net cash flows used in investing activities were $148.9 million. These cash outflows were primarily attributable to $112.1 million for the acquisition of the Ritz-Carlton, Lake Tahoe and a $36.6 million of capital improvements made to various hotel properties. For the three months ended March 31, 2018, net cash flows used in investing activities were $22.2 million. These cash outflows were primarily attributable to a $4.5 million deposit associated with the acquisition of the Ritz-Carlton, Sarasota, a $2.0 million investment in OpenKey and $15.7 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2019, net cash flows provided by financing activities were $51.1 million. Cash inflows primarily consisted of borrowings on indebtedness of $249.0 million partially offset by $187.1 million for repayments of indebtedness, $8.0 million for payments of dividends and distributions and $2.4 million for payments of loan costs and exit fees. For the three months ended March 31, 2018, net cash flows used in financing activities were $8.4 million. Cash outflows primarily consisted of $7.5 million for payments of dividends and distributions and $714,000 for repayment of indebtedness.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2018, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K.
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
Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 10-K. There have been no material changes in these critical accounting policies.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, Funds From Operations (“FFO”) and Adjusted FFO are presented to help our investors evaluate our operating performance.
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
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and management conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, uninsured hurricane and wildfire related costs, other/income expense, Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/loss on investments, unrealized gain/ loss on derivatives and stock/unit-based compensation.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(1,322)	$4,270
Interest expense and amortization of loan costs	14,193	10,179
Depreciation and amortization	16,686	13,006
Income tax expense (benefit)	927	572
Equity in (earnings) loss of unconsolidated entities	50	3
Company’s portion of EBITDA of OpenKey	(49)	(2)
EBITDA	30,485	28,028
Impairment charges on real estate	—	12
EBITDAre	30,485	28,040
Amortization of favorable (unfavorable) contract assets (liabilities)	119	43
Transaction and management conversion costs	634	503
Other (income) expense	117	63
Write-off of loan costs and exit fees	312	2
Unrealized (gain) loss on investment in Ashford Inc.	(707)	(528)
Unrealized (gain) loss on derivatives	872	(73)
Non-cash stock/unit-based compensation	1,528	2,593
Legal, advisory and settlement costs	71	(1,141)
Advisory services incentive fee	1,314	170
Uninsured hurricane and wildfire related costs	—	467
Company’s portion of adjustments to EBITDAre of OpenKey	11	—
Adjusted EBITDAre	$34,756	$30,139

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on sales of hotel properties and extraordinary items as defined by GAAP, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on convertible preferred stock, transaction and management conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, advisory services incentive fee, uninsured hurricane and wildfire related costs, other income/expense and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(1,322)	$4,270
(Income) loss from consolidated entities attributable to noncontrolling interest	(99)	42
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	440	(292)
Preferred dividends	(2,532)	(1,707)
Net income (loss) attributable to common stockholders	(3,513)	2,313
Depreciation and amortization on real estate (1)	15,904	12,258
Impairment charges on real estate	—	12
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(440)	292
Equity in (earnings) loss of unconsolidated entity	50	3
Company’s portion of FFO of OpenKey	(51)	(2)
FFO available to common stockholders and OP unitholders	11,950	14,876
Series B Cumulative Convertible Preferred dividends	1,707	1,707
Transaction and management conversion costs	634	503
Other (income) expense	117	63
Interest expense accretion on refundable membership club benefits	225	—
Write-off of loan costs and exit fees	312	2
Amortization of loan costs (1)	1,155	964
Unrealized (gain) loss on investment in Ashford Inc.	(707)	(528)
Unrealized (gain) loss on derivatives	872	(73)
Non-cash stock/unit-based compensation	1,528	2,593
Legal, advisory and settlement costs	71	(1,141)
Advisory services incentive fee	1,314	170
Uninsured hurricane and wildfire related costs	—	467
Company’s portion of adjustments to FFO of OpenKey	11	—
Adjusted FFO available to common stockholders and OP unitholders	$19,189	$19,603
____________________

(1)	Net of adjustments for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended March 31,
	2019	2018
Depreciation and amortization on real estate	$(782)	$(748)
Amortization of loan costs	(25)	(24)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	Full	550	75%	413
Seattle Marriott Waterfront	Seattle, WA	Full	361	100%	361
Philadelphia Courtyard (1)	Philadelphia, PA	Select	499	100%	499
San Francisco Courtyard Downtown (1)	San Francisco, CA	Select	410	100%	410
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100%	415
Pier House Resort	Key West, FL	Full	142	100%	142
Ritz-Carlton, St. Thomas (2)	St. Thomas, USVI	Full	180	100%	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100%	190
Hotel Yountville	Yountville, CA	Full	80	100%	80
Ritz-Carlton, Sarasota	Sarasota, FL	Full	266	100%	266
Ritz-Carlton, Lake Tahoe	Truckee, CA	Full	170	100%	170
Ground Lease Properties
Hilton La Jolla Torrey Pines (3)	La Jolla, CA	Full	394	75%	296
Bardessono Hotel (4)	Yountville, CA	Full	62	100%	62
Total			3,719		3,484
________

(1)	Announced plans to convert to Autograph Collection. These hotel properties will be full service upon conversion.

(2)
Due to the impact from hurricanes Irma and Maria, rooms counts at the Ritz-Carlton, St. Thomas were approximately 59 and 23 during the months of January 2019 and February 2019. In March 2019, the hotel property was closed for renovation reducing the room count to 0 at March 31, 2019. The hotel had 180 total rooms in service prior to the hurricanes.

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
At March 31, 2019, our total indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at March 31, 2019, would be approximately $2.6 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2019, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amounts totaling $50.0 million to hedge financial and capital market risk for upfront costs of $888,000, of which $4,000 has since been returned to us, and $884,000 remains held as collateral as of March 31, 2019. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.7 million at March 31, 2019.

We hold interest rate floors with notional amounts totaling $11.3 billion and strike rates ranging from (0.25)% to 2.00%. Our total exposure is capped at our initial total cost of $3.8 million. These instruments have termination dates ranging from June 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
During the quarter ended March 31, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption of the standard on January 1, 2019. Our property managers implemented software/tools to assist in calculating the right-of-use assets and lease liabilities to support the accounting at each property and we have implemented processes and controls to review the property level output on a quarterly basis. Additionally, we have implemented tools to calculate and controls to review our accounting for leases at the corporate level.
There have been no other changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of March 31, 2019, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2019, pursuant to this authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January1 to January 31	329		$—	(2)	—	$50,000,000
February 1 to February 28	229		$—	(2)	—	$50,000,000
March 1 to March 31	17,592	(1)	$11.63	(2)	—	$50,000,000
Total	18,150		$11.63		—
__________________

(1)
Includes 17,392 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

(2)	There is no cost associated with the forfeiture of 329, 229 and 200 restricted shares of our common stock in January, February and March, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statement of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	May 8, 2019	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 8, 2019	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer