Form 10-Q
period 2019-06-30
Braemar Hotels & Resorts Inc.
filed 2019-08-06
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	32,902,713
(Class)	Outstanding at August 2, 2019

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Investments in hotel properties, gross	$1,748,734	$1,562,806
Accumulated depreciation	(288,319)	(262,905)
Investments in hotel properties, net	1,460,415	1,299,901
Cash and cash equivalents	80,360	182,578
Restricted cash	70,064	75,910
Accounts receivable, net of allowance of $119 and $101, respectively	19,266	12,739
Inventories	2,321	1,862
Prepaid expenses	8,246	4,409
Investment in Ashford Inc., at fair value	6,195	10,114
Investment in unconsolidated entity	1,821	1,766
Derivative assets	911	772
Operating lease right-of-use assets	82,353	—
Other assets	10,847	13,831
Intangible assets, net	5,208	27,678
Due from related party, net	875	—
Due from third-party hotel managers	11,557	4,927
Total assets	$1,760,439	$1,636,487
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,047,681	$985,873
Accounts payable and accrued expenses	85,542	64,116
Dividends and distributions payable	9,334	8,514
Due to Ashford Inc.	4,030	4,001
Due to related party, net	—	224
Due to third-party hotel managers	3,154	1,633
Operating lease liabilities	60,779	—
Other liabilities	27,991	29,033
Total liabilities	1,238,511	1,093,394
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 shares issued and outstanding at June 30, 2019 and December 31, 2018	106,123	106,123
Redeemable noncontrolling interests in operating partnership	42,075	44,885
Equity:
Preferred stock, $0.01 value, 50,000,000 shares authorized:
Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	16	16
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,879,913 and 32,511,660 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	329	325
Additional paid-in capital	516,700	512,545
Accumulated deficit	(137,775)	(115,410)
Total stockholders’ equity of the Company	379,270	397,476
Noncontrolling interest in consolidated entities	(5,540)	(5,391)
Total equity	373,730	392,085
Total liabilities and equity	$1,760,439	$1,636,487
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Rooms	$75,121	$78,439	$151,852	$143,946
Food and beverage	25,790	25,393	57,904	48,893
Other	17,605	17,286	37,268	30,768
Total hotel revenue	118,516	121,118	247,024	223,607
Other	—	—	5	—
Total revenue	118,516	121,118	247,029	223,607
EXPENSES
Hotel operating expenses:
Rooms	16,833	16,652	33,815	31,570
Food and beverage	19,394	17,287	41,604	32,907
Other expenses	36,335	33,768	75,230	63,432
Management fees	4,166	4,501	8,582	8,118
Total hotel expenses	76,728	72,208	159,231	136,027
Property taxes, insurance and other	5,206	6,077	12,666	11,681
Depreciation and amortization	18,474	14,811	35,160	27,817
Impairment charges	—	59	—	71
Advisory services fee	4,397	4,880	10,421	10,124
Transaction costs	70	461	704	949
Corporate general and administrative	932	1,206	2,058	1,234
Total expenses	105,807	99,702	220,240	187,903
Gain (loss) on sale of assets and hotel properties	9	15,711	9	15,711
OPERATING INCOME (LOSS)	12,718	37,127	26,798	51,415
Equity in earnings (loss) of unconsolidated entity	(51)	(62)	(101)	(65)
Interest income	287	230	649	430
Other income (expense)	(139)	(63)	(256)	(126)
Interest expense and amortization of loan costs	(14,055)	(12,678)	(28,248)	(22,857)
Write-off of loan costs and exit fees	—	(4,176)	(312)	(4,178)
Unrealized gain (loss) on investment in Ashford Inc.	(4,626)	(6,024)	(3,919)	(5,496)
Unrealized gain (loss) on derivatives	654	(298)	(218)	(225)
INCOME (LOSS) BEFORE INCOME TAXES	(5,212)	14,056	(5,607)	18,898
Income tax (expense) benefit	(411)	(1,202)	(1,338)	(1,774)
NET INCOME (LOSS)	(5,623)	12,854	(6,945)	17,124
(Income) loss attributable to noncontrolling interest in consolidated entities	248	(89)	149	(47)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	865	(1,235)	1,305	(1,527)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(4,510)	11,530	(5,491)	15,550
Preferred dividends	(2,532)	(1,708)	(5,064)	(3,415)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,042)	$9,822	$(10,555)	$12,135
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.22)	$0.30	$(0.34)	$0.37
Weighted average common shares outstanding – basic	32,307	32,006	32,213	31,845
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.22)	$0.29	$(0.34)	$0.37
Weighted average common shares outstanding – diluted	32,307	38,588	32,213	31,853
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$(5,623)	$12,854	$(6,945)	$17,124
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(5,623)	12,854	(6,945)	17,124
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	248	(89)	149	(47)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	865	(1,235)	1,305	(1,527)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(4,510)	$11,530	$(5,491)	$15,550
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at March 31, 2019	1,600	$16	32,841	$328	$514,739	$(132,575)	$(5,292)	$377,216	4,966	$106,123	$51,010
Purchase of common stock	—	—	(13)	—	(182)	—	—	(182)	—	—	—
Equity-based compensation	—	—	—	—	1,377	—	—	1,377	—	—	644
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,336)	—	(5,336)	—	—	—
Dividends declared – preferred stock - Series B ($0.3437/share)	—	—	—	—	—	(1,707)	—	(1,707)	—	—	—
Dividends declared – preferred stock - Series D ($0.5156/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(769)
Redemption/conversion of operating partnership units	—	—	55	1	766	—	—	767	—	—	(767)
Net income (loss)	—	—	—	—	—	(4,510)	(248)	(4,758)	—	—	(865)
Redemption value adjustment	—	—	—	—	—	7,178	—	7,178	—	—	(7,178)
Balance at June 30, 2019	1,600	$16	32,880	$329	$516,700	$(137,775)	$(5,540)	$373,730	4,966	$106,123	$42,075

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	$44,885
Impact of adoption of new accounting standard (1)	—	—	—	—	—	(103)	—	(103)	—	—	—
Purchase of common stock	—	—	(30)	—	(384)	—	—	(384)	—	—	—
Equity-based compensation	—	—	—	—	2,355	—	—	2,355	—	—	1,194
Preferred stock offering costs			—	—	(13)	—		(13)	—	—	—
Issuance of restricted shares/units	—	—	237	2	(2)	—	—	—	—	—	7
Forfeiture of restricted common shares	—	—	(4)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.32/share)	—	—	—	—	—	(10,665)	—	(10,665)	—	—	—
Dividends declared – preferred stock - Series B ($0.6875/share)	—	—	—	—	—	(3,414)	—	(3,414)	—	—	—
Dividends declared – preferred stock - Series D ($1.0313/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,547)
Redemption/conversion of operating partnership units	—	—	165	2	2,199	—	—	2,201	—	—	(2,201)
Net income (loss)	—	—	—	—	—	(5,491)	(149)	(5,640)	—	—	(1,305)
Redemption value adjustment	—	—	—	—	—	(1,042)	—	(1,042)	—	—	1,042
Balance at June 30, 2019	1,600	$16	32,880	$329	$516,700	$(137,775)	$(5,540)	$373,730	4,966	$106,123	$42,075
_______________
(1) see notes 2 and 5.

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at March 31, 2018	—	$—	32,517	$325	$472,220	$(91,769)	$(4,795)	$375,981	4,966	$106,123	$46,259
Purchase of common stock	—	—	(12)	—	(129)	—	—	(129)	—	—	—
Equity-based compensation	—	—	—	—	854	—	—	854	—	—	588
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,272)	—	(5,272)	—	—	—
Dividends declared – preferred stock - Series B ($0.3437/share)	—	—	—	—	—	(1,708)	—	(1,708)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(539)	(539)	—	—	(822)
Net income (loss)	—	—	—	—	—	11,530	89	11,619	—	—	1,235
Redemption value adjustment	—	—	—	—	—	(558)	—	(558)	—	—	558
Balance at June 30, 2018	—	$—	32,502	$325	$472,945	$(87,777)	$(5,245)	$380,248	4,966	$106,123	$47,818

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at January 1, 2018	—	$—	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	4,966	$106,123	$46,627
Purchase of common stock	—	—	(19)	—	(203)	—	—	(203)	—	—	—
Equity-based compensation	—	—	—	—	3,303	—	—	3,303	—	—	732
Issuance of restricted shares/units	—	—	406	4	54	—	—	58	—	—	18
Forfeiture of restricted common shares	—	—	(5)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.32/share)	—	—	—	—	—	(10,547)	—	(10,547)	—	—	—
Dividends declared – preferred stock - Series B ($0.6875/share)	—	—	—	—	—	(3,415)	—	(3,415)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(539)	(539)	—	—	(1,644)
Net income (loss)	—	—	—	—	—	15,550	47	15,597	—	—	1,527
Redemption value adjustment	—	—	—	—	—	(558)	—	(558)	—	—	558
Balance at June 30, 2018	—	$—	32,502	$325	$472,945	$(87,777)	$(5,245)	$380,248	4,966	$106,123	$47,818
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,945)	$17,124
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	35,160	27,817
Equity-based compensation	3,549	4,035
Bad debt expense	166	109
Amortization of loan costs	2,201	2,063
Write-off of loan costs and exit fees	312	4,178
Amortization of intangibles	237	92
Amortization of non-refundable membership initiation fees	(67)	(5)
Interest expense accretion on refundable membership club deposits	438	150
(Gain) loss on sale of hotel properties	(9)	(15,711)
Impairment charges	—	71
Unrealized (gain) loss on investment in Ashford Inc.	3,919	5,496
Realized and unrealized (gain) loss on derivatives	358	225
Net settlement of trading derivatives	(175)	(290)
Equity in (earnings) loss of unconsolidated entity	101	65
Deferred income tax expense (benefit)	592	122
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	(5,325)	(4,525)
Prepaid expenses and other assets	(3,147)	3,249
Accounts payable and accrued expenses	6,336	(3,239)
Operating lease right-of-use assets	170	—
Due to/from related party, net	(1,099)	(252)
Due to/from third-party hotel managers	1,066	2,085
Due to/from Ashford Inc.	(381)	(603)
Operating lease liabilities	(86)	—
Other liabilities	(4,892)	(3,595)
Net cash provided by (used in) operating activities	32,479	38,661

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	—	24,663
Acquisition of hotel properties, net of cash and restricted cash acquired	(111,751)	(177,875)
Investment in unconsolidated entity	(156)	(2,000)
Net proceeds from sale of assets and hotel properties	1,420	65,336
Improvements and additions to hotel properties	(72,707)	(32,423)
Net cash provided by (used in) investing activities	(183,194)	(122,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	249,000	575,000
Repayments of indebtedness	(187,086)	(399,312)
Payments of loan costs and exit fees	(2,440)	(9,406)
Payments for derivatives	(62)	(348)
Purchase of common stock	(202)	(203)
Payments for dividends and distributions	(16,456)	(15,122)
Preferred stock offering costs	(110)	—
Other	7	18
Net cash provided by (used in) financing activities	42,651	150,627
Net change in cash, cash equivalents and restricted cash	(108,064)	66,989
Cash, cash equivalents and restricted cash at beginning of period	258,488	185,342
Cash, cash equivalents and restricted cash at end of period	$150,424	$252,331

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$25,427	$21,976
Income taxes paid (refund)	(494)	704
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock purchases accrued but not paid	$182	$—
Dividends and distributions declared but not paid	9,334	8,572
Capital expenditures accrued but not paid	16,396	3,658
Non-cash dividends paid	—	58

	Six Months Ended June 30,
	2019	2018
Non-cash settlement of note receivable	—	8,098
Non-cash settlement of TIF loan	—	8,098
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$182,578	$137,522
Restricted cash at beginning of period	75,910	47,820
Cash, cash equivalents and restricted cash at beginning of period	$258,488	$185,342

Cash and cash equivalents at end of period	$80,360	$169,235
Restricted cash at end of period	70,064	83,096
Cash, cash equivalents and restricted cash at end of period	$150,424	$252,331
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2019, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Hospitality Trust, Inc. (“Ashford Trust”), managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties. On May 31, 2019, Ashford Inc., the parent company of Ashford LLC, entered into an agreement to acquire the hotel management business of Remington Holdings, L.P. (as amended by the First Amendment thereto dated July 17, 2019, the “Combination Agreement”).
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, audio visual services, debt placement services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
The accompanying condensed consolidated financial statements include the accounts of such wholly-owned and majority-owned subsidiaries of Braemar OP that as of June 30, 2019, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of June 30, 2019, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of June 30, 2019, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019;

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
Investment in Ashford Inc.—We hold approximately 195,000 shares of Ashford Inc. common stock, which represented approximately 7.9% of the outstanding common stock in Ashford Inc., with a fair value of $6.2 million at June 30, 2019. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Investment in Unconsolidated Entity—Investment in unconsolidated entity, in which we have ownership interest of 8.4% at June 30, 2019, is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and six months ended June 30, 2019 and 2018.
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
Recently Adopted Accounting Standards— In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under the new standard, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee.
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
The adoption of this standard has resulted in the recognition of ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $60.6 million as well as a corresponding operating lease ROU asset of $82.5 million, which includes, among other things, the reclassified intangible assets of $22.3 million. The standard did not have a material impact on our condensed consolidated statements of operations and statements of cash flows. See related disclosures in note 5.
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
For the three and six months ended June 30, 2019, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $6.6 million and $12.6 million, respectively. For the three and six months ended June 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $5.2 million and $10.1 million, respectively. Additionally, during the three and six months ended June 30, 2018, the Company recorded revenue of $190,000 and $1.9 million, respectively, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For the three and six months ended June 30, 2018, the Company recorded $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. No such revenue was recorded for the three and six months ended June 30, 2019.
Taxes specifically collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended June 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$26,549	$7,956	$3,526	$—	$38,031
Colorado	1	1,376	1,416	1,728	—	4,520
Florida	2	11,444	6,591	4,181	—	22,216
Illinois	1	8,229	2,408	406	—	11,043
Pennsylvania	1	7,257	905	254	—	8,416
Washington	1	7,901	1,606	425	—	9,932
Washington, D.C.	1	12,363	4,430	436	—	17,229
USVI	1	2	478	6,649	—	7,129
Total	13	$75,121	$25,790	$17,605	$—	$118,516

	Three Months Ended June 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$23,535	$5,649	$2,379	$—	$31,563
Colorado	1	1,761	1,745	1,731	—	5,237
Florida	2	10,807	7,053	3,172	—	21,032
Illinois	1	7,783	2,569	371	—	10,723
Pennsylvania	1	8,351	1,719	303	—	10,373
Washington	1	9,050	1,701	361	—	11,112
Washington, D.C.	1	12,791	3,896	337	—	17,024
USVI	1	1,472	132	5,253	—	6,857
Sold hotel properties	1	2,889	929	3,379	—	7,197
Total	13	$78,439	$25,393	$17,286	$—	$121,118

	Six Months Ended June 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$56,463	$18,121	$7,452	$—	$82,036
Colorado	1	10,973	6,252	5,394	—	22,619
Florida	2	26,440	14,687	9,003	—	50,130
Illinois	1	11,552	3,546	702	—	15,800
Pennsylvania	1	11,494	1,713	483	—	13,690
Washington	1	13,017	3,421	807	—	17,245
Washington, D.C.	1	21,071	8,991	818	—	30,880
USVI	1	842	1,173	12,609	—	14,624
Corporate entities	—	—	—	—	5	5
Total	13	$151,852	$57,904	$37,268	$5	$247,029

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$42,639	$12,954	$5,854	$—	$61,447
Colorado	1	11,558	6,564	5,274	—	23,396
Florida	2	16,280	7,856	3,923	—	28,059
Illinois	1	11,202	3,820	581	—	15,603
Pennsylvania	1	14,504	2,892	600	—	17,996
Washington	1	14,552	3,365	626	—	18,543
Washington, D.C.	1	21,752	8,236	620	—	30,608
USVI	1	3,288	331	9,799	—	13,418
Sold hotel properties	1	8,171	2,875	3,491	—	14,537
Total	13	$143,946	$48,893	$30,768	$—	$223,607
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$455,298	$428,567
Buildings and improvements	1,095,153	989,180
Furniture, fixtures and equipment	118,017	103,025
Construction in progress	80,266	42,034
Total cost	1,748,734	1,562,806
Accumulated depreciation	(288,319)	(262,905)
Investments in hotel properties, net	$1,460,415	$1,299,901
Ritz-Carlton, Lake Tahoe
On January 15, 2019, the Company acquired a 100% interest in the 170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $120.0 million. The Company incurred $640,000 in acquisition costs. In connection with the acquisition the Company completed the financing of a $54.0 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. See note 8.
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

Land (1)	$26,731
Buildings and improvements	89,569
Furniture, fixtures and equipment	2,034
$118,334
Capital reserves	6,117
Key money	(3,811)
$120,640
Net other assets (liabilities)	$510
________

(1)	Amount includes the value of a 3.4-acre parking lot adjacent to the hotel which could be used for future development of luxury town homes.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenue	$5,927	$19,418
Net income (loss)	$(3,202)	$(174)
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
For the three and six months ended June 30, 2019, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $6.6 million and $12.6 million, respectively. For the three and six months ended June 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $5.2 million and $10.1 million, respectively. These revenues are included in “other” hotel revenue in our condensed consolidated statements of operations. During both the three and six months ended June 30, 2018, the Company received $34.0 million from our insurance carriers for property damage and business interruption from the hurricanes. The Company received proceeds of $8.3 million for both the three and six months ended June 30, 2019.
Additionally, during the three and six months ended June 30, 2018, the Company recorded revenue of $190,000 and $1.9 million, respectively, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires, which is included in “other” hotel revenue in our condensed consolidated statements of operations. During the three and six months ended June 30, 2018, we recorded impairment charges of $59,000 and $71,000, respectively, as a result of a change in estimate of property damage as a result of the hurricanes at the Key West Pier House and the Tampa Renaissance. There was no impairment charge recorded for the three and six months ended June 30, 2019. As of June 30, 2019, the Company had a net liability of $12.9 million, included in “other liabilities” on the condensed consolidated balance sheet, as it has received insurance proceeds in excess of the sum of its impairment, remediation expenses and business interruption revenue recorded through June 30, 2019. The Company will not record revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.
5. Leases
On January 1, 2019, we adopted ASC 842 on a modified retrospective basis. We elected the practical expedients which allowed us to apply the new guidance at its effective date on January 1, 2019 without adjusting the comparative prior period financial statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.
The adoption of this standard has resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $60.6 million as well as a corresponding operating lease ROU asset of $82.5 million, which includes, among other things, the reclassified intangible assets of $22.3 million. The standard did not have a material impact on our condensed consolidated statements of operations and statements of cash flows.
The majority of our leases are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of June 30, 2019.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2019, our leased assets and liabilities consisted of the following (in thousands):

June 30, 2019
Assets
Operating lease right-of-use assets	$82,353
Liabilities
Operating lease liabilities	$60,779
We incurred the following lease costs related to our operating leases (in thousands):

		Three Months Ended	Six Months Ended
	Classification	June 30, 2019	June 30, 2019
Operating lease cost (1)	Hotel operating expenses - other	$1,419	$2,802
_______________________________________
(1) Includes approximately $371,000 and $694,000 of variable lease cost associated with the ground leases for the three and six months ended June 30, 2019, respectively. This also includes $118,000 and $237,000 of amortization costs related to the intangible assets that was reclassified upon adoption of ASC 842 for the three and six months ended June 30, 2019, respectively. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

Six Months Ended June 30,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$1,596
Weighted Average Remaining Lease Term
Operating leases (1)	47 years
Weighted Average Discount Rate
Operating leases (1)	4.96%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and discount rates of the ground leases.
Future minimum lease payments due under non-cancellable leases as of June 30, 2019 were as follows (in thousands):

Operating Leases
2019	$1,596
2020	3,208
2021	3,220
2022	3,189
2023	3,191
Thereafter	150,980
Total future minimum lease payments	165,384
Less: interest	(104,605)
Present value of lease liabilities	$60,779

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Future minimum lease payments due under non-cancellable leases under ASC 840 as of December 31, 2018 were as follows (in thousands):

2019	$3,161
2020	3,156
2021	3,152
2022	3,164
2023	3,177
Thereafter	151,244
Total	$167,054
Enhanced Return Funding Program
We lease certain assets from Ashford Inc. under the Enhanced Return Funding Program. See note 18.
6. Hotel Dispositions
On June 1, 2018, the Company sold the Tampa Renaissance hotel for $68.0 million in cash. The sale resulted in a gain of $15.7 million for the year ended December 31, 2018 and was included in “gain (loss) on sale of assets and hotel properties” in our condensed consolidated statements of operations. Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our condensed consolidated financial statements.
We included the results of operations of this hotel property through the date of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and six months ended June 30, 2018. The following table includes the condensed financial information from this hotel property (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Total hotel revenue	$7,197	$14,537
Total hotel operating expenses	(2,521)	(7,499)
Property taxes, insurance and other	(217)	(486)
Depreciation and amortization	(357)	(1,294)
Impairment charges	—	(12)
Gain (loss) on sale of hotel properties	15,711	15,711
Operating income (loss)	19,813	20,957
Interest expense and amortization of loan costs	(303)	(791)
Income (loss) before income taxes	19,510	20,166
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,179)	(2,253)
Income (loss) before income taxes attributable to the Company	$17,331	$17,913
7. Investment in Unconsolidated Entity
Ashford Inc.
As of June 30, 2019 and December 31, 2018, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share of Ashford Inc. common stock on the NYSE American LLC was $31.79 and $51.90 as of June 30, 2019 and December 31, 2018, respectively. This represented an approximate 7.9% and 8.1% ownership interest in the outstanding common stock of Ashford Inc. for June 30, 2019 and December 31, 2018, respectively. See notes 11 and 12.
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
The following tables summarize the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, and the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2019	December 31, 2018
Total assets	$418,178	$379,005
Total liabilities	142,743	108,726
Series B cumulative convertible preferred stock	201,822	200,847
Redeemable noncontrolling interests	3,615	3,531
Total stockholders’ equity of Ashford Inc.	69,588	65,443
Noncontrolling interests in consolidated entities	410	458
Total equity	69,998	65,901
Total liabilities and equity	$418,178	$379,005
Our investment in Ashford Inc., at fair value	$6,195	$10,114
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$63,466	$54,811	$126,786	$102,979
Total operating expenses	(62,523)	(43,941)	(123,301)	(97,145)
Operating income (loss)	943	10,870	3,485	5,834
Equity in earnings (loss) of unconsolidated entities	(298)	—	(573)	—
Interest expense and loan amortization cost	(515)	(185)	(881)	(351)
Other income (expense)	(33)	(148)	(66)	(75)
Income tax (expense) benefit	(426)	(1,605)	(1,726)	(2,311)
Net income (loss)	(329)	8,932	239	3,097
(Income) loss from consolidated entities attributable to noncontrolling interests	131	118	294	291
Net (income) loss attributable to redeemable noncontrolling interests	310	(90)	289	(151)
Net income (loss) attributable to Ashford Inc.	$112	$8,960	$822	$3,237
Preferred dividends	(2,791)	—	(5,583)	—
Amortization of preferred stock discount	(484)	—	(975)	—
Net income attributable to common stockholders	$(3,163)	$8,960	$(5,736)	$3,237
Our unrealized gain (loss) on investment in Ashford Inc.	$(4,626)	$(6,024)	$(3,919)	$(5,496)

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
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app for keyless entry into hotel guest rooms. Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2019	December 31, 2018
Carrying value of the investment in OpenKey (in thousands)	$1,821	$1,766
Ownership interest in OpenKey	8.4%	8.2%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
Equity in earnings (loss) of unconsolidated entity	$(51)	$(62)	$(101)	$(65)
8. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	June 30, 2019	December 31, 2018
Secured revolving credit facility (3)	None	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR (1) + 2.25% to 3.50%	$—	$—
Mortgage loan (4)	Capital Hilton	November 2019	LIBOR(1) + 2.65%	—	187,086
	Hilton La Jolla Torrey Pines
Mortgage loan (5)	Ritz-Carlton, St. Thomas	December 2019	LIBOR (1) + 4.95%	42,000	42,000
Mortgage loan (6)	Pier House Resort	March 2020	LIBOR (1) + 2.25%	70,000	70,000
Mortgage loan (7)	Park Hyatt Beaver Creek	April 2020	LIBOR (1) + 2.75%	67,500	67,500
Mortgage loan	The Notary Hotel	June 2020	LIBOR (1) + 2.16%	435,000	435,000
	Courtyard San Francisco Downtown
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan	Hotel Yountville	May 2022	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan	Bardessono Hotel	August 2022	LIBOR (1) + 2.55%	40,000	40,000
Mortgage loan	Ritz-Carlton, Sarasota	April 2023	LIBOR (1) + 2.65%	100,000	100,000
Mortgage loan	Ritz-Carlton, Lake Tahoe	January 2024	LIBOR (1) + 2.10%	54,000	—
Mortgage loan (4)	Capital Hilton	February 2024	LIBOR (1) + 1.70%	195,000	—
	Hilton La Jolla Torrey Pines
				1,054,500	992,586
Deferred loan costs, net				(6,819)	(6,713)
Indebtedness, net				$1,047,681	$985,873
__________________

(1)	LIBOR rates were 2.398% and 2.503% at June 30, 2019 and December 31, 2018, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

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
On May 23, 2018, the Company refinanced two mortgage loans with an outstanding balance of $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by four hotels: The Notary Hotel, Marriott Seattle Waterfront, Courtyard San Francisco Downtown, and Sofitel Chicago Magnificent Mile.
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
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(4,510)	$11,530	$(5,491)	$15,550
Less: Dividends on preferred stock	(2,532)	(1,708)	(5,064)	(3,415)
Less: Dividends on common stock	(5,173)	(5,122)	(10,331)	(10,238)
Less: Dividends on unvested performance stock units	(75)	(72)	(150)	(144)
Less: Dividends on unvested restricted shares	(88)	(78)	(184)	(165)
Less: Net (income) loss allocated to unvested restricted shares	—	(70)	—	(24)
Undistributed net income (loss) allocated to common stockholders	(12,378)	4,480	(21,220)	1,564
Add back: Dividends on common stock	5,173	5,122	10,331	10,238
Distributed and undistributed net income (loss) - basic	$(7,205)	$9,602	$(10,889)	$11,802
Dividends on preferred stock	—	1,708	—	—
Distributed and undistributed net income (loss) - diluted	$(7,205)	$11,310	$(10,889)	$11,802

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	32,307	32,006	32,213	31,845
Effect of assumed conversion of preferred stock	—	6,569	—	—
Advisory services incentive fee shares	—	13	—	8
Weighted average common shares outstanding – diluted	32,307	38,588	32,213	31,853

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.22)	$0.30	$(0.34)	$0.37
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.22)	$0.29	$(0.34)	$0.37
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$88	$148	$184	$189
Income (loss) allocated to unvested performance stock units	75	72	150	144
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(865)	1,235	(1,305)	1,527
Dividends on preferred stock - Series B	1,707	—	3,414	3,415
Total	$1,005	$1,455	$2,443	$5,275
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	52	41	70	45
Effect of unvested performance stock units	166	—	227	8
Effect of assumed conversion of operating partnership units	4,181	4,114	4,262	4,119
Effect of assumed conversion of preferred stock - Series B	6,569	—	6,569	6,569
Effect of advisory services incentive fee shares	73	—	73	—
Total	11,041	4,155	11,201	10,741

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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Six Months Ended June 30,
Interest rate caps:	2019	2018
Notional amount (in thousands)	$228,500	$685,000
Strike rate low end of range	3.00%	2.43%
Strike rate high end of range	7.80%	7.80%
Effective date range	January 2019 - April 2019	February 2018 - May 2018
Termination date range	March 2020 - February 2021	March 2019 - June 2020
Total cost of interest rate caps (in thousands)	$62	$348

Interest rate floors:
Notional amount (in thousands)	$2,000,000	$—
Strike rate	1.63%	—%
Effective date	January 2019	n/a
Termination date	March 2020	n/a
Total cost of interest rate floors (in thousands)	$75	$—
_______________
No instruments were designated as cash flow hedges for during the six months ended June 30, 2019 and 2018.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	June 30, 2019	December 31, 2018
Notional amount (in thousands)	$845,500	$1,292,500
Strike rate low end of range	3.00%	2.43%
Strike rate high end of range	7.80%	11.61%
Effective date range	August 2017 - April 2019	January 2017 - December 2018
Termination date range	September 2019 - February 2021	January 2019 - June 2020
Aggregate principal balance on corresponding mortgage loans (in thousands)	$845,500	$805,500

Interest rate floors: (1) (2)
Notional amount (in thousands)	$9,000,000	$10,850,000
Strike rate low end of range	(0.25)%	(0.25)%
Strike rate high end of range	2.00%	2.00%
Effective date range	July 2015 - January 2019	July 2015 - July 2018
Termination date range	September 2019 - July 2020	March 2019 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of June 30, 2019, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.5 million as of June 30, 2019. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2019, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 2.398% to 1.440% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values of hedge and non-hedge designated derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
June 30, 2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$908	$—	$(624)	$284
Interest rate derivatives - caps	—	1	—	—	1
Credit default swaps	—	(228)	—	854	626
	—	681	—	230	911	(2)
Non-derivative assets:
Investment in Ashford Inc.	6,195	—	—	—	6,195
Total	$6,195	$681	$—	$230	$7,106

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$76	$—	$73	$149
Interest rate derivatives - caps	—	20	—	—	20
Credit default swaps	—	546	—	57	603
	—	642	—	130	772	(2)
Non-derivative assets:
Investment in Ashford Inc.	10,114	—	—	—	10,114
Total	$10,114	$642	$—	$130	$10,886
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$734		$(57)		$666		$(84)
Interest rate derivatives - caps	(10)		(256)		(81)		(261)
Credit default swaps	(145)	(1)	15	(1)	(943)	(1)	120	(1)
Total derivative assets	$579		$(298)		$(358)		$(225)

Non-derivative assets:
Investment in Ashford Inc.	(4,626)		(6,024)		(3,919)		(5,496)
Total	$(4,047)		$(6,322)		$(4,277)		$(5,721)
Total combined
Interest rate derivatives - floors	$809		$(57)		$806		$(84)
Interest rate derivatives - caps	(10)		(256)		(81)		(261)
Credit default swaps	(145)		15		(943)		120
Unrealized gain (loss) on derivatives	654		(298)		(218)		(225)
Realized gain (loss) on interest rate floors	(75)	(2)	—		(140)	(2)	—
Unrealized gain (loss) on investment in Ashford Inc.	(4,626)		(6,024)		(3,919)		(5,496)
Net	$(4,047)		$(6,322)		$(4,277)		$(5,721)
_______________

(1)
Excludes costs associated with credit default swaps of $63 for both the three months ended June 30, 2019 and 2018 and $126 for both the six months ended June 30, 2019 and 2018, respectively, that’s included in “other income (expense)” in our condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$6,195	$6,195	$10,114	$10,114
Derivative assets	911	911	772	772
Financial assets not measured at fair value:
Cash and cash equivalents	$80,360	$80,360	$182,578	$182,578
Restricted cash	70,064	70,064	75,910	75,910
Accounts receivable, net	19,266	19,266	12,739	12,739
Due from related party, net	875	875	—	—
Due from third-party hotel managers	11,557	11,557	4,927	4,927
Financial liabilities not measured at fair value:
Indebtedness	$1,054,500	$988,337 to $1,092,374	$992,586	$936,904 to $1,035,526
Accounts payable and accrued expenses	85,542	85,542	64,116	64,116
Dividends and distributions payable	9,334	9,334	8,514	8,514
Due to Ashford Inc.	4,030	4,030	4,001	4,001
Due to related party, net	—	—	224	224
Due to third-party hotel managers	3,154	3,154	1,633	1,633
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 93.7% to 103.6% of the carrying value of $1.1 billion at June 30, 2019, and approximately 94.4% to 104.3% of the carrying value of $992.6 million at December 31, 2018. This is considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Braemar OP, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (the “common units”) and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either: (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
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
The compensation committee of the board of directors of the Company approves the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if and when the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of June 30, 2019, there were approximately 552,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. Following the adoption of ASU 2018-07, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of June 30, 2019, we have issued a total of 1.3 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 89,000 LTIP units and 60,000 Performance LTIP units issued from March 2015 to February 2019 had reached full economic parity with, and are convertible into, common units.
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Type	Line Item	2019	2018	2019	2018
Performance LTIP units	Advisory services fee	$293	$286	$550	$294
LTIP units	Advisory services fee	351	302	644	438
		$644	$588	$1,194	$732
The unamortized cost of the unvested Performance LTIP units of $1.6 million at June 30, 2019, will be expensed over a period of 2.5 years with a weighted average period of 1.1 years.
The unamortized cost of the unvested LTIP units of $2.3 million at June 30, 2019, will be amortized over a period of 2.7 years with a weighted average period of 1.9 years.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common units converted to stock	55	—	165	—
Fair value of common units converted	$767	$—	$2,201	$—
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2019	December 31, 2018
Redeemable noncontrolling interests in Braemar OP	$42,075	$44,885
Adjustments to redeemable noncontrolling interests (1)	$573	$23
Ownership percentage of operating partnership	10.94%	11.22%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$865	$(1,235)	$1,305	$(1,527)
Aggregate distributions to holders of common units, LTIP units and performance LTIP units	769	822	1,547	1,644
14. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Common stock dividends declared	$5,336	$5,200	$10,665	$10,403
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the compensation expense for PSUs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
Advisory services fee	$671	$292	$1,081	$1,869
During the six months ended June 30, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
As of June 30, 2019, we had unamortized compensation expense of $5.4 million related to PSUs which is expected to be recognized over a period of 2.5 years with a weighted average period of 1.8 years.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which immediately vests.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2019	2018	2019	2018
Advisory services fee	$646	$498	$1,156	$1,323
Management fees	41	64	80	111
Corporate general and administrative - Premier	19	—	38	—
	$706	$562	$1,274	$1,434
During the six months ended June 30, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
At June 30, 2019, the unamortized cost of the unvested shares of restricted stock was $5.7 million, which will be expensed over a period of 2.7 years with a weighted average period of 2.2 years, and have vesting dates between February 2020 and February 2022.
8.25% Series D Cumulative Preferred Stock Dividends—The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Series D Cumulative Preferred Stock	$825	$—	$1,650	$—
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were repurchased during the three and six months ended June 30, 2019 and 2018, pursuant to this authorization. As of June 30, 2019, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
At-the-Market Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million. As of June 30, 2019, no shares of our common stock have been sold under this program.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(5.5) million and $(5.4) million at June 30, 2019 and December 31, 2018, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the (income) loss allocated to noncontrolling interest in consolidated entities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Income) loss attributable to noncontrolling interest in consolidated entities	$248	$(89)	$149	$(47)
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
At June 30, 2019, we had 5.0 million outstanding shares of Series B Convertible Preferred Stock that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The Series B Convertible Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Series B Convertible Preferred Stock	$1,707	$1,708	$3,414	$3,415

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2019, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under property management agreements for our hotel properties existing at June 30, 2019, we pay a monthly property management fee equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2019 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2015 through 2018 remain subject to potential examination by certain federal and state taxing authorities.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2019 and December 31, 2018, all of our hotel properties were in the U.S. and its territories.
18. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our Chairman, Mr. Monty J. Bennett, also serves as Chairman of the board of directors and Chief Executive Officer of Ashford Inc. Under our advisory agreement, we pay advisory fees to Ashford LLC. Through December 31, 2018, we were required to pay Ashford LLC a monthly base fee that is 1/12th the sum of (i) 0.70% of our total market capitalization for the prior month plus the Key Money Asset Management Fee (as defined in our advisory agreement), subject to a minimum monthly base fee, as payment for managing our day-to-day operations in accordance with our investment guidelines. Total market capitalization included the aggregate principal amount of our consolidated indebtedness (including our proportionate share of the debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt).
On January 15, 2019, the Company entered into Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with Ashford Inc. (“Amendment No. 1”). Amendment No. 1 revised the formula for calculating the base fee to be equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the 5th business day of each month.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advisory services fee
Base advisory fee	$2,860	$2,313	$5,520	$4,420
Reimbursable expenses (1)	681	499	1,261	919
Equity-based compensation (2)	1,961	1,377	3,431	3,924
Incentive fee	(1,105)	691	209	861
Total	$4,397	$4,880	$10,421	$10,124
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar is entitled to receive $10.3 million from Ashford LLC in the form of future purchases of FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free. As of June 30, 2019, the Company sold $1.4 million of hotel FF&E from a Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. Ashford LLC has remitted payment of $1.4 million to the Company. In accordance with ASC 842, the Company evaluated the transaction and concluded that the transaction qualified as a sale. As a result, the Company recorded a gain of $9,000 for both the three and six months ended June 30, 2019 in conjunction with the sale and derecognized the assets. Additionally, under the applicable accounting guidance in ASC 842, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents as the related party lease has no economic substance because the related party lease is provided rent free.

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
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, has a right to provide products or services to us or our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts recorded by us for those services and the applicable classification on our condensed consolidated financial statements (in thousands):

		Three Months Ended June 30, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Corporate General and Administrative
Ashford LLC	Insurance claims services	$35	$—	$—	$—	$—	$—	$35
J&S Audio Visual	Audio visual services	121	—	—	121	—	—	—
OpenKey	Mobile key app	7	—	—	—	7	—	—
Premier	Project management services	1,687	1,534	—	—	—	153	—
Pure Wellness	Hypoallergenic premium rooms	47	36	—	—	11	—	—
RED Leisure	Watersport activities and travel/transportation services	180	—	—	—	180	—	—

		Six Months Ended June 30, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Corporate General and Administrative
Ashford LLC	Insurance claims services	$65	$—	$—	$—	$—	$—	$65
J&S Audio Visual	Audio visual services	200	—	—	200	—	—	—
Lismore Capital	Debt placement services	275	—	(275)	—	—	—	—
OpenKey	Mobile key app	12	—	—	—	12	—	—
Premier	Project management services	5,240	4,975	—	—	—	265	—
Pure Wellness	Hypoallergenic premium rooms	76	53	—	—	23	—	—
RED Leisure	Watersport activities and travel/transportation services	360	—	—	—	360	—	—

		Three Months Ended June 30, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
Ashford LLC	Insurance claims services	$31	$—	$—	$—	$31
OpenKey	Mobile key app	4	—	—	4	—
Pure Wellness	Hypoallergenic premium rooms	10	—	—	10	—
RED Leisure	Watersport activities and travel/transportation services	180	—	—	180	—
Lismore Capital	Debt placement services	999	—	(999)	—	—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Six Months Ended June 30, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
Ashford LLC	Insurance claims services	$69	$—	$—	$—	$69
OpenKey	Mobile key app	12	—	—	12	—
Pure Wellness	Hypoallergenic premium rooms	19	—	—	19	—
RED Leisure	Watersport activities and travel/transportation services	360	—	—	360	—
Lismore Capital	Debt placement services	999	—	(999)	—	—
________

(1)	Recorded in furniture, fixtures and equipment and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	June 30, 2019	December 31, 2018
Ashford LLC	Advisory services	$2,009	$2,264
Ashford LLC	Insurance claims services	35	37
J&S Audio Visual	Audio visual services	91	—
OpenKey	Mobile key app	1	13
Premier	Project management services	1,854	1,657
Pure Wellness	Hypoallergenic premium rooms	36	30
RED Leisure	Watersports activities and travel/transportation services	4	—
		$4,030	$4,001
In 2015, $2.0 million of key money consideration was invested in furniture, fixtures and equipment by Ashford LLC to be used by Braemar, which represented all of the key money consideration for the Bardessono Hotel. Upon adoption of ASC 842, we evaluated this arrangement, which is accounted for as a lease that will expire in 2020. Under the applicable accounting guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense for rents.
Remington Lodging
On August 8, 2018, Ashford Inc. completed the acquisition of Premier. As a result of Ashford Inc.’s acquisition, the project management services are no longer provided by Remington Lodging and are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar. Remington Lodging continues to provide property management services to the Company with respect to three of our thirteen hotel properties.
At June 30, 2019, Remington Lodging managed three of our thirteen hotel properties and we incurred the following fees related to the management agreements with the related party (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Property management fees, including incentive property management fees	$458	$458	$867	$896
Market service and project management fees	—	1,128	—	2,497
Corporate general and administrative expenses	91	83	178	165
Total	$549	$1,669	$1,045	$3,558
Certain employees of Remington Lodging, who perform work on behalf of Braemar, were granted shares of restricted stock under the Braemar Stock Plan. These share grants were accounted for under the applicable accounting guidance related to share-based payments granted to non-employees and are recorded as a component of “management fees” in our condensed consolidated statements of operations (in thousands).

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$41	$64	$80	$111
The unamortized compensation expense of these grants was $276,000 as of June 30, 2019, which will be amortized over a period of 2.7 years.
19. Subsequent Events
On July 1, 2019, in connection with the initial $10.3 million ERFP obligation from Ashford LLC associated with the acquisition of the Ritz-Carlton, Lake Tahoe, the Company sold the remaining $8.9 million of hotel FF&E at a Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. Ashford LLC has also remitted payment of $8.9 million to the Company.
On August 5, 2019, the Company refinanced its mortgage loan with an outstanding balance of $42.0 million with a new $42.5 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 4.95% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Ritz-Carlton St. Thomas.

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
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2019, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2019, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which is beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Hospitality Trust, Inc. (“Ashford Trust”), managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology. Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2019, owned approximately 314,685 shares of Ashford Inc. common stock, which represented an approximate 12.7% ownership interest in Ashford Inc., and owned 7,520,000 shares of Ashford Inc. Series B Convertible Preferred Stock, which is exercisable (at an exercise price of $140 per share) into an additional approximate 1,342,857 shares of Ashford Inc. common stock, which if exercised as of June 30, 2019 would have increased the Bennett’s ownership interest in Ashford Inc. to 43.4%.

Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended June 30, 2019, are as follows (in thousands):

Revenues	$27,865
Expenses	(9,728)
Net Earnings	$18,137
Additional Developments
On January 15, 2019, the Company acquired a 100% interest in the 170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $120.0 million. The Company incurred $640,000 in acquisition costs. In connection with the acquisition the Company completed the financing of a $54.0 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The loan is interest-only, bears interest at LIBOR + 2.10%, and has a five year term.
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar is entitled to receive $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free. As of June 30, 2019, we received $1.4 million from Ashford LLC in exchange for purchases of hotel FF&E at a Braemar hotel property that was leased to us by Ashford LLC rent free. On July 1, 2019, the Company sold the remaining $8.9 million of hotel FF&E at a Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. Ashford LLC has also remitted payment of $8.9 million to the Company.
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
On July 19, 2019, we filed an Amendment No. 2 to our Schedule 13D with the SEC (as amended, the “Schedule 13D”). As disclosed in the Schedule 13D, each party’s obligation to consummate the transactions contemplated by the Combination Agreement is subject to certain conditions, including, among other things: (i) the receipt of a private letter ruling from the Internal Revenue Service that Ashford Hospitality Services LLC, a subsidiary of Ashford Inc., will not fail to qualify as an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the Code with respect to specified clients solely as a result of (a) Ashford Hospitality Services LLC being a brother-sister affiliate of Ashford Hospitality Advisors LLC, or (b) the taxable REIT subsidiaries (within the meaning of Code Section 856(i.c.l)) of such clients receiving specified incentives from Ashford Hospitality Advisors LLC; and (ii) the completion of the divestiture by Ashford Trust and Braemar of their securities of Ashford Inc. in a manner that complies with the private letter ruling.

Braemar, acting at the direction of a committee of independent directors of Braemar, who are independent within the meaning of applicable rules of the NYSE and do not have a material financial interest within the meaning of Section 2-419 of the Maryland General Corporation Law in the transactions contemplated by the Combination Agreement, intends, as of the date of the Schedule 13D, to vote or cause to be voted all of the shares beneficially owned by Braemar in favor of each proposal presented to the stockholders at the Ashford Inc. special meeting of stockholders to consider and vote upon on the transactions contemplated by the Combination Agreement; and, intends, as of the date of the Schedule 13D, to divest (or cause the divestiture) of all of the securities of Ashford Inc. beneficially owned by Braemar as required by the closing conditions set forth in the Combination Agreement.
Key Indicators of Operating Performance
We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:

•
Occupancy. Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period.

•
ADR. ADR means average daily rate and is calculated by dividing total hotel rooms revenues by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate.

•
RevPAR. RevPAR means revenue per available room and is calculated by multiplying ADR by the average daily occupancy. RevPAR is one of the commonly used measures within the hotel industry to evaluate hotel operations. RevPAR does not include revenues from food and beverage sales or parking, telephone or other non-rooms revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.

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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 63.4% and 61.5% of our total hotel revenue for the three and six months ended June 30, 2019, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use funds from operations (“FFO”), Adjusted FFO, earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) and Adjusted EBITDAre as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Revenue
Rooms	$75,121	$78,439	$(3,318)	(4.2)%
Food and beverage	25,790	25,393	397	1.6
Other	17,605	17,286	319	1.8
Total revenue	118,516	121,118	(2,602)	(2.1)
Expenses
Hotel operating expenses:
Rooms	16,833	16,652	(181)	(1.1)
Food and beverage	19,394	17,287	(2,107)	(12.2)
Other expenses	36,335	33,768	(2,567)	(7.6)
Management fees	4,166	4,501	335	7.4
Total hotel expenses	76,728	72,208	(4,520)	(6.3)
Property taxes, insurance and other	5,206	6,077	871	14.3
Depreciation and amortization	18,474	14,811	(3,663)	(24.7)
Impairment charges	—	59	59	100.0
Advisory services fee	4,397	4,880	483	9.9
Transaction costs	70	461	391	84.8
Corporate general and administrative	932	1,206	274	22.7
Total expenses	105,807	99,702	(6,105)	(6.1)
Gain (loss) on sale of assets and hotel property	9	15,711	15,702	99.9
Operating income (loss)	12,718	37,127	(24,409)	(65.7)
Equity in earnings (loss) of unconsolidated entity	(51)	(62)	11	17.7
Interest income	287	230	57	24.8
Other income (expense)	(139)	(63)	(76)	(120.6)
Interest expense and amortization of loan costs	(14,055)	(12,678)	(1,377)	(10.9)
Write-off of loan costs and exit fees	—	(4,176)	4,176	100.0
Unrealized gain (loss) on investment in Ashford Inc.	(4,626)	(6,024)	1,398	23.2
Unrealized gain (loss) on derivatives	654	(298)	952	319.5
Income (loss) before income taxes	(5,212)	14,056	(19,268)	(137.1)
Income tax (expense) benefit	(411)	(1,202)	791	65.8
Net income (loss)	(5,623)	12,854	(18,477)	(143.7)
(Income) loss attributable to noncontrolling interest in consolidated entities	248	(89)	337	378.7
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	865	(1,235)	2,100	170.0
Net income (loss) attributable to the Company	$(4,510)	$11,530	$(16,040)	(139.1)%

All hotel properties owned for the three months ended June 30, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended June 30, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended June 30,
	2019	2018
Occupancy	79.98%	84.90%
ADR (average daily rate)	$290.81	$278.96
RevPAR (revenue per available room)	$232.60	$236.85
Rooms revenue (in thousands)	$75,121	$78,439
Total hotel revenue (in thousands)	$118,516	$121,118
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Occupancy	82.80%	85.74%
ADR (average daily rate)	$281.10	$278.63
RevPAR (revenue per available room)	$232.76	$238.89
Rooms revenue (in thousands)	$65,726	$69,252
Total hotel revenue (in thousands)	$96,764	$98,793
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $16.0 million, from net income of $11.5 million for the three months ended June 30, 2018 (the “2018 quarter”), to a net loss of $4.5 million for the three months ended June 30, 2019 (the “2019 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $3.3 million, or 4.2%, to $75.1 million during the 2019 quarter compared to the 2018 quarter. During the 2019 quarter, we experienced a 4.2% increase in room rates and a 492 basis point decrease in occupancy. Rooms revenue at our eleven comparable hotel properties decreased $3.5 million due to a 294 basis point decrease in occupancy, partially offset by an increase in room rates of 0.9%. Rooms revenue decreased (i) $2.9 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (ii) $1.5 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria (during the 2019 quarter all rooms were out of service as the hotel is being renovated); (iii) $1.1 million at the Seattle Marriott Waterfront as a result of 9.2% lower room rates and a 351 basis point decrease in occupancy at the hotel; (iv) $1.1 million at The Notary Hotel as a result of a 2,139 basis point decrease in occupancy due to a renovation during the 2019 quarter, partially offset by 13.2% higher room rates at the hotel; (v) $429,000 at the Capital Hilton as a result of 5.19% lower room rates, partially offset by a 178 basis point increase in occupancy at the hotel; (vi) $385,000 at the Park Hyatt Beaver Creek as a result of 8.8% lower room rates and a 621 basis point decrease in occupancy at the hotel due to a renovation during the 2019 quarter; (vii) $258,000 at the Hotel Yountville as a result of 2.1% lower room rates and a 441 basis point decrease in occupancy at the hotel; and (viii) $210,000 at the Bardessono Hotel as a result of a 539 basis point decrease in occupancy, partially offset by 1.3% higher room rates at the hotel. These decreases were partially offset by increases of (i) $2.8 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019; (ii) $451,000 at the San Francisco Courtyard Downtown as a result of 3.5% higher room rates and a 92 basis point increase in occupancy at the hotel; (iii) $445,000 at the Chicago Sofitel Magnificent Mile as a result of a 639 basis point increase in occupancy due to a renovation in the second quarter of 2018, partially offset by 1.7% lower room rates at the hotel; (iv) $345,000 at the Ritz-Carlton, Sarasota as a result of 11.9% higher rooms rates, partially offset by a 679 basis point decrease in occupancy at the hotel; (v) $292,000 at the Key West Pier House as a result of 4.6% higher room rates and a 143 basis point increase in occupancy at the hotel; and (vi) $279,000 at the Hilton La Jolla Torrey Pines as a result of 5.7% higher room rates, partially offset by a 109 basis point decrease in occupancy at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $397,000, or 1.6%, to $25.8 million during the 2019 quarter compared to the 2018 quarter. This increase is primarily attributable to an increase in food and beverage revenue of $2.1 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019 and an aggregate increase in food and beverage revenue of $1.9 million at the Hilton La Jolla Torrey Pines, Capital Hilton, Ritz-Carlton, St. Thomas, and Key West Pier House. These increases were partially offset by decreases of $929,000 at the Tampa Renaissance due to its sale on June 1, 2018, and an aggregate decrease in food and beverage revenue of $2.6 million at The Notary Hotel, San Francisco Courtyard Downtown, Ritz-Carlton, Sarasota, Park Hyatt Beaver Creek, Chicago Sofitel Magnificent Mile, Seattle Marriott Waterfront, Hotel Yountville and Bardessono Hotel.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, increased $319,000, or 1.8%, to $17.6 million during the 2019 quarter compared to the 2018 quarter. The increase is attributable to an increase in other hotel revenue of $1.1 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition in January 2019 and an aggregate increase of $1.5 million at the Ritz-Carlton, Sarasota, Hotel Yountville, Capital Hilton, Key West Pier House, Bardessono Hotel, Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines, Chicago Sofitel Magnificent Mile and Ritz-Carlton, St. Thomas. These increases were partially offset by lower other hotel revenue of $64,000 at the Tampa Renaissance due to its sale on June 1, 2018, an aggregate decrease of $118,000 at the San Francisco Courtyard Downtown, The Notary Hotel and Park Hyatt Beaver Creek and lower business interruption revenue of $2.1 million.
During the 2019 quarter we recognized business interruption revenue of $6.6 million at the Ritz-Carlton, St. Thomas as a result of the Hurricanes Irma and Maria. During the 2018 quarter we recognized business interruption revenue of $5.2 million at the Ritz-Carlton, St. Thomas and $190,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. We also recorded $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Rooms Expense. Rooms expense increased $181,000, or 1.1%, to $16.8 million in the 2019 quarter compared to the 2018 quarter. This increase is attributable to an increase $1.0 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisitions on January 15, 2019. We experienced an additional aggregate increase in room expense $412,000 at the Chicago Sofitel Magnificent Mile, Key West Pier House, Ritz-Carlton, Sarasota, Hilton La Jolla Torrey Pines, Park Hyatt Beaver Creek, and San Francisco Courtyard Downtown. This increase was partially offset by a decrease of $511,000 at the Tampa Renaissance due to its sale on June 1, 2018 and an aggregate decrease in room expense of $734,000 at The Notary Hotel, Hotel Yountville, Capital Hilton, Seattle Marriott Waterfront, Bardessono Hotel, and Ritz-Carlton, St. Thomas.
Food and Beverage Expense. Food and beverage expense increased $2.1 million, or 12.2%, to $19.4 million during the 2019 quarter compared to the 2018 quarter. The increase is attributable to $2.2 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019. We experienced an additional aggregate increase of $477,000 at our remaining hotel properties. These increases were partially offset by decrease of $618,000 at the Tampa Renaissance due to its sale on June 1, 2018.
Other Operating Expenses. Other operating expenses increased $2.6 million, or 7.6%, to $36.3 million in the 2019 quarter compared to the 2018 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $849,000 in direct expenses and an increase of $1.7 million in indirect expenses and incentive management fees in the 2019 quarter as compared to the 2018 quarter. Direct expenses were 3.6% of total hotel revenue for the 2019 quarter and 2.8% for the 2018 quarter. The increase in direct expenses is primarily attributable to an increase of $595,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019 and an additional aggregate increase in direct expenses of $289,000 at our remaining hotel properties. These increases were partially offset by a decrease of $35,000 at the Tampa Renaissance as a result of its sale. The increase in indirect expenses are attributable to increases in (i) general and administrative costs of $1.8 million, comprised of $1.2 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition and $990,000 at our remaining hotel properties, partially offset by a decrease of $395,000 at the Tampa Renaissance as a result of its sale; (ii) marketing costs of $585,000, attributable to an increase of 697,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition and $245,000 at our remaining hotel properties, partially offset by a decreases of $357,000 at the Tampa Renaissance as a result of its sale; (iii) repairs and maintenance of $400,000, comprised of an increase of $461,000 at the Ritz-Carlton, Lake Tahoe and $77,000 at our remaining hotel properties, partially offset by a decrease of $138,000 at the Tampa Renaissance as a result of its sale; (iv) energy costs of $262,000, attributable to an increase of $385,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition, partially offset by decreases of $77,000 at the Tampa Renaissance as a result of its sale and $45,000 from our remaining hotel properties; and (v) lease expense of $1,000 comprised of an increase of $29,000 at the Ritz-Carlton, Lake Tahoe and $90,000 at our remaining hotel properties, partially offset by a decrease of $118,000 at the Tampa Renaissance as a result of its sale. These increases were partially offset by a decrease in (i) incentive management fees of $1.3 million including $1.2 million at our remaining hotel properties, $20,000 at the Tampa Renaissance as a result of its sale and $13,000 at the Ritz-Carlton, Lake Tahoe.
Management Fees. Base management fees decreased $335,000, or 7.4%, to $4.2 million in the 2019 quarter compared to the 2018 quarter. The decrease is comprised of a decrease of $252,000 at the Tampa Renaissance as a result of its sales and $204,000 at our remaining comparable hotel properties. These decreases were partially offset by an increase of $121,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $871,000, or 14.3%, to $5.2 million in the 2019 quarter compared to the 2018 quarter, which is attributable to $217,000 at the Tampa Renaissance as a result of its sales and $1.3 million at our remaining comparable hotel properties. These decreases were partially offset by an increase of $632,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition.
Depreciation and Amortization. Depreciation and amortization increased $3.7 million, or 24.7%, to $18.5 million for the 2019 quarter compared to the 2018 quarter, which is due to an increase of $1.1 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition and $2.9 million at our remaining comparable hotel properties, partially offset by a decrease of $357,000 at the Tampa Renaissance as a result of its sales.
Impairment Charges. In the 2018 quarter we recorded an impairment charge of $59,000 at the Key West Pier House as a result of changes in the estimates of property damage from the hurricanes. There were no impairment charges in the 2019 quarter.
Advisory Services Fee. Advisory services fee decreased $483,000, or 9.9%, to $4.4 million in the 2019 quarter compared to the 2018 quarter due to a decrease in the incentive fee of $1.8 million, partially offset by increases in equity-based compensation of $583,000, base advisory fee of $548,000, and $183,000 in reimbursable expenses. In the 2019 quarter, we recorded an advisory services fee of $4.4 million, which included a base advisory fee of $2.9 million, reimbursable expenses of $681,000, $2.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to incentive fee of $1.1 million. In the 2018 quarter, we recorded an advisory services fee of $4.9 million, which included a base advisory fee of $2.3 million, reimbursable expenses of $499,000, an incentive fee of $691,000 and $1.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Transaction Costs. In the 2019 quarter, we recorded transaction costs of $70,000 primarily related to the acquisition of the Ritz-Carlton, Sarasota. In the 2018 quarter, we recorded transaction costs of $461,000 primarily related to the acquisition of the Ritz-Carlton, Sarasota.
Corporate General and Administrative. Corporate general and administrative expenses were $932,000 in the 2019 quarter and $1.2 million in the 2018 quarter. In the 2018 quarter we recorded adjustments to insurance recoveries related to the 2017 proxy contest and litigation of $67,000. In the 2019 quarter we did not incur any proxy contest or litigation costs. We also incurred lower public company costs of $6,000, miscellaneous expenses of $41,000 and professional fees of $178,000, partially offset by higher equity-based compensation to employees of Premier of $19,000.
Gain (Loss) on Sale of Assets and Hotel Properties. In the 2019 quarter, we recorded a gain of $9,000 related to the sale of assets at the Hotel Yountville related to ERFP. In the 2018 quarter, we recorded a gain of $15.7 million related the sale of the Tampa Renaissance on June 1, 2018.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2019 quarter, we recorded equity in loss of unconsolidated entity of $51,000 related to our investment in OpenKey. In the 2018 quarter, recorded equity in loss of unconsolidated entity of $62,000 related to our investment in OpenKey.
Interest Income. Interest income increased $57,000, or 24.8%, to $287,000 for the 2019 quarter compared to the 2018 quarter.
Other Income (Expense). Other expense increased $76,000, or 120.6% to $139,000 in the 2019 quarter compared to the 2018 quarter. In the 2019 quarter, we recorded other expense of $63,000 related to CMBX premiums and interest paid on collateral, and a realized loss of $75,000 on interest rate floors. In the 2018 quarter, we recorded other expense of $63,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $1.4 million, or 10.9%, to $14.1 million for the 2019 quarter compared to the 2018 quarter. The increase is primarily due to a new mortgage loan associated with the acquisition of the Ritz-Carlton, Lake Tahoe and a higher average LIBOR rate. The average LIBOR rates for the 2019 quarter and the 2018 quarter were 2.44% and 1.91%, respectively.

Write-off of Loan Costs and Exit Fees. There were no write-off of loan costs and exit fees during the 2019 quarter. Write-off of loan costs and exit fees was $4.2 million for the 2018 quarter, resulting from the write-off of unamortized loan costs of $1.6 million and other costs of $2.6 million associated with the refinancing of two mortgage loans.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. decreased $1.4 million, or 23.2%, to $4.6 million in the 2019 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $654,000 for the 2019 quarter consisted of a $1.3 million unrealized gain on CMBX credit default swaps, partially offset by a $630,000 unrealized loss on interest rate floors and a $10,000 unrealized loss on interest rate caps. Unrealized loss on derivatives of $298,000 for the 2018 quarter consisted of a $256,000 unrealized loss on interest rate caps and a $57,000 unrealized loss on interest rate floors, partially offset by a $15,000 unrealized gain on CMBX credit default swaps. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense decreased $791,000, or 65.8%, to $411,000 for the 2019 quarter. This decrease was primarily due to a decrease in the profitability of our TRS entities in the 2019 quarter compared to the 2018 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $248,000 and income of $89,000 for the 2019 quarter and the 2018 quarter, respectively. At both June 30, 2019 and 2018, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $865,000 and net income $1.2 million for the 2019 quarter and the 2018 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 10.94% and 11.17% as of June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Revenue
Rooms	$151,852	$143,946	$7,906	5.5%
Food and beverage	57,904	48,893	9,011	18.4
Other	37,268	30,768	6,500	21.1
Total hotel revenue	247,024	223,607	23,417	10.5
Other	5	—	5
Total revenue	247,029	223,607	23,422	10.5
Expenses
Hotel operating expenses:
Rooms	33,815	31,570	(2,245)	(7.1)
Food and beverage	41,604	32,907	(8,697)	(26.4)
Other expenses	75,230	63,432	(11,798)	(18.6)
Management fees	8,582	8,118	(464)	(5.7)
Total hotel expenses	159,231	136,027	(23,204)	(17.1)
Property taxes, insurance and other	12,666	11,681	(985)	(8.4)
Depreciation and amortization	35,160	27,817	(7,343)	(26.4)
Impairment charges	—	71	71	100.0
Advisory services fee	10,421	10,124	(297)	(2.9)
Transaction costs	704	949	245	25.8
Corporate general and administrative	2,058	1,234	(824)	(66.8)
Total expenses	220,240	187,903	(32,337)	(17.2)
Gain (loss) on sale of assets and hotel properties	9	15,711	15,702	99.9
Operating income (loss)	26,798	51,415	(24,617)	(47.9)
Equity in earnings (loss) of unconsolidated entity	(101)	(65)	(36)	(55.4)
Interest income	649	430	219	50.9
Other income (expense)	(256)	(126)	(130)	(103.2)
Interest expense and amortization of loan costs	(28,248)	(22,857)	(5,391)	(23.6)
Write-off of loan costs and exit fees	(312)	(4,178)	3,866	92.5
Unrealized gain (loss) on investment in Ashford Inc.	(3,919)	(5,496)	1,577	28.7
Unrealized gain (loss) on derivatives	(218)	(225)	7	3.1
Income (loss) before income taxes	(5,607)	18,898	(24,505)	(129.7)
Income tax (expense) benefit	(1,338)	(1,774)	436	24.6
Net income (loss)	(6,945)	17,124	(24,069)	(140.6)
(Income) loss attributable to noncontrolling interest in consolidated entities	149	(47)	196	417.0
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,305	(1,527)	2,832	185.5
Net income (loss) attributable to the Company	$(5,491)	$15,550	$(21,041)	(135.3)%

All hotel properties owned for the six months ended June 30, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the six months ended June 30, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Six Months Ended June 30,
	2019	2018
Occupancy	77.69%	81.87%
ADR (average daily rate)	$304.19	$272.91
RevPAR (revenue per available room)	$236.33	$223.45
Rooms revenue (in thousands)	$151,852	$143,946
Total hotel revenue (in thousands)	$247,024	$223,607
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Occupancy	78.70%	81.79%
ADR (average daily rate)	$281.14	$274.56
RevPAR (revenue per available room)	$221.26	$224.57
Rooms revenue (in thousands)	$124,865	$129,477
Total hotel revenue (in thousands)	$191,426	$193,942
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $21.0 million, from net income of $15.6 million for the six months ended June 30, 2018 (the “2018 period”), to a net loss of $5.5 million for the six months ended June 30, 2019 (the “2019 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $7.9 million, or 5.5%, to $151.9 million during the 2019 period compared to the 2018 period. During the 2019 period, we experienced an 11.5% increase in room rates and a 418 basis point decrease in occupancy compared to the 2018 period. Rooms revenue at our eleven comparable hotel properties decreased $4.6 million due to a 309 basis point decrease in occupancy, partially offset by an increase in room rates of 2.4%. Rooms revenue increased (i) $9.3 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) $11.4 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019; (iii) $2.9 million at the San Francisco Courtyard Downtown as a result of 10.6% higher room rates and a 412 basis point increase in occupancy at the hotel as a result of its guestroom renovation during the 2018 period; (iv)$852,000 at the Key West Pier House as a result of 6.4% higher room rates and a 168 basis point increase in occupancy at the hotel; (v) $351,000 at the Hilton La Jolla Torrey Pines as a result of 5.8% higher room rates, partially offset by a 253 basis point decrease in occupancy at the hotel; and (vi) $350,000 at the Chicago Sofitel Magnificent Mile as a result of 521 basis point increase in occupancy, partially offset by 3.6% lower room rates at the hotel. These increases were partially offset by decreases of (i) $8.2 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (ii) $2.4 million at the Ritz-Carlton, St. Thomas due to the hotel being closed for renovation. During the 2019 period the hotel operated with limited rooms until March 1, 2019 when all rooms were removed from service while the hotel is being renovated; (iii) $3.0 million at The Notary Hotel as a result of a 2,163 basis point decrease in occupancy at the hotel due to a renovation during the 2019 period, partially offset by 5.8% higher room rates at the hotel; (iv) $1.5 million at the Seattle Marriott Waterfront as a result of 8.1% lower room rates and a 222 basis point decrease in occupancy at the hotel; (v) $682,000 at the Capital Hilton as a result of 2.0% lower room rate and a 96 basis point decrease in occupancy at the hotel; (vi) $584,000 at the Park Hyatt Beaver Creek as a result of 1.1% lower room rates and a 244 basis point decrease in occupancy at the hotel; (vii) $483,000 at the Hotel Yountville as a result of 1.7% lower room rates and a 537 basis point decrease in occupancy at the hotel; and (viii) $319,000 at the Bardessono Hotel as a result of a 402 basis point decrease in occupancy, partially offset by 0.1% higher room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $9.0 million, or 18.4%, to $57.9 million during the 2019 period compared to the 2018 period. This increase is primarily attributable to an increase in food and beverage revenue of $6.6 million at the Ritz-Carlton, Sarasota and $5.3 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in food and beverage revenue of $2.1 million at the Ritz-Carlton, St. Thomas, Capital Hilton, Bardessono Hotel, Key West Pier House, Seattle Marriott Waterfront, and Hilton La Jolla Torrey Pines. These increases were partially offset by decreases of $2.9 million at the Tampa Renaissance due to its sale on June 1, 2018, and an aggregate decrease in food and beverage revenue of $2.2 million at The Notary Hotel, San Francisco Courtyard Downtown, Park Hyatt Beaver Creek, Chicago Sofitel Magnificent Mile and Hotel Yountville.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $6.5 million, or 21.1%, to $37.3 million during the 2019 period compared to the 2018 period. The increase is attributable to an increase in other hotel revenue of $5.1 million at the Ritz-Carlton, Sarasota and $2.7 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions in April 2018 and January 2019, respectively. There was also an aggregate increase of $1.8 million at the Bardessono Hotel, Hotel Yountville, Key West Pier House, Capital Hilton, Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines, Chicago Sofitel Magnificent Mile, Park Hyatt Beaver Creek and San Francisco Courtyard Downtown. These increases were partially offset by lower other hotel revenue of $175,000 at the Tampa Renaissance due to its sale on June 1, 2018, an aggregate decrease of $135,000 at The Notary Hotel and Ritz-Carlton, St. Thomas and lower business interruption revenue of $2.8 million.
During the 2019 period we recognized business interruption revenue of $12.6 million at the Ritz-Carlton, St. Thomas. During the 2018 period we recognized business interruption revenue of $10.1 million at the Ritz-Carlton, St. Thomas and Key West Pier House and $1.9 million, net of deductibles of $500,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. We also recorded $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Other Non-Hotel Revenue. Other non-hotel revenue increased $5,000, or 100%, to $5,000 in the 2019 period compared to the 2018 period.
Rooms Expense. Rooms expense increased $2.2 million, or 7.1%, to $33.8 million in the 2019 period compared to the 2018 period. The increase is primarily attributable to an increase of $1.9 million at the Ritz-Carlton, Sarasota and $2.5 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in room expense of $743,000 at the San Francisco Courtyard Downtown, Chicago Sofitel Magnificent Mile, Key West Pier House, Park Hyatt Beaver Creek and Ritz-Carlton, St. Thomas. This increase was partially offset by a decrease of $1.4 million at the Tampa Renaissance due to its sale on June 1, 2018 and an aggregate decrease in room expense of $1.5 million at The Notary Hotel, Hotel Yountville, Bardessono Hotel, Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines and Capital Hilton.
Food and Beverage Expense. Food and beverage expense increased $8.7 million, or 26.4%, to $41.6 million during the 2019 period compared to the 2018 period. The increase is attributable to $4.6 million at the Ritz-Carlton, Sarasota and $5.2 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase of $648,000 at our remaining comparable hotel properties. These increases were partially offset by decrease of $1.8 million at the Tampa Renaissance due to its sale on June 1, 2018.
Other Operating Expenses. Other operating expenses increased $11.8 million, or 18.6%, to $75.2 million in the 2019 period compared to the 2018 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $3.9 million in direct expenses and an increase of $7.9 million in indirect expenses and incentive management fees in the 2019 period compared to the 2018 period. Direct expenses were 4.0% of total hotel revenue for the 2019 period and 2.7% for the 2018 period. The increase in direct expenses is primarily attributable to increases of $2.4 million at the Ritz-Carlton, Sarasota and $1.4 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in direct expenses of $107,000 at our eleven comparable hotel properties. These increases were partially offset by a decrease of $91,000 at the Tampa Renaissance as a result of its sale. The increases in indirect expenses are attributable to increases in (i) general and administrative costs of $5.5 million, comprised of $4.5 million at the Ritz-

Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $2.1 million at our eleven comparable hotel properties, partially offset by a decrease of $1.0 million at the Tampa Renaissance as a result of its sale; (ii) marketing costs of $1.9 million, attributable to an increase of $2.7 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions, partially offset by a decreases of $865,000 at the Tampa Renaissance as a result of its sale and $6,000 at our eleven comparable hotel properties; (iii) repairs and maintenance of $1.3 million, comprised of an increase of $1.5 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and $135,000 at our eleven comparable hotel properties, partially offset by a decrease of $359,000 at the Tampa Renaissance as a result of its sale; and (iv) energy costs of $369,000, attributable to an increase of $1.1 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions, partially offset by a decreases of $205,000 at the Tampa Renaissance as a result of its sale and $543,000 from our eleven comparable hotel properties. These increases were partially offset by decreases in (i) incentive management fees of $954,000 including $946,000 at the Tampa Renaissance as a result of its sale and $227,000 at our eleven comparable hotel properties, partially offset by an increase of $219,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe; and (ii) lease expense of $140,000 comprised of a decrease of $341,000 at the Tampa Renaissance as a result of its sale, partially offset by increases of $78,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $123,000 from our eleven comparable hotel properties.
Management Fees. Base management fees increased $464,000, or 5.7%, to $8.6 million in the 2019 period compared to the 2018 period. The increase is comprised of increases of $1.1 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe. These increases are partially offset by a decrease of $509,000 at the Tampa Renaissance as a result of its sale in June 2018 and $144,000 at our eleven comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.0 million, or 8.4%, to $12.7 million in the 2019 period compared to the 2018 period, which is attributable to increases of $933,000 at the Ritz-Carlton, Sarasota and $1.2 million at the Ritz-Carlton, Lake Tahoe, as a result of their acquisitions in April 2018 and January 2019, respectively. These increases were partially offset by a decrease $486,000 at the Tampa Renaissance as a result of its sale in June 2018 and $682,000 at our eleven comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $7.3 million, or 26.4%, to $35.2 million for the 2019 period compared to the 2018 period due to an aggregate increase of $4.5 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and $4.1 million at our eleven comparable hotel properties, partially offset by a decrease of $1.3 million at the Tampa Renaissance as a result of its sale in June 2018.
Impairment Charges. In the 2018 period we recorded an impairment charge of $59,000 at the Key West Pier House and $12,000 at the Tampa Renaissance as a result of changes in the estimates of property damage from the hurricanes. There were no impairment charges in the 2019 period.
Advisory Services Fee. Advisory services fee increased $297,000, or 2.9%, to $10.4 million in the 2019 period compared to the 2018 period due to a higher base advisory fee of $1.1 million and higher reimbursable expenses of $342,000. These increases were partially offset by decreases in incentive fees of $652,000 and equity-based compensation of $493,000. In the 2019 period, we recorded an advisory services fee of $10.4 million, which included a base advisory fee of $5.5 million, reimbursable expenses of $1.3 million, an incentive fee of $209,000 and $3.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2018 period, we recorded an advisory services fee of $10.1 million, which included a base advisory fee of $4.4 million, reimbursable expenses of $919,000, an incentive fee of $861,000 and $3.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. During the six months ended June 30, 2018, approximately $2.2 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Transaction Costs. In the 2019 period, we recorded transaction costs of $704,000 primarily related to the acquisition of the Ritz-Carlton, Sarasota. In the 2018 period, we recorded transaction costs of $949,000 primarily related to the acquisitions of Ritz-Carlton, Sarasota.
Corporate General and Administrative. Corporate general and administrative expenses were $2.1 million in the 2019 period and $1.2 million in the 2018 period. In the 2018 period we recorded insurance recoveries related to the 2017 proxy contest and litigation of $1.1 million. In the 2019 period we did not incur any proxy contest or litigation costs. We also incurred higher public company costs of $125,000 and higher equity-based compensation to employees of Premier of $38,000, partially offset by lower professional fees of $467,000 and miscellaneous expenses of $3,000 in the 2019 period compared to the 2018 period.
Gain (Loss) on Sale of Assets and Hotel Properties. In the 2019 period, we recorded a gain of $9,000 related to the sale of assets at the Hotel Yountville related to ERFP. In the 2018 period we recorded a gain of $15.7 million related the sale of the Tampa Renaissance on June 1, 2018.

Equity in Earnings (Loss) of Unconsolidated Entity. In the 2019 period, we recorded equity in loss of unconsolidated entity of $101,000 related to our investment in OpenKey. In the 2018 period, we recorded equity in loss of unconsolidated entity of $65,000 related to our investment in OpenKey.
Interest Income. Interest income increased $219,000, or 50.9%, to $649,000 for the 2019 period compared to the 2018 period.
Other Income (Expense). Other expense increased $130,000, or 103.2% to $256,000 in the 2019 period compared to the 2018 period. In the 2019 period, we recorded other expense of $126,000 related to CMBX premiums and interest paid on collateral, and a realized loss of $140,000 on interest rate floors, partially offset by other income of $10,000. In the 2018 period, we recorded other expense of $126,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $5.4 million, or 23.6%, to $28.2 million for the 2019 period compared to the 2018 period. The increase is primarily due to new mortgage loans associated with the acquisitions of the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and a higher average LIBOR rate. The average LIBOR rates for the 2019 period and the 2018 period were 2.47% and 1.78%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $312,000 for the 2019 period, resulting from the write-off of unamortized loan costs of $281,000 and costs of $31,000 associated with the refinancing of a mortgage loan. The mortgage loan was refinanced with a $195.0 million mortgage loan due February 2024. Write-off of loan costs and exit fees was $4.2 million in the 2018 period, resulting from the write-off of unamortized loan costs of $1.6 million and other costs of $2.6 million associated with the refinancing of two mortgage loans.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. decreased $1.6 million, or 28.7%, to $3.9 million in the 2019 period. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $218,000 for the 2019 period consisted of a $633,000 unrealized loss on interest rate floors and an $81,000 unrealized loss on interest rate caps, partially offset by a $496,000 unrealized gain on CMBX credit default swaps. Unrealized loss on derivatives of $225,000 for the 2018 period consisted of a $261,000 unrealized loss on interest rate caps and an $84,000 unrealized loss on interest rate floors, partially offset by a $120,000 unrealized gain on CMBX credit default swaps. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense decreased $436,000, from $1.8 million for the 2018 period to $1.3 million for the 2019 period. This decrease was primarily due to a decrease in the profitability of our TRS entities in the 2019 period compared to the 2018 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $149,000 and income of $47,000 for the 2019 period and the 2018 period, respectively. At both June 30, 2019 and 2018, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $1.3 million and a net income $1.5 million for the 2019 period and the 2018 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 10.94% and 11.17% as of June 30, 2019 and 2018, respectively.
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2019, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with Morgan Stanley & Co. LLC and UBS Securities LLC, each acting as a sales agent (the “Equity Distribution Agreements”), as subsequently amended. Pursuant to the Equity Distribution Agreements, we may sell from time to time through the sales agents shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the New York Stock Exchange, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of June 30, 2019, no shares of our common stock have been sold under this program.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value (based on property capitalization rates defined within the secured revolving credit facility agreement) not to exceed 60%. Our ratio was 56.6% at June 30, 2019.

•	consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. Our ratio was 1.61x at June 30, 2019.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at June 30, 2019.
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

Sources and Uses of Cash
We had approximately $80.4 million and $182.6 million of cash and cash equivalents at June 30, 2019 and December 31, 2018, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $32.5 million and $38.7 million for the six months ended June 30, 2019 and 2018, respectively. Cash flows from operations are impacted by changes in hotel operations of our eleven comparable hotel properties, the sale of the Tampa Renaissance on June 1, 2018 as well as the acquisitions of the Ritz-Carlton, Sarasota on April 4, 2018 and the Ritz-Carlton, Lake Tahoe on January 15, 2019. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2019, net cash flows used in investing activities were $183.2 million. These cash outflows were primarily attributable to $111.8 million for the acquisition of the Ritz-Carlton, Lake Tahoe and $72.7 million of capital improvements made to various hotel properties. Cash outflows were partially offset by cash inflows of $1.4 million from proceeds received from the sale of furniture, fixtures and equipment for ERFP. For the six months ended June 30, 2018, net cash flows used in investing activities were $122.3 million. These cash outflows were primarily attributable to $177.9 million for the acquisition of the Ritz-Carlton, Sarasota, $32.4 million of capital improvements made to various hotel properties and a $2.0 million investment in OpenKey, partially offset by $65.3 million of proceeds from the sale of the Tampa Renaissance and $24.7 million of insurance proceeds received related to the hurricanes.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2019, net cash flows provided by financing activities were $42.7 million. Cash inflows primarily consisted of borrowings on indebtedness of $249.0 million partially offset by $187.1 million for repayments of indebtedness, $16.5 million for payments of dividends and distributions and $2.4 million for payments of loan costs and exit fees. For the six months ended June 30, 2018, net cash flows provided by financing activities were $150.6 million. Cash inflows primarily consisted of borrowings on indebtedness of $575.0 million partially offset by $399.3 million for repayments of indebtedness, $15.1 million for payments of dividends and distributions and $9.4 million for payments of loan costs and exit fees.
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
Contractual Obligations and Commitments
There have been no material changes since December 31, 2018, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form10-K.
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

Critical Accounting Policies
Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form10-K. There have been no material changes in these critical accounting policies.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(5,623)	$12,854	$(6,945)	$17,124
Interest expense and amortization of loan costs	14,055	12,678	28,248	22,857
Depreciation and amortization	18,474	14,811	35,160	27,817
Income tax expense (benefit)	411	1,202	1,338	1,774
Equity in (earnings) loss of unconsolidated entities	51	62	101	65
Company’s portion of EBITDA of OpenKey	(48)	(62)	(97)	(64)
EBITDA	27,320	41,545	57,805	69,573
Impairment charges on real estate	—	59	—	71
(Gain) loss on sale of hotel properties	(9)	(15,711)	(9)	(15,711)
EBITDAre	27,311	25,893	57,796	53,933
Amortization of favorable (unfavorable) contract assets (liabilities)	118	49	237	92
Transaction and management conversion costs	235	462	869	965
Other (income) expense	139	63	256	126
Write-off of loan costs and exit fees	—	4,176	312	4,178
Unrealized (gain) loss on investment in Ashford Inc.	4,626	6,024	3,919	5,496
Unrealized (gain) loss on derivatives	(654)	298	218	225
Non-cash stock/unit-based compensation	2,021	1,442	3,549	4,035
Legal, advisory and settlement costs	75	197	146	(944)
Advisory services incentive fee	(1,105)	691	209	861
Uninsured hurricane and wildfire related costs	—	(55)	—	412
Company’s portion of adjustments to EBITDAre of OpenKey	7	2	18	2
Adjusted EBITDAre	$32,773	$39,242	$67,529	$69,381

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(5,623)	$12,854	$(6,945)	$17,124
(Income) loss attributable to noncontrolling interest in consolidated entities	248	(89)	149	(47)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	865	(1,235)	1,305	(1,527)
Preferred dividends	(2,532)	(1,708)	(5,064)	(3,415)
Net income (loss) attributable to common stockholders	(7,042)	9,822	(10,555)	12,135
Depreciation and amortization on real estate (1)	17,669	14,052	33,573	26,310
Impairment charges on real estate	—	59	—	71
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(865)	1,235	(1,305)	1,527
Equity in (earnings) loss of unconsolidated entity	51	62	101	65
(Gain) loss on sale of hotel properties	(9)	(15,711)	(9)	(15,711)
Company’s portion of FFO of OpenKey	(49)	(63)	(100)	(65)
FFO available to common stockholders and OP unitholders	9,755	9,456	21,705	24,332
Series B Cumulative Convertible Preferred dividends	1,707	1,708	3,414	3,415
Transaction and management conversion costs	235	462	869	965
Other (income) expense	139	63	256	126
Interest expense accretion on refundable membership club benefits	213	150	438	150
Write-off of loan costs and exit fees	—	4,176	312	4,178
Amortization of loan costs (1)	1,003	1,050	2,158	2,014
Unrealized (gain) loss on investment in Ashford Inc.	4,626	6,024	3,919	5,496
Unrealized (gain) loss on derivatives	(654)	298	218	225
Non-cash stock/unit-based compensation	2,021	1,442	3,549	4,035
Legal, advisory and settlement costs	75	197	146	(944)
Advisory services incentive fee	(1,105)	691	209	861
Uninsured hurricane and wildfire related costs	—	(55)	—	412
Company’s portion of adjustments to FFO of OpenKey	8	2	19	2
Adjusted FFO available to common stockholders and OP unitholders	$18,023	$25,664	$37,212	$45,267
____________________

(1)	Net of adjustments for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Depreciation and amortization on real estate	$(805)	$(759)	$(1,587)	$(1,507)
Amortization of loan costs	(18)	(25)	(43)	(49)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	Full	550	75%	413
Seattle Marriott Waterfront	Seattle, WA	Full	361	100%	361
The Notary Hotel (1)	Philadelphia, PA	Full	499	100%	499
San Francisco Courtyard Downtown (2)	San Francisco, CA	Select	410	100%	410
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100%	415
Pier House Resort	Key West, FL	Full	142	100%	142
Ritz-Carlton, St. Thomas (3)	St. Thomas, USVI	Full	180	100%	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100%	190
Hotel Yountville	Yountville, CA	Full	80	100%	80
Ritz-Carlton, Sarasota	Sarasota, FL	Full	266	100%	266
Ritz-Carlton, Lake Tahoe	Truckee, CA	Full	170	100%	170
Ground Lease Properties
Hilton La Jolla Torrey Pines (4)	La Jolla, CA	Full	394	75%	296
Bardessono Hotel (5)	Yountville, CA	Full	62	100%	62
Total			3,719		3,484
________

(1)	On July 17, 2019, the Company announced the opening of The Notary Hotel (previously known as “Philadelphia Courtyard”).

(2)	Announced plan to convert to Autograph Collection. On July 11, 2019, the Company announced the planned opening of The Clancy in January 2020, which will be a full service hotel.

(3)
Due to the impact from hurricanes Irma and Maria, the Ritz-Carlton, St. Thomas was closed for renovation throughout the second quarter of 2019, as such, the room count was 0 at June 30, 2019. The hotel had 180 total rooms in service prior to the hurricanes.

(4)	The ground lease expires in 2067.

(5)	The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At June 30, 2019, our total indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at June 30, 2019, would be approximately $2.6 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2019, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amounts totaling $50.0 million to hedge financial and capital market risk for upfront costs of $888,000, of which $34,000 has since been returned to us, and $854,000 remains held as collateral as of June 30, 2019. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.5 million at June 30, 2019.

We hold interest rate floors with notional amounts totaling $9.0 billion and strike rates ranging from (0.25)% to 2.00%. Our total exposure is capped at our initial total cost of $3.8 million. These instruments have termination dates ranging from September 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of June 30, 2019, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2019, pursuant to this authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April1 to April 30	14,058	(1)	$13.77	(2)	—	$50,000,000
May 1 to May 31	1,598		$—	(2)	—	$50,000,000
June 1 to June 30	719		$—	(2)	—	$50,000,000
Total	16,375		$13.77		—
__________________

(1)
Includes 13,189 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

(2)	There is no cost associated with the forfeiture of 869, 1,598 and 719 restricted shares of our common stock in April, May and June, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	August 6, 2019	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 6, 2019	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer