Form 10-Q
period 2019-09-30
Braemar Hotels & Resorts Inc.
filed 2019-11-06
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	32,885,863
(Class)	Outstanding at November 4, 2019

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Investments in hotel properties, gross	$1,768,160	$1,562,806
Accumulated depreciation	(296,557)	(262,905)
Investments in hotel properties, net	1,471,603	1,299,901
Cash and cash equivalents	82,583	182,578
Restricted cash	57,367	75,910
Accounts receivable, net of allowance of $128 and $101, respectively	19,657	12,739
Inventories	2,350	1,862
Prepaid expenses	6,376	4,409
Investment in Ashford Inc., at fair value	4,724	10,114
Investment in unconsolidated entity	1,949	1,766
Derivative assets	773	772
Operating lease right-of-use assets	82,976	—
Other assets	12,257	13,831
Intangible assets, net	5,114	27,678
Due from related party, net	817	—
Due from third-party hotel managers	18,019	4,927
Total assets	$1,766,565	$1,636,487
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,057,467	$985,873
Accounts payable and accrued expenses	97,945	64,116
Dividends and distributions payable	9,502	8,514
Due to Ashford Inc.	4,749	4,001
Due to related party, net	—	224
Due to third-party hotel managers	2,172	1,633
Operating lease liabilities	61,168	—
Other liabilities	29,525	29,033
Total liabilities	1,262,528	1,093,394
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,965,850 shares issued and outstanding at September 30, 2019 and December 31, 2018	106,123	106,123
Redeemable noncontrolling interests in operating partnership	40,584	44,885
Equity:
Preferred stock, $0.01 value, 50,000,000 shares authorized:
Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	16	16
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,900,422 and 32,511,660 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	329	325
Additional paid-in capital	518,304	512,545
Accumulated deficit	(155,024)	(115,410)
Total stockholders’ equity of the Company	363,625	397,476
Noncontrolling interest in consolidated entities	(6,295)	(5,391)
Total equity	357,330	392,085
Total liabilities and equity	$1,766,565	$1,636,487
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Rooms	$76,808	$74,358	$228,660	$218,304
Food and beverage	26,422	21,171	84,326	70,064
Other	15,652	13,317	52,920	44,085
Total hotel revenue	118,882	108,846	365,906	332,453
Other	2	—	7	—
Total revenue	118,884	108,846	365,913	332,453
EXPENSES
Hotel operating expenses:
Rooms	18,265	16,624	52,080	48,194
Food and beverage	20,721	16,171	62,325	49,078
Other expenses	36,201	32,058	111,431	95,490
Management fees	3,960	3,963	12,542	12,081
Total hotel expenses	79,147	68,816	238,378	204,843
Property taxes, insurance and other	7,690	6,835	20,356	18,516
Depreciation and amortization	16,831	14,474	51,991	42,291
Impairment charges	—	—	—	71
Advisory services fee	5,158	5,733	15,579	15,857
Transaction costs	—	—	704	949
Corporate general and administrative	1,575	1,765	3,633	2,999
Total expenses	110,401	97,623	330,641	285,526
Gain (loss) on disposition of assets and sale of hotel property	(1,163)	—	(1,154)	15,711
OPERATING INCOME (LOSS)	7,320	11,223	34,118	62,638
Equity in earnings (loss) of unconsolidated entity	(48)	(81)	(149)	(146)
Interest income	249	540	898	970
Other income (expense)	(114)	(64)	(370)	(190)
Interest expense and amortization of loan costs	(13,646)	(13,084)	(41,894)	(35,941)
Write-off of loan costs and exit fees	(335)	—	(647)	(4,178)
Unrealized gain (loss) on investment in Ashford Inc.	(1,471)	2,158	(5,390)	(3,338)
Unrealized gain (loss) on derivatives	(754)	(578)	(972)	(803)
INCOME (LOSS) BEFORE INCOME TAXES	(8,799)	114	(14,406)	19,012
Income tax (expense) benefit	(155)	(740)	(1,493)	(2,514)
NET INCOME (LOSS)	(8,954)	(626)	(15,899)	16,498
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,899)	(1,695)	(1,750)	(1,742)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,465	452	2,770	(1,075)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(9,388)	(1,869)	(14,879)	13,681
Preferred dividends	(2,533)	(1,707)	(7,597)	(5,122)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,921)	$(3,576)	$(22,476)	$8,559
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.37)	$(0.12)	$(0.71)	$0.25
Weighted average common shares outstanding – basic	32,347	32,023	32,259	31,905
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.37)	$(0.12)	$(0.71)	$0.25
Weighted average common shares outstanding – diluted	32,347	32,023	32,259	31,922
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME (LOSS)	$(8,954)	$(626)	$(15,899)	$16,498
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(8,954)	(626)	(15,899)	16,498
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(1,899)	(1,695)	(1,750)	(1,742)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,465	452	2,770	(1,075)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(9,388)	$(1,869)	$(14,879)	$13,681
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at June 30, 2019	1,600	$16	32,880	$329	$516,700	$(137,775)	$(5,540)	$373,730	4,966	$106,123	$42,075
Equity-based compensation	—	—	—	—	1,604	—	—	1,604	—	—	755
Issuance of restricted shares/units	—	—	23	—	—	—	—	—	—	—	1
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,339)	—	(5,339)	—	—	—
Dividends declared – preferred stock - Series B ($0.3437/share)	—	—	—	—	—	(1,708)	—	(1,708)	—	—	—
Dividends declared – preferred stock - Series D ($0.5156/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(771)
Net income (loss)	—	—	—	—	—	(9,388)	1,899	(7,489)	—	—	(1,465)
Redemption value adjustment	—	—	—	—	—	11	—	11	—	—	(11)
Balance at September 30, 2019	1,600	$16	32,900	$329	$518,304	$(155,024)	$(6,295)	$357,330	4,966	$106,123	$40,584

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	$44,885
Impact of adoption of new accounting standard (1)	—	—	—	—	—	(103)	—	(103)	—	—	—
Purchase of common stock	—	—	(30)	—	(384)	—	—	(384)	—	—	—
Equity-based compensation	—	—	—	—	3,959	—	—	3,959	—	—	1,949
Preferred stock offering costs			—	—	(13)	—		(13)	—	—	—
Issuance of restricted shares/units	—	—	260	2	(2)	—	—	—	—	—	8
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.48/share)	—	—	—	—	—	(16,004)	—	(16,004)	—	—	—
Dividends declared – preferred stock - Series B ($1.0312/share)	—	—	—	—	—	(5,122)	—	(5,122)	—	—	—
Dividends declared – preferred stock - Series D ($1.5469/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,318)
Redemption/conversion of operating partnership units	—	—	165	2	2,199	—	—	2,201	—	—	(2,201)
Net income (loss)	—	—	—	—	—	(14,879)	1,750	(13,129)	—	—	(2,770)
Redemption value adjustment	—	—	—	—	—	(1,031)	—	(1,031)	—	—	1,031
Balance at September 30, 2019	1,600	$16	32,900	$329	$518,304	$(155,024)	$(6,295)	$357,330	4,966	$106,123	$40,584
_______________
(1) See note 18.

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at June 30, 2018	—	$—	32,502	$325	$472,945	$(87,777)	$(5,245)	$380,248	4,966	$106,123	$47,818
Purchase of common stock	—	—	—	—	(1)	—	—	(1)	—	—	—
Equity-based compensation	—	—	—	—	1,099	—	—	1,099	—	—	575
Issuance of restricted shares/units	—	—	23	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,276)	—	(5,276)	—	—	—
Dividends declared – preferred stock - Series B ($0.3437/share)	—	—	—	—	—	(1,707)	—	(1,707)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,115)	(2,115)	—	—	(824)
Net income (loss)	—	—	—	—	—	(1,869)	1,695	(174)	—	—	(452)
Redemption value adjustment	—	—	—	—	—	(2,609)	—	(2,609)	—	—	2,609
Balance at September 30, 2018	—	$—	32,524	$325	$474,043	$(99,238)	$(5,665)	$369,465	4,966	$106,123	$49,726

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at January 1, 2018	—	$—	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	4,966	$106,123	$46,627
Purchase of common stock	—	—	(19)	—	(204)	—	—	(204)	—	—	—
Equity-based compensation	—	—	—	—	4,402	—	—	4,402	—	—	1,307
Issuance of restricted shares/units	—	—	429	4	54	—	—	58	—	—	18
Forfeiture of restricted common shares	—	—	(6)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.48/share)	—	—	—	—	—	(15,823)	—	(15,823)	—	—	—
Dividends declared – preferred stock - Series B ($1.0312/share)	—	—	—	—	—	(5,122)	—	(5,122)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,468)
Net income (loss)	—	—	—	—	—	13,681	1,742	15,423	—	—	1,075
Redemption value adjustment	—	—	—	—	—	(3,167)	—	(3,167)	—	—	3,167
Balance at September 30, 2018	—	$—	32,524	$325	$474,043	$(99,238)	$(5,665)	$369,465	4,966	$106,123	$49,726
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,899)	$16,498
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	51,991	42,291
Equity-based compensation	5,908	5,709
Bad debt expense	307	186
Amortization of loan costs	3,248	3,157
Write-off of loan costs and exit fees	647	4,178
Amortization of intangibles	366	143
Amortization of non-refundable membership initiation fees	(117)	(18)
Interest expense accretion on refundable membership club deposits	651	376
(Gain) loss on disposition of assets and sale of hotel property	1,154	(15,711)
Impairment charges	—	71
Unrealized (gain) loss on investment in Ashford Inc.	5,390	3,338
Realized and unrealized (gain) loss on derivatives	1,162	803
Net settlement of trading derivatives	(1,074)	(688)
Equity in (earnings) loss of unconsolidated entity	149	146
Deferred income tax expense (benefit)	816	136
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	(5,886)	(5,593)
Prepaid expenses and other assets	(2,672)	922
Accounts payable and accrued expenses	13,856	(2,609)
Operating lease right-of-use assets	398	—
Due to/from related party, net	(1,041)	344
Due to/from third-party hotel managers	(6,378)	5,578
Due to/from Ashford Inc.	(345)	1,479
Operating lease liabilities	(144)	—
Other liabilities	(3,521)	(7,851)
Net cash provided by (used in) operating activities	48,966	52,885

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	—	24,663
Acquisition of hotel properties, net of cash and restricted cash acquired	(111,751)	(177,874)
Investment in unconsolidated entity	(332)	(2,000)
Net proceeds from disposition of assets and sale of hotel property	10,300	65,336
Improvements and additions to hotel properties	(108,182)	(51,610)
Net cash provided by (used in) investing activities	(209,965)	(141,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	329,500	575,000
Repayments of indebtedness	(257,086)	(399,804)
Payments of loan costs and exit fees	(4,447)	(9,407)
Payments for derivatives	(89)	(348)
Purchase of common stock	(384)	(204)
Payments for dividends and distributions	(24,931)	(22,661)
Preferred stock offering costs	(110)	—
Distributions to noncontrolling interest in consolidated entities	—	(538)
Other	8	18
Net cash provided by (used in) financing activities	42,461	142,056
Net change in cash, cash equivalents and restricted cash	(118,538)	53,456
Cash, cash equivalents and restricted cash at beginning of period	258,488	185,342
Cash, cash equivalents and restricted cash at end of period	$139,950	$238,798

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$38,221	$31,641
Income taxes paid (refund)	(490)	1,626
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	9,502	8,840
Capital expenditures accrued but not paid	18,815	5,167
Non-cash dividends paid	—	58

	Nine Months Ended September 30,
	2019	2018
Non-cash settlement of note receivable	—	8,098
Non-cash settlement of TIF loan	—	8,098
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$182,578	$137,522
Restricted cash at beginning of period	75,910	47,820
Cash, cash equivalents and restricted cash at beginning of period	$258,488	$185,342

Cash and cash equivalents at end of period	$82,583	$163,825
Restricted cash at end of period	57,367	74,973
Cash, cash equivalents and restricted cash at end of period	$139,950	$238,798
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2019, Remington Lodging & Hospitality, LLC, together with its affiliates (“Remington Lodging”), which was beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Hospitality Trust, Inc. (“Ashford Trust”), managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties. On May 31, 2019, Ashford Inc., the parent company of Ashford LLC, entered into an agreement to acquire the hotel management business of Remington Holdings, L.P. (as amended by the First Amendment thereto dated July 17, 2019 and the Second Amendment thereto dated August 28, 2019, the “Combination Agreement”), which includes Remington Lodging. The transaction closed on November 6, 2019.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of September 30, 2019, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of September 30, 2019, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of September 30, 2019, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Business and Leisure Management, LLC (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Lodging, which are eligible independent contractors under the Internal Revenue Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019;

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
Investment in Ashford Inc.—As of September 30, 2019, we held approximately 195,000 shares of Ashford Inc. common stock, which represented approximately 7.5% of the outstanding common stock in Ashford Inc., with a fair value of $4.7 million. This investment would typically be accounted for under the equity method of accounting, under Accounting Standard Codification (“ASC”) 323-10 - Investments - Equity Method and Joint Ventures since we exercise significant influence. However, we have elected to record our investment in Ashford Inc. using the fair value option under ASC 825-10 - Fair Value Option - Financial Assets and Financial Liabilities. See note 19.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Investment in Unconsolidated Entity—Investment in unconsolidated entity, in which we have ownership interest of 8.6% at September 30, 2019, is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and nine months ended September 30, 2019 and 2018.
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
Recently Adopted Accounting Standards—In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under the new standard, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases ("ASU 2018-10") and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee.
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
Other revenue consists of ancillary revenue at the property, including attrition and cancellation fees, condo management fees, resort and destination fees, health center fees, spas, golf, telecommunications, parking, entertainment, business interruption revenue and other guest services, as well as rental revenue primarily from leased retail outlets at our hotel properties, and membership initiation fees and dues, primarily from club memberships. Cancellation fees are recognized from non-cancellable deposits when the customer provides notification of cancellation in accordance with established management policy time frames. Non-refundable membership initiation fees are recognized over the expected life of an active membership.
For the three and nine months ended September 30, 2019, the Company recorded revenue from business interruption losses associated with lost profits from hurricanes of $4.0 million and $16.6 million, respectively. For the three and nine months ended September 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from hurricanes of $3.8 million and $13.9 million, respectively. Additionally, during the three and nine months ended September 30, 2018, the Company recorded revenue of $0 and $1.9 million, respectively, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For the three and nine months ended September 30, 2018, the Company recorded $0 and $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. No such revenue was recorded for the three and nine months ended September 30, 2019.
Taxes specifically collected from customers and submitted to taxing authorities are not recorded in revenue. Interest income is recognized when earned.
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended September 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$32,070	$9,190	$4,441	$—	$45,701
Colorado	1	3,086	3,615	2,368	—	9,069
Florida	2	8,234	4,124	3,308	—	15,666
Illinois	1	7,501	2,250	466	—	10,217
Pennsylvania	1	6,675	1,474	310	—	8,459
Washington	1	10,361	1,649	382	—	12,392
Washington, D.C.	1	8,889	3,688	378	—	12,955
USVI	1	(8)	432	3,999	—	4,423
Corporate entities	—	—	—	—	2	2
Total	13	$76,808	$26,422	$15,652	$2	$118,884

	Three Months Ended September 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$26,368	$5,209	$2,404	$—	$33,981
Colorado	1	3,178	3,112	2,438	—	8,728
Florida	2	8,194	4,335	3,420	—	15,949
Illinois	1	8,157	2,280	327	—	10,764
Pennsylvania	1	7,137	1,422	267	—	8,826
Washington	1	11,035	1,799	380	—	13,214
Washington, D.C.	1	8,638	2,729	264	—	11,631
USVI	1	1,651	285	3,817	—	5,753
Total	12	$74,358	$21,171	$13,317	$—	$108,846

	Nine Months Ended September 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$88,533	$27,311	$11,893	$—	$127,737
Colorado	1	14,059	9,867	7,762	—	31,688
Florida	2	34,674	18,811	12,311	—	65,796
Illinois	1	19,053	5,796	1,168	—	26,017
Pennsylvania	1	18,169	3,187	793	—	22,149
Washington	1	23,378	5,070	1,189	—	29,637
Washington, D.C.	1	29,960	12,679	1,196	—	43,835
USVI	1	834	1,605	16,608	—	19,047
Corporate entities	—	—	—	—	7	7
Total	13	$228,660	$84,326	$52,920	$7	$365,913

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$69,007	$18,163	$8,258	$—	$95,428
Colorado	1	14,736	9,676	7,712	—	32,124
Florida	2	24,474	12,191	7,343	—	44,008
Illinois	1	19,359	6,100	908	—	26,367
Pennsylvania	1	21,641	4,314	867	—	26,822
Washington	1	25,587	5,164	1,006	—	31,757
Washington, D.C.	1	30,390	10,965	884	—	42,239
USVI	1	4,939	616	13,616	—	19,171
Sold hotel properties	1	8,171	2,875	3,491	—	14,537
Total	13	$218,304	$70,064	$44,085	$—	$332,453
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$455,298	$428,567
Buildings and improvements	1,106,503	989,180
Furniture, fixtures and equipment	109,715	103,025
Construction in progress	96,644	42,034
Total cost	1,768,160	1,562,806
Accumulated depreciation	(296,557)	(262,905)
Investments in hotel properties, net	$1,471,603	$1,299,901
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total revenue	$12,206	$31,624
Net income (loss)	$643	$469
Impairment Charges and Insurance Recoveries
In September 2017, the Ritz-Carlton, St. Thomas located in St. Thomas, USVI, the Pier House Resort located in Key West, FL and the Tampa Renaissance located in Tampa, FL (sold in 2018) were impacted by the effects of Hurricanes Irma and Maria. The Company holds insurance policies that provide coverage for property damage and business interruption after meeting certain deductibles at all of its hotel properties.
For the three and nine months ended September 30, 2019, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $4.0 million and $16.6 million, respectively. For the three and nine months ended September 30, 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $3.8 million and $13.9 million, respectively. These revenues are included in “other” hotel revenue in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company received proceeds of $6.6 million and $14.9 million, respectively, from our insurance carriers for property damage and business interruption from the hurricanes. The Company received $0 and $34.0 million, respectively, for the three and nine months ended September 30, 2018.
Additionally, during the three and nine months ended September 30, 2018, the Company recorded revenue of $0 and $1.9 million, respectively, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires, which is included in “other” hotel revenue in our condensed consolidated statements of operations. During the three and nine months ended September 30, 2018, we recorded impairment charges of $0 and $71,000, respectively, as a result of a change in estimate of property damage from the hurricanes at the Pier House Resort and the Tampa Renaissance. There was no impairment charge recorded for the three and nine months ended September 30, 2019. As of September 30, 2019, the Company had a net liability of $14.3 million, included in “other liabilities” on the condensed consolidated balance sheet, as it has received insurance proceeds in excess of the sum of its impairment, remediation expenses and business interruption revenue recorded through September 30, 2019. The Company will not record revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.
5. Leases
On January 1, 2019, we adopted ASC 842 on a modified retrospective basis. We elected the practical expedients which allowed us to apply the new guidance at its effective date on January 1, 2019 without adjusting the comparative prior period financial statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, we elected the practical expedients allowing us not to separate lease and non-lease components and not record short-term leases on the balance sheet across all existing asset classes.
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
The majority of our leases are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of September 30, 2019.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2019, our leased assets and liabilities consisted of the following (in thousands):

September 30, 2019
Assets
Operating lease right-of-use assets	$82,976
Liabilities
Operating lease liabilities	$61,168
We incurred the following lease costs related to our operating leases (in thousands):

		Three Months Ended	Nine Months Ended
	Classification	September 30, 2019	September 30, 2019
Operating lease cost (1)	Hotel operating expenses - other	$1,510	$4,312
_______________________________________
(1) For the three and nine months ended September 30, 2019, operating lease cost includes approximately $445,000 and $1.1 million of variable lease cost associated with the ground leases and $129,000 and $366,000 of amortization costs related to the intangible assets that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

Nine Months Ended
September 30, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$2,417
Weighted Average Remaining Lease Term
Operating leases (1)	47 years
Weighted Average Discount Rate
Operating leases (1)	4.98%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and discount rates of the ground leases.
Future minimum lease payments due under non-cancellable leases as of September 30, 2019 were as follows (in thousands):

Operating Leases
2019	$806
2020	3,258
2021	3,269
2022	3,224
2023	3,227
Thereafter	151,666
Total future minimum lease payments	165,450
Less: interest	(104,282)
Present value of lease liabilities	$61,168

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
Enhanced Return Funding Program
We lease certain assets from Ashford Inc. under the Enhanced Return Funding Program. See note 18.
6. Hotel Dispositions
On June 1, 2018, the Company sold the Tampa Renaissance hotel for $68.0 million in cash. The sale resulted in a gain of $15.7 million for the year ended December 31, 2018 and was included in “gain (loss) on disposition of assets and sale of hotel property” in our condensed consolidated statements of operations. Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our condensed consolidated financial statements.
We included the results of operations of this hotel property through the date of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and nine months ended September 30, 2018. The following table includes the condensed financial information from this hotel property (in thousands):

Nine Months Ended September 30,
2018
Total hotel revenue	$14,537
Total hotel operating expenses	(7,500)
Property taxes, insurance and other	(486)
Depreciation and amortization	(1,294)
Impairment charges	(12)
Gain (loss) on disposition of assets and sale of hotel property	15,711
Operating income (loss)	20,956
Interest expense and amortization of loan costs	(791)
Income (loss) before income taxes	20,165
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,253)
Income (loss) before income taxes attributable to the Company	$17,912
7. Investment in Unconsolidated Entity
Ashford Inc.
As of September 30, 2019 and December 31, 2018, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share of Ashford Inc. common stock on the NYSE American LLC was $24.24 and $51.90 as of September 30, 2019 and December 31, 2018, respectively. This represented an approximate 7.5% and 8.1% ownership interest in the outstanding common stock of Ashford Inc. for September 30, 2019 and December 31, 2018, respectively. See notes 11, 12 and 19.
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
The following tables summarize the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2019	December 31, 2018
Total assets	$421,837	$379,005
Total liabilities	148,779	108,726
Series B Convertible Preferred Stock	202,185	200,847
Redeemable noncontrolling interests	3,641	3,531
Total stockholders’ equity of Ashford Inc.	66,467	65,443
Noncontrolling interests in consolidated entities	765	458
Total equity	67,232	65,901
Total liabilities and equity	$421,837	$379,005
Our investment in Ashford Inc., at fair value	$4,724	$10,114
Ashford Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$56,889	$41,565	$183,675	$144,544
Total operating expenses	(63,690)	(53,069)	(186,991)	(150,214)
Operating income (loss)	(6,801)	(11,504)	(3,316)	(5,670)
Equity in earnings (loss) of unconsolidated entities	464	—	(109)	—
Interest expense and loan amortization cost	(531)	(419)	(1,412)	(770)
Other income (expense)	(20)	25	(86)	(50)
Income tax (expense) benefit	297	13,904	(1,429)	11,593
Net income (loss)	(6,591)	2,006	(6,352)	5,103
(Income) loss from consolidated entities attributable to noncontrolling interests	101	413	395	704
Net (income) loss attributable to redeemable noncontrolling interests	334	968	623	817
Net income (loss) attributable to Ashford Inc.	$(6,156)	$3,387	$(5,334)	$6,624
Preferred dividends	(2,909)	(1,675)	(8,492)	(1,675)
Amortization of preferred stock discount	(363)	(303)	(1,338)	(303)
Net income attributable to common stockholders	$(9,428)	$1,409	$(15,164)	$4,646
Our unrealized gain (loss) on investment in Ashford Inc.	$(1,471)	$2,158	$(5,390)	$(3,338)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

OpenKey
On March 28, 2018, the Company made a $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an 8.2% ownership interest, which investment was recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. In 2019, we made additional investments of $332,000 which was recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of September 30, 2019, the Company has made investments in OpenKey totaling $2.3 million.
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2019	December 31, 2018
Carrying value of the investment in OpenKey (in thousands)	$1,949	$1,766
Ownership interest in OpenKey	8.6%	8.2%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
Equity in earnings (loss) of unconsolidated entity	$(48)	$(81)	$(149)	$(146)
8. Indebtedness
Indebtedness consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2019	December 31, 2018
Secured revolving credit facility (3)	Equity	November 2019	Base Rate (2) + 1.25% to 2.50% or LIBOR (1) + 2.25% to 3.50%	$—	$—
Mortgage loan (4)	Capital Hilton	November 2019	LIBOR(1) + 2.65%	—	187,086
	Hilton La Jolla Torrey Pines
Mortgage loan (5)	Ritz-Carlton, St. Thomas	December 2019	LIBOR (1) + 4.95%	—	42,000
Mortgage loan (6)	Pier House Resort	March 2020	LIBOR (1) + 2.25%	—	70,000
Mortgage loan (7)	Park Hyatt Beaver Creek	April 2020	LIBOR (1) + 2.75%	67,500	67,500
Mortgage loan (8)	The Notary Hotel	June 2020	LIBOR (1) + 2.16%	435,000	435,000
	Courtyard San Francisco Downtown
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (5)	Ritz-Carlton, St. Thomas	August 2021	LIBOR (1) + 4.95%	42,500	—
Mortgage loan	Hotel Yountville	May 2022	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan	Bardessono Hotel	August 2022	LIBOR (1) + 2.55%	40,000	40,000
Mortgage loan	Ritz-Carlton, Sarasota	April 2023	LIBOR (1) + 2.65%	100,000	100,000
Mortgage loan	Ritz-Carlton, Lake Tahoe	January 2024	LIBOR (1) + 2.10%	54,000	—
Mortgage loan (4)	Capital Hilton	February 2024	LIBOR (1) + 1.70%	195,000	—
	Hilton La Jolla Torrey Pines
Mortgage loan (6)	Pier House Resort	September 2024	LIBOR (1) + 1.85%	80,000	—
				1,065,000	992,586
Deferred loan costs, net				(7,533)	(6,713)
Indebtedness, net				$1,057,467	$985,873
__________________

(1)	LIBOR rates were 2.016% and 2.503% at September 30, 2019 and December 31, 2018, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

(3)	Our borrowing capacity under our secured revolving credit facility was $100.0 million at September 30, 2019. See note 19.

(4)
On January 22, 2019, we refinanced this mortgage loan with an outstanding balance of $186.8 million with a new $195.0 million mortgage loan with a five-year term. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 1.70%.

(5)
On August 5, 2019, we amended this mortgage loan totaling $42.0 million. The amended mortgage loan totaling $42.5 million has a two-year initial term and three one-year extension options, subject to the satisfaction of certain conditions. The amended mortgage loan is interest only and bears interest at a rate of LIBOR + 4.95%.

(6)
On September 30, 2019, we refinanced this mortgage loan totaling $70.0 million with a new $80.0 million mortgage loan with a five-year term. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 1.85%.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in April 2019.

(8)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.
On April 4, 2018, in connection with the acquisition of the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida, the Company completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for an interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 23, 2018, the Company refinanced two mortgage loans with an outstanding balance of $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one-year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by four hotels: The Notary Hotel, Marriott Seattle Waterfront, Courtyard San Francisco Downtown and Sofitel Chicago Magnificent Mile.
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
On August 5, 2019, the Company amended its mortgage loan with an outstanding balance of $42.0 million with a new $42.5 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 4.95% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Ritz-Carlton St. Thomas.
On September 30, 2019, the Company refinanced its mortgage loan with an outstanding balance of $70.0 million with a new $80.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.85% and has a five-year term with no extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Pier House Resort.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(9,388)	$(1,869)	$(14,879)	$13,681
Less: Dividends on preferred stock	(2,533)	(1,707)	(7,597)	(5,122)
Less: Dividends on common stock	(5,177)	(5,126)	(15,508)	(15,364)
Less: Dividends on unvested performance stock units	(74)	(72)	(224)	(216)
Less: Dividends on unvested restricted shares	(88)	(78)	(272)	(243)
Undistributed net income (loss) allocated to common stockholders	(17,260)	(8,852)	(38,480)	(7,264)
Add back: Dividends on common stock	5,177	5,126	15,508	15,364
Distributed and undistributed net income (loss) - basic and diluted	$(12,083)	$(3,726)	$(22,972)	$8,100

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	32,347	32,023	32,259	31,905
Advisory services incentive fee shares	—	—	—	17
Weighted average common shares outstanding – diluted	32,347	32,023	32,259	31,922

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.37)	$(0.12)	$(0.71)	$0.25
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.37)	$(0.12)	$(0.71)	$0.25
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$88	$78	$272	$243
Income (loss) allocated to unvested performance stock units	74	72	224	216
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,465)	(452)	(2,770)	1,075
Dividends on preferred stock - Series B	1,708	1,707	5,122	5,122
Total	$405	$1,405	$2,848	$6,656
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	19	81	53	57
Effect of unvested performance stock units	165	52	206	23
Effect of assumed conversion of operating partnership units	4,162	4,173	4,229	4,137
Effect of assumed conversion of preferred stock - Series B	6,569	6,569	6,569	6,569
Effect of advisory services incentive fee shares	73	32	73	—
Total	10,988	10,907	11,130	10,786
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Nine Months Ended September 30,
Interest rate caps:	2019	2018
Notional amount (in thousands)	$348,500	$685,000
Strike rate low end of range	3.00%	2.43%
Strike rate high end of range	7.80%	7.80%
Effective date range	January 2019 - September 2019	February 2018 - May 2018
Termination date range	March 2020 - October 2021	March 2019 - June 2020
Total cost of interest rate caps (in thousands)	$89	$348

Interest rate floors:
Notional amount (in thousands)	$2,000,000	$4,000,000
Strike rate low end of range	1.63%	1.38%
Strike rate high end of range	1.63%	2.00%
Effective date	January 2019	July 2018
Termination date	March 2020	July 2019 - September 2019
Total cost of interest rate floors (in thousands)	$75	$138
_______________
No instruments were designated as cash flow hedges for during the nine months ended September 30, 2019 and 2018.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	September 30, 2019	December 31, 2018
Notional amount (in thousands)	$925,500	$1,292,500
Strike rate low end of range	3.00%	2.43%
Strike rate high end of range	7.80%	11.61%
Effective date range	April 2018 - September 2019	January 2017 - December 2018
Termination date range	January 2020 - October 2021	January 2019 - June 2020
Aggregate principal balance on corresponding mortgage loans (in thousands)	$870,000	$805,500

Interest rate floors: (1) (2)
Notional amount (in thousands)	$7,000,000	$10,850,000
Strike rate low end of range	(0.25)%	(0.25)%
Strike rate high end of range	2.00%	2.00%
Effective date range	July 2015 - January 2019	July 2015 - July 2018
Termination date range	December 2019 - July 2020	March 2019 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of September 30, 2019, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.3 million as of September 30, 2019. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2019, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 2.016% to 1.222% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
September 30, 2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$100	$—	$52	$152
Interest rate derivatives - caps	—	2	—	—	2
Credit default swaps	—	(459)	—	1,078	619
	—	(357)	—	1,130	773	(2)
Non-derivative assets:
Investment in Ashford Inc.	4,724	—	—	—	4,724
Total	$4,724	$(357)	$—	$1,130	$5,497

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$76	$—	$73	$149
Interest rate derivatives - caps	—	20	—	—	20
Credit default swaps	—	546	—	57	603
	—	642	—	130	772	(2)
Non-derivative assets:
Investment in Ashford Inc.	10,114	—	—	—	10,114
Total	$10,114	$642	$—	$130	$10,886
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$(717)		$(134)		$(51)		$(218)
Interest rate derivatives - caps	(26)		(10)		(107)		(271)
Credit default swaps	(61)	(1)	(434)	(1)	(1,004)	(1)	(314)	(1)
Total derivative assets	$(804)		$(578)		$(1,162)		$(803)

Non-derivative assets:
Investment in Ashford Inc.	(1,471)		2,158		(5,390)		(3,338)
Total	$(2,275)		$1,580		$(6,552)		$(4,141)
Total combined
Interest rate derivatives - floors	$(667)		$(134)		$139		$(218)
Interest rate derivatives - caps	(26)		(10)		(107)		(271)
Credit default swaps	$(61)		(434)		$(1,004)		(314)
Unrealized gain (loss) on derivatives	(754)		(578)		(972)		(803)
Realized gain (loss) on interest rate floors	(50)	(2)	—		(190)	(2)	—
Unrealized gain (loss) on investment in Ashford Inc.	(1,471)		2,158		(5,390)		(3,338)
Net	$(2,275)		$1,580		$(6,552)		$(4,141)
_______________

(1)
Excludes costs associated with credit default swaps of $64 for both the three months ended September 30, 2019 and 2018 and $190 for both the nine months ended September 30, 2019 and 2018, respectively, which is included in “other income (expense)” in our condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$4,724	$4,724	$10,114	$10,114
Derivative assets	773	773	772	772
Financial assets not measured at fair value:
Cash and cash equivalents	$82,583	$82,583	$182,578	$182,578
Restricted cash	57,367	57,367	75,910	75,910
Accounts receivable, net	19,657	19,657	12,739	12,739
Due from related party, net	817	817	—	—
Due from third-party hotel managers	18,019	18,019	4,927	4,927
Financial liabilities not measured at fair value:
Indebtedness	$1,065,000	$994,975 to $1,099,709	$992,586	$936,904 to $1,035,526
Accounts payable and accrued expenses	97,945	97,945	64,116	64,116
Dividends and distributions payable	9,502	9,502	8,514	8,514
Due to Ashford Inc.	4,749	4,749	4,001	4,001
Due to related party, net	—	—	224	224
Due to third-party hotel managers	2,172	2,172	1,633	1,633
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
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 93.4% to 103.3% of the carrying value of $1.1 billion at September 30, 2019, and approximately 94.4% to 104.3% of the carrying value of $992.6 million at December 31, 2018. This is considered a Level 2 valuation technique.

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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of September 30, 2019, there were approximately 552,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. Following the adoption of ASU 2018-07 in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of September 30, 2019, we have issued a total of 1.3 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 100,000 LTIP units and 60,000 Performance LTIP units issued from March 2015 to July 2019, had reached full economic parity with, and are convertible into, common units.
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Type	Line Item	2019	2018	2019	2018
Performance LTIP units	Advisory services fee	$297	$245	$847	$539
LTIP units	Advisory services fee	355	269	999	707
LTIP units - independent directors	Corporate, general and administrative	103	61	103	61
		$755	$575	$1,949	$1,307
The unamortized cost of the unvested Performance LTIP units of $1.3 million at September 30, 2019, will be expensed over a period of 2.3 years with a weighted average period of 0.9 years.
The unamortized cost of the unvested LTIP units of $1.9 million at September 30, 2019, will be amortized over a period of 2.4 years with a weighted average period of 1.6 years.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common units converted to stock	—	—	165	—
Fair value of common units converted	$—	$—	$2,201	$—
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2019	December 31, 2018
Redeemable noncontrolling interests in Braemar OP	$40,584	$44,885
Adjustments to redeemable noncontrolling interests (1)	$562	$23
Ownership percentage of operating partnership	10.95%	11.22%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,465	$452	$2,770	$(1,075)
Aggregate distributions to holders of common units, LTIP units and Performance LTIP units	771	824	2,318	2,468
14. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock dividends declared	$5,339	$5,276	$16,004	$15,823
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of grants of PSUs to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Following the adoption of ASU 2018-07 in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the compensation expense for PSUs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
Advisory services fee	$679	$287	$1,760	$2,156
During the nine months ended September 30, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
As of September 30, 2019, we had unamortized compensation expense of $4.7 million related to PSUs which is expected to be recognized over a period of 2.3 years with a weighted average period of 1.6 years.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
The following table summarizes the stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2019	2018	2019	2018
Advisory services fee	$664	$515	$1,820	$1,838
Management fees	36	53	116	164
Corporate general and administrative - Premier	17	—	55	—
Corporate general and administrative - independent directors	208	243	208	243
	$925	$811	$2,199	$2,245
During the nine months ended September 30, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
At September 30, 2019, the unamortized cost of the unvested shares of restricted stock was $4.9 million, which will be expensed over a period of 2.4 years with a weighted average period of 2.0 years, and have vesting dates between November 2019 and February 2022.
8.25% Series D Cumulative Preferred Stock Dividends—The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Series D Cumulative Preferred Stock	$825	$—	$2,475	$—
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were repurchased during the three and nine months ended September 30, 2019 and 2018, pursuant to this authorization. As of September 30, 2019, we have purchased a cumulative 4.3 million shares of our common stock, for approximately $63.2 million, since the program’s inception on November 4, 2014.
At-the-Market Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its Common Stock having an aggregate offering price of up to $50 million. As of September 30, 2019, no shares of our common stock have been sold under this program.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(6.3) million and $(5.4) million at September 30, 2019 and December 31, 2018, respectively.
The following table summarizes the (income) loss allocated to noncontrolling interest in consolidated entities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Income) loss attributable to noncontrolling interest in consolidated entities	$(1,899)	$(1,695)	$(1,750)	$(1,742)
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
At September 30, 2019, we had 5.0 million outstanding shares of Series B Convertible Preferred Stock that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The Series B Convertible Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Series B Convertible Preferred Stock	$1,708	$1,707	$5,122	$5,122
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2019, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under property management agreements for our hotel properties existing at September 30, 2019, we pay a monthly property management fee equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from May 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
17. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2019 and December 31, 2018, all of our hotel properties were in the U.S. and its territories.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On January 15, 2019, the Company entered into Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with Ashford Inc. (“Amendment No. 1”). Amendment No. 1 revised the formula for calculating the base fee to be equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the 5th business day of each month.
The minimum base fee for Braemar for each month will be equal to the greater of:

(i)	90% of the base fee paid for the same month in the prior year; and

(ii)	1/12th of the G&A Ratio (as defined) multiplied by the total market capitalization of Braemar.
We are also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also recorded equity-based compensation expense for equity grants of common stock and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Advisory services fee
Base advisory fee	$2,650	$2,508	$8,170	$6,928
Reimbursable expenses (1)	645	529	1,906	1,448
Equity-based compensation (2)	1,995	1,316	5,426	5,240
Incentive fee	(132)	1,380	77	2,241
Total	$5,158	$5,733	$15,579	$15,857
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15.0 million to fund the operations of Ashford Securities. As of September 30, 2019, Braemar has funded approximately $165,000.
Enhanced Return Funding Program
Concurrent with the Amendment No. 1, on January 15, 2019, the Company also entered into the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) with Ashford Inc. The “key money investments” concept previously contemplated by our advisory agreement was replaced with the ERFP Agreement. The Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar was entitled to receive $10.3 million from Ashford LLC in the form of future purchases of FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free. As of September 30, 2019, Ashford LLC has remitted payments of $10.3 million to the Company as further described below.
On June 26, 2019, the Company sold $1.4 million of hotel FF&E from a Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transaction and concluded that the transaction qualified as a sale. As a result, the Company recorded a gain of $9,000 for the nine months ended September 30, 2019. The gain is recorded in “gain (loss) on disposition of assets and sale of hotel property” in our condensed consolidated statements of operations.
On July 1, 2019, the Company sold the remaining $8.9 million of hotel FF&E from another Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. The transaction also qualified as a sale and the Company recorded a gain of $23,000 for the three and nine months ended September 30, 2019. The gain is recorded in “gain (loss) on disposition of assets and sale of hotel property” in our condensed consolidated statements of operations.
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

		Three Months Ended September 30, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Property Taxes, Insurance and Other	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$25	$—	$—	$—	$—	$—	$25	$—
J&S Audio Visual	Audio visual services	183	—	—	183	—	—	—	—
Lismore Capital	Mortgage placement services	933	—	(720)	—	—	—	—	213
OpenKey	Mobile key app	21	—	—	—	21	—	—	—
Premier	Project management services	2,838	2,699	—	—	—	139	—	—
Pure Wellness	Hypoallergenic premium rooms	67	55	—	—	12	—	—	—
RED Leisure	Watersport activities and travel/transportation services	326	—	—	—	326	—	—	—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Three Months Ended September 30, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Hotel Expenses	Property Taxes, Insurance and Other
Ashford LLC	Insurance claims services	$31	$—	$—	$31
OpenKey	Mobile key app	5	—	5	—
Premier	Project management services	1,125	1,125	—	—
Pure Wellness	Hypoallergenic premium rooms	128	117	11	—
RED Leisure	Watersport activities and travel/transportation services	180	—	180	—

		Nine Months Ended September 30, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Advisory Services Fee	Property Taxes, Insurance and Other	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$90	$—	$—	$—	$—	$—	$90	$—
J&S Audio Visual	Audio visual services	383	—	—	383	—	—	—	—
Lismore Capital	Debt placement services	1,208	—	(995)	—	—	—	—	213
OpenKey	Mobile key app	33	—	—	—	33	—	—	—
Premier	Project management services	8,078	7,674	—	—	—	404	—	—
Pure Wellness	Hypoallergenic premium rooms	143	108	—	—	35	—	—	—
RED Leisure	Watersport activities and travel/transportation services	686	—	—	—	686	—	—	—

		Nine Months Ended September 30, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Property Taxes, Insurance and Other
Ashford LLC	Insurance claims services	$100	$—	$—	$—	$100
Lismore Capital	Debt placement services	999	—	(999)	—	—
OpenKey	Mobile key app	17	—	—	17	—
Premier	Project management services	1,125	1,125	—	—	—
Pure Wellness	Hypoallergenic premium rooms	147	117	—	30	—
RED Leisure	Watersport activities and travel/transportation services	540	—	—	540	—
________

(1)	Recorded in FF&E and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
The following table summarizes the due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	September 30, 2019	December 31, 2018
Ashford LLC	Advisory services	$1,830	$2,264
Ashford LLC	Insurance claims services	25	37
J&S Audio Visual	Audio visual services	185	—
OpenKey	Mobile key app	—	13
Premier	Project management services	2,651	1,657
Pure Wellness	Hypoallergenic premium rooms	58	30
		$4,749	$4,001
In 2015, $2.0 million of key money consideration was invested in FF&E by Ashford LLC to be used by Braemar, which represented all of the key money consideration for the Bardessono Hotel. Upon adoption of ASC 842, we evaluated this arrangement, which is accounted for as a lease that will expire in 2020. Under the applicable accounting guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense for rents.

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
At September 30, 2019, Remington Lodging managed three of our thirteen hotel properties and we incurred the following fees related to the management agreements with the related party (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Property management fees, including incentive property management fees	$455	$438	$1,322	$1,334
Market service and project management fees	—	831	—	3,328
Corporate general and administrative expenses	84	85	262	250
Total	$539	$1,354	$1,584	$4,912
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$36	$53	$116	$164
The unamortized compensation expense of these grants was $234,000 as of September 30, 2019, which will be amortized over a period of 2.4 years.
19. Subsequent Events
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock held by one of our TRS subsidiaries, totaling 19,897 shares, for $30 per share, resulting in total proceeds of approximately $597,000 to the Company.
On October 21, 2019, the Company announced that its board of directors had declared the distribution of its remaining 174,983 shares of common stock of Ashford Inc. Both common stockholders of Braemar and unitholders of Braemar OP received their pro-rata share of Ashford Inc. common stock. The distribution to Company stockholders and unitholders was completed through a pro-rata taxable dividend of Ashford Inc. common stock on November 5, 2019 (the “Distribution Date”) to stockholders and unitholders of record (“Company Record Holders”) as of the close of business of the New York Stock Exchange (“NYSE”) on October 29, 2019 (the “Record Date”). On the Distribution Date, each Company Record Holder received approximately 0.0047 shares of Ashford common stock for every unit and/or share of the Company’s common stock held by such Company Record Holder on the Record Date. No fractional shares of Ashford Inc. common stock were issued. Fractional shares of Ashford Inc. common stock to which Braemar Record Holders would otherwise be entitled will be aggregated and, after the distribution, sold in the open market by the distribution agent. The aggregate net proceeds of the sales will be distributed in a pro-rata manner as cash payments to the Braemar Record Holders who would otherwise have received fractional shares of Ashford Inc. common stock. Additionally, Braemar Record Holders who hold in “street name” on behalf of their customers may sell additional shares into the open market to make cash payments to their customers who would have otherwise received fractional shares of Ashford Inc. common stock. Subsequent to the distribution, the Company does not have any ownership interest in Ashford Inc.
On October 25, 2019, the Company entered into a new $75 million secured credit facility which replaces the Company's previous credit facility that was scheduled to mature on November 10, 2019. The new credit facility provides for a three-year revolving line of credit and bears interest at a range of 2.25% - 3.50% over LIBOR, depending on the leverage level of the Company. There are two, one-year extension options subject to the satisfaction of certain conditions. The new credit facility includes the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

opportunity to expand the borrowing capacity by up to $175 million to an aggregate size of $250 million. There were no amounts outstanding on the Company's previous credit facility.
On November 6, 2019, Ashford Inc. completed its acquisition of Remington’s Hotel Management Business, as approved by Ashford Inc.’s stockholders at an Ashford Inc. special meeting of stockholders held on October 24, 2019 to consider and vote upon on the transactions contemplated by the Combination Agreement.

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

•
the impact of the divestiture of our shares of Ashford Inc., including the shares sold through the stock purchase agreement with Ashford LLC and the pro-rata distribution of shares of Ashford Inc. common stock to Company Record Holders;

•	actual and potential conflicts of interest with Ashford Trust, Ashford LLC, Ashford Inc., Remington Lodging, our executive officers and our non-independent director;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

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
Overview
We are a Maryland corporation formed in April 2013. We became a public company on November 19, 2013 when Ashford Trust, a NYSE-listed REIT, completed the spin-off of our company through the distribution of our outstanding common stock to Ashford Trust stockholders. We invest primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $172 for the year ended December 31, 2018. We have elected to be taxed as a REIT under the Internal Revenue Code beginning with our short taxable year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of September 30, 2019, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,719 total rooms, or 3,484 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2019, Remington Lodging, which was beneficially wholly-owned by Mr. Monty J. Bennett, Chairman of our board of directors, and Mr. Archie Bennett, Jr., Chairman Emeritus of Ashford Trust, managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
As of November 6, 2019, Ashford Inc. completed its acquisition of Remington’s Hotel Management Business. In connection with its acquisition, Ashford Inc. effected a holding company reorganization through a merger. As a result of the foregoing, Ashford Inc. (which is incorporated in Nevada) became the successor issuer of Ashford OAINC II Inc., (formerly named Ashford Inc. and incorporated in Maryland) under Rule 12g-3 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology. Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of November 6, 2019, owned approximately 352,592 shares of Ashford Inc. common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share)

into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of November 6, 2019 would have increased the Bennetts’ ownership interest in Ashford Inc. to 70.1%. The 18,758,600 Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended September 30, 2019, are as follows (in thousands):

Revenues	$29,834
Expenses	(10,461)
Net Earnings	$19,373
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
In conjunction with the transaction, the Company entered into the ERFP Agreement with Ashford Inc. The Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
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
The initial term of the ERFP Agreement is two years, unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive Renewal Terms unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar was entitled to receive $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that was leased to us by Ashford LLC rent free. As of September 30, 2019, Ashford LLC has remitted payments of $10.3 million to the Company as further described below.
On June 26, 2019, the Company sold $1.4 million of hotel FF&E from a Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transaction and concluded that the transaction qualified as a sale. As a result, the Company recorded a gain of $9,000 for the nine months ended September 30, 2019.
On July 1, 2019, the Company sold the remaining $8.9 million of hotel FF&E from another Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transaction and concluded that the transaction qualified as a sale. As a result, the Company recorded a gain of $23,000 for the three and nine months ended September 30, 2019.
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
On August 5, 2019, the Company amended its mortgage loan with an outstanding balance of $42.0 million with a new $42.5 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 4.95% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Ritz-Carlton St. Thomas.
On August 13, 2019, we invested an additional $176,000 in OpenKey, which investment was approved by the independent members of our board of directors.
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15 million to fund the operations of Ashford Securities.
On September 30, 2019, the Company refinanced its mortgage loan with an outstanding balance of $70.0 million with a new $80.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.85% and has a five-year term with no extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Pier House Resort.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock held by one of our TRS subsidiaries, totaling 19,897 shares, for $30 per share, resulting in total proceeds of approximately $597,000 to the Company.
On October 3, 2019, the Company announced the opening of The Maple Grove Presidential Villa at the Bardessono Hotel, adding 3 additional luxury suites, increasing the total room count from 62 to 65.
On October 21, 2019, the Company announced that its board of directors had declared the distribution of its remaining 174,983 shares of common stock of Ashford Inc. Both common stockholders of Braemar and unitholders of Braemar OP received their pro-rata share of Ashford Inc. common stock. The distribution to Company Record Holders was completed through a pro-rata taxable dividend of Ashford Inc. common stock on the Distribution Date to Company Record Holders as of the close of business of the NYSE on the Record Date. On the Distribution Date, each Company Record Holder received approximately 0.0047 shares of Ashford common stock for every unit and/or share of the Company’s common stock held by such Company Record Holder on the Record Date. No fractional shares of Ashford Inc. common stock were issued. Fractional shares of Ashford Inc. common stock to which Braemar Record Holders would otherwise be entitled will be aggregated and, after the distribution, sold in the open market by the distribution agent. The aggregate net proceeds of the sales will be distributed in a pro-rata manner as cash payments to the Braemar Record Holders who would otherwise have received fractional shares of Ashford Inc. common stock. Additionally, Braemar Record Holders who hold in “street name” on behalf of their customers may sell additional shares into the open market to make cash payments to their customers who would have otherwise received fractional shares of Ashford Inc. common stock. Subsequent to the distribution, the Company does not have any ownership interest in Ashford Inc.
On October 25, 2019, the Company entered into a new $75 million secured credit facility which replaces the Company's previous credit facility that was scheduled to mature on November 10, 2019. The new credit facility provides for a three-year revolving line of credit and bears interest at a range of 2.25% - 3.50% over LIBOR, depending on the leverage level of the Company. There are two, one-year extension options subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $175 million to an aggregate size of $250 million. There were no amounts outstanding on the Company's previous credit facility.
On November 6, 2019, Ashford Inc. completed its acquisition of Remington’s Hotel Management Business, as approved by Ashford Inc.’s stockholders at an Ashford Inc. special meeting of stockholders held on October 24, 2019 to consider and vote upon on the transactions contemplated by the Combination Agreement. The Company, acting at the direction of a committee of independent directors of the Company, who are independent within the meaning of applicable rules of the NYSE and do not have a material financial interest within the meaning of Section 2-419 of the Maryland General Corporation Law in the transactions contemplated by the Combination Agreement, voted all of the shares beneficially owned by the Company in favor of each proposal presented at the Ashford Inc. special meeting of stockholders.

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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 64.6% and 62.5% of our total hotel revenue for the three and nine months ended September 30, 2019, and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use funds from operations (“FFO”), Adjusted FFO, earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) and Adjusted EBITDAre as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Revenue
Rooms	$76,808	$74,358	$2,450	3.3%
Food and beverage	26,422	21,171	5,251	24.8
Other	15,652	13,317	2,335	17.5
Total hotel revenue	118,882	108,846	10,036	9.2
Other	2	—	2
Total revenue	118,884	108,846	10,038	9.2
Expenses
Hotel operating expenses:
Rooms	18,265	16,624	(1,641)	(9.9)
Food and beverage	20,721	16,171	(4,550)	(28.1)
Other expenses	36,201	32,058	(4,143)	(12.9)
Management fees	3,960	3,963	3	0.1
Total hotel expenses	79,147	68,816	(10,331)	(15.0)
Property taxes, insurance and other	7,690	6,835	(855)	(12.5)
Depreciation and amortization	16,831	14,474	(2,357)	(16.3)
Advisory services fee	5,158	5,733	575	10.0
Corporate general and administrative	1,575	1,765	190	10.8
Total expenses	110,401	97,623	(12,778)	(13.1)
Gain (loss) on disposition of assets and sale of hotel property	(1,163)	—	1,163
Operating income (loss)	7,320	11,223	(3,903)	(34.8)
Equity in earnings (loss) of unconsolidated entity	(48)	(81)	33	40.7
Interest income	249	540	(291)	(53.9)
Other income (expense)	(114)	(64)	(50)	(78.1)
Interest expense and amortization of loan costs	(13,646)	(13,084)	(562)	(4.3)
Write-off of loan costs and exit fees	(335)	—	(335)
Unrealized gain (loss) on investment in Ashford Inc.	(1,471)	2,158	(3,629)	(168.2)
Unrealized gain (loss) on derivatives	(754)	(578)	(176)	(30.4)
Income (loss) before income taxes	(8,799)	114	(8,913)	(7,818.4)
Income tax (expense) benefit	(155)	(740)	585	79.1
Net income (loss)	(8,954)	(626)	(8,328)	(1,330.4)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,899)	(1,695)	(204)	(12.0)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,465	452	1,013	224.1
Net income (loss) attributable to the Company	$(9,388)	$(1,869)	$(7,519)	(402.3)%

All hotel properties owned for the three months ended September 30, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of this hotel property has been included in our results of operations as of its acquisition date.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Occupancy	83.21%	85.86%
ADR (average daily rate)	$282.72	$272.72
RevPAR (revenue per available room)	$235.24	$234.17
Rooms revenue (in thousands)	$76,808	$74,358
Total hotel revenue (in thousands)	$118,882	$108,846
The following table illustrates the key performance indicators of the twelve hotel properties that were included for the full three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Occupancy	83.55%	85.86%
ADR (average daily rate)	$273.20	$272.72
RevPAR (revenue per available room)	$228.25	$234.17
Rooms revenue (in thousands)	$70,746	$74,358
Total hotel revenue (in thousands)	$106,676	$108,846
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $7.5 million, from $1.9 million for the three months ended September 30, 2018 (the “2018 quarter”) to $9.4 million for the three months ended September 30, 2019 (the “2019 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $2.5 million, or 3.3%, to $76.8 million during the 2019 quarter compared to the 2018 quarter. During the 2019 quarter, we experienced a 3.7% increase in room rates and a 265 basis point decrease in occupancy. Rooms revenue at our twelve comparable hotel properties decreased $3.6 million due to a 231 basis point decrease in occupancy, partially offset by an increase in room rates of 0.2%. Rooms revenue increased (i) $6.1 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019; (ii) $294,000 at the Hotel Yountville as a result of a 933 basis point increase in occupancy, partially offset by 3.8% lower room rates at the hotel; (iii) $253,000 at the Ritz-Carlton, Sarasota as a result of 13.6% higher rooms rates, partially offset by a 455 basis point decrease in occupancy at the hotel; (iv) $251,000 at the Capital Hilton as a result of 4.15% higher room rates, partially offset by a 104 basis point decrease in occupancy at the hotel; and (v) $91,000 at the Bardessono Hotel as a result of a 323 basis point increase in occupancy, partially offset by 1.8% lower room rates at the hotel. These increases were partially offset by decreases of (i) $1.7 million at the Ritz-Carlton, St. Thomas due to the negative impact caused by Hurricanes Irma and Maria (during the 2019 quarter all rooms were out of service as the hotel is being renovated); (ii) $675,000 at the Seattle Marriott Waterfront as a result of 7.55% lower room rates, partially offset by a 144 basis point increase in occupancy at the hotel; (iii) $656,000 at the Chicago Sofitel Magnificent Mile as a result of 7.4% lower room rates and a 59 basis point decrease in occupancy at the hotel; (iv) $463,000 at The Notary Hotel as a result of a 934 basis point decrease in occupancy due to a renovation during the 2019 quarter, partially offset by 4.7% higher room rates at the hotel; (v) $387,000 at the Hilton La Jolla Torrey Pines as a result of 4.14% lower room rates and an 89 basis point decrease in occupancy at the hotel; (vi) $358,000 at the San Francisco Courtyard Downtown as a result of 3.1% lower room rates and a 17 basis point decrease in occupancy at the hotel; (vii) $211,000 at the Pier House Resort as a result of a 678 basis point decrease in occupancy, partially offset by 2.9% higher room rates at the hotel; and (viii) $92,000 at the

Park Hyatt Beaver Creek as a result of a 716 basis point decrease in occupancy at the hotel due to a renovation during the 2019 quarter, partially offset by 7.5% higher room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $5.3 million, or 24.8%, to $26.4 million during the 2019 quarter compared to the 2018 quarter. This increase is primarily attributable to an increase in food and beverage revenue of $4.5 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019 and an aggregate increase in food and beverage revenue of $2.0 million at the Capital Hilton, Park Hyatt Beaver Creek, Hilton La Jolla Torrey Pines, Ritz-Carlton, St. Thomas, Bardessono Hotel, The Notary Hotel, Hotel Yountville and Pier House Resort. These increases were partially offset by an aggregate decrease in food and beverage revenue of $1.2 million at the San Francisco Courtyard Downtown, Ritz-Carlton, Sarasota, Seattle Marriott Waterfront and Chicago Sofitel Magnificent Mile.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, increased $2.3 million, or 17.5%, to $15.7 million during the 2019 quarter compared to the 2018 quarter. The increase is attributable to an increase in other hotel revenue of $1.7 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition in January 2019 and an aggregate increase of $669,000 at the Hotel Yountville, Chicago Sofitel Magnificent Mile, Capital Hilton, San Francisco Courtyard Downtown, The Notary Hotel, Bardessono Hotel, Hilton La Jolla Torrey Pines and Seattle Marriott Waterfront and higher business interruption revenue of $220,000 from the Ritz-Carlton, St. Thomas. These increases were partially offset by an aggregate decrease in other hotel revenue of $223,000 at the Ritz-Carlton, Sarasota, Park Hyatt Beaver Creek, Ritz-Carlton, St. Thomas and Pier House Resort.
During the 2019 quarter we recognized business interruption revenue of $4.0 million at the Ritz-Carlton, St. Thomas as a result of Hurricanes Irma and Maria. During the 2018 quarter we recognized business interruption revenue of $3.8 million at the Ritz-Carlton, St. Thomas.
Rooms Expense. Rooms expense increased $1.6 million, or 9.9%, to $18.3 million in the 2019 quarter compared to the 2018 quarter. This increase is attributable to an increase of $1.6 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019. We experienced an additional aggregate increase in room expense $380,000 at the Chicago Sofitel Magnificent Mile, Capital Hilton, Hotel Yountville, The Notary Hotel, Park Hyatt Beaver Creek and Bardessono Hotel. This increase was partially offset by an aggregate decrease in room expense of $318,000 at Ritz-Carlton, Sarasota, San Francisco Courtyard Downtown, Pier House Resort, Ritz-Carlton, St. Thomas, Seattle Marriott Waterfront and Hilton La Jolla Torrey Pines.
Food and Beverage Expense. Food and beverage expense increased $4.6 million, or 28.1%, to $20.7 million during the 2019 quarter compared to the 2018 quarter. The increase is attributable to $3.6 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019. We experienced an additional aggregate increase of $933,000 at our twelve comparable hotel properties.
Other Operating Expenses. Other operating expenses increased $4.1 million, or 12.9%, to $36.2 million in the 2019 quarter compared to the 2018 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $831,000 in direct expenses and an increase of $3.3 million in indirect expenses and incentive management fees in the 2019 quarter as compared to the 2018 quarter. Direct expenses were 3.8% of total hotel revenue for the 2019 quarter and 3.4% for the 2018 quarter. The increase in direct expenses is primarily attributable to an increase of $834,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019. This increase was partially offset by an aggregate decrease in direct expenses of $3,000 at our twelve comparable hotel properties. The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $3.1 million, comprised of $1.4 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition and $1.7 million at our twelve comparable hotel properties; (ii) marketing costs of $743,000, attributable to an increase of $848,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition, partially offset by a decrease of $105,000 at our twelve comparable hotel properties; (iii) repairs and maintenance of $431,000, comprised of an increase of $269,000 at the Ritz-Carlton, Lake Tahoe and $162,000 at our twelve comparable hotel properties; (iv) energy costs of $414,000, attributable to an increase of $251,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition and $163,000 from our twelve comparable hotel properties. These increases were partially offset by a decrease in (i) incentive management fees of $1.3 million at our twelve comparable hotel properties. There was no incentive management fee at the Ritz-Carlton, Lake Tahoe; and (ii) lease expense of $29,000 comprised of an increase of $38,000 at the Ritz-Carlton, Lake Tahoe, partially offset by a decrease of $67,000 at our twelve comparable hotel properties.
Management Fees. Base management fees decreased $3,000, or 0.1%, to $4.0 million in the 2019 quarter compared to the 2018 quarter. The decrease is comprised of a decrease of $320,000 at our twelve comparable hotel properties. This decrease was partially offset by an increase of $317,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $855,000, or 12.5%, to $7.7 million in the 2019 quarter compared to the 2018 quarter, which is attributable to an increase of $672,000 at the Ritz-Carlton, Lake Tahoe as a result of its acquisition as well as an increase of $183,000 at our twelve comparable hotel properties.

Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 16.3%, to $16.8 million for the 2019 quarter compared to the 2018 quarter, which is due to an increase of $1.1 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition and $1.2 million at our twelve comparable hotel properties.
Advisory Services Fee. Advisory services fee decreased $575,000, or 10.0%, to $5.2 million in the 2019 quarter compared to the 2018 quarter due to a decrease in the incentive fee of $1.5 million, partially offset by increases in equity-based compensation of $679,000, base advisory fee of $142,000 and reimbursable expenses of $116,000. In the 2019 quarter, we recorded an advisory services fee of $5.2 million, which included a base advisory fee of $2.7 million, reimbursable expenses of $645,000, $2.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to incentive fee of $132,000. In the 2018 quarter, we recorded an advisory services fee of $5.7 million, which included a base advisory fee of $2.5 million, reimbursable expenses of $529,000, an incentive fee of $1.4 million and $1.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $1.6 million in the 2019 quarter and $1.8 million in the 2018 quarter. The decrease in corporate general and administrative expenses is due to lower public company costs of $10,000, miscellaneous expenses of $66,000 and professional fees of $250,000, partially offset by higher equity-based compensation to employees of Premier of $25,000 and insurance recoveries of $112,000 related to the 2017 proxy contest and litigation that was recorded in the 2018 quarter.
Gain (loss) on Disposition of Assets and Sale of Hotel Property. In the 2019 quarter, we recorded a loss of $1.2 million that consisted of a $1.2 million loss related to the disposition of FF&E resulting from the renovation at The Notary Hotel and a $23,000 gain related to the sale of assets at the Ritz-Carlton, Sarasota related to ERFP. There was no gain (loss) in the 2018 quarter.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2019 quarter and 2018 quarter, we recorded equity in loss of unconsolidated entity related to our investment in OpenKey of $48,000 and $81,000, respectively.
Interest Income. Interest income decreased $291,000, or 53.9%, to $249,000 for the 2019 quarter compared to the 2018 quarter.
Other Income (Expense). Other expense increased $50,000, or 78.1% to $114,000 in the 2019 quarter compared to the 2018 quarter. In the 2019 quarter, we recorded other expense of $64,000 related to CMBX premiums and interest paid on collateral and a realized loss of $50,000 on interest rate floors. In the 2018 quarter, we recorded other expense of $64,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $562,000, or 4.3%, to $13.6 million for the 2019 quarter compared to the 2018 quarter. The increase is primarily due to a new mortgage loan associated with the acquisition of the Ritz-Carlton, Lake Tahoe and a higher average LIBOR rate. The average LIBOR rates for the 2019 quarter and the 2018 quarter were 2.15% and 2.11%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $335,000 for the 2019 quarter, resulting from costs of $278,000 associated with a modification to our $42.0 million loan and the write-off of $57,000 unamortized loan costs related to the refinancing of our $70.0 million mortgage loan. The mortgage loan was refinanced with an $80.0 million mortgage loan due September 2024. There was no write-off of loan costs and exit fees during the 2018 quarter.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. changed $3.6 million, or 168.2%, from an unrealized gain of $2.2 million in the 2018 quarter to an unrealized loss of $1.5 million in the 2019 quarter. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $754,000 for the 2019 quarter consisted of a $667,000 unrealized loss on interest rate floors, a $61,000 unrealized loss on CMBX credit default swaps and a $26,000 unrealized loss on interest rate caps. Unrealized loss on derivatives of $578,000 for the 2018 quarter consisted of a $434,000 unrealized loss on CMBX credit default swaps, a $134,000 unrealized loss on interest rate floors and a $10,000 unrealized loss on interest rate caps. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense decreased $585,000, or 79.1%, to $155,000 for the 2019 quarter. This decrease was primarily due to a decrease in the profitability of our TRS entities in the 2019 quarter compared to the 2018 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $1.9 million and $1.7 million for the 2019 quarter and the 2018 quarter, respectively. At both September 30, 2019 and 2018, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.5 million and $452,000 for the 2019 quarter and the 2018 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 10.95% and 11.22% as of September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Revenue
Rooms	$228,660	$218,304	$10,356	4.7%
Food and beverage	84,326	70,064	14,262	20.4
Other	52,920	44,085	8,835	20.0
Total hotel revenue	365,906	332,453	33,453	10.1
Other	7	—	7
Total revenue	365,913	332,453	33,460	10.1
Expenses
Hotel operating expenses:
Rooms	52,080	48,194	(3,886)	(8.1)
Food and beverage	62,325	49,078	(13,247)	(27.0)
Other expenses	111,431	95,490	(15,941)	(16.7)
Management fees	12,542	12,081	(461)	(3.8)
Total hotel expenses	238,378	204,843	(33,535)	(16.4)
Property taxes, insurance and other	20,356	18,516	(1,840)	(9.9)
Depreciation and amortization	51,991	42,291	(9,700)	(22.9)
Impairment charges	—	71	71	100.0
Advisory services fee	15,579	15,857	278	1.8
Transaction costs	704	949	245	25.8
Corporate general and administrative	3,633	2,999	(634)	(21.1)
Total expenses	330,641	285,526	(45,115)	(15.8)
Gain (loss) on disposition of assets and sale of hotel property	(1,154)	15,711	16,865	107.3
Operating income (loss)	34,118	62,638	(28,520)	(45.5)
Equity in earnings (loss) of unconsolidated entity	(149)	(146)	(3)	(2.1)
Interest income	898	970	(72)	(7.4)
Other income (expense)	(370)	(190)	(180)	(94.7)
Interest expense and amortization of loan costs	(41,894)	(35,941)	(5,953)	(16.6)
Write-off of loan costs and exit fees	(647)	(4,178)	3,531	84.5
Unrealized gain (loss) on investment in Ashford Inc.	(5,390)	(3,338)	(2,052)	(61.5)
Unrealized gain (loss) on derivatives	(972)	(803)	(169)	(21.0)
Income (loss) before income taxes	(14,406)	19,012	(33,418)	(175.8)
Income tax (expense) benefit	(1,493)	(2,514)	1,021	40.6
Net income (loss)	(15,899)	16,498	(32,397)	(196.4)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,750)	(1,742)	(8)	(0.5)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,770	(1,075)	3,845	357.7
Net income (loss) attributable to the Company	$(14,879)	$13,681	$(28,560)	(208.8)%

All hotel properties owned for the nine months ended September 30, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
Occupancy	79.55%	83.19%
ADR (average daily rate)	$296.62	$272.85
RevPAR (revenue per available room)	$235.97	$226.99
Rooms revenue (in thousands)	$228,660	$218,304
Total hotel revenue (in thousands)	$365,906	$332,453
The following table illustrates the key performance indicators of the eleven hotel properties that were included for the full nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Occupancy	81.03%	83.79%
ADR (average daily rate)	$276.97	$273.38
RevPAR (revenue per available room)	$224.42	$229.05
Rooms revenue (in thousands)	$190,715	$199,192
Total hotel revenue (in thousands)	$286,954	$291,556
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $28.6 million, from net income of $13.7 million for the nine months ended September 30, 2018 (the “2018 period”), to a net loss of $14.9 million for the nine months ended September 30, 2019 (the “2019 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $10.4 million, or 4.7%, to $228.7 million during the 2019 period compared to the 2018 period. During the 2019 period, we experienced an 8.7% increase in room rates and a 364 basis point decrease in occupancy compared to the 2018 period. Rooms revenue at our eleven comparable hotel properties decreased $8.5 million due to a 276 basis point decrease in occupancy, partially offset by an increase in room rates of 1.3%. Rooms revenue increased (i) $9.6 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) $17.4 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019; (iii) $2.5 million at the San Francisco Courtyard Downtown as a result of 5.5% higher room rates and a 267 basis point increase in occupancy at the hotel as a result of its guestroom renovation during the 2018 period; and (iv) $641,000 at the Pier House Resort as a result of 6.3% higher room rates, partially offset by a 117 basis point decrease in occupancy at the hotel. These increases were partially offset by decreases of (i) $8.2 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (ii) $4.1 million at the Ritz-Carlton, St. Thomas due to the hotel being closed for renovation. During the 2019 period the hotel operated with limited rooms until March 1, 2019 when all rooms were removed from service while the hotel is being renovated; (iii) $3.5 million at The Notary Hotel as a result of a 1,749 basis point decrease in occupancy at the hotel due to a renovation during the 2019 period, partially offset by 5.2% higher room rates at the hotel; (iv) $2.2 million at the Seattle Marriott Waterfront as a result of 7.6% lower room rates and a 99 basis point decrease in occupancy at the hotel; (v) $677,000 at the Park Hyatt Beaver Creek as a result of a 403 basis point decrease in occupancy, partially offset by 1.7% higher room rates at the hotel; (vi) $431,000 at the Capital Hilton as a result of 0.3% lower room rate and a 99 basis point decrease in occupancy at the hotel; (vii) $306,000 at the Chicago Sofitel Magnificent Mile as a result of 5.4% lower room rates, partially offset by a 325 basis point increase in occupancy at the hotel; (viii) $228,000 at the Bardessono Hotel as a result of a 158 basis point decrease in occupancy and 0.1% lower room rates at the hotel; (ix) $189,000 at the Hotel Yountville as a result of 1.5% lower room rates and a 42 basis point decrease in occupancy at the hotel; and (x) $36,000 at the Hilton La Jolla Torrey Pines as a result of a 198 basis point decrease in occupancy, partially offset by 2.1% higher room rates at the hotel.
Food and Beverage Revenue. Food and beverage revenue increased $14.3 million, or 20.4%, to $84.3 million during the 2019 period compared to the 2018 period. This increase is primarily attributable to an increase in food and beverage revenue of $6.4 million at the Ritz-Carlton, Sarasota and $9.8 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in food and beverage revenue of $3.7 million at the Capital Hilton, Ritz-Carlton, St. Thomas, Bardessono Hotel, Hilton La Jolla Torrey Pines, Pier House Resort, Park Hyatt Beaver Creek and Hotel Yountville. These increases were partially offset by decreases of $2.9 million at the Tampa Renaissance due to its sale on June 1, 2018 and an aggregate decrease in food and beverage revenue of $2.8 million at San Francisco Courtyard Downtown, The Notary Hotel, Chicago Sofitel Magnificent Mile and Seattle Marriott Waterfront.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $8.8 million, or 20.0%, to $52.9 million during the 2019 period compared to the 2018 period. The increase is attributable to an increase in other hotel revenue of $5.0 million at the Ritz-Carlton, Sarasota and $4.4 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions in April 2018 and January 2019, respectively. There was also an aggregate increase of $2.4 million at the Hotel Yountville, Pier House Resort, Bardessono Hotel, Capital Hilton, Chicago Sofitel Magnificent Mile, Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines, San Francisco Courtyard Downtown and Park Hyatt Beaver Creek. These increases were partially offset by lower other hotel revenue of $175,000 at the Tampa Renaissance due to its sale on June 1, 2018, an aggregate decrease of $132,000 at The Notary Hotel and Ritz-Carlton, St. Thomas and lower business interruption revenue of $2.6 million.
During the 2019 period we recognized business interruption revenue of $16.6 million at the Ritz-Carlton, St. Thomas. During the 2018 period we recognized business interruption revenue of $13.9 million at the Ritz-Carlton, St. Thomas and the Pier House Resort as a result of the hurricanes and $1.9 million, net of deductibles of $500,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. We also recorded $3.3 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Rooms Expense. Rooms expense increased $3.9 million, or 8.1%, to $52.1 million in the 2019 period compared to the 2018 period. The increase is primarily attributable to an increase of $1.8 million at the Ritz-Carlton, Sarasota and $4.0 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in room expense of $821,000 at the Chicago Sofitel Magnificent Mile, San Francisco Courtyard Downtown, Park Hyatt Beaver Creek, Pier House Resort and Capital Hilton. This increase was partially offset by a decrease of $1.4 million at the Tampa Renaissance due to its sale on June 1, 2018 and an aggregate decrease in room expense of $1.4 million at The Notary Hotel, Hotel Yountville, Bardessono Hotel, Seattle Marriott Waterfront, Hilton La Jolla Torrey Pines and Ritz-Carlton, St. Thomas.
Food and Beverage Expense. Food and beverage expense increased $13.2 million, or 27.0%, to $62.3 million during the 2019 period compared to the 2018 period. The increase is attributable to $4.5 million at the Ritz-Carlton, Sarasota and $8.8 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase of $1.7 million at our eleven comparable hotel properties. These increases were partially offset by decrease of $1.8 million at the Tampa Renaissance due to its sale on June 1, 2018.
Other Operating Expenses. Other operating expenses increased $15.9 million, or 16.7%, to $111.4 million in the 2019 period compared to the 2018 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $4.7 million in direct expenses and $11.3 million in indirect expenses and incentive management fees in the 2019 period compared to the 2018 period. Direct expenses were 3.9% of total hotel revenue for the 2019 period and 2.9% for the 2018 period. The increase in direct expenses is primarily attributable to increases of $2.2 million at the Ritz-Carlton, Sarasota and $2.3 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in direct expenses of $334,000 at our eleven comparable hotel properties. These increases were partially offset by a decrease of $91,000 at the Tampa Renaissance as a result of its sale. The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $8.6 million, comprised of $5.9 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $3.7 million at our eleven comparable hotel properties, partially offset by a decrease of $1.0 million at the Tampa Renaissance as a result of its sale; (ii) marketing costs of $2.6 million, attributable to an increase of $3.6 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions, partially offset by a decreases of $865,000 at the Tampa Renaissance as a result of its sale and $152,000 at our eleven comparable hotel properties; (iii) repairs and maintenance of $1.7 million, comprised of an increase of $1.8 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and $279,000 at our eleven comparable hotel properties, partially offset by a decrease of $359,000 at the Tampa Renaissance as a result of its sale; and (iv) energy costs of $782,000, attributable to an increase of $1.3 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions, partially offset by decreases of $205,000 at the Tampa Renaissance as a result of its sale and $317,000 at our eleven comparable hotel properties. These increases were partially offset by decreases in (i) incentive management fees of $2.3 million including $946,000 at the Tampa Renaissance as a result of its sale and $1.7 million at our eleven comparable hotel properties, partially offset by an increase of $336,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe; and (ii) lease expense of $170,000 comprised of a decrease of $341,000 at the Tampa Renaissance as a result of its sale, partially offset by increases of $90,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $81,000 from our eleven comparable hotel properties.
Management Fees. Base management fees increased $461,000, or 3.8%, to $12.5 million in the 2019 period compared to the 2018 period. The increase is comprised of increases of $1.4 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions in April 2018 and January 2019, respectively. These increases are partially offset by a decrease of $509,000 at the Tampa Renaissance as a result of its sale in June 2018 and $457,000 at our eleven comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.8 million, or 9.9%, to $20.4 million in the 2019 period compared to the 2018 period, which is attributable to increases of $1.3 million at the Ritz-Carlton, Sarasota and $1.9 million at the Ritz-Carlton, Lake Tahoe, as a result of their acquisitions in April 2018 and January 2019, respectively. These increases were partially offset by a decrease $486,000 at the Tampa Renaissance as a result of its sale in June 2018 and $885,000 at our eleven comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $9.7 million, or 22.9%, to $52.0 million for the 2019 period compared to the 2018 period due to an aggregate increase of $4.8 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions in April 2018 and January 2019, respectively, and $6.2 million at our eleven comparable hotel properties, partially offset by a decrease of $1.3 million at the Tampa Renaissance as a result of its sale in June 2018.
Impairment Charges. In the 2018 period we recorded an impairment charge of $59,000 at the Pier House Resort and $12,000 at the Tampa Renaissance as a result of changes in the estimates of property damage from the hurricanes. There were no impairment charges in the 2019 period.
Advisory Services Fee. Advisory services fee decreased $278,000, or 1.8%, to $15.6 million in the 2019 period compared to the 2018 period due to a lower incentive fee of $2.2 million, partially offset by a higher base advisory fee of $1.2 million, higher reimbursable expenses of $458,000 and higher equity-based compensation of $186,000. In the 2019 period, we recorded an advisory services fee of $15.6 million, which included a base advisory fee of $8.2 million, reimbursable expenses of $1.9 million, an incentive fee of $77,000 and $5.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2018 period, we recorded an advisory services fee of $15.9 million, which included a base advisory fee of $6.9 million, reimbursable expenses of $1.4 million, an incentive fee of $2.2 million and $5.2 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. During the nine months ended September 30, 2018, approximately $2.2 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Transaction Costs. In the 2019 period, we recorded transaction costs of $704,000 primarily related to the acquisition of the Ritz-Carlton, Sarasota. In the 2018 period, we recorded transaction costs of $949,000 primarily related to the acquisitions of Ritz-Carlton, Sarasota.
Corporate General and Administrative. Corporate general and administrative expense was $3.6 million in the 2019 period and $3.0 million in the 2018 period. The increase in corporate general and administrative expenses is due to insurance recoveries of $1.2 million related to the 2017 proxy contest and litigation that was recorded in the 2018 period, higher public company costs of $116,000 and higher equity-based compensation to employees of Premier of $63,000, partially offset by lower professional fees of $717,000 and miscellaneous expenses of $70,000.
Gain (loss) on Disposition of Assets and Sale of Hotel Property. In the 2019 period, we recorded a loss of $1.2 million related to the disposition of FF&E resulting from the renovation at The Notary Hotel, partially offset by a gain of $23,000 and $9,000 at the Ritz-Carlton, Sarasota and Hotel Yountville, respectively, related to ERFP. In the 2018 period we recorded a gain of $15.7 million related the sale of the Tampa Renaissance on June 1, 2018.

Equity in Earnings (Loss) of Unconsolidated Entity. In the 2019 period, we recorded equity in loss of unconsolidated entity of $149,000 related to our investment in OpenKey. In the 2018 period, we recorded equity in loss of unconsolidated entity of $146,000 related to our investment in OpenKey.
Interest Income. Interest income decreased $72,000, or 7.4%, to $898,000 for the 2019 period compared to the 2018 period.
Other Income (Expense). Other expense increased $180,000, or 94.7% to $370,000 in the 2019 period compared to the 2018 period. In the 2019 period, we recorded other expense of $190,000 related to CMBX premiums and interest paid on collateral and a realized loss of $190,000 on interest rate floors, partially offset by other income of $10,000. In the 2018 period, we recorded other expense of $190,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $6.0 million, or 16.6%, to $41.9 million for the 2019 period compared to the 2018 period. The increase is primarily due to new mortgage loans associated with the acquisitions of the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and a higher average LIBOR rate. The average LIBOR rates for the 2019 period and the 2018 period were 2.36% and 1.89%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $647,000 for the 2019 period, resulting from the write-off of unamortized loan costs of $338,000 and other costs of $309,000 associated with a loan modification and the refinancing of two mortgage loans. Write-off of loan costs and exit fees was $4.2 million in the 2018 period, resulting from the write-off of unamortized loan costs of $1.6 million and other costs of $2.6 million associated with the refinancing of two mortgage loans.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. increased $2.1 million, or 61.5%, to $5.4 million in the 2019 period compared to the 2018 period. The fair value is based on the closing market price of Ashford Inc. common stock at the end of the period.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $972,000 for the 2019 period consisted of a $1.0 million unrealized loss on CMBX credit default swaps and an $107,000 unrealized loss on interest rate caps, partially offset by a $139,000 unrealized gain on interest rate floors. Unrealized loss on derivatives of $803,000 for the 2018 period consisted of a $271,000 unrealized loss on interest rate caps and a $218,000 unrealized loss on interest rate floors and a $314,000 unrealized loss on CMBX credit default swaps. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense decreased $1.0 million, from $2.5 million for the 2018 period to $1.5 million for the 2019 period. This decrease was primarily due to a decrease in the profitability of our TRS entities in the 2019 period compared to the 2018 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $1.8 million and $1.7 million for the 2019 period and the 2018 period, respectively. At both September 30, 2019 and 2018, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $2.8 million and net income of $1.1 million for the 2019 period and the 2018 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 10.95% and 11.22% as of September 30, 2019 and 2018, respectively.
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2019, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of September 30, 2019, no shares of our common stock have been sold under this program.
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
On August 5, 2019, the Company amended its mortgage loan with an outstanding balance of $42.0 million with a new $42.5 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 4.95% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Ritz-Carlton St. Thomas.

On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15 million to fund the operations of Ashford Securities. As of September 30, 2019, Braemar has funded approximately $165,000.
On September 30, 2019, the Company refinanced its mortgage loan with an outstanding balance of $70.0 million with a new $80.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.85% and has a five-year initial term with no extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Pier House Resort.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock held by one of our TRS subsidiaries, totaling 19,897 shares, for $30 per share, resulting in total proceeds of approximately $597,000 to the Company.
Secured Revolving Credit Facility
As of September 30, 2019, we had a senior secured revolving credit facility in the amount of $100 million. It included $15 million available in letters of credit and $15 million available in swingline loans.
As of September 30, 2019, the secured revolving credit facility was provided by a syndicate of financial institutions with Bank of America, N.A., serving as the administrative agent to Braemar OP, as the borrower. We and certain of our subsidiaries guaranteed the secured revolving credit facility, which was secured by a pledge of 100% of the equity interests we hold in Braemar OP and 100% of the equity interest issued by any guarantor (other than Braemar) or any other subsidiary of ours that is not restricted under its loan documents or organizational documents from having its equity pledged (subject to certain exclusions), all mortgage receivables held by the borrower or any guarantor, and certain deposit accounts and securities accounts held by the borrower and any guarantor. The proceeds of the secured revolving credit facility may be used for working capital, capital expenditures, property acquisitions, and any other lawful purposes.
The secured revolving credit facility also contained customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, we were subject to restrictions on incurring additional indebtedness, mergers and fundamental changes, sales or other dispositions of property, changes in the nature of our business, investments and capital expenditures.
We were also subject to certain financial covenants, as set forth below, which were tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•
consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value (based on property capitalization rates defined within the secured revolving credit facility agreement) not to exceed 60%. Our ratio was 58.1% at September 30, 2019.

•	consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning October 1, 2017 to 1.50x. Our ratio was 1.56x at September 30, 2019.

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
All financial covenants were tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at September 30, 2019.
The secured revolving credit facility included customary events of default and the occurrence of an event of default would have permitted the lenders to terminate commitments to lend under the secured revolving credit facility and accelerate payment of all amounts outstanding thereunder. If a default had occurred and was continuing, we would have been precluded from making distributions on our shares of common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default did not arise from a payment default or event of insolvency).
Borrowings under the secured revolving credit facility bore interest, at our option, at either LIBOR for a designated interest period plus an applicable margin, or the Base Rate (as defined in the credit agreement) plus an applicable margin. The applicable margin for borrowings under the secured revolving credit facility for base rate loans ranged from 1.25% to 2.50% per annum and the applicable margin for borrowings under the secured revolving credit facility for LIBOR loans ranged from 2.25% to 3.50% per annum, depending on the ratio of consolidated indebtedness to EBITDA, with the lowest rate applying if such ratio is less than 4.0x and the highest rate applying if such ratio is greater than 6.0x.
The secured revolving credit facility was terminated on October 25, 2019, has two one-year extension options if certain terms and conditions are satisfied and a 0.25% extension fee is paid.
On October 25, 2019, the Company entered into a new $75 million secured credit facility which replaces the Company's previous credit facility that was scheduled to mature on November 10, 2019. The new credit facility provides for a three-year revolving line of credit and bears interest at a range of 2.25% - 3.50% over LIBOR, depending on the leverage level of the Company. There are two, one-year extension options subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $175 million to an aggregate size of $250 million. There were no amounts outstanding on the Company's previous credit facility. We believe the secured revolving credit facility will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments.
We intend to repay any indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities or sale of assets, as market conditions permit.
Sources and Uses of Cash
We had approximately $82.6 million and $182.6 million of cash and cash equivalents at September 30, 2019 and December 31, 2018, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $49.0 million and $52.9 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flows from operations are impacted by changes in hotel operations of our eleven comparable hotel properties, the sale of the Tampa Renaissance on June 1, 2018 as well as the acquisitions of the Ritz-Carlton, Sarasota on April 4, 2018 and the Ritz-Carlton, Lake Tahoe on January 15, 2019. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2019, net cash flows used in investing activities were $210.0 million. These cash outflows were primarily attributable to $111.8 million for the acquisition of the Ritz-Carlton, Lake Tahoe, $108.2 million of capital improvements made to various hotel properties and additional investments in OpenKey of $332,000. Cash outflows were partially offset by cash inflows of $10.3 million from proceeds received from the sale of FF&E pursuant to the ERFP. For the nine months ended September 30, 2018, net cash flows used in investing activities were $141.5 million. These cash outflows were primarily attributable to $177.9 million for the acquisition of the Ritz-Carlton, Sarasota, $51.6 million of capital improvements made to various hotel properties and a $2.0 million investment in OpenKey, partially offset by $65.3 million of proceeds from the sale of the Tampa Renaissance and $24.7 million of insurance proceeds received related to the hurricanes.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2019, net cash flows provided by financing activities were $42.5 million. Cash inflows primarily consisted of borrowings on indebtedness of $329.5 million partially offset by $257.1 million for repayments of indebtedness, $24.9 million for payments of dividends and distributions and $4.4 million for payments of loan costs and exit fees. For the nine months ended September 30, 2018, net cash flows provided by financing activities were $142.1 million. Cash inflows primarily consisted of borrowings on indebtedness of $575.0 million partially offset by $399.8 million for repayments of indebtedness, $22.7 million for payments of dividends and distributions, $9.4 million for payments of loan costs and exit fees and $538,000 related to distributions to noncontrolling interest in consolidated entities.

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
Contractual Obligations and Commitments
Other than the contribution agreement with Ashford Inc. in which we have agreed to contribute, with Ashford Trust, up to $15 million to fund the operations of Ashford Securities, there have been no material changes since December 31, 2018, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form10-K.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a VIE. If the entity is determined to be a VIE we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see note 2 to our condensed consolidated financial statements.
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
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on disposition of assets and sale of hotel property and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(8,954)	$(626)	$(15,899)	$16,498
Interest expense and amortization of loan costs	13,646	13,084	41,894	35,941
Depreciation and amortization	16,831	14,474	51,991	42,291
Income tax expense (benefit)	155	740	1,493	2,514
Equity in (earnings) loss of unconsolidated entities	48	81	149	146
Company’s portion of EBITDA of OpenKey	(50)	(79)	(147)	(143)
EBITDA	21,676	27,674	79,481	97,247
Impairment charges on real estate	—	—	—	71
(Gain) loss on disposition of assets and sale of hotel property	1,163	—	1,154	(15,711)
EBITDAre	22,839	27,674	80,635	81,607
Amortization of favorable (unfavorable) contract assets (liabilities)	129	51	366	143
Transaction and management conversion costs	506	—	1,183	965
Other (income) expense	114	64	370	190
Write-off of loan costs and exit fees	335	—	647	4,178
Unrealized (gain) loss on investment in Ashford Inc.	1,471	(2,158)	5,390	3,338
Unrealized (gain) loss on derivatives	754	578	972	803
Non-cash stock/unit-based compensation	2,359	1,674	5,908	5,709
Legal, advisory and settlement costs	203	277	349	(667)
Advisory services incentive fee	(132)	1,380	77	2,241
Uninsured hurricane and wildfire related costs	—	—	—	412
Company’s portion of adjustments to EBITDAre of OpenKey	4	2	22	4
Adjusted EBITDAre	$28,582	$29,542	$95,919	$98,923

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and sale of hotel property and extraordinary items as defined by GAAP, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on convertible preferred stock, transaction and management conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, advisory services incentive fee, uninsured hurricane and wildfire related costs, other income/expense and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(8,954)	$(626)	$(15,899)	$16,498
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,899)	(1,695)	(1,750)	(1,742)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,465	452	2,770	(1,075)
Preferred dividends	(2,533)	(1,707)	(7,597)	(5,122)
Net income (loss) attributable to common stockholders	(11,921)	(3,576)	(22,476)	8,559
Depreciation and amortization on real estate (1)	16,036	13,720	49,609	40,030
Impairment charges on real estate	—	—	—	71
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,465)	(452)	(2,770)	1,075
Equity in (earnings) loss of unconsolidated entity	48	81	149	146
(Gain) loss on disposition of assets and sale of hotel property	1,163	—	1,154	(15,711)
Company’s portion of FFO of OpenKey	(51)	(81)	(151)	(146)
FFO available to common stockholders and OP unitholders	3,810	9,692	25,515	34,024
Series B Cumulative Convertible Preferred dividends	1,708	1,707	5,122	5,122
Transaction and management conversion costs	506	—	1,183	965
Other (income) expense	114	64	370	190
Interest expense accretion on refundable membership club benefits	213	226	651	376
Write-off of loan costs and exit fees	335	—	647	4,178
Amortization of loan costs (1)	1,029	1,070	3,187	3,084
Unrealized (gain) loss on investment in Ashford Inc.	1,471	(2,158)	5,390	3,338
Unrealized (gain) loss on derivatives	754	578	972	803
Non-cash stock/unit-based compensation	2,359	1,674	5,908	5,709
Legal, advisory and settlement costs	203	277	349	(667)
Advisory services incentive fee	(132)	1,380	77	2,241
Uninsured hurricane and wildfire related costs	—	—	—	412
Company’s portion of adjustments to FFO of OpenKey	5	2	24	4
Adjusted FFO available to common stockholders and OP unitholders	$12,375	$14,512	$49,395	$59,779
____________________

(1)	Net of adjustments for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for non-controlling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Depreciation and amortization on real estate	$(795)	$(754)	$(2,382)	$(2,261)
Amortization of loan costs	(18)	(24)	(61)	(73)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Service Type	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	Full	550	75%	413
Seattle Marriott Waterfront	Seattle, WA	Full	361	100%	361
The Notary Hotel	Philadelphia, PA	Full	499	100%	499
San Francisco Courtyard Downtown (1)	San Francisco, CA	Select	410	100%	410
Chicago Sofitel Magnificent Mile	Chicago, IL	Full	415	100%	415
Pier House Resort	Key West, FL	Full	142	100%	142
Ritz-Carlton, St. Thomas (2)	St. Thomas, USVI	Full	180	100%	180
Park Hyatt Beaver Creek	Beaver Creek, CO	Full	190	100%	190
Hotel Yountville	Yountville, CA	Full	80	100%	80
Ritz-Carlton, Sarasota	Sarasota, FL	Full	266	100%	266
Ritz-Carlton, Lake Tahoe	Truckee, CA	Full	170	100%	170
Ground Lease Properties
Hilton La Jolla Torrey Pines (3)	La Jolla, CA	Full	394	75%	296
Bardessono Hotel (4) (5)	Yountville, CA	Full	65	100%	65
Total			3,722		3,487
________

(1)	Announced plan to convert to Autograph Collection. On July 11, 2019, the Company announced the planned opening of The Clancy in early 2020, which will be a full service hotel.

(2)
Due to the impact from hurricanes Irma and Maria, the Ritz-Carlton, St. Thomas was closed for renovation throughout the third quarter of 2019, as such, the room count was 0 at September 30, 2019. The hotel had 180 total rooms in service prior to the hurricanes.

(3)	The ground lease expires in 2067.

(4)	The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.

(5)	On October 3, 2019, the Company announced the opening of The Maple Grove Presidential Villa at the Bardessono Hotel, adding 3 additional luxury suites, increasing the total room count from 62 to 65.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At September 30, 2019, our total indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at September 30, 2019, would be approximately $2.7 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2019, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amounts totaling $50.0 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.3 million at September 30, 2019.

We hold interest rate floors with notional amounts totaling $7.0 billion and strike rates ranging from (0.25)% to 2.00%. Our total exposure is capped at our initial total cost of $3.7 million. These instruments have termination dates ranging from December 2019 to July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019 (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of September 30, 2019, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the Board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The Board’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2019, pursuant to this authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	516	$—	(1)	—	$50,000,000
August 1 to August 31	132	$—	(1)	—	$50,000,000
September 1 to September 30	1,643	$—	(1)	—	$50,000,000
Total	2,291	$—		—
__________________

(1)	There is no cost associated with the forfeiture of 516, 132 and 1,643 restricted shares of our common stock in July, August and September, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.4
Amendment Number One to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017)

3.5	Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018)
3.6	Fourth Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2018)
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	November 6, 2019	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 6, 2019	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer