Form 10-K
period 2019-12-31
Braemar Hotels & Resorts Inc.
filed 2020-03-13
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
As of June 30, 2019, the aggregate market value of 31,129,459 shares of the registrant’s common stock held by non-affiliates was approximately $308,182,000.
As of March 10, 2020, the registrant had 32,878,542 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2020 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

BRAEMAR HOTELS & RESORTS INC.
YEAR ENDED DECEMBER 31, 2019

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns the Ritz-Carlton, St. Thomas hotel. “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Nevada corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or “our advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company and a hotel management company that was owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust before its acquisition by Ashford Inc. on November 6, 2019. “Remington Hotels” refers to the same entity after the acquisition was completed resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc.
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
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	the impact of the novel strain of coronavirus (COVID-19) on our business;

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements or restructure existing property level indebtedness;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	anticipated acquisitions or dispositions; and

•	the impact of technology on our operations and business.
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

•
adverse effects of the novel strain of coronavirus (COVID-19), including a potential general reduction in business and personal travel and potential travel restrictions in regions where our hotels are located;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	general business and economic conditions affecting the lodging and travel industry;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	availability of qualified personnel to our advisor;

•	changes in our industry and the markets in which we operate, interest rates, or local economic conditions;

•	the degree and nature of our competition;

•
actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier) and our executive officers and our non-independent director;

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
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The matters summarized under “Item 1A. Risk Factors,” and elsewhere, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Annual Report on Form 10-K. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to conform these statements to actual results and performance, except as may be required by applicable law.

PART I

Item 1. Business
Our Company
We are an externally-advised Maryland corporation formed in 2013 that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average RevPAR was $174 for the year ended December 31, 2019. We have elected to be taxed as a REIT under the Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 10, 2020, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated joint venture entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. Asset management functions include acquisition, renovation, financing and disposition of assets, operational accountability of managers, budget review, capital expenditures and property-level strategies as compared to the day-to-day management of our hotel properties, which is performed by our hotel managers. We do not have any employees. All of the advisory services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. On November 6, 2019, Ashford Inc. completed its acquisition of Remington Lodging’s hotel management business from Mr. Monty J. Bennett, chairman of our board of directors, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Remington Hotels, a subsidiary of Ashford Inc. after November 6, 2019, manages three of our thirteen hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services, mobile key technology and broker-dealer services. See note 17 to our consolidated financial statements.
As of December 31, 2019, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 353,457 shares of Ashford Inc. common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 10, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 70.1%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of December 31, 2019, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,455,484 common shares of us (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represents 9.2% ownership in us.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities LLC, a subsidiary of Ashford Inc. services as the dealer manager and wholesalers of our Series E Preferred Stock and Series M Preferred Stock. As of March 10, 2020, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Cumulative Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Cumulative Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our Series B Cumulative Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Cumulative Convertible Preferred Stock sold through such sales agent. Since the inception of the program, we issued approximately 63,000 shares of our Series B Cumulative Convertible Preferred Stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $1.2 million before discounts and commissions to the selling agents of approximately $19,000.
As of December 31, 2019, we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Accordingly, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company.
The negative impact on room demand within our portfolio stemming from the novel coronavirus (COVID-19) is significant. We experienced an initial decline in hotel revenue that began in February in a limited number of markets. However, with the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly throughout our hotel portfolio. A more detailed discussion of the potential effects of novel coronavirus (COVID-19) on our business is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
In connection with this investment strategy, we frequently evaluate opportunities to acquire additional hotel properties, either through direct ownership, joint ventures, partnership participations or similar arrangements. We may use cash or debt or issue common units or other securities of ours or our operating partnership, Braemar OP, or our other subsidiaries as currency for a transaction. Some or all of these acquisitions, if completed, may be material to our company, individually or in the aggregate. We may, from time to time, be party to letters of intent, term sheets and other non-binding agreements relating to potential acquisitions. We cannot assure you that we will enter into definitive acquisition agreements with respect to any potential acquisitions.
Active Asset Management Strategy. We rely on Ashford LLC to asset-manage the hotel properties in our portfolio, and will rely on Ashford LLC to asset manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Asset management is intended to include actively “managing” the hotel managers and holding them accountable to drive top line and bottom line operating performance. Ashford LLC aims to achieve this goal by benchmarking each asset’s performance compared to similar hotel properties within our portfolio. Ashford LLC also closely monitors all hotel operating expenses, as well as third-party vendor and service contracts. If expense levels are not commensurate with the property revenues, Ashford LLC works with the property manager to implement cost cutting initiatives. Ashford LLC is also very active in evaluating and proposing improved strategies for the sales, marketing and revenue management initiatives of the property manager as well as its ability to drive ancillary hotel revenues (for example, spa, food and beverage, parking, and Internet). In addition to supervising and directing the property manager, Ashford LLC works with the brands and management companies to negotiate favorable franchise agreement and hotel management agreement terms. Ashford LLC also actively participates in brand advisory committee meetings to provide feedback and input on new hotel brand initiatives.
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
Our Hotels
As of March 10, 2020, we own interests in a high-quality, geographically diverse portfolio of thirteen hotel properties located in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands. Our properties have 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are generally located in markets that exhibit strong growth characteristics resulting from multiple demand generators. Eight of the thirteen hotel properties in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Accor Management US Inc. (“Accor”), one is managed by Hyatt Hotels Corporation (“Hyatt”) and three hotel properties are managed by Remington Hotels, a subsidiary of Ashford Inc. The material terms of these hotel management agreements are described below in “Certain Agreements—Hotel Management Agreements.” Each of our hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For the year ended December 31, 2019, approximately 76% of the rooms revenue was generated by transient business; approximately 23% was generated by group sales and 1% was generated by contract sales.
The following table sets forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2019:

				Year Ended December 31, 2019
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	83.06%	$216.18	$179.56	$15,695
Capital Hilton	Washington, D.C.	550	75%	82.95%	232.62	192.95	14,141
Seattle Marriott Waterfront	Seattle, WA	361	100%	83.22%	266.62	221.87	14,250
Courtyard San Francisco Downtown (3)	San Francisco, CA	410	100%	89.99%	301.30	271.14	14,248
The Notary Hotel	Philadelphia, PA	499	100%	72.15%	197.97	142.84	9,850
Ritz-Carlton, Lake Tahoe (4)	Truckee, CA	170	100%	67.39%	556.11	374.76	7,286
Ritz-Carlton, Sarasota	Sarasota, FL	266	100%	73.40%	391.92	287.68	13,626
Chicago Sofitel Magnificent Mile	Chicago, IL	415	100%	82.35%	203.34	167.46	7,169
Pier House Resort	Key West, FL	142	100%	82.14%	451.84	371.12	11,700
Bardessono Hotel(5)	Yountville, CA	65	100%	75.11%	792.41	595.19	5,610
Ritz-Carlton, St. Thomas(6)	St. Thomas, U.S. Virgin Islands	180	100%	48.61%	616.91	299.87	11,399
Park Hyatt Beaver Creek	Beaver Creek, CO	190	100%	59.06%	444.54	262.57	10,142
Hotel Yountville	Yountville, CA	80	100%	73.91%	558.52	412.82	6,202
Total / Weighted Average(7)		3,722		78.85%	$294.93	$232.56	$141,318
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

(2)	Subject to a ground lease that expires in 2067.

(3)	On July 11, 2019, the Company announced the planned opening and the branding of the hotel as The Clancy. The hotel is expected to open in the first half of 2020.

(4)
The results of the Ritz-Carlton, Lake Tahoe are included from the acquisition on January 15, 2019 through December 31, 2019. The above information does not include the operations of ten condominium units not owned by the Ritz-Carlton, Lake Tahoe.

(5)	Subject to a ground lease that initially expires in 2065. The ground lease contains two 25-year extension options, at our election.

(6)
Due to the impact from hurricanes Irma and Maria, the Ritz-Carlton, St. Thomas was partially closed in early 2019 and then completely closed for renovation starting March 2019. It re-opened on November 22, 2019, with approximately 150 rooms available.

(7)	Calculated on a portfolio basis for the thirteen hotel properties in our portfolio as of December 31, 2019.
Hilton La Jolla Torrey Pines, La Jolla, CA
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2067. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1989 and is comprised of 394 guest rooms, including 232 king rooms, 152 queen/queen rooms and 10 suites. Approximately $29.6 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which included lobby, restaurant, meeting space and room renovations.

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
Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rooms	394	394	394	394	394
Occupancy	83.1%	85.3%	83.7%	83.8%	85.4%
ADR	$216.18	$214.34	$205.19	$194.93	$191.16
RevPAR	$179.56	$182.91	$171.64	$163.41	$163.15
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$46,973	$46,471	$43,949
Rooms Revenue	25,822	26,304	24,683
Hotel EBITDA(1)	15,695	15,468	14,740
EBITDA Margin	33.4%	33.3%	33.5%
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

Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in the Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 550 guest rooms, including 283 king rooms, 94 queen/queen rooms, 90 double/double rooms, 81 single queen rooms and two parlor suites. Approximately $64.1 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting space, lobby and restaurant and executive lounge. The hotel was one of the early adopters in relocating the executive (or concierge) lounge to the lobby level, allowing the hotel to offer additional concierge room types and adding room keys back into inventory.

The hotel is strategically located at 16th and K Street, in close proximity to the White House and other government facilities. The hotel has significant historical connotations and is located near numerous Washington, D.C. attractions including the National Mall. The offices of a number of legal firms and national associations are located within walking distance of the property.
Additional property highlights include:

•	Meeting Space: Approximately 31,000 square feet of contiguous meeting space located on the same floor.

•	Food and Beverage: The Capital Hilton hosts (i) the Northgate Grill, a full service restaurant with 130 seats and (ii) the Statler Lounge, a lobby bar with 72 seats.

•	Other Amenities: The hotel has a newly renovated health club as well as a gift shop, business center and valet parking.
Location and Access. The hotel is conveniently located in the center of Washington, D.C., north of the White House and near the National Mall and numerous tourist attractions. By virtue of its size and clear signage, it is visible from both directions on 16th street. The hotel is approximately five miles from Ronald Reagan Washington National Airport.
Operating History. The following table shows certain historical information regarding the Capital Hilton hotel since 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rooms	550	550	550	550	550
Occupancy	83.0%	83.5%	88.6%	88.6%	85.4%
ADR	$232.62	$233.73	$237.87	$230.69	$222.26
RevPAR	$192.95	$195.22	$210.83	$204.36	$189.88
Selected Financial Information. The following tables show certain selected financial information regarding the Capital Hilton hotel since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$57,285	$55,081	$59,316
Rooms Revenue	38,735	39,191	42,325
Hotel EBITDA(1)	14,141	13,748	17,672
EBITDA Margin	24.7%	25.0%	29.8%
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

Seattle Marriott Waterfront, Seattle, WA
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Seattle Marriott Waterfront hotel. The hotel opened in 2003 and is comprised of 348 guest rooms and 13 suites, including 204 king rooms, 155 double/double rooms and two murphy beds. About half of the hotel’s guest rooms have water views overlooking Elliott Bay. Approximately $13.1 million has been spent on capital expenditures since the acquisition of the hotel in 2007. Capital improvements for 2017 included the relocation of the M Club from the eighth floor to the lobby level, which recaptured three guest rooms. A model room was recently completed in anticipation of a rooms renovation which is expected to occur in 2020.
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
Operating History. The following table shows certain historical information regarding the Seattle Marriott Waterfront hotel since 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rooms	361	361	361	358	358
Occupancy	83.2%	84.8%	88.0%	83.1%	82.2%
ADR	$266.62	$283.59	$272.19	$264.10	$255.20
RevPAR	$221.87	$240.49	$239.50	$219.40	$209.84
Selected Financial Information. The following tables show certain selected financial information regarding the Seattle Marriott Waterfront hotel since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$37,497	$39,891	$40,714
Rooms Revenue	29,235	31,688	31,409
Hotel EBITDA(1)	14,250	15,885	16,209
EBITDA Margin	38.0%	39.8%	39.8%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Courtyard San Francisco Downtown, San Francisco, CA
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in the Courtyard San Francisco Downtown. The hotel opened in 2001 and is comprised of 410 guest rooms, including 196 king rooms, 184 queen/queen rooms and 30 suites. Approximately $69.4 million has been spent on capital expenditures since the acquisition of the hotel in 2007, which included a restaurant renovation, a guest room soft goods renovation and a meeting space renovation. In early 2017, the hotel began an extensive custom designed approximate $23 million guest room renovation. As part of this renovation we increased the room count from 405 to 410 rooms utilizing former conference suites. The new guest rooms reflect the hotel’s ideal location in the new and evolving SoMa district. Bold vibrant colors with calming grey undertones mimic the stunning visual beauty expressed in the iconic city of San Francisco. Innovative smart technology combined with comfort and luxury to provide travelers with an intriguing and unique experience.
On November 1, 2017, we announced plans to convert the San Francisco Courtyard Downtown into a full service hotel within Marriott’s Autograph Collection®. Construction is currently underway, which includes a complete redesign of the lobby, food and beverage outlets, public areas and façade. The reimaged public space and modern guest rooms will merge to elevate this property within the upper upscale market. On July 11, 2019, we announced the planned opening and the branding of the hotel as The Clancy, which is scheduled for completion in the first half of 2020.
The hotel is located conveniently downtown in the heart of the SoMa district of San Francisco. The hotel is located near numerous businesses and attractions, including the Moscone Convention Center, Oracle Park, Union Square and the Metreon Complex.
Additional property highlights include:

•	Meeting Space: Approximately 11,000 square feet of meeting space.

•
Food and Beverage: The transformed food and beverage outlets at The Clancy will include completely reconfigured outlets. The Seven Square Tap Room, open for breakfast, lunch and dinner will have 72 seats. The Bar and Lounge area of Seven Square will have 15 seats at the bar and 24 seats in the lounge area. The Lobby Lounge will have 37 seats configured with couches, small tables and a community table. The Radiator Coffee Salon, open for breakfast and light lunches will have 33 seats and an exterior sales window.

•
Other Amenities: The hotel has a fitness center, indoor pool and whirlpool, SOMA Mercantile, a gift shop of approximately 100 square feet, valet parking and two exterior venues: the original outdoor courtyard (approximately 2,000 square feet) and a completely new space, the Parklet. The 30-seat outdoor courtyard includes a fire pit and has been redesigned to be flexible enough to offer overflow seating for the lobby lounge and for private receptions. The Parklet, an approximate 1,100 square foot space, is completely covered and can be used for small receptions and outdoor seating.

Location and Access. The hotel is located in downtown San Francisco and is easily accessible from Interstate 80 and US 101. The hotel is approximately 14 miles from the San Francisco International Airport.
Operating History. The following table shows certain historical information regarding the Courtyard San Francisco Downtown since 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rooms	410	410	408	405	405
Occupancy	90.0%	86.7%	79.9%	89.6%	91.1%
ADR	$301.30	$285.70	$270.38	$273.07	$267.24
RevPAR	$271.14	$247.58	$216.12	$244.54	$243.45
Selected Financial Information. The following tables show certain selected financial information regarding the Courtyard San Francisco Downtown since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$44,167	$41,933	$36,929
Rooms Revenue	40,576	37,032	32,109
Hotel EBITDA(1)	14,248	13,834	12,737
EBITDA Margin	32.3%	33.0%	34.5%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Notary Hotel, Philadelphia, PA
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in The Notary Hotel. The hotel opened in 1999 and is comprised of 499 guest rooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two Parlor Suites. Approximately $56.2 million has been spent on capital expenditures since the acquisition of the hotel in 2007.
On July 17, 2019, we announced the opening of The Notary Hotel. Listed on the National Register of Historic Places, the former Courtyard by Marriott Philadelphia Downtown underwent a rebranding and renovation in excess of $20 million to create The Notary Hotel. Improvements included a complete renovation of the guest rooms, guest corridors, and lobby. Additionally the restaurant was renovated and repositioned as an upscale tapas bar.
The property joins Marriott’s Autograph Collection® Hotels, a diverse portfolio of independent hotels around the world that reflect unique vision, design and environments. It is located in the center of Philadelphia’s downtown business district, across from City Hall and one block from the Philadelphia Convention Center. The hotel is also is also conveniently located to the historical district, the Reading Terminal Market, the University of Pennsylvania and Independence Hall.
Additional property highlights include:

•	Meeting Space: Approximately 10,000 square feet of meeting space throughout 12 event rooms.

•
Food and Beverage: The Notary Hotel hosts (i) Sabroso+Sorbo, the exciting new restaurant with Latin-inspired fare and specialty cocktails and (ii) La Colombe®, the hotel’s popular onsite coffee outlet featuring grab-and-go sandwiches, appetizing snacks, fresh salads and delectable pastries.

•	Other Amenities: The hotel has a fitness center, sundries shop/market, business center and valet parking.

Location and Access. The hotel is located in downtown Philadelphia and is accessible from Interstate 676. The hotel’s corner location and clear signage make it easily visible from both Juniper Street and South Penn Square. The hotel is approximately 10 miles from the Philadelphia International Airport.
Operating History. The following table shows certain historical information regarding The Notary Hotel (formerly “ Philadelphia Courtyard”) since 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rooms	499	499	499	499	499
Occupancy	72.2%	82.9%	81.8%	81.8%	82.6%
ADR	$197.97	$186.10	$176.71	$182.46	$175.85
RevPAR	$142.84	$154.32	$144.60	$149.26	$145.28
Selected Financial Information. The following tables show certain selected financial information regarding The Notary Hotel since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$31,887	$34,983	$31,862
Rooms Revenue	26,016	28,107	26,337
Hotel EBITDA(1)	9,850	14,038	12,221
EBITDA Margin	30.9%	40.1%	38.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Chicago Sofitel Magnificent Mile, Chicago, IL
On February 24, 2014, we acquired a fee simple interest in the Chicago Sofitel Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guest rooms, including 63 suites. Approximately $17.7 million has been spent on capital expenditures at the hotel since the acquisition of the hotel in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guest room and corridor renovation began in the fourth quarter of 2017 and was completed in the second quarter of 2018.
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

Operating History. The following table shows certain historical information regarding the Chicago Sofitel Magnificent Mile since 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rooms	415	415	415	415	415
Occupancy	82.4%	79.2%	80.9%	82.4%	80.0%
ADR	$203.34	$216.11	$202.66	$215.89	$222.55
RevPAR	$167.46	$171.04	$164.00	$177.93	$178.11
Selected Financial Information. The following table shows certain selected financial information regarding the Chicago Sofitel Magnificent Mile since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$34,770	$35,398	$33,302
Rooms Revenue	25,366	25,909	24,841
Hotel EBITDA(1)	7,169	7,663	5,778
Hotel EBITDA Margin	20.6%	21.6%	17.4%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Pier House Resort, Key West, FL
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort from Ashford Trust pursuant to an option agreement that we entered into in connection with our spin-off from Ashford Trust. The hotel opened in 1968 and is comprised of 142 guest rooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $13.3 million has been spent on capital expenditures since the acquisition of the hotel in May 2013, which included spa, fitness center and select guest rooms refresh renovations.
The hotel is located on a six acre parcel in Key West, Florida. In addition to its secluded private beach, the hotel is well situated at the north end of Duval Street providing easy access to the heart of Key West and its many demand generators.
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

Operating History. The following table shows certain historical information regarding the Pier House Resort since 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Rooms	142	142	142	142	142
Occupancy	82.1%	81.0%	77.1%	87.9%	90.2%
ADR	$451.84	$431.67	$430.59	$410.79	$396.99
RevPAR	$371.12	$349.64	$331.87	$361.08	$357.88
Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$25,056	$23,609	$23,232
Rooms Revenue	19,235	18,122	17,202
Hotel EBITDA(1)	11,700	10,907	10,982
EBITDA Margin	46.7%	46.2%	47.3%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Bardessono Hotel, Yountville, CA
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel in Yountville, California, which is subject to a ground lease that initially expires in 2065, with two 25-year extension options. The Bardessono Hotel was built in 2009 and has 65 luxurious rooms and suites. Built and operated with a primary focus on green practices, the hotel is one of two LEED Platinum certified hotels in California and one of five LEED Platinum certified hotels in the U.S. In 2016 the meeting space was renovated. In 2019 we completed construction of a 3,705 square foot Presidential Villa. The Presidential Villa consists of three large suites, each of which boasts a distinctive great room, stately king bedroom, spa bathroom, courtyard and plunge pool.
Approximately $9.0 million has been spent on capital expenditures since the acquisition of the hotel in July 2015.
The hotel is located in Yountville, California and enjoys a central location in the heart of Napa Valley. It offers exceptional amenities, including large, well-appointed guest rooms and suites with private patios/balconies. Guest rooms have fireplaces and oversized bathrooms, many featuring steam showers and a second shower located outdoors in a private garden.
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

Location and Access. The hotel is approximately 60 miles north of San Francisco, approximately 68 miles from the San Francisco International Airport and approximately 60 miles from the Oakland International Airport. The hotel is located within the town of Yountville, offering numerous retail and restaurant establishments including the famed French Laundry. Yountville is in the heart of the Napa Valley, a premier wine and culinary destination with over 450 wineries. In addition to the valley’s traditional wine and dining attractions, the region is also known as a popular leisure destination for hiking, biking, golfing, shopping and festivals.

Operating History. The following table shows certain historical information regarding the Bardessono Hotel since 2015:

	Year Ended December 31,				Year Ended December 31, 2015 (combined)	Period from July 9, 2015 through December 31, 2015	Period from January 1, 2015 through July 8, 2015
	2019	2018	2017	2016
Rooms	65	62	62	62	62	62	62
Occupancy	75.1%	76.8%	77.0%	84.4%	78.7%	79.7%	77.8%
ADR	$792.41	$796.93	$770.19	$733.66	$716.73	$788.25	$648.53
RevPAR	$595.19	$611.84	$592.77	$619.02	$564.23	$628.17	$504.69
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$19,060	$19,693	$17,701
Rooms Revenue	13,633	13,846	13,414
Hotel EBITDA(1)	5,610	6,464	4,441
EBITDA Margin	29.4%	32.8%	25.1%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from July 9, 2015 through December 31, 2015 represent the operating results since the acquisition of the hotel on July 9, 2015. The hotel operating results for the period from January 1, 2015 through July 8, 2015 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the six months ended June 30, 2015 were reviewed and included in an amendment to our Current Report on Form 8-K filed on February 3, 2016. No financial statements were prepared, audited or reviewed for the period from July 1, 2015 through July 8, 2015.
The Ritz-Carlton, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in the Ritz-Carlton, St. Thomas on the island of St. Thomas, U.S. Virgin Islands. The Ritz-Carlton, St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites all featuring a spacious private balcony with ocean or resort views. Approximately $106.9 million has been spent on capital expenditures since the acquisition of the hotel in December 2015. Capital investment has recently been focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma. The hotel operated as a 59 room Marriott-affiliated non-branded hotel for the majority of 2019 and re-opened as a full service Ritz-Carlton resort in late November 2019.
Additional property highlights include:

•	Meeting Space: The property has more than 10,000 square feet of indoor and outdoor meeting and function space offering stunning views of Great Bay and neighboring St. John.

•
Food and Beverage: The property features (i) the 163 seat Bleuwater Restaurant; (ii) Alloro, a 100 seat Italian restaurant; (iii) Sails, a 155 seat beachside restaurant and bar; (iv) Coconut Cove, a second beachside 118 seat restaurant, on the grounds of the adjacent Ritz-Carlton Residences. A new fresh service market, Tradewinds, is currently under construction and expected to open in the first quarter of 2020.

•
Other Amenities: The resort offers a beachfront infinity-edge pool as well as a children’s pool and hot tub, a 7,500 square foot full-service award-winning spa and a 2,000 square foot fitness center. The resort also offers the Ritz Kids Club.

Location and Access. The hotel is located on 30 oceanfront acres along Great Bay, St. Thomas, U.S. Virgin Islands. It is 1.6 miles from Urman Victor Fredericks Marine Terminal in Red Hook and 11 miles from Cyril E. King Airport.

Operating History. The following table shows certain historical information regarding the Ritz-Carlton, St. Thomas since 2015:

	Year Ended December 31,				Year Ended December 31, 2015 (combined)	Period from December 15, 2015 through December 31, 2015	Period from January 1, 2015 through December 14, 2015
	2019	2018	2017	2016
Rooms	180	180	180	180	180	180	180
Occupancy	48.6%	79.2%	79.9%	78.5%	79.7%	73.2%	80.0%
ADR	$616.91	$283.22	$553.27	$537.75	$551.63	$1,179.85	$523.57
RevPAR	$299.87	$224.31	$442.26	$421.90	$439.61	$863.30	$418.91
Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton, St. Thomas since 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Total Revenue	$26,122	$21,634	$43,957
Rooms Revenue	3,295	6,604	23,171
Hotel EBITDA(1)	11,399	10,291	10,595
EBITDA Margin	43.6%	47.6%	24.1%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from December 15, 2015 through December 31, 2015, represent the operating results since the acquisition of the hotel on December 15, 2015. The hotel operating results for the period from January 1, 2015 through December 14, 2015 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the nine months ended September 30, 2015 were reviewed and included in an amendment to our Current Report on Form 8-K filed on February 26, 2016. No financial statements were prepared, audited or reviewed for the period from October 1, 2015 through December 14, 2015.
The Park Hyatt Beaver Creek, Beaver Creek, CO
On March 31, 2017, we acquired a 100% interest in the 190-room Park Hyatt Beaver Creek in Beaver Creek, Colorado. Located in the heart of Beaver Creek Village, approximately 100 miles west of Denver, it is located in one of the most exclusive resort destinations in North America. The Park Hyatt Beaver Creek is an integral part of the Beaver Creek Village as the only full service hotel with direct ski in/ski out access. The Park Hyatt Beaver Creek was built in 1989 and has 190 luxurious and spacious rooms, including 81 king rooms, 66 double/double rooms, 20 double/queen rooms, one suite parlor and 22 suites. Capital plans include a renovation of the existing suite parlors. The hotel underwent a full lobby renovation in 2019, which included a new lobby bar and the addition of an epicurean market.
Approximately $9.6 million has been spent on capital expenditures since the acquisition of the hotel in March 2017.
Additional property highlights include:

•	Meeting Space: The property has over 20,000 square feet of flexible indoor meeting space.

•
Food and Beverage: The property has five food and beverage outlets, including the world-class 8100 Mountainside Bar & Grill, the Brass Bear (lobby) Bar, the Café, the Fall Line epicurean market and Powder 8 Kitchen & Tap, serving the Beaver Creek community and hotel guests during the ski season.

•
Other Amenities: The resort offers an array of amenities, including the award-winning 30,000 square foot Exhale Spa, a heated outdoor pool beneath a mountain waterfall, 24-hour state-of-the-art fitness club, ski valet service, outdoor fire pits and access to two championship golf courses and the Beaver Creek Tennis Center. The Property also features over 18,800 square feet of fully leased, highly visible retail space in the heart of Beaver Creek.

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
Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek since 2016:

	Year Ended December 31,		Year Ended December 31, 2017 (combined)	Period from March 31, 2017 through December 31, 2017	Period from January 1, 2017 through March 30, 2017	Year Ended December 31, 2016
	2019	2018
Rooms	190	190	190	190	190	190
Occupancy	59.1%	61.7%	61.3%	53.9%	83.7%	62.0%
ADR	$444.54	$428.59	$441.98	$310.52	$700.74	$435.33
RevPAR	$262.57	$264.59	$270.90	$167.51	$586.82	$270.02
Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek since 2017 (dollars in thousands):

	Year Ended December 31,		Year Ended December 31, 2017 (combined)	Period from March 31, 2017 through December 31, 2017	Period from January 1, 2017 through March 30, 2017
	2019	2018
Total Revenue	$40,688	$40,292	$40,779	$21,969	$18,810
Rooms Revenue	18,209	18,349	18,787	8,753	10,034
Hotel EBITDA(1)	10,142	9,238	9,387	2,419	6,968
EBITDA Margin	24.9%	22.9%	23.0%	11.0%	37.0%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from March 31, 2017 through December 31, 2017, represent the operating results since the acquisition of the hotel on March 31, 2017. The hotel operating results for the period from January 1, 2017 through March 30, 2017 and for the year ended December 31, 2016 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended December 31, 2016 were audited and included in an amendment to our Current Report on Form 8-K filed on June 13, 2017. No financial statements were prepared, audited or reviewed for the period from January 1, 2017 through March 30, 2017.
Hotel Yountville, Yountville, CA
On May 11, 2017, we acquired a 100% interest in the 80-room Hotel Yountville in Yountville, California. The Hotel Yountville was originally built in 1998 and, in 2011, underwent an extensive expansion and renovation that upgraded all guest rooms, adding 29 new guest rooms, and added a restaurant, spa, meeting and event space, an outdoor pool, and lounge patio. Currently, the property has 80 luxury rooms consisting of 62 king rooms, eight double/queen rooms and 10 suites. We are in the early stages of planning a rooms renovation which is expected to occur in 2021. Approximately $2.0 million has been spent on capital expenditures since the acquisition of the hotel in May 2017.
Additional property highlights include:

•	Meeting Space: The property has 4,392 square feet of indoor and outdoor meeting space.

•	Food and Beverage: The property has the acclaimed 46-seat Hopper Creek Kitchen restaurant and bar, in-room dining service and complimentary wine tastings.

•
Other Amenities: The property offers well-appointed guest rooms and suites with private patios/balconies and a 6,500 square foot on-site spa. Its outdoor amenities are notable as well, including a resort-style outdoor heated pool and lounge, landscaping and water features, and the availability of complimentary bicycles for guest use.

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
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2016:

	Year Ended December 31,		Year Ended December 31, 2017 (combined)	Period from May 11, 2017 through December 31, 2017	Period from January 1, 2017 through May 10, 2017	Year Ended December 31, 2016
	2019	2018
Rooms	80	80	80	80	80	80
Occupancy	73.9%	74.7%	73.1%	71.8%	75.5%	86.4%
ADR	$558.52	$558.38	$543.95	$603.21	$442.11	$541.31
RevPAR	$412.82	$417.08	$397.69	$433.00	$333.88	$467.82
Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2017 (dollars in thousands):

	Year Ended December 31,		Year Ended December 31, 2017 (combined)	Period from May 11, 2017 through December 31, 2017	Period from January 1, 2017 through May 10, 2017
	2019	2018
Total Revenue	$15,305	$15,570	$13,875	$9,599	$4,276
Rooms Revenue	12,054	12,179	11,613	8,140	3,473
Hotel EBITDA(1)	6,202	6,418	5,157	3,924	1,233
EBITDA Margin	40.5%	41.2%	37.2%	40.9%	28.8%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from May 11, 2017 through December 31, 2017, represent the operating results since the acquisition of the hotel on May 11, 2017. The hotel operating results for the period from January 1, 2017 through May 10, 2017 and for the year ended December 31, 2016 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the years ended September 30, 2016 and 2015 were audited and as of and for the three months ended December 31, 2016 were reviewed and included in an amendment to our Current Report on Form 8-K filed on July 17, 2017. No financial statements were prepared, audited or reviewed for the period from January 1, 2017 through May 10, 2017.
The Ritz-Carlton, Sarasota, FL
On April 4, 2018, we acquired a 100% interest in the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Approximately $5.1 million has been spent on capital expenditures since the acquisition of the hotel in April 2018.
The Ritz-Carlton, Sarasota was built in 2001 and has 266 luxurious and spacious rooms, including 31 suites. The resort also offers an array of amenities, including a 26,000 square foot Beach Club with 410 feet of beachfront, a private, luxury Tom Fazio designed Golf Club, the award-winning 15,000 square foot Ritz-Carlton Spa, eight food and beverage outlets, including the acclaimed Jack Dusty waterfront restaurant, 29,000 square feet of flexible indoor meeting space, two outdoor pools, 24-hour state-of-the-art fitness club, lighted tennis courts and the Ritz Kids Club.
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
Operating History. The following table shows certain historical information regarding the Ritz-Carlton, Sarasota since 2017:

	Year Ended December 31, 2019	Year Ended December 31, 2018 (combined)	Period from April 4, 2018 through December 31, 2018	Period from January 1, 2018 through April 3, 2018	Year Ended December 31, 2017
Rooms	266	266	266	266	266
Occupancy	73.4%	73.4%	71.5%	78.9%	78.1%
ADR	$391.92	$375.23	$334.02	$484.46	$364.04
RevPAR	$287.68	$275.25	$238.74	$382.06	$284.38
Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton, Sarasota since 2017 (dollars in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2018 (combined)	Period from April 4, 2018 through December 31, 2018	Period from January 1, 2018 through April 3, 2018	Year Ended December 31, 2017
Total Revenue	$65,524	$62,305	$42,232	$20,073	$62,323
Rooms Revenue	27,931	26,724	17,273	9,451	27,609
Hotel EBITDA(1)	13,626	12,709	7,142	5,567	12,672
EBITDA Margin	20.8%	20.4%	16.9%	27.7%	20.3%
__________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from April 4, 2018 through December 31, 2018, represent the operating results since the acquisition of the hotel on April 4, 2018. The hotel operating results for the period from January 1, 2018 through April 3, 2018 and for the year ended December 31, 2017 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended December 31, 2017 were audited and included in an amendment to our Current Report on Form 8-K filed on June 20, 2018. No financial statements were prepared, audited or reviewed for the period from January 1, 2018 through April 3, 2018.
The Ritz-Carlton, Lake Tahoe, CA
On January 15, 2019, we acquired a 100% interest in the 170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $120.0 million. Approximately $2.1 million has been spent on capital expenditures since the acquisition of the hotel in January 2019.
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

•
Other Amenities: The property offers 170 luxurious guest rooms and suites with in-room gas fire places and floor-to-ceiling windows, a 17,000 square foot slope-side spa with treatments themed around nature and the Ritz Kids children’s program.

Location and Access. Located in the North Lake Tahoe area, the property is situated mid-mountain at the Northstar Ski Area. With its premier location, luxury brand affiliation and world-class amenities, the Ritz Tahoe is positioned as the leading resort in one of country’s most popular tourist destinations. North Lake Tahoe, located approximately 45 minutes from Reno, Nevada and 1.5 hours from Sacramento, is a popular and growing upscale, year-round tourist destination. Beyond the first-class hotel experience, guests have easy access to the Lake Tahoe area’s many amenities and activities, including world-class skiing and winter sports, boating, fishing, hiking, golfing, as well as exceptional dining and shops.
Operating History. The following table shows certain historical information regarding the Ritz-Carlton, Lake Tahoe since 2018:

	Year Ended December 31, 2019 (combined)	Period from January 15, 2019 through December 31, 2019	Period from January 1, 2019 through January 14, 2019	Year Ended December 31, 2018 (unaudited)
Rooms	170	170	170	170
Occupancy	67.8%	67.4%	77.5%	66.6%
ADR	$572.58	$556.11	$931.53	$512.66
RevPAR	$388.09	$374.76	$722.13	$341.64
__________________
The above information does not include the operations of ten condominium units not owned by the Ritz-Carlton, Lake Tahoe.
Selected Financial Information. The following table shows certain selected financial information regarding the Ritz-Carlton, Lake Tahoe since 2018 (dollars in thousands):

	Year Ended December 31, 2019 (combined)	Period from January 15, 2019 through December 31, 2019	Period from January 1, 2019 through January 14, 2019	Year Ended December 31, 2018 (unaudited)
Total Revenue	$44,565	$41,894	$2,671	$40,434
Rooms Revenue	24,081	22,362	1,719	21,199
Hotel EBITDA	8,064	7,286	778	8,021
EBITDA Margin	18.1%	17.4%	29.1%	19.8%
__________________
The above information does not include the operations of ten condominium units not owned by the Ritz-Carlton, Lake Tahoe.
The hotel operating results for the year ended December 31, 2018, represent the period before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed for the year ended December 31, 2018 and the period from January 1, 2019 through January 14, 2019.
Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our hotel properties prior to our spin-off from Ashford Trust and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies and Remington Hotels to attempt to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties on a daily basis and holds frequent ownership meetings with personnel at the hotel properties and key executives with the brands and management companies. The asset management team works closely with our third-party hotel management companies and Remington Hotels on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotel properties, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our franchisors’ standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”

Hotel Management
As a result of Ashford Inc.’s November 2019 acquisition of the hotel management business from Remington Lodging, Ashford Inc. also provides us with hotel management services through Remington Hotels, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services. See “Certain Agreements-Hotel Management Agreement.”
Project Management
As a result of Ashford Inc.’s August 2018 acquisition of Premier from affiliates of Remington Lodging, Ashford Inc. also provides us with project management services through Premier, including construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management and supervision of installation of FF&E, and related services. See “Certain Agreements—Premier Master Project Management Agreement.”
Third-Party Agreements
Hotel Management Agreements. Ten of our hotel properties are operated pursuant to a hotel management agreement with one of four brand hotel management companies and three of our hotel properties are operated pursuant to a hotel management agreement with Remington Hotels, a hotel management company acquired by Ashford Inc. on November 6, 2019, from Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. None of our hotel properties operate under franchise agreements. The hotel management agreements with Marriott, Hilton, Hyatt or Accor allow ten of our hotel properties to operate under the Marriott, Courtyard, Hilton, Park Hyatt, Ritz-Carlton or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements and licenses, including, among others, the use of the Marriott, Hilton, Hyatt or Accor, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton Hyatt or Accor, as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager which grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
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
Our Financing Strategy
As of December 31, 2019, our property-level indebtedness was approximately $1.1 billion, with a weighted average interest rate of 4.04% per annum. As of December 31, 2019, 100.0% of our mortgage debt is variable rate debt with a weighted average interest rate of LIBOR plus 2.28%. We intend to continue to use variable-rate debt or a mix of fixed and variable-rate debt as we see fit, and we may, if appropriate, enter into interest rate hedges.
We intend to finance our long-term growth and liquidity needs with operating cash flow, equity issuances of both common and preferred stock, joint ventures, a revolving line of credit and secured and unsecured debt financings having staggered maturities. We target leverage of 45% net debt to gross assets. We may also issue common units or other interests in our operating partnership to acquire properties from sellers who seek a tax-deferred transaction. We may also from time to time receive additional capital from our advisor pursuant to the Enhanced Return Funding Program (the “ERFP Agreement”). See “Certain Agreements—ERFP Agreement.”
We may utilize Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc. and its affiliates, to provide debt placement services, which otherwise would be provided by third parties, for property-level debt financings. The services provided by Lismore include access to their deep industry contacts to achieve competitive terms in the market, due diligence support and assistance in completing the financing transaction.

We may use the proceeds from any borrowings for working capital, consistent with industry practice, to:

•	purchase interests in partnerships or joint ventures;

•	finance the origination or purchase of debt investments; or

•	finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.
Certain Agreements
The Advisory Agreement
We are advised by Ashford LLC, a subsidiary of Ashford Inc., pursuant to the Fifth Amended and Restated Advisory Agreement, dated as of April 18, 2018, as amended on January 15, 2019, among us, Braemar OP, Braemar TRS, Ashford Inc. and Ashford LLC. Pursuant to our advisory agreement, Ashford LLC acts as our advisor, responsible for implementing our investment strategies and decisions and the management of our day-to-day operations, subject to the supervision and oversight of our board of directors. We rely on Ashford LLC to provide, or obtain on our behalf, the personnel and services necessary for us to conduct our business, and we have no employees of our own. All of our officers are also employees of Ashford LLC. The executive offices of Ashford LLC are located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254, and the telephone number of Ashford LLC’s executive offices is (972) 490-9600.
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
Duties of Ashford LLC. Subject to the supervision of our board of directors, Ashford LLC is responsible for our day-to-day operations, including all of our subsidiaries and joint ventures, and shall perform (or cause to be performed) all services necessary to operate our business as outlined in the advisory agreement. Those services include sourcing and evaluating hotel acquisition and disposition opportunities, asset managing the hotel properties in our portfolio and overseeing the hotel managers, handling all of our accounting, treasury and financial reporting requirements, and negotiating terms of loan documents for our debt financings, as well as other duties and services outlined in the advisory agreement.
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
Term and Termination. The initial term of our advisory agreement shall expire on January 24, 2027, with up to seven successive additional ten-year terms upon Ashford LLC’s written notice to us not less than 210 days prior to the expiration of the then-current term of Ashford LLC’s election to extend the term of our advisory agreement.
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

“Net Asset Fee Adjustment” shall be equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any Enhanced Return Hotel Assets (as defined in the ERFP Agreement)) sold or disposed of after the date of the ERFP Agreement, commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of Enhanced Return Hotel Assets sold or disposed of after the date of the ERFP Agreement, commencing with and including the first such sale) and 1.07%.
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

For purposes of this calculation, our TSR means the sum, expressed as a percentage, of (i) the change in our common stock price during the applicable period, plus (ii) the dividend yield paid during the applicable period (determined by dividing dividends paid during the applicable period by our common stock price at the beginning of the applicable period and including the value of any dividends or distributions with respect to common stock not paid in cash valued in the reasonable discretion of our advisor).
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
If we desire to engage a third party for services or products (other than services exclusively required to be provided by our hotel managers), Ashford LLC has the exclusive right to provide such services or products at typical market rates provided that we are able to control the award of the applicable contract. Ashford LLC will have at least 20 days after we give notice of the terms and specifications of the products or services that we intend to solicit to provide such services or products at market rates, as determined by reference to fees charged by third-party providers who are not discounting their fees as a result of fees generated from other sources. If a majority of our independent directors determine that Ashford LLC’s pricing proposal is not at market rates, we are required to engage a consultant to determine the market rate for the services or products in question. We will be required to pay for the services of the consultant and to engage Ashford LLC at the market rates determined by the consultant if the consultant finds that the proposed pricing of Ashford LLC was at or below market rates. Alternatively, Ashford LLC will pay the consultant’s fees and will have the option to provide the services or product at the market rates determined by the consultant should the consultant find that the proposed pricing was above market rates.
To minimize conflicts between us and Ashford LLC on matters arising under the advisory agreement, the Company’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the advisory agreement shall be within the exclusive discretion and control of a majority of the independent members of our board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transactions Committee comprised solely of independent members of our board of directors to review all related party transactions that involve conflicts. The Related Party Transactions Committee may make recommendations to the independent members of our board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transactions Committee or the independent members of our board of directors.
ERFP Agreement
General. On January 15, 2019, we entered into the ERFP Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with the other parties to our advisory agreement. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on our behalf and on behalf of Ashford Inc., respectively. The ERFP Agreement replaced the “key money investments” previously contemplated by our advisory agreement.
Under the ERFP Agreement, Ashford LLC agreed to provide $50 million to us in connection with our acquisition of additional hotels recommended by Ashford LLC, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the ERFP Agreement, Ashford LLC is obligated to provide us with 10% of the acquired hotel’s purchase price in exchange for FF&E at our properties, which is subsequently leased by Ashford LLC to our TRSs on a rent-free basis. As a result of the Ritz-Carlton, Lake Tahoe acquisition, we received $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that is leased to us by Ashford LLC rent free.

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
\Hotel Management Agreements
General
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for the Ritz-Carlton, St. Thomas, which is owned by a TRS), which in turn have engaged hotel managers to manage our hotel properties. Each of our hotel properties other than the Pier House Resort, the Bardessono Hotel and Hotel Yountville (which are operated by Remington Hotels) are operated pursuant to a hotel management agreement with one of four independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, Inc. or its affiliates, Courtyard Management Corporation, Ritz-Carlton (Virgin Islands), Inc. and The

Ritz-Carlton Hotel Company, L.L.C., (3) Accor and (4) Hyatt Corporation. Courtyard by Marriott and Ritz-Carlton are registered trademarks of affiliates of Marriott and Sofitel is a registered trademark of affiliates of Accor.
The terms of each of the hotel management agreements, as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	Three 10-year options
Capital Hilton	12/17/2003	12/31/2023	Three 10-year options
Seattle Marriott Waterfront	5/23/2003	12/31/2028	Five 10-year options
Courtyard San Francisco Downtown	6/7/2002	12/31/2027	Five 5-year options
The Notary Hotel	7/16/2019	12/31/2041	Two 10-year options
Ritz-Carlton, Sarasota	11/16/2001	12/31/2030	Two 10-year options
Chicago Sofitel Magnificent Mile	3/30/2006	12/31/2030	Three 10-year options
Pier House Resort	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
Bardessono Hotel	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
Ritz-Carlton, St. Thomas	12/15/2015	12/31/2065	Two 10-year options
Park Hyatt Beaver Creek	3/31/2017	12/31/2029	One 10-year option
Hotel Yountville	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
Ritz-Carlton, Lake Tahoe	3/28/2006	12/31/2034	Two 10-year options
Each hotel management company receives a base management fee (expressed as a percentage of gross revenues) ranging from 2.0%–7.0%, as well as an incentive management fee calculated as a percentage of hotel operating income, in certain cases after funding of certain requirements, including the capital renewal reserve, and in certain cases after we have received a priority return on our investment in the hotel (referred to as the owner’s priority), as summarized in the chart below:

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$117,465,746

Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$132,100,000

Seattle Marriott Waterfront(3)	2%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum	$89,232,634

Courtyard San Francisco Downtown	7%	50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority	System wide contribution to the marketing fund (2% of guest room revenues on the effective date)	$9,500,000 plus 11.5% of owner funded capital expenses	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
The Notary Hotel	4.0%	20% of the excess of operating profit over owner’s priority	System wide contribution to the marketing fund (1.5% of gross room sales).
2019: $7,021,388
Thereafter: $8,938,867 Plus 10.25% of owner-funded capital expenditures after the effective date, the amount of reserve shortfalls funded by Owner after the effective date, and the amount of owner-funded capital expenditures spent for completion of the conversion of the hotel to The Notary Hotel, up to $18,000,000
					Not applicable

Chicago Sofitel Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	Not applicable	Not applicable

Pier House Resort	Greater of $14,104.81 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Bardessono Hotel	Greater of $14,104.81 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Ritz-Carlton, St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over Owner’s Priority for such Fiscal Year	1.0% of gross revenues	$5,440,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures	Not applicable

Park Hyatt Beaver Creek	Greater of 3.0% or $2,035,009 (increased annually by lesser of CPI or 8% of prior year management fee)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $14,104.81 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Ritz-Carlton, Sarasota	3%	20% of Available cash flow defined as Net Operating Income minus the Owner’s Priority	1% of gross hotel revenues for each fiscal year, excluding member dues, initiation, or joining fees or deposits of Club members	$7,465,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Ritz-Carlton, Lake Tahoe	3%
The sum of (i) 15% by which Adjusted House Profit (“AHP”) for such Fiscal Year exceeds the Owner’s Priority but is less than $10.8 million plus (ii) 20% of the amount by which AHP exceeds $10.8 million; provided, however, that in no event shall the total, aggregate sum of the Base Fee and the Incentive Fee paid to Operator in any given Fiscal Year exceed 6% of gross revenues for such Fiscal Year
			1% of gross revenues for each fiscal year	$8,200,000 plus 10% of the amount of Owner-Funded Capital Expenditures in excess of amounts in the reserve	Not applicable
__________________

(1)	Management fee is expressed as a percentage of gross hotel revenue.

(2)
Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. For some properties these amounts will continue to increase over time by the amount of additional owner-funded capital expenses.

(3)	The Management fee at this hotel was subject to a temporary reduction with the opening of a new Marriott branded hotel. The management fee will be 2.5% in 2020 and return to 3.0% in 2021.
The hotel management agreements allow each hotel to operate under the Courtyard, Marriott, Ritz-Carlton, Hilton, Sofitel or Park Hyatt brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of the Marriott, Hilton, Sofitel or Hyatt, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott, Hilton, Accor or Hyatt, as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Below is a summary of the principal terms of the hotel management agreements with Marriott, Hilton, Accor, Hyatt and Remington Hotels.
Marriott Management Agreements
Term. The remaining base term of each of our six Marriott management agreements ranges from approximately 8 to 46 years, expiring between December 31, 2027 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from two 10-year extension to five 10-year extensions.
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
Termination Upon Event of Default. A non-defaulting party may terminate the hotel management agreement upon an Event of Default (as defined in the applicable hotel management agreement) generally after the expiration of any notice and cure periods; provided, however, the hotel management agreement may not be terminated by the non-defaulting party unless and until such Event of Default has a material adverse effect on the non-defaulting party. In the case of The Notary Hotel, if the defaulting party contests such Event of Default or such material adverse effect, we may not terminate unless a court of competent jurisdiction has issued a final, binding and non-appealable order finding that the Event of Default has occurred and that the default resulted in a material adverse effect.
Early Termination for Casualty. The termination provisions for our hotel properties in the event of casualty are summarized as follows:

•
If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 30% or more of the then total replacement cost in the case of the Courtyard San Francisco and Seattle Marriott Waterfront, 33% or more of the then replacement cost in the case of the Ritz-Carlton, Lake Tahoe and Ritz-Carlton, Sarasota, and 60% or more of the then total replacement cost in the case of the Ritz-Carlton, St. Thomas and The Notary Hotel), then either party may terminate the hotel management agreement.

Early Termination for Condemnation. If all or substantially all of the hotel (meaning 1/3 or more of the replacement cost therefor with respect to Ritz-Carlton, Lake Tahoe and Ritz-Carlton, Sarasota and 50% or more of the replacement value of the hotel with respect to Ritz-Carlton, St. Thomas) is taken in any condemnation or similar proceeding, or a portion of the hotel is so taken, and the result is that it is unreasonable to continue to operate the hotel in accordance with the hotel management agreement, the hotel management agreement shall terminate (provided, however, with respect to Ritz-Carlton, Lake Tahoe and Ritz-Carlton, Sarasota the hotel management agreement will be terminated at our option or Marriott’s option, and with respect to The Notary Hotel, the hotel management agreement will be terminated only at Marriott’s option).
Performance Termination. All of the Marriott hotel management agreements are structured to provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel managed by Marriott. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the hotel management agreement) which ranges from 9.5% to 10.25% of the approximate total investment in the hotel, and in the case of The Notary Hotel is 85% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which range from 0.65 to 1.00 (this item is not applicable for Ritz-Carlton, Lake Tahoe), and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of an extraordinary event or force majeure, any major renovation of the hotel adversely affecting a material portion of the income generating areas (or any major renovation with respect to The Notary Hotel, Ritz-Carlton, Lake Tahoe, Ritz-Carlton, Sarasota, and Ritz-Carlton, St. Thomas), or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of The Notary Hotel, by waiving base management fees (and, with respect to Ritz-Carlton, St. Thomas, certain royalty fees owed to Marriott Switzerland Licensing Company S.ar.L (St. Kitts & Nevis Branch)) until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
Limitation on Termination Rights. Our ability to exercise termination rights is subject to certain limitations if the manager or any of its affiliates are providing certain credit enhancements, loans or fundings as described in the hotel management agreement, or in certain cases, if manager’s incentive management fee is outstanding.
Assignment and Sale. Each Marriott management agreement contains restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions if, such as (i) we are in default under the hotel management agreement, (ii) such party is known to be of bad moral character or has been convicted of a felony or is in control of or controlled by persons who have been convicted of felonies, (iii) such party does not (in the reasonable judgment of manager) have sufficient financial resources and liquidity to fulfill our obligations under the hotel management agreement, or (iv) such party has an ownership interest, either directly or indirectly, in a brand or group of hotels that competes with the manager or Marriott or any affiliate thereof. The Marriott management agreements may have additional restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions. Any sale of the property (which includes any equity transfer, whether directly or indirectly) is subject to certain conditions, including the provision of notice of such sale to the manager.
Right of First Offer. All of the Marriott management agreements (except for the management agreement for Ritz-Carlton, Lake Tahoe) provide Marriott with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel property, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right (except in the Ritz-Carlton, Sarasota management agreement). After notice of a proposed sale to the manager, we have a specified time period, ranging from 10 business days to 60 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to the manager (with certain details regarding the terms of sale). The manager then has a specified time period, ranging from 20 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If the manager does not timely respond or consents to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale (the Ritz-Carlton, St. Thomas management agreement also requires that the sale must occur within 15 months after the manager’s 30-day negotiation period if the manager makes an offer acceptable to us pursuant to the manager’s right of first offer; the Ritz-Carlton, Sarasota management agreement requires that the sale must occur within 365 days after the manager’s receipt of our original notice pertaining to the manager’s right of first offer) or the notice of sale is deemed void and we must provide a new notice to the manager.
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
Accor Management Agreement
In connection with our acquisition of the Chicago Sofitel Magnificent Mile, our TRS lessee, as lessee of the hotel, assumed a management agreement (as amended, the “Accor management agreement”) with Accor that allows us to operate under the Sofitel brand name and utilize Accor’s services and experience in connection with the management and operation of the Chicago Sofitel Magnificent Mile. The material terms of the Accor management agreement are summarized as follows:
Term. The initial term of the management agreement expires on December 31, 2030 and automatically renews for three consecutive 10-year renewal terms, unless the manager terminates the agreement by written notice at least 180 days prior to the expiration of the then-current term.
Events of Default. An “Event of Default” is generally defined to include the failure to make a payment under the Accor management agreement and failure to cure such non-payment after the applicable notice and cure period, the bankruptcy or insolvency of either party, a failure by either party to maintain at all times all of the insurance required to be maintained by such party and failure to cure such default after the applicable notice and cure period, the failure by either party to perform any of the material covenants in the Accor management agreement which continues beyond the applicable notice and cure period and a transfer of the Accor management agreement by either party in violation of the provisions of the Accor management agreement. The occurrence of an Event of Default prevents the defaulting party from transferring the Accor management agreement without the consent of the non-defaulting party.
Termination. A non-defaulting party may terminate the Accor management agreement if the defaulting party (i) has breached any material representation or fails to perform any material provision of the Accor management agreement or (ii) becomes insolvent or bankrupt, in each case after the expiration of any applicable notice and cure period. In addition, the manager may terminate the Accor management agreement if we default under a mortgage relating to the hotel and fail to cure such default within the times provided.
Performance Termination. We have the right to terminate the Accor management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel managed by Accor. The performance period is measured with respect to any two consecutive operating years. The performance criteria are: (i) the RevPAR for the hotel is less than 90% of the RevPAR for the hotel’s competitive set for each such operating year and (ii) the adjusted net operating income (meaning the net operating income less the hurdle amount of approximately $10.2 million plus 8% of any amounts we spent on capital expenditures) is a negative number (i.e. less than zero) for each such operating year, provided that for any operating year in which the operation of the hotel is materially and adversely affected by a force majeure event, a refurbishing program or major capital improvements, the RevPAR for the hotel and the adjusted net operating income for such operating years shall be adjusted equitably. The manager will have a right up to three times in any eight-year period to avoid a performance termination by paying to us a cure amount that equals, for any operating year, the lower of (i) the amount by which the adjusted net operating income is less than zero and (ii) the amount that we would have been entitled to receive as a distribution from the hotel had the hotel not had a RevPAR shortfall.
Early Termination for Condemnation. If all of the hotel, or a portion of the hotel that in our reasonable opinion makes it imprudent or unsuitable to use and operate the remaining portion of the hotel in accordance with the standards maintained by the Sofitel brand, is taken in any condemnation or similar proceeding, we may terminate the Accor management agreement.
Early Termination for Casualty. If a material part of the hotel is damaged or destroyed by fire or other casualty, then we may terminate the Accor management agreement and elect not to restore the hotel. If we elect to restore the hotel, we must commence such process within 120 days after the date of the casualty and diligently proceed with the restoration of the hotel so that it meets the standards maintained by the Sofitel brand. If we fail to complete the restoration within two years after the date of the casualty, then for so long as such failure continues, the manager may terminate the Accor management agreement. If we or the manager terminate the management agreement because of a casualty, if we have not restored the hotel and desire to lease or sell it, we must first offer to sell the hotel to the manager. If we repair, rebuild or replace the premises within five years, the manager may reinstate the Accor management agreement.
Assignment and Sale. So long as we are not in default under the Accor management agreement and any advances made by the manager on our behalf would be repaid in connection with the sale, we may sell the Chicago Sofitel Magnificent Mile and assign the Accor management agreement (including as a result of a change of control) without the consent of the manager to any of our affiliates or to any person that (i) is not a competitor of the manager (as defined in the Accor management agreement), (ii) is not generally recognized in the community as being a person of ill repute or with whom a prudent business person would not wish to associate in a commercial venture and (iii) has a minimum net worth required by the Accor management agreement, if the assignee expressly assumes the Accor management agreement.
For recent developments regarding the Accor management agreement, see “Item 3. Legal Proceedings.”

Hyatt Beaver Creek Management Agreement
Term. The Hyatt Beaver Creek management agreement was 30 years, expiring December 31, 2019. This management agreement has been extended through December 31, 2029, and has one 10-year extension option remaining, at the discretion of the manager.
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
Remington Hotels Master Hotel Management Agreement
General. In 2013, we entered into a master hotel management agreement with Remington Lodging governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by us. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we amended and restated the original master hotel management agreement to provide only for hotel management services to be provided to our TRSs by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “master hotel management agreement.” In connection with Ashford Inc.’s acquisition of the hotel management business of Remington Lodging on November 6, 2019, Remington Hotels became a subsidiary of Ashford Inc., and the master hotel management agreement between Remington Hotels and us remains in effect. Pursuant to the master hotel management agreement, Remington Hotels currently manages the Pier House Resort, the Bardessono Hotel and Hotel Yountville. The master hotel management agreement will also govern the management of hotels we acquire in the future that are managed by Remington Hotels, which has the right to manage and operate hotel properties we acquire in the future unless our independent directors either (i) unanimously elect not to engage Remington Hotels, or (ii) by a majority vote, elect not to engage Remington Hotels because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Hotels for the particular hotel, or (B) based on the prior performance of Remington Hotels, another manager or developer could perform the management duties materially better than Remington Lodging for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Hotels Hotel Management MEA—Exclusivity Rights of Remington Hotels.” Prior to its acquisition by Ashford Inc. on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, chairman of our board of directors and the chairman, chief executive officer and significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr.
Term. The master hotel management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington Hotels, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington Hotels is not then in default under the master hotel management agreement. If at the time of the exercise of any renewal period, Remington Hotels is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the master hotel management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington Hotels desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master hotel management agreement no less than 90 days before the expiration of the then current term of the master hotel management agreement.
Amounts Payable under the Master Hotel Management Agreement. Remington Hotels receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:

•	$14,105 (increased annually based on consumer price index adjustments); or

•	3% of the gross revenues associated with that hotel for the related month.
The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year, except with respect to hotels where Remington Hotels takes over management upon our acquisition, in which case, for the first five years, the incentive management fee to be paid to Remington Hotels, if any, is the amount by which the hotel’s actual house profit exceeds the projected house profit for such calendar year as set forth in our acquisition pro forma. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, the TRS lessee will consider payment of the incentive fee pro rata on a quarterly basis.
The incentive fee is designed to encourage Remington Hotels to generate higher house profit at each hotel by increasing the fee due to Remington Hotels when the hotels generate house profit above certain threshold levels. Any increased revenues will generate increased lease payments under the percentage leases and should thereby benefit our stockholders.
Termination. The master hotel management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:

•	a sale of a hotel;

•	the failure of Remington Hotels to satisfy certain performance standards;

•	for the convenience of our TRS lessee;

•	in the event of a casualty to, condemnation of, or force majeure involving a hotel; or

•	upon a default by Remington Hotels or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master hotel management agreement with respect to one or more of the hotels, we must pay Remington Hotels termination fees, plus any amounts otherwise due to Remington Hotels pursuant to the terms of the master hotel management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Remington Hotels is not then in default, subject to certain cure and grace periods:

•
Sale. If any hotel subject to the master hotel management agreement is sold during the first 12 months of the date such hotel becomes subject to the master hotel management agreement, our TRS lessee may terminate the master hotel management agreement with respect to such sold hotel, provided that it pays to Remington Hotels an amount equal to the management fee (both base fees and incentive fees) estimated to be payable to Remington Hotels with respect to the applicable hotel pursuant to the then-current annual operating budget for the balance of the first year of the term. If any hotel subject to the master hotel management agreement is sold at any time after the first year of the term and the TRS lessee terminates the master hotel management agreement with respect to such hotel, our TRS lessee will have no obligation to pay any termination fees.

•
Casualty. If any hotel subject to the master hotel management agreement is the subject of a casualty during the first year of the initial 10-year term and the TRS lessee elects not to rebuild, then we must pay to Remington Hotels the termination fee, if any, that would be owed if the hotel had been sold. However, after the first year of the initial 10-year term, if a hotel is the subject of a casualty and the TRS lessee elects not to rebuild the hotel even though sufficient casualty insurance proceeds are available to do so, then the TRS lessee must pay to Remington Hotels a termination fee equal to the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Hotels with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine.

•
Condemnation or Force Majeure. In the event of a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master hotel management agreement terminates as to those hotels.

•
Failure to Satisfy Performance Test. If any hotel subject to the master hotel management agreement fails to satisfy a certain performance test, the TRS lessee may terminate the master hotel management agreement with respect to such hotel, and in such case, the TRS lessee must pay to Remington Hotels an amount equal to 60% of the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Hotels with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine. Remington Hotels will have failed the performance test with respect to a particular hotel if during any fiscal year during the term (i) such hotel’s gross operating profit margin for such fiscal year is less than 75% of the average gross operating profit margins of comparable hotels in similar markets and geographical locations, as reasonably determined by Remington Hotels and the TRS lessee, and (ii) such hotel’s RevPAR yield penetration is less than 80%. Upon a performance test failure, the TRS lessee must give Remington Hotels two years to cure. If, after the first year, the performance test failure has not been cured, then the TRS lessee may, in order not to waive any such failure, require Remington Hotels to engage a consultant with significant hotel lodging experience reasonably acceptable to both Remington Hotels and the TRS lessee, to make a determination as to whether or not another management company could manage the hotel in a materially more efficient manner. If the consultant’s determination is in the affirmative, then Remington Hotels must engage such consultant to assist with the cure of such performance failure for the second year of the cure period after that failure. If the consultant’s determination is in the negative, then Remington Hotels will be deemed not to be in default under the performance test. The cost of such consultant will be shared by the TRS lessee and Remington Hotels equally. If Remington Hotels fails the performance test for the second year of the cure period and, after that failure, the consultant again makes a finding that another management company could manage the hotel in a materially more efficient manner than Remington Hotels, then the TRS lessee has the right to terminate the management agreement with respect to such hotel upon 45 days’ written notice to Remington Hotels and to pay to Remington Hotels the termination fee described above. Further, if any hotel subject to the Remington Hotels master hotel management agreement is within a cure period due to a failure of the performance test, an exercise of a renewal option shall be conditioned upon timely cure of the performance test failure, and if the performance failure is not timely cured, the TRS lessee may elect to terminate the management agreement without paying any termination fee.

•
For Convenience. With respect to any hotel managed by Remington Hotels pursuant to the master hotel management agreement, if the TRS lessee elects for convenience to terminate the management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington Hotels, equal to the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington Hotels with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine.

If the master hotel management agreement terminates as to all of the hotels covered in connection with a default under the master hotel management agreement, the hotel management MEA can also be terminated at the non-defaulting party’s election. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Hotels Hotel Management MEA.”
Maintenance and Modifications. Remington Hotels must maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. The cost of all such routine maintenance, repairs and alterations will be paid by the TRS lessee. All non-routine repairs and maintenance, either to a hotel or its fixtures, furniture and equipment pursuant to the capital improvement budget described below, will be managed by Premier pursuant to the master project management agreement.
Insurance. Remington Hotels must coordinate with the TRS lessee the procurement and maintenance of all workers’ compensation, employer’s liability, and other appropriate and customary insurance related to its operations as a property manager, the cost of which is the responsibility of the TRS lessee.
Assignment and Subleasing. Neither Remington Hotels nor the TRS lessee may assign or transfer the master hotel management agreement without the other party’s prior written consent. However, Remington Hotels may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington Hotels from any of its obligations under the master hotel management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master hotel management agreement with respect to such damaged hotel upon 60 days’ written notice. In the event of a termination, neither the TRS lessee nor Remington Hotels will have any further liabilities or obligations under the master hotel management agreement with respect to such damaged hotel, except that we may be obligated to pay to Remington Hotels a termination fee, as described above. If the hotel management agreement remains in effect with respect to such damaged hotel, and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay management fees will be unabated. If, however, the master hotel management agreement remains in effect with respect to such damaged hotel, but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to partial, pro rata abatement of the management fees while the hotel is being repaired.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the master hotel management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. In the event of termination, neither the TRS lessee nor Remington Hotels will have any further rights, remedies, liabilities or obligations under the master hotel management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the master hotel management agreement. If there is an event of force majeure or any other cause beyond the control of Remington Hotels that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the master hotel management agreement may be terminated by the TRS lessee. In the event of such a termination, neither the TRS lessee nor Remington Hotels will have any further rights, remedies, liabilities or obligations under the master hotel management agreement with respect to such hotel.
Annual Operating Budget. The master hotel management agreement provides that not less than 45 days prior to the beginning of each fiscal year during the term of the master hotel management agreement, Remington Hotels will submit to the TRS lessee for each of the hotels, an annual operating budget setting forth in detail an estimated profit and loss statement for each of the next 12 months (or for the balance of the fiscal year in the event of a partial first fiscal year), including a schedule of hotel room rentals and other rentals and a marketing and business plan for each of the hotels. The budget is subject to the TRS lessee approval, which may not be unreasonably withheld. The budget may be revised from time to time, taking into account such circumstances as the TRS lessee deems appropriate or as business and operating conditions shall demand, subject to the reasonable approval of Remington Hotels.
Capital Improvement Budget. Premier must prepare a capital improvement budget of the expenditures necessary for replacement of FF&E and building repairs for the hotels during the following fiscal year and provide such budget to the relevant TRS lessee and landlord for approval at the same time Remington Hotels submits the proposed annual operating budget for approval by TRS lessee. Remington Hotels may not make any other expenditures for these items without the relevant TRS lessee and landlord approval, except expenditures which are provided in the capital improvements budget or are required by reason of any (i) emergency, (ii) applicable legal requirements, (iii) the terms of any franchise agreement or (iv) are otherwise required for the continued safe and orderly operation of our hotels.
Indemnity Provisions. Remington Hotels has agreed to indemnify the TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington Hotels subject to certain limitations; (ii) infringement by Remington Hotels of any third party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington Hotels of employment laws or that are a direct result of the corporate policies of Remington Hotels; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington Hotels; or (v) the breach by Remington Hotels of the master hotel management agreement, including action taken by Remington Hotels beyond the scope of its authority under the master hotel management agreement, which is not cured.
Except to the extent indemnified by Remington Hotels as described in the preceding paragraph, the TRS lessee will indemnify Remington Hotels against all damages not covered by insurance and that arise from: (i) the performance of Remington Hotels’ services under the master hotel management agreement; (ii) the condition or use of our hotels; (iii) certain liabilities to which Remington Hotels is subjected, including pursuant to the WARN Act, in connection with the termination of the master hotel management agreement; (iv) all employee cost and expenses; or (v) any claims made by an employee of Remington Hotels against Remington Hotels that are based on a violation or alleged violation of the employment laws.
Events of Default. Events of default under the master hotel management agreement include:

•	The TRS lessee or Remington Hotels files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.

•	The TRS lessee or Remington Hotels fails to make any payment due under the master hotel management agreement, subject to a 10-day notice and cure period.

•
The TRS lessee or Remington Hotels fails to observe or perform any other term of the master hotel management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.

•	Remington Hotels does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Code.
If an event of default occurs and continues beyond any grace period, the non-defaulting party will have the option of terminating the master hotel management agreement, on 30 days’ notice to the other party.
To minimize conflicts between us and Remington Hotels on matters arising under the master hotel management agreement, the Company’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the master hotel management agreement shall be within the exclusive discretion and control of a majority of the independent members of the board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transactions Committee comprised solely of independent members of our board of directors to review all related party transactions that involve conflicts. The Related Party Transactions Committee may make recommendations to the independent members of our board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transactions Committee or the independent members of our board of directors.
Premier Master Project Management Agreement
General. In 2013, we entered into a master hotel management agreement with Remington Lodging governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by us. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, Braemar OP, our TRSs and Premier entered into an agreement for project management services to be provided to us by Premier, solely in order to effect the transfer of the project management business to Premier, by entering into the Master Project Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “master project management agreement.” Pursuant to the master project management agreement, Premier currently provides project management services to all of our hotels. The master project management agreement will also govern the provision of project management services to hotels we acquire in the future, as Premier has the right to provide project management services to hotel properties we acquire in the future, to the extent we have the right and/or control the right to direct the development and construction of and/or capital improvements to or refurbishment of, such hotels, unless our independent directors either (i) unanimously elect not to engage Premier, or (ii) by a majority vote, elect not to engage Premier because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Premier for the particular hotel, or (B) based on the prior performance of Premier, another manager or developer could perform the project management, project related services or development duties materially better than Premier for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Premier Project Management MEA—Exclusivity Rights of Premier.”
Term. The master project management agreement provides for an initial term of 10 years as to each hotel governed by the agreement; provided that the initial term of the master project agreement with respect to hotels owned or leased by us as of the date of the master project management agreement shall be until January 17, 2029. The term may be renewed by Premier, at its option, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Premier is not then in default under the master project management agreement. If at the time of the exercise of any renewal period, Premier is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the master project management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Premier desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master project management agreement no less than 90 days before the expiration of the then-current term of the master project management agreement.
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

Implementation of Capital Improvement Budget. Premier, on behalf of TRS lessee, shall cause to be made non-routine repairs and other work, either to the hotel’s building or its FF&E, pursuant to the capital improvement budget prepared by Premier pursuant to the master project management agreement and approved by TRS lessee.
Insurance. Premier must coordinate with the TRS lessee the procurement and maintenance of all general compensation, employer’s liability, and other appropriate and customary insurance related to its operations as a project manager, the cost of which is the responsibility of the TRS lessee.
Assignment and Subleasing. Neither Premier nor the TRS lessee may assign or transfer the master project management agreement without the other party’s prior written consent. However, Premier may assign its rights and obligations to any entity that is “controlled” by Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including step children) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Premier from any of its obligations under the master project management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master project management agreement with respect to such damaged hotel upon 60 days’ written notice. In the event of a termination, neither the TRS lessee nor Premier will have any further liabilities or obligations under the master project management agreement with respect to such damaged hotel.
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
To minimize conflicts between us and Premier on matters arising under the master project management agreement, the Company’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the master project management agreement shall be within the exclusive discretion and control of a majority of the independent members of the board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transactions Committee comprised solely of independent members of our board of directors to review all related party transactions that involve conflicts. The Related Party Transactions Committee may make recommendations to the independent members of our board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transactions Committee or the independent members of our board of directors.
Mutual Exclusivity Agreements
Remington Hotels Hotel Management MEA
General. In 2013, we entered into a mutual exclusivity agreement with Remington Lodging. Remington Lodging gave us a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met our initial investment criteria, and we agreed to engage Remington Lodging to provide hotel management, project management and development services for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters, subject to certain conditions. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we amended and restated the original mutual exclusivity agreement to provide that Remington Lodging gave us a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met our initial investment criteria, and we agreed to engage Remington Lodging to provide hotel management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters. As a result, concurrently with Ashford Inc.’s acquisition of Premier, we, Braemar OP and Remington Lodging entered into the Amended and Restated Mutual Exclusivity Agreement dated as of August 8, 2018, which agreement we refer to below as the “hotel management MEA.” In connection with Ashford Inc.’s acquisition of the hotel management business of Remington Lodging on November 6, 2019, Remington Hotels became a subsidiary of Ashford Inc., and the mutual exclusivity agreement between Remington Hotels and us remains in effect.
Term. The initial term of the hotel management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:

•	an event of default (see “Events of Default”),

•	a party’s early termination rights (see “Early Termination”), or

•
a termination of all our master hotel management agreement between TRS lessee and Remington Hotels because of an event of default under the master hotel management agreement that affects all properties (see “Relationship with Master Hotel Management Agreement”).

Modification of Investment Guidelines. In the event that we materially modify our initial investment guidelines without the written consent of Remington Hotels, which consent may be withheld at its sole and absolute discretion, and may further be subject to the consent of Ashford Trust parties, the Remington Hotels parties will have no obligation to present or offer us investment opportunities at any time thereafter. Instead, the Remington Hotels parties, subject to the superior rights of the Ashford Trust parties or any other party with which the Remington Hotels parties may have an existing agreement, shall use their reasonable discretion to determine how to allocate investment opportunities it identifies. In the event we materially modify our investment guidelines without the written consent of Remington Hotels, the Ashford Trust parties will have superior rights to investment opportunities identified by the Remington Hotels parties, and we will no longer retain preferential treatment to investment opportunities identified by the Remington Hotels parties. A material modification for this purpose means any modification of our initial investment guidelines to be competitive with Ashford Trust’s investment guidelines.
Our Exclusivity Rights. Remington Hotels and Mr. Monty J. Bennett have granted us a first right of refusal to pursue certain lodging investment opportunities identified by Remington Hotels or its affiliates (including Mr. Bennett), including opportunities to buy hotel properties, to buy land and build hotels, or to otherwise invest in hotel properties that satisfy our initial investment guidelines and are not considered excluded transactions pursuant to the hotel management MEA. If investment opportunities are identified and are subject to the hotel management MEA, and we have not materially modified our initial investment guidelines without the written consent of Remington Hotels, then Remington Hotels, Mr. Bennett and their affiliates, as the case may be, will not pursue those opportunities (except as described below) and will give us a written notice and description of the investment opportunity, and we will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Hotels may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Hotels, on materially the same terms and conditions as offered to us. If the terms of such investment opportunity materially change, then Remington Hotels must offer the revised investment opportunity to us, whereupon we will have 10 business days to either accept or reject the opportunity on the revised terms.
Reimbursement of Costs. If we accept an investment opportunity from Remington Hotels, we will be obligated to reimburse Remington Hotels or its affiliates for the actual out-of-pocket and third-party costs and expenses paid by Remington Hotels or its affiliates in connection with such investment opportunity, including any earnest money deposits, but excluding any finder’s fee, brokerage fee, development fee or other compensation paid by Remington Hotels or its affiliates. Remington Hotels must submit to us an accounting of the costs in reasonable detail.
Exclusivity Rights of Remington Hotels. If we elect to pursue an investment opportunity that consists of the management and operation of a hotel property, we will hire Remington Hotels to provide such services unless our independent directors either (i) unanimously elect not to engage Remington Hotels, or (ii) by a majority vote, elect not to engage Remington Hotels because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Hotels for the particular hotel, or (B) based on the prior performance of Remington Hotels, another manager or developer could perform the management duties materially better than Remington Hotels for the particular hotel. In return, Remington Hotels has agreed that it will provide those services.
Excluded Investment Opportunities. The following are excluded from the hotel management MEA and are not subject to any exclusivity rights or right of first refusal:

•	With respect to Remington Hotels, an investment opportunity where our independent directors have unanimously voted not to engage Remington Hotels as the manager or developer.

•
With respect to Remington Hotels, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington Hotels as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in our best interest not to engage Remington Hotels with respect to the particular hotel.

•
With respect to Remington Hotels, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington Hotels as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington Hotels for the particular hotel, based on Remington Hotels’ prior performance.

•	Existing hotel investments of Remington Hotels or its affiliates with any of their existing joint venture partners, investors or property owners.

•
Existing bona fide arm’s length third-party management arrangements (or arrangements for other services) of Remington Hotels or any of its affiliates with third parties other than us and our affiliates.

•
Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington Hotels or its affiliates have an ownership interest, provided that Remington Hotels provides us with notice 10 days’ prior to such transaction.

Management or Development. If we hire Remington Hotels to manage or operate a hotel, it will be pursuant to the terms of the master hotel management agreement agreed to between us and Remington Hotels.
Events of Default. Each of the following is a default under the hotel management MEA:

•	we or Remington Hotels experience a bankruptcy-related event;

•	we fail to reimburse Remington Hotels as described under “Reimbursement of Costs,” subject to a 30-day cure period; and

•	we or Remington Hotels does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the hotel management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.
Early Termination. Remington Hotels has the right to terminate the exclusivity rights granted to us if:

•
Mr. Monty J. Bennett is removed as our chief executive officer or as chairman of our board of directors or is not re-appointed to either position, or he resigns as chief executive officer or chairman of our board of directors;

•	we terminate the Remington Hotels exclusivity rights pursuant to the terms of the hotel management MEA; or

•
our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

We may terminate the exclusivity rights granted to Remington Hotels if:

•
Remington Hotels fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Code and for that reason, we terminate the master hotel management agreement with Remington Hotels;

•
Remington Hotels is no longer “controlled” by Mr. Monty J. Bennett or Mr. Archie Bennett, Jr. or their respective family partnership or trusts, the sole members of which are at all times lineal descendants of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett (including step children) and spouses;

•
we experience a change in control and terminate the master hotel management agreement between us and Remington Hotels with respect to all hotels and have paid a termination fee equal to the product of (i) 65% of the aggregate management fees budgeted in the annual operating budget applied to the hotels for the full current fiscal year in which such termination is to occur for such hotels (both base fees and incentive fees, but in no event less than the base fees and incentive fees for the preceding full fiscal year) and (ii) nine;

•	the Remington Hotels parties terminate our exclusivity rights pursuant to the terms of the mutual exclusivity agreement; or

•
our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.

Assignment. The hotel management MEA may not be assigned by any of the parties without the prior written consent of the other parties, provided that Remington Hotels can assign its interest in the hotel management MEA, without the written consent of the other parties, to a “manager affiliate entity” as that term is defined in the agreement, so long as such affiliate qualifies as an “eligible independent contractor” at the time of such transfer.
Relationship with Master Hotel Management Agreement. The rights provided to us and to Remington Hotels in the hotel management MEA may be terminated if the master hotel management agreement between us and Remington Hotels terminates in its entirety because of an event of default as to all of the then-managed properties. A termination of Remington Hotels’ management rights with respect to one or more hotels (but not all hotels) does not terminate the hotel management MEA. A termination of the hotel management MEA does not terminate the master hotel management agreement either in part or in whole, and the master hotel management agreement would continue in accordance with its terms as to the hotels covered, despite a termination of the hotel management MEA.

Premier Project Management MEA
General. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we entered into the Mutual Exclusivity Agreement dated as of August 8, 2018 with Braemar OP and Premier, which agreement we refer to below as the “project management MEA,” pursuant to which Premier gave us a first right of refusal to purchase any lodging-related investments identified by Premier and any of its affiliates that met our initial investment criteria, and we agreed to engage Premier to provide project management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters.
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

•
Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Premier or its affiliates have an ownership interest, provided that Premier provides us with notice 10 days’ prior to such transaction.

•	Any hotel investment that does not satisfy our initial investment guidelines.
Development or Construction. If we hire Premier to develop and construct a hotel, the terms of the development and construction will be pursuant to the terms of the master project management agreement that has been agreed to by us and Premier.
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
Term. The leases for six of our hotel properties include a term of five years, which began on January 1, 2018 and expires on December 31, 2022, except in the case of the Chicago Sofitel Magnificent Mile, which began on January 1, 2019 and expires on December 31, 2023, the Bardessono Hotel, which began on July 9, 2015 and expires on December 31, 2020, the Park Hyatt Beaver Creek, which began on March 31, 2017 and expires on December 31, 2021, the Hotel Yountville, which began on May 11, 2017 and expires on December 31, 2021, the Ritz-Carlton, Sarasota, which began on April 4, 2018 and expires on December 31, 2022 and the Ritz-Carlton, Lake Tahoe, which began on January 15, 2019 and expires on December 31, 2023. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
Bardessono Hotel. The Bardessono Hotel is subject to a ground lease with Bardessono Brothers LLC and expires October 31, 2065, with two 25-year extension options. Rent is payable monthly and is the greater of minimum rent or percentage rent with an annual true-up on October 1. Each year, annual base minimum rent is increased (but never decreased) by an amount equal to the percentage increase in CPI Index during the prior 12-month period that starts on September 1 and ends on August 31. In no event will the index percentage be less than 101.5% nor more than 103.5% multiplied by the annual base minimum rent payable by tenant during the lease year just ending. A percentage rent, which is calculated on the positive difference (if any) between the greater of 8% of net rooms revenue OR 4.5% of net operating revenue and the aggregate base minimum rent actually paid by the tenant during the same calendar year will be paid on a calendar year basis. Within 90 days after end of calendar year tenant must provide landlord an officer’s certificate containing tenant’s financial statements and percentage rent payment, if any. The lease may be assigned with the landlord’s prior written consent at least 60 days but not more than 90 days before the effective date of the proposed assignment. Tenant must submit to landlord a statement containing contact and financial information, operating and property ownership history, and other information with respect to the proposed assignee or subtenant as landlord may reasonably require, the type of use proposed for the inn parcel or resort, and all of the principal terms of the proposed assignment; copy of proposed assignment; and a copy of the landlord’s consent to assignment. In August of 2016, the lease was amended to allow for the expansion of the leased premises by 10,000 square feet to accommodate construction of the Presidential Villa.

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
Access to Reports and Other Information
We maintain a website at www.bhrreit.com. On our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). All of our filed reports can also be obtained at the SEC’s website at www.sec.gov. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request. A description of any substantive amendment or waiver of our Code of Business Conduct and Ethics or our Code of Ethics for the Executive Officer, Chief Financial Officer and Chief Accounting Officer will be disclosed on our website under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver. We also use our website to distribute company information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.
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
A financial crisis, economic slowdown, or epidemic or other economically disruptive events may harm the operating performance of the hotel industry generally. If such events occur, we may be impacted by declines in occupancy, average daily room rates and/or other operating revenues.
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. GDP. We invest in hotels that are classified as luxury. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that luxury hotels generally target business and high-end leisure travelers. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our business, operating results and prospects.
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
On January 15, 2019, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC, which generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by us that are recommended by Ashford

LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). Each funding by Ashford LLC will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two-year period following the date of such acquisition, in exchange for FF&E for use at the acquired property or any other property owned by us. The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period, a “Renewal Term”) unless either Ashford Inc. or we provide written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.
In connection with our acquisition of the Ritz-Carlton Lake Tahoe on January 15, 2019, Ashford LLC provided us with approximately $10.3 million in exchange for FF&E at our properties. Ashford LLC, however, is not required to commit to provide funding under the ERFP Agreement if its unrestricted cash balance, after taking into account the cash amount required for such funding, would be less than $15.0 million. In addition, there can be no assurance that when FF&E is identified by us in connection with an ERFP funding that Ashford LLC will make the required payment to us on a timely basis or at all. Ashford LLC’s delay or failure to make the payment under the ERFP Agreement would negatively impact our ability to realize the intended benefits under the ERFP Agreement, which could result in a material adverse effect of our business, results of operations and financial condition. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under the ERFP Agreement because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party is likely to impact that relationship. As a result of the acquisition of the Ritz-Carlton Lake Tahoe, Ashford LLC has a remaining commitment to provide approximately $39.7 million in ERFP funding to us in respect of its initial $50 million commitment.
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
We must comply with operating standards, terms, and conditions imposed by the franchisors or managers of the hotel brands under which our hotels operate. Franchisors periodically inspect their licensed hotels to confirm adherence to their operating standards. The failure of a hotel to maintain these standards could result in the loss or cancellation of a franchise license or other authority pursuant to which our hotels are branded and operated. With respect to operational standards, we rely on our hotel managers to conform to such standards. Franchisors or managers may also require us to make certain capital improvements to maintain the hotel in accordance with system standards, the cost of which can be substantial. A franchisor or manager could condition the continuation of branding and operational support based on the completion of capital improvements that Ashford LLC or our board of directors determines is not economically feasible in light of general economic conditions, the operating results or prospects of the affected hotel or other circumstances. In that event, Ashford LLC or our board of directors may elect to allow the franchise or management agreement to lapse or be terminated, which could result in a termination charge as well as a change in branding or operation of the hotel as an independent hotel. In addition, when the term of such agreement expires there is no obligation to issue a new franchise.
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
Our reliance on third-party hotel managers, including Remington Hotels, a subsidiary of Ashford Inc., to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries (“TRSs”) in which the REIT can own up to a 100% interest. A TRS pays corporate-level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC). Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly.
We are parties to hotel management agreements under which unaffiliated third-party hotel managers manage our hotels. We have also entered into a master hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., pursuant to which Remington Hotels currently manages the Pier House Resort, the Bardessono Hotel and Hotel Yountville. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis. Without such supervision, our hotel managers may not manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel management agreements, which are similar to franchise agreements, be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management obligations to us. If any of these events occur, our relationships with any managers may be damaged, we may be in breach of our management agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II LLC (“Ashford TRS Chicago II”) in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor has not yet served Ashford TRS Chicago II with the complaint. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. We cannot predict with certainty the outcome, effect and related damages and costs of litigation and other proceedings filed or asserted by or against us, and any adverse outcome in any litigation or other proceeding involving us could negatively impact our business, reputation and financial condition. For more information, see “Item 3. Legal Proceedings.”

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
As of December 31, 2019, we are no longer an emerging growth company and, as a result, we now must comply with increased disclosure and compliance requirements, which may increase our costs.
We no longer qualify as an emerging growth company as of December 31, 2019. Accordingly, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	the requirement that we provide full and more detailed disclosures regarding executive compensation; and

•	the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
We expect that the loss of emerging growth company status and compliance with the additional requirements of not being an emerging growth company will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.
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
We may experience losses caused by severe weather conditions, natural disasters or the effects of climate change.
Our properties are susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes, earthquakes, tornadoes and floods, as well as the effects of climate change. To the extent climate change causes changes in weather patterns, our hotel properties could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining hotel demand, significant damage to our properties or our inability to operate the affected hotels at all.
We believe that our properties are adequately insured, consistent with industry standards, to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornadoes, floods and other severe weather conditions and natural disasters, including the effects of climate change. Nevertheless, we are subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including but not limited to the costs associated with evacuation. These losses may lead to an increase in our cost of insurance, a decrease in our anticipated revenues from an affected property or a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss. Also, changes in federal and state legislation and regulation relating to climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our existing properties and could also necessitate us to spend more on our new development properties without a corresponding increase in revenue.
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
Risks Related to our Debt Financing
We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.
As of December 31, 2019, we had approximately $1.1 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial position because it could, among other things:

•
require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock and our preferred stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;

•	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and

•	place us at a competitive disadvantage relative to competitors that have less indebtedness.
Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing. Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization. It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all, and we may not have sufficient borrowing capacity on our secured revolving credit facility to repay any amounts that we are unable to refinance. Although we believe that we will be able to refinance or extend the maturity of these loans, or will have the capacity to repay them, if necessary, using draws under our secured revolving credit facility, there can be no assurance that our secured revolving credit facility will be available to repay such maturing debt, as draws under our secured revolving credit facility are subject to limitations based upon our unencumbered assets and certain financial covenants. These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

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
As of December 31, 2019, we had approximately $1.1 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
If we default on our secured debt in the future, the lenders may foreclose on our hotels.
All of our property-level indebtedness is secured by mortgages on the applicable property. If we default on any of the secured loans or do not meet our debt service obligations, the lender will be able to foreclose on the property pledged to the relevant lender under that loan. While we have maintained certain of our hotels unencumbered by mortgage debt, we have a relatively high loan-to-value on a number of our hotels which are subject to mortgage loans and, as a result, those mortgaged hotels may be at an increased risk of default and foreclosure. In addition, to the extent that we cannot meet any future debt service obligations, we will risk losing some or all of our hotels that are pledged to secure our obligations to foreclosure. This could affect our ability to make distributions to our stockholders.
In addition to losing the applicable properties, a foreclosure may result in recognition of taxable income. Under the Code, a foreclosure of property securing non-recourse debt would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our stockholders.
Our future indebtedness may be cross-collateralized and, consequently, a default on any such indebtedness could cause us to lose part or all of our investment in multiple properties.
We may enter into other transactions which could further exacerbate the risks to our financial condition. The use of debt to finance future acquisitions could restrict operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.
We intend to incur additional debt in connection with future hotel acquisitions. We may, in some instances, borrow under our secured revolving credit facility or borrow new funds to acquire hotels. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. If necessary or advisable, we also may borrow funds to make distributions to our stockholders to maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation.

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
There is refinancing risk associated with our debt.
We finance our long-term growth and liquidity needs with, among other things, a revolving line of credit and secured and unsecured debt financings having staggered maturities, and use variable-rate debt or a mix of fixed and variable-rate debt as appropriate based on favorable interest rates, principal amortization and other terms. In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
As of December 31, 2019, we had approximately $1.1 billion of variable interest rate debt as well as interest rate derivatives including caps and floors that are indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
Risks Related to Conflicts of Interest
Our separation and distribution agreement, our advisory agreement, the original master hotel management agreement, the original mutual exclusivity agreement and other agreements entered into in connection with the spin-off, as well as the master project management agreement, the master hotel management agreement, the hotel management MEA and the project management MEA entered into in connection with Ashford Inc.’s August 2018 acquisition of Premier and the ERFP Agreement were not negotiated on an arm’s-length basis with an unaffiliated third party, and we may pursue less vigorous enforcement of the terms of the current agreements because of conflicts of interest with certain of our executive officers and directors and key employees of Ashford LLC.
Because our officers and the chairman of our board of directors are also key employees of Ashford LLC or its affiliates and have ownership interests in Ashford Trust, our separation and distribution agreement, our advisory agreement, our original master hotel management agreement, our original mutual exclusivity agreement and other agreements entered into in connection with the spin-off were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. Due to the subsequent spin-off of Ashford Inc., the parent company of Ashford LLC in November 2014, these officers and directors also have ownership interests in the parent company of Ashford LLC and its subsidiaries. As a result of our affiliations with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier), the terms, including fees and other amounts payable, of agreements between us and Ashford Trust, Ashford LLC or Remington Hotels, including our master hotel management agreement and hotel management MEA with Remington Hotels and our master project management agreement and project management MEA with Premier, may not be as favorable to us as the terms under an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust and Ashford LLC.
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
Until its spin-off on November 12, 2014, Ashford LLC was a subsidiary of Ashford Trust, a publicly-traded hotel REIT, with investment objectives that are similar to ours. So long as Ashford LLC is our external advisor, our governing documents require us to include persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected, as described in our governing documents. Each of our executive officers and one of our directors also serve as employees and/or officers of Ashford LLC. In addition each of our officers, other than Mr. Richard Stockton, and one of our directors serve as officers and/or directors of Ashford Trust. Furthermore, Mr. Monty J. Bennett, our previous chief executive officer and current chairman, is also the chairman of Ashford Trust and the chairman, chief executive officer and a significant stockholder of Ashford Inc. Our advisory agreement requires Ashford LLC to present investments that satisfy our investment guidelines to us before presenting them to Ashford Trust or any future client of Ashford LLC. Our board may modify or supplement our investment guidelines from time to time so long as we do not change our investment guidelines in such a way as to be directly competitive with all or any portion of Ashford Trust’s investment guidelines as of the date of the advisory agreement. If we materially change our investment guidelines without the express consent of Ashford LLC, then Ashford LLC will not have an obligation to present investment opportunities to us and instead Ashford LLC will use its best judgment to allocate investment opportunities and other entities it advises, taking into account such factors as Ashford LLC deems relevant, in its discretion, subject to any then existing obligations of Ashford LLC to such other entities.
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
While we have agreed to provide funds to Ashford Inc. to fund the formation, registration and ongoing funding needs of Ashford Securities, there can be no assurance Ashford Securities will be successful in helping us raise capital.
In connection with the formation of Ashford Securities by Ashford Inc. in September of 2019, we and Ashford Trust have entered into a contribution agreement to provide funds to Ashford Inc. to fund the formation, registration and ongoing funding requirements of Ashford Securities. As a result, Ashford Securities' operation and management may be influenced or affected by conflicts of interest arising out of its relationship with us and Ashford Trust. Additionally, the agreements between us and our related parties, including Ashford Securities, may not be arm's-length agreements and may not be as favorable to our investors as would be the case if the parties were operating at arm's-length. Notwithstanding our agreement to provide funds to Ashford Inc. relating to Ashford Securities, there can be no assurance that Ashford Securities will be successful in helping us to raise capital.
Conflicts of interest with Remington Hotels and Premier, each of which is a subsidiary of Ashford Inc., could result in our management acting other than in our stockholders’ best interest.
Remington Hotels, a subsidiary of Ashford Inc., currently manages the Pier House Resort, the Bardessono Hotel and Hotel Yountville. We expect Remington Hotels will manage certain of the hotels we acquire in the future. Premier, also a subsidiary of Ashford Inc., currently provides project management services to us. We expect Premier will also provide project management services to us in the future. Conflicts of interest in general and specifically relating to Remington Hotels and Premier may lead to management decisions that are not in our stockholders’ best interest. Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., beneficially owned 100% of Remington Lodging prior to its acquisition by Ashford Inc. on November 6, 2019. As of December 31, 2019, Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr. together owned approximately 353,457 shares of Ashford Inc. common stock, which represented an approximate 16.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 10, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 70.1%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
We have entered into a hotel management MEA and a master hotel management agreement with Remington Hotels and a project management MEA and master project management agreement with Premier. To the extent we have the right or control the right to direct such matters, the hotel management MEA requires us to engage Remington Hotels to provide, under the master hotel management agreement, hotel management services for all future properties that we acquire, unless our independent directors either (i) unanimously vote not to hire Remington Hotels, or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington Hotels because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Hotels or that another manager or developer could perform the duties materially better. The project management MEA and master project management agreement with Premier contains similar provisions. A beneficial owner of a significant position in Ashford Inc. would receive (through Premier) any project management and termination fees payable by us under the master project management agreement. Mr. Monty J. Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interest of our stockholders to do so.
Mr. Monty J. Bennett’s ownership interests in and management obligations to Ashford Inc. present him with conflicts of interest in making management decisions related to the commercial arrangements between us and Ashford Inc., and his management obligations to Ashford Inc. reduce the time and effort he spends overseeing our company. Our board of directors has adopted a policy that requires all material approvals, actions or decisions which we have the right to make under the master hotel management agreement with Remington Hotels and the master project management agreement with Premier be approved by a majority or, in certain circumstances, all, of our independent directors. However, given the authority and/or operational latitude provided to Remington Hotels under the master hotel management agreement and to Premier under the master project management agreement, Mr. Monty J. Bennett, as the chairman and chief executive officer of Ashford Inc., could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with his obligations to us under the master hotel management agreement or our obligations under the applicable franchise agreements or his obligations to us under the master project management agreement.
Ashford Inc.’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington Hotels could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington Hotels for future properties.
Under our master hotel management agreement with Remington Hotels, we have the right to terminate Remington Hotels based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington Hotels, its competitive set consists of a small group of hotels in the relevant market that we and Remington Hotels believe are comparable for purposes of benchmarking the performance of such hotel. Ashford Inc. has significant influence over the determination of the competitive set for any of our hotels that it manages. Ashford Inc. could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington Hotels-managed hotel, thereby making it more difficult for us to elect not to use Remington Hotels for future hotel management.
Remington Hotels may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our hotel management MEA with Remington Hotels, if investment opportunities that satisfy our investment criteria are identified by Remington Hotels or its affiliates, Remington Hotels will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Hotels may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Hotels, on materially the same terms and conditions as offered to us. If we reject such an investment opportunity, either Ashford Trust or Remington Hotels could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, chairman of our board, in his capacity as chairman and chief executive officer of Ashford Trust could be in a position of directly competing with us, and Remington Hotels may compete with us with respect to certain investments that we may want to acquire.
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
We have adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities which requires the approval of a majority of our disinterested directors to approve any transaction, agreement or relationship in which any of our directors or officers, Ashford LLC or its employees or Ashford Trust has an interest. In connection with this policy, our board of directors has established a Related Party Transactions Committee (consisting of Messrs. Fearn and Rinaldi and Ms. Carter), which is empowered to deny a new proposed interested party transaction or recommend the transaction for approval by a majority of the independent directors. Our policies, however may not be adequate to address all of the conflicts that may arise. In addition, it may not address such conflicts in a manner that is favorable to us.
The potential for conflicts of interest as a result of our management structure may provoke dissident stockholder activities that result in significant costs.
Particularly following periods of volatility in the overall market or declines in the market price of the company’s securities, REITs, including us have been targets of stockholder litigation, stockholder director nominations and stockholder proposals by dissident stockholders that allege conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Ashford LLC, Ashford Inc., Ashford Trust, the other businesses and entities to which Ashford LLC and Ashford Inc. provide management or other services, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr. and with other related parties of Ashford Inc. and Ashford Trust may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention even if the action is unfounded.
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
In addition, our hotels are subject to various operating risks common to the hotel industry, many of which are beyond our control, including, among others, the following:

•
adverse effects of the novel strain of coronavirus (COVID-19), including a potential general reduction in business and personal travel and potential travel restrictions in regions where our hotels are located;

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

•
unforeseen events beyond our control, such as terrorist attacks, travel related health concerns which could reduce travel, including pandemics and epidemics such as Ebola, H1N1 influenza (swine flu), avian bird flu, SARS, MERS, the Zika virus and other future outbreaks of infectious diseases, imposition of taxes or surcharges by regulatory authorities, travel-related accidents, travel infrastructure interruptions and unusual weather patterns, including natural disasters such as wildfires, hurricanes, tsunamis or earthquakes;

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
The outbreak of the novel coronavirus (COVID-19) has significantly impacted our occupancy rates and RevPar.
Our business has been adversely affected by the impact of, and the public perception of a risk of, a pandemic disease. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which has subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in affected regions. As discussed further below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. A continued outbreak of the virus in the U.S. would likely further reduce travel and demand at our hotels. A prolonged occurrence of the virus may result in health or other government authorities imposing restrictions on travel or other market impacts. The hotel industry and our portfolio are already experiencing the postponement or cancellation of business conferences and similar events. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety, particularly if focused on regions in which our hotels are located, may adversely affect us by reducing demand for our hotels. Currently, no vaccines have been developed, and there can be no assurance that an effective vaccine can be discovered in time to protect against a potential pandemic. Any of these events could result in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
Declines in or disruptions to the travel industry could adversely affect our business and financial performance.
Our business and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business-related discretionary spending levels, tending to decline or grow more slowly during economic downturns, as well as to disruptions due to other factors, including those discussed below. Decreased travel expenditures could reduce the demand for our services, thereby causing a reduction in revenue. For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly, resulting in increased unemployment and a reduction in expenditures for both business and leisure travelers. A slower spending on the services we provide could have a negative impact on our revenue growth.
Other factors that could negatively affect our business include: terrorist incidents and threats and associated heightened travel security measures; political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics, contagious diseases or health epidemics, such as the novel strain of coronavirus (COVID-19), Ebola, H1N1 influenza (swine flu), MERS, SARs, avian flu, the Zika virus or similar outbreaks; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; fluctuations in hotel supply, occupancy and ADR; changes to visa and immigration requirements or border control policies; imposition of taxes or surcharges by regulatory authorities; and increases in gasoline and other fuel prices.
Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers and decrease demand. Any decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity, war or travel-related health events, could result in significant additional costs and decrease our revenues, in each case, leading to constrained liquidity.
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
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures, and equipment. Managers or franchisors of our hotels also require that we make periodic capital improvements pursuant to our management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotels. Hotel renovation and development involves substantial risks, including:

•	construction cost overruns and delays;

•	the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;

•	the cost of funding renovations or developments and inability to obtain financing on attractive terms;

•	the return on our investment in these capital improvements or developments failing to meet expectations;

•	inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;

•	loss of substantial investment in a development project if a project is abandoned before completion;

•	environmental problems; and

•	disputes with franchisors or hotel managers regarding compliance with relevant franchise agreements or management agreements.
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
Our managers, including Remington Hotels, a subsidiary of Ashford Inc., and unaffiliated third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. Our third party managers may also be unable to hire quality personnel to adequately staff hotel departments, which could result in a sub-standard level of service to hotel guests and hotel operations.
Hotels where our managers have collective bargaining agreements with their employees are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. Our ability, if any, to have any material impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property, and we may have little ability to control the outcome of these negotiations.
In addition, changes in labor laws may negatively impact us. For example, the implementation of new occupational health and safety regulations, minimum wage laws, and overtime, working conditions, employment status and citizenship requirements and the Department of Labor’s proposed regulations expanding the scope of non-exempt employees under the Fair Labor Standards Act to increase the entitlement to overtime pay could significantly increase the cost of labor in the workforce, which would increase the operating costs of our hotel properties and may have a material adverse effect on our business or profitability.

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
We maintain property and casualty insurance with respect to our hotel properties and other insurance, in each case, with loss limits and coverage thresholds deemed reasonable by our management team (and to satisfy the requirements of lenders and franchisors). In doing so, we make decisions with respect to what deductibles, policy limits, and terms are reasonable based on management’s experience, our risk profile, the loss history of our hotel managers and our properties, the nature of our properties and our businesses, our loss prevention efforts, and the cost of insurance.
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
To the extent permitted by the Code, we may invest in and own securities of private companies, other public companies and REITs. To the extent that the value of those investments declines or those investments do not provide an attractive return, our earnings and cash flow could be adversely affected.
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
We hold an investment in OpenKey, which operates in the lodging industry. To the extent we seek additional investments, we would expect that they will generally be in lodging-related entities. As such, our investment portfolio will likely contain investments concentrated in a single industry and may not be fully diversified by asset class, geographic region or other criteria, which will expose us to significant loss due to concentration risk. Investors have no assurance that the degree of diversification in our investment portfolio will increase at any time in the future.
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
Our charter opts out of the business combination/moratorium and control share provisions of the MGCL. Our charter also prevents us from making any elections under Subtitle 8 of the MGCL unless approved by our stockholders by a majority of the votes cast. Through a provision unrelated to Subtitle 8, our charter provides that directors may only be removed for cause and by the vote of a majority of the stockholders. Because the opt outs from the business combination/moratorium and control share provisions of the MGCL are contained in our charter, they cannot be amended unless the board of directors recommends the amendment and the stockholders approve the amendment.

Our board of directors can take many actions without stockholder approval.
Our board of directors has overall authority to oversee our business and affairs and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following without stockholder approval:

•
amend or revise at any time our dividend policy with respect to our common stock or preferred stock (including by eliminating, failing to declare, or significantly reducing dividends on these securities);

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

•	employ and compensate affiliates (subject to disinterested director approval);

•	direct our resources toward investments that do not ultimately appreciate over time; and

•	determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
Any of these actions could increase our operating expenses, impact our ability to make distributions or reduce the value of our assets without giving our stockholders the right to vote on whether we should take such actions.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter eliminates our directors’ and officers’ liability to us and our stockholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or a judgment of active and deliberate dishonesty that was material to the cause of action. Our charter requires us to indemnify our directors and officers and to advance expenses prior to the final disposition of a proceeding to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, we are generally obligated to advance the defense costs incurred by our directors and officers, prior to any determination regarding the availability of indemnification if actions are taken against them in their capacity as directors and officers.
Future issuances of securities, including our common stock and preferred stock, could reduce existing investors’ relative voting power and percentage of ownership and may dilute our share value.
Our charter authorizes the issuance of up to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock. As of March 10, 2020, we had 32,878,542 shares of our common stock issued and outstanding, 5,031,473 shares of our Series B Cumulative Convertible Preferred Stock and 1,600,000 shares of our Series D Cumulative Preferred Stock. We also have 10,000,000 shares of our Series C Preferred Stock authorized and no shares of Series C Preferred Stock are issued. Accordingly, we may issue up to an additional 167,121,458 shares of common stock and 43,368,527 shares of preferred stock.
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
We operate in a manner intended to allow us to qualify as a REIT for U.S. federal income tax purposes. We believe that our organization and current and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2013. However, we may not qualify or remain qualified as a REIT or we may be required to rely on a REIT “savings clause.” If we were to rely on a REIT “savings clause,” we would have to pay a penalty tax, which could be material.
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
If, as a result of covenants applicable to our future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and to qualify and maintain our qualification as a REIT, which could materially and adversely affect us. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, make distributions to our stockholders and it would adversely affect the value of our securities.
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

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.

•	Each of our TRSs is a fully taxable corporation and will be subject to federal and state taxes on its income.

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
We intend to operate in a manner that allows as a REIT for U.S. federal income tax purposes. In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
If our leases with our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we are required to satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS lessees, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We have structured our leases, and intend to structure any future leases, so that the leases will be respected as true leases for U.S. federal income tax purposes, but the IRS may not agree with this characterization. If the leases were not respected as true leases for U.S. federal income tax purposes, we would not be able to satisfy either of the two gross income tests applicable to REITs and likely would fail to qualify as a REIT.
Our ownership of TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotels that are operated by eligible independent contractors pursuant to hotel management agreements. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Finally the 100% excise tax also applies to the underpricing of services by a TRS to its parent REIT in contexts where the services are unrelated to services for REIT tenants.
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

If our hotel managers, including Ashford Hospitality Services, LLC and its subsidiaries (including Remington Hotels) do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
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
We believe that the rent paid by our TRS lessees is qualifying income for purposes of the REIT gross income tests and that our TRSs qualify to be treated as TRSs for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes, unless certain relief provisions applied.
If our hotel managers, including Ashford Hospitality Services, LLC (“AHS”) and its subsidiaries (including Remington Hotels), do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our hotel managers and their owners, it is possible that these ownership levels could be exceeded. Additionally, we and AHS and its subsidiaries, including Remington Hotels, must comply with the provisions of the private letter ruling we obtained from the IRS in connection with Ashford Inc.’s acquisition of Remington Hotels to ensure that AHS and its subsidiaries, including Remington Hotels, continue to qualify as “eligible independent contractors.”
Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our shares of beneficial interest. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may have a material adverse effect on our performance.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain publicly offered REIT debt instruments.
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
We may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. To the extent that we make distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes), such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in its shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock.
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
The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for this reduced maximum rate on qualified dividend income. However, under the Tax Cuts and Jobs Act, a non-corporate taxpayer may deduct 20% of ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income” resulting in an effective maximum U.S. federal income tax rate of 29.6%. Individuals, trusts and estates whose income exceeds certain thresholds are also subject to a 3.8% Medicare tax on dividends received from us. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our securities.
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations. It is possible that future legislation would result in a REIT having fewer advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed, for U.S. federal income tax purposes, as a corporation.
If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that our operating partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, our operating partnership is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. The IRS could challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, and a court could sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
Note that although partnerships have traditionally not been subject to U.S. federal income tax at the entity level as described above, new audit rules, effective for tax years ending after December 31, 2017, will generally apply to the partnership. Under the new rules, unless an entity elects otherwise, taxes arising from audit adjustments are required to be paid by the entity rather than by its partners or members. We will have the authority to utilize, and intend to utilize, any exceptions available under the new provisions (including any changes) and Treasury Regulations so that the partners, to the fullest extent possible, rather than the partnership itself, will be liable for any taxes arising from audit adjustments to the issuing entity’s taxable income. One such exception is to apply an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. When a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners. In addition, Treasury Regulations provide that a partner that is a REIT may be able to use deficiency dividend procedures with respect to such adjustments. Many questions remain as to how the partnership audit rules will apply, and it is not clear at this time what effect these rules will have on us. However, it is possible that these changes could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us in the event of a U.S. federal income tax audit of a subsidiary partnership (such as our operating partnership).
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which, in certain instances, only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction or deemed satisfaction (through the application of REIT “savings clauses”) of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. New legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.
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
Our board of directors has approved a share repurchase program under which we may purchase up to $50 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 10, 2020, $50.0 million remains available for repurchases under the current stock repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2019, we held ownership interests in thirteen hotel properties that were included in our consolidated operations, which included direct ownership in eleven hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Twelve of our hotel properties are located in the United States and one is located in the U.S. Virgin Islands. Each of the thirteen hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2019
					Occupancy	ADR	RevPAR
Fee Simple Properties
Capital Hilton	Washington D.C.	550	75%	413	82.95%	$232.62	$192.95
Seattle Marriott Waterfront	Seattle, WA	361	100%	361	83.22%	266.62	221.87
The Notary Hotel	Philadelphia, PA	499	100%	499	72.15%	197.97	142.84
San Francisco Courtyard Downtown (1)	San Francisco, CA	410	100%	410	89.99%	301.30	271.14
Chicago Sofitel Magnificent Mile	Chicago, IL	415	100%	415	82.35%	203.34	167.46
Pier House Resort	Key West, FL	142	100%	142	82.14%	451.84	371.12
Ritz-Carlton, St. Thomas (2)	St. Thomas, USVI	180	100%	180	48.61%	616.91	299.87
Park Hyatt Beaver Creek	Beaver Creek, CO	190	100%	190	59.06%	444.54	262.57
Hotel Yountville	Yountville, CA	80	100%	80	73.91%	558.52	412.82
Ritz-Carlton, Sarasota	Sarasota, FL	266	100%	266	73.40%	391.92	287.68
Ritz-Carlton, Lake Tahoe (3)	Truckee, CA	170	100%	170	67.39%	556.11	374.76
Ground Lease Properties
Hilton La Jolla Torrey Pines (4)	La Jolla, CA	394	75%	296	83.06%	216.18	179.56
Bardessono Hotel (5)	Yountville, CA	65	100%	65	75.11%	792.41	595.19
Total		3,722		3,487	78.85%	$294.93	$232.56
________

(1)	On July 11, 2019, the Company announced the planned opening and the branding of the hotel as The Clancy. The hotel is expected to open in the first half of 2020.

(2)
Due to the impact from hurricanes Irma and Maria, the Ritz-Carlton, St. Thomas was partially closed in early 2019 and then completely closed for renovation starting March 2019. It re-opened on November 22, 2019, with approximately 150 rooms available.

(3)	Period from our acquisition on January 15, 2019 through December 31, 2019. The above information does not include the operations of ten condominium units not owned by the Ritz-Carlton, Lake Tahoe.

(4)	The ground lease expires in 2067.

(5)	The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.
Item 3. Legal Proceedings
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor has not yet served Ashford TRS Chicago II with the complaint. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement.
We are also engaged in various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
Item 4. Mine Safety Disclosures
Not Applicable
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Dividend Information
Our common stock is listed and traded on the NYSE under the symbol “BHR.” Prior to April 24, 2018, it was listed and traded on the NYSE under the symbol “AHP.” On March 10, 2020, there were 560 holders of record.

Distributions and Our Distribution Policy
For both years ended December 31, 2019, and 2018, we declared dividends of $0.64. In December 2019, the board of directors approved our dividend policy for 2020, which stated our then-expectation to pay a quarterly dividend of $0.16 per share during 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. As a result of the impact of the novel coronavirus (COVID-19) on our business, we expect that the board of directors will reconsider our previously announced dividend policy and may take further action with respect to 2020 dividends, including by eliminating or significantly reducing the dividend until such time as our business operating environment improves. The board of directors will continue to review our dividend policy and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
We intend to make quarterly distributions to our common stockholders. To qualify as a REIT, we must distribute to our stockholders an amount at least equal to:

(i)
90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with GAAP); plus

(ii)	90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less

(iii)	any excess non-cash income (as determined under the Code).
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

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income or capital gains. Distributions paid per share were characterized as follows:

	2019			2018			2017
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$0.1338	(1)	27.8755%
Capital gain	—		—	—		—	0.0297	(1)	6.1817
Unrecaptured 1250 gain	—		—	—		—	0.0671	(1)	13.9757
Return of capital	0.6400	(4)	100.0000	0.6400	(3)	100.0000	0.2494	(1)	51.9671
Total	$0.6400		100.0000%	$0.6400		100.0000%	$0.4800		100.0000%
Common Stock (stock - NYSE: AINC):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	0.1066	(5)	100.0000	—		—	—		—
Total	$0.1066		100.0000%	$—		—%	$—		—%
Preferred Stock – Series B:
Ordinary income	$—		—%	$0.3324	(3)	32.2300%	$0.7981	(2)	58.0341%
Capital gain	—		—	—		—	0.1770	(2)	12.8698
Unrecaptured 1250 gain	—		—	—		—	0.4001	(2)	29.0961
Return of capital	1.3752	(4)	100.0000	0.6990	(3)	67.7700	—		—
Total	$1.3752		100.0000%	$1.0314		100.0000%	$1.3752		100.0000%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	1.7817	(4)	100.0000	—		—	—		—
Total	$1.7817		100.0000%	$—		—%	$—		—%
____________________

(1)	The fourth quarter 2017 distributions paid January 16, 2018 to stockholders of record as of December 29, 2017 are treated as 2018 distributions for tax purposes.

(2)	The fourth quarter 2017 distributions paid January 16, 2018 to stockholders of record as of December 29, 2017 are treated as 2017 distributions for tax purposes.

(3)	The fourth quarter 2018 distributions paid January 15, 2019 to stockholders of record as of December 31, 2018 are treated as 2019 distributions for tax purposes.

(4)	The fourth quarter 2019 distributions paid January 15, 2020 to stockholders of record as of December 31, 2019 are treated as 2020 distributions for tax purposes.

(5)
On November 5, 2019 Braemar distributed its remaining shares of common stock in Ashford Inc. (NYSE: AINC) to the common shareholders of record as of the close of business of the New York Stock Exchange on October 29, 2019.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	2,423,983	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	2,423,983
____________________
(1) As of December 31, 2019, 823,983 shares of our common stock, or securities convertible into 823,983 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan and 1.6 million shares of our common stock, or securities convertible into 1.6 million shares of our common stock, remained available for issuance under our Advisor Equity Incentive Plan.
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were purchased during the year ended December 31, 2019, pursuant to the authorization. $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	224		$—	(2)	—	$50,000,000
November 1 to November 30	14,708	(1)	$9.37	(2)	—	$50,000,000
December 1 to December 31	273		$—	(2)	—	$50,000,000
Total	15,205		$9.37		—
__________________

(1)
Includes 14,559 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

(2)	There is no cost associated with the forfeiture of restricted shares of 224, 149 and 273 of our common stock in October, November and December, respectively.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2014 through December 31, 2019, assuming an initial investment of $100 in stock on December 31, 2014 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Braemar Hotels & Resorts Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
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
The selected historical consolidated financial information as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 has been derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical combined consolidated financial information as of December 31, 2017, 2016 and 2015 and for each of the two years in the ended December 31,2016 and 2015 has been derived from the related audited financial statements not included in this Annual Report on Form 10-K. The selected historical information in this section is not intended to replace these audited financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$487,614	$431,398	$414,063	$405,857	$349,545
Total operating expenses	$448,375	$381,311	$375,221	$358,716	$303,569
Gain (loss) on insurance settlement, disposition of assets and sale of hotel properties	$25,165	$15,738	$23,797	$26,359	$—
Operating income	$64,404	$65,825	$62,639	$73,500	$45,976
Net income (loss)	$1,196	$2,585	$28,324	$24,320	$(4,691)
Net income (loss) attributable to the Company	$371	$1,320	$23,022	$19,316	$(6,712)
Net income (loss) attributable to common stockholders	$(9,771)	$(5,885)	$16,227	$15,456	$(8,698)
Diluted income (loss) per common share	$(0.32)	$(0.19)	$0.51	$0.55	$(0.34)
Weighted average diluted common shares	32,289	31,944	34,706	31,195	25,888

	December 31,
	2019	2018	2017	2016	2015

	(in thousands)
Balance Sheet Data:
Investments in hotel properties, gross	$1,791,174	$1,562,806	$1,403,110	$1,258,412	$1,315,621
Accumulated depreciation	$(309,752)	$(262,905)	$(257,268)	$(243,880)	$(224,142)
Investments in hotel properties, net	$1,481,422	$1,299,901	$1,145,842	$1,014,532	$1,091,479
Cash and cash equivalents	$71,995	$182,578	$137,522	$126,790	$105,039
Restricted cash	$58,388	$75,910	$47,820	$37,855	$33,135
Note receivable	$—	$—	$8,098	$8,098	$8,098
Total assets	$1,758,947	$1,636,487	$1,423,819	$1,256,997	$1,352,750
Indebtedness, net	$1,058,486	$985,873	$820,959	$764,616	$835,592
Total stockholders’ equity of the Company	$369,267	$397,476	$381,305	$308,796	$338,859

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$66,262	$70,733	$70,608	$58,607	$8,972
Cash provided by (used in) investing activities	$(226,425)	$(166,824)	$(173,942)	$103,489	$(179,347)
Cash provided by (used in) financing activities	$32,058	$169,237	$124,031	$(135,625)	$107,464
Cash dividends declared per common share	$0.64	$0.64	$0.64	$0.46	$0.35
EBITDAre (unaudited) (1)	$102,418	$96,400	$96,272	$86,313	$77,225
Hotel EBITDA (unaudited) (1)	$141,318	$137,621	$128,300	$128,995	$114,469
Funds From Operations (FFO) (unaudited) (1)	$30,788	$32,057	$44,897	$34,050	$31,859
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
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
We are a Maryland corporation formed in April 2013. We became a public company on November 19, 2013. We invest primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $174 for the year ended December 31, 2019. We have elected to be taxed as a REIT under the Code beginning with our short taxable year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 10, 2020, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement with Ashford LLC, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended December 31, 2019, are as follows (in thousands):

Revenues	$29,636
Expenses	(11,081)
Net Earnings	$18,555
Recent Developments
COVID-19 Impact
The negative impact on room demand within our portfolio stemming from the novel coronavirus (COVID-19) is significant. We experienced an initial decline in hotel revenue that began in February in a limited number of markets. However, with the increased spread of the novel coronavirus (COVID-19) across the globe, the impact has accelerated rapidly, and we are seeing a much greater effect on occupancy and RevPAR throughout our hotel portfolio. We expect the occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. While intense efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we are experiencing. Until such time as the virus is contained or eradicated and business and personal travel return to more customary levels, we expect to see substantial erosion in hotel cash flow. There may also be lasting effects related to the novel coronavirus (COVID-19). For some period related to a slowdown in the U.S. economy, increased labor costs, increased operating costs, reduced air travel or other unknown factors which could materially reduce our operating cash flow.

Other Developments
On January 15, 2019, the Company acquired a 100% interest in the170-room Ritz-Carlton, Lake Tahoe located in Truckee, California for $120.0 million. The Company incurred $640,000 in acquisition costs. In connection with the acquisition, the Company completed the financing of a $54.0 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The loan is interest-only, bears interest at LIBOR + 2.10%, and has a five-year term.
In conjunction with the transaction, the Company entered into the ERFP Agreement with Ashford Inc. The Fifth Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar received $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that is leased to us by Ashford LLC rent free.
On June 26, 2019, the Company sold $1.4 million of hotel FF&E from a Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with Accounting Standards Codification (“ASC”) 842, Leases the Company evaluated the transaction and concluded that the transaction qualified as a sale. As a result, the Company recorded a gain of $9,000 for the year ended December 31, 2019.
On July 1, 2019, the Company sold the remaining $8.9 million of hotel FF&E from another Braemar hotel property to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transaction and concluded that the transaction qualified as a sale. As a result, the Company recorded a gain of $23,000 for the year ended December 31, 2019.
On January 22, 2019, the Company refinanced its existing mortgage loan of approximately $186.8 million with a final maturity date in November 2021 with a new $195.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five-year term. The mortgage loan is secured by the same 2 hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These 2 hotels are held in a joint venture in which we have a 75% equity interest.
On February 6, 2019, the Company invested an additional $156,000 in OpenKey, which investment was approved by the independent members of our board of directors.
On August 5, 2019, the Company amended its mortgage loan with an outstanding balance of $42.0 million with a new $42.5 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 4.95% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Ritz-Carlton St. Thomas hotel.
On August 13, 2019, the Company invested an additional $176,000 in OpenKey, which investment was approved by the independent members of our board of directors.
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15 million to fund the operations of Ashford Securities. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-Up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities.
On September 30, 2019, the Company refinanced its mortgage loan with an outstanding balance of $70.0 million with a new $80.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.85% and has a five-year term with no extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Pier House Resort.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock of Ashford Inc. held by one of our TRS subsidiaries, totaling 19,897 shares, for $30 per share, resulting in total proceeds of approximately $597,000 to the Company.
On October 3, 2019, the Company announced the opening of The Maple Grove Presidential Villa at the Bardessono Hotel, adding three additional luxury suites, increasing the total room count from 62 to 65.
On October 21, 2019, the Company announced that its board of directors had declared the distribution of its remaining 174,983 shares of common stock of Ashford Inc. Both common stockholders of Braemar and unitholders of Braemar OP received their pro-rata share of Ashford Inc. common stock. The distribution to Company stockholders and unitholders was completed through a pro-rata taxable dividend of Ashford Inc. common stock on November 5, 2019 (the “Distribution Date”) to Company stockholders and unitholders of record (the “Company Record Holders”) as of the close of business of the New York Stock Exchange (“NYSE”) on October 29, 2019 (the “Record Date”). On the Distribution Date, each Company Record Holder received approximately 0.0047 shares of Ashford common stock for every unit and/or share of the Company’s common stock held by such Company Record Holder on the Record Date. No fractional shares of Ashford Inc. common stock were issued. Fractional shares of Ashford Inc. common stock to which Company Record Holders would otherwise be entitled were aggregated and, after the distribution, sold in the open market by the distribution agent. The aggregate net proceeds of the sales were distributed in a pro-rata manner as cash payments to the Company Record Holders who would otherwise have received fractional shares of Ashford Inc. common stock. Subsequent to the distribution, the Company does not have any ownership interest in Ashford Inc.
On October 25, 2019, the Company entered into a new $75.0 million secured revolving credit facility which replaced the Company’s previous credit facility that was scheduled to mature on November 10, 2019. The new secured revolving credit facility provides for a three-year revolving line of credit and bears interest at a range of 1.25% to 2.50% over base rate or 2.25% to 3.50% over LIBOR, depending on the leverage level of the Company. There are two one-year extension options subject to the satisfaction of certain conditions. The new secured revolving credit facility includes the opportunity to expand the borrowing capacity by up to $175.0 million to an aggregate size of $250.0 million. There were no amounts outstanding on the Company’s previous credit facility.
On November 6, 2019, Ashford Inc. completed its acquisition of Remington’s Hotel Management Business.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”).
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Cumulative Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Cumulative Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our Series B Cumulative Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Cumulative Convertible Preferred Stock sold through such sales agents. Since the inception of the program, we issued approximately 63,000 shares of our Series B Cumulative Convertible Preferred Stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $1.2 million before discounts and commissions to the selling agents of approximately $19,000.
On February 21, 2020, our registration statement for shares of our Series E Preferred Stock and our Series M Preferred Stock became effective. It contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, LLC (“Ashford Securities”), a subsidiary of Ashford Inc. serves as the dealer manager and wholesalers of our Series E Preferred Stock and Series M Preferred Stock. As of March 10, 2020, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
On March 10, 2020, we borrowed $25.0 million on our secured revolving credit facility for general corporate purposes.

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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue comprised approximately 62% of our total hotel revenue for the year ended December 31, 2019 and is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
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
Following the recession that commenced in 2008, the lodging industry has experienced improvement in fundamentals, including demand, which has continued through 2019.
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

We expect that our ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as national and local employment growth, personal income and corporate earnings, GDP, consumer confidence, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction, the pricing strategies of competitors and currency fluctuations. In addition, our ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton, Hyatt and Sofitel brands.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table summarizes changes in key line items from our consolidated statements of operations for the years ended December 31, 2019 and 2018 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2019	2018	$ Change	% Change
Revenue
Rooms	$303,848	$282,775	$21,073	7.5%
Food and beverage	115,085	94,671	20,414	21.6
Other	68,674	53,952	14,722	27.3
Total hotel revenue	487,607	431,398	56,209	13.0
Other	7	—	7
Total revenue	487,614	431,398	56,216	13.0
Expenses
Hotel operating expenses:
Rooms	70,297	62,498	(7,799)	(12.5)
Food and beverage	85,679	66,386	(19,293)	(29.1)
Other expenses	151,063	128,100	(22,963)	(17.9)
Management fees	16,573	15,648	(925)	(5.9)
Total hotel operating expenses	323,612	272,632	(50,980)	(18.7)
Property taxes, insurance and other	27,985	26,027	(1,958)	(7.5)
Depreciation and amortization	70,112	57,383	(12,729)	(22.2)
Impairment charges	—	71	71	100.0
Advisory services fee	20,527	20,012	(515)	(2.6)
Transaction costs	704	949	245	25.8
Corporate general and administrative	5,435	4,237	(1,198)	(28.3)
Total expenses	448,375	381,311	(67,064)	(17.6)
Gain (loss) on insurance settlement, disposition of assets and sale of hotel properties	25,165	15,738	(9,427)	(59.9)
Operating income (loss)	64,404	65,825	(1,421)	(2.2)
Equity in earnings (loss) of unconsolidated entity	(199)	(234)	35	15.0
Interest income	1,087	1,602	(515)	(32.1)
Other income (expense)	(13,947)	(253)	(13,694)	(5,412.6)
Interest expense and amortization of loan costs	(54,507)	(49,653)	(4,854)	(9.8)
Write-off of loan costs and exit fees	(647)	(4,178)	3,531	84.5
Unrealized gain (loss) on investment in Ashford Inc.	7,872	(8,010)	15,882	198.3
Unrealized gain (loss) on derivatives	(1,103)	(82)	(1,021)	(1,245.1)
Income (loss) before income taxes	2,960	5,017	(2,057)	(41.0)
Income tax (expense) benefit	(1,764)	(2,432)	668	27.5
Net income (loss)	1,196	2,585	(1,389)	(53.7)
(Income) loss attributable to noncontrolling interest in consolidated entities	(2,032)	(2,016)	(16)	(0.8)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,207	751	456	60.7
Net income (loss) attributable to the Company	$371	$1,320	$(949)	(71.9)%

All hotel properties owned for the years ended December 31, 2019 and 2018 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the years ended December 31, 2019 and 2018. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Ritz-Carlton, Sarasota (1)	Sarasota, FL	Acquisition	April 4, 2018
Tampa Renaissance	Tampa, FL	Disposition	June 1, 2018
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of our hotel properties for the periods indicated:

	Year Ended December 31,
	2019	2018
Occupancy	78.73%	81.31%
ADR (average daily rate)	$295.94	$272.02
RevPAR (revenue per available room)	$232.99	$221.17
Rooms revenue (in thousands)	$303,848	$282,775
Total hotel revenue (in thousands)	$487,607	$431,398
The following table illustrates the key performance indicators of the eleven comparable hotel properties that were included for the entire years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Occupancy	79.91%	81.76%
ADR (average daily rate)	$275.87	$270.88
RevPAR (revenue per available room)	$220.46	$221.46
Rooms revenue (in thousands)	$252,176	$257,331
Total hotel revenue (in thousands)	$378,808	$374,555
Net income (loss) attributable to the Company. Net income attributable to the Company decreased $949,000, from $1.3 million for the year ended December 31, 2018 (“2018”), to $371,000 for the year ended December 31, 2019 (“2019”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue from our hotel properties increased $21.1 million, or 7.5% to $303.8 million during 2019 compared to 2018. During 2019, we experienced an 8.8% increase in room rates and a 258 basis point decrease in occupancy. Rooms revenue from our eleven comparable hotel properties decreased $5.2 million due a 185 basis point decrease in occupancy, partially offset by an increase in room rates of 1.8%. Rooms revenue increased (i) $10.7 million at the Ritz-Carlton, Sarasota as a result of its acquisition on April 4, 2018; (ii) $23.7 million at the Ritz-Carlton, Lake Tahoe as a result of its acquisition on January 15, 2019; (iii) $3.5 million at the San Francisco Courtyard Downtown as a result of 5.5% higher room rates and a 333 basis point increase in occupancy at the hotel as a result of its guest room renovation during 2018; and (iv) $1.1 million at the Pier House Resort as a result of 4.7% higher room rates and a 114 basis point increase in occupancy at the hotel. These increases were partially offset by decreases of (i) $8.2 million at the Tampa Renaissance as a result of its sale on June 1, 2018; (ii) $3.3 million at the Ritz-Carlton, St. Thomas due to the hotel being closed for renovation. (During 2019, the hotel operated with limited rooms until March 1, 2019 when all rooms were removed from service while the hotel was being renovated and reopened November 22, 2019); (iii) $2.5 million at the Seattle Marriott Waterfront as a result of 6.0% lower room rates and a 159 basis point decrease in occupancy at the hotel; (iv) $2.1 million at The Notary Hotel as a result of a 1,077 basis point decrease in occupancy due to a renovation during 2019, partially offset by 6.4% higher room rates at the hotel; (v) $543,000 at the Chicago Sofitel Magnificent Mile as a result of 5.9% lower room rates, partially offset by a 321 basis point increase in occupancy at the hotel; (vi) $482,000 at the Hilton

La Jolla Torrey Pines as a result of a 227 basis point decrease in occupancy, partially offset by 0.9% higher room rates at the hotel; (vii) $456,000 at the Capital Hilton as a result of 0.5% lower room rates and a 58 basis point decrease in occupancy at the hotel; (viii) $212,000 at the Bardessono Hotel as a result of a 166 basis point decrease in occupancy and 0.6% lower room rates at the hotel; (ix) $140,000 at the Park Hyatt Beaver Creek as a result of a 267 basis point decrease in occupancy, partially offset by 3.7% higher room rates at the hotel; and (x) $124,000 at the Hotel Yountville as a result of a 78 basis point decrease in occupancy at the hotel and flat room rates.
Food and Beverage Revenue. Food and beverage revenue from our hotel properties increased $20.4 million, or 21.6%, to $115.1 million in 2019 compared to 2018. This increase is primarily attributable to an increase in food and beverage revenue of $7.2 million at the Ritz-Carlton, Sarasota and $13.6 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in food and beverage revenue of $5.3 million at the Capital Hilton, Ritz-Carlton, St. Thomas, Hilton La Jolla Torrey Pines, Park Hyatt Beaver Creek, Bardessono Hotel, and Pier House Resort. These increases were partially offset by a decrease of $2.9 million at the Tampa Renaissance due to its sale on June 1, 2018 and an aggregate decrease in food and beverage revenue of $2.9 million at San Francisco Courtyard Downtown, The Notary Hotel, Chicago Sofitel Magnificent Mile, Seattle Marriott Waterfront and Hotel Yountville.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $14.7 million, or 27.3%, to $68.7 million in 2019 as compared to 2018. The increase is attributable to an increase in other hotel revenue of $5.4 million at the Ritz-Carlton, Sarasota and $5.9 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions in April 2018 and January 2019, respectively. There was also an aggregate increase of $3.5 million at the Capital Hilton, Hotel Yountville, Pier House Resort, Hilton La Jolla Torrey Pines, Bardessono Hotel, Ritz-Carlton, St. Thomas, Chicago Sofitel Magnificent Mile, Seattle Marriott Waterfront, San Francisco Courtyard Downtown, and Park Hyatt Beaver Creek and higher business interruption revenue of $114,000. These increases were partially offset by lower other hotel revenue of $175,000 at the Tampa Renaissance due to its sale on June 1, 2018, and lower other hotel revenue of $101,000 at The Notary Hotel.
During 2019 we recognized business interruption revenue of $19.3 million at the Ritz-Carlton, St. Thomas. During 2018 we recognized business interruption revenue of $13.9 million at the Ritz-Carlton, St. Thomas and the Pier House Resort as a result of the hurricanes and $1.9 million, net of deductibles of $500,000 at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires. We also recorded $3.4 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010.
Other Non-Hotel Revenue. Other non-hotel revenue increased $7,000 in 2019 as compared to 2018.
Rooms Expense. Rooms expense increased $7.8 million, or 12.5%, to $70.3 million in 2019 as compared to 2018. The increase is attributable to an increase of $2.0 million at the Ritz-Carlton, Sarasota and $5.5 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in room expense of $2.7 million at the San Francisco Courtyard Downtown, Ritz-Carlton, St. Thomas, Chicago Sofitel Magnificent Mile, Capital Hilton, Park Hyatt Beaver Creek, and Pier House Resort. This increase was partially offset by a decrease of $1.4 million at the Tampa Renaissance due to its sale on June 1, 2018 and an aggregate decrease in room expense of $1.0 million at Seattle Marriott Waterfront, Hotel Yountville, The Notary Hotel, Bardessono Hotel, and Hilton La Jolla Torrey Pines.
Food and Beverage Expense. Food and beverage expense increased $19.3 million, or 29.1%, to $85.7 million during 2019 as compared to 2018. The increase is attributable to $4.9 million at the Ritz-Carlton, Sarasota and $12.4 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase of $3.8 million at our eleven comparable hotel properties. These increases were partially offset by decrease of $1.8 million at the Tampa Renaissance due to its sale on June 1, 2018.
Other Operating Expenses. Other operating expenses increased $23.0 million, or 17.9%, to $151.1 million in 2019 as compared to 2018. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $5.8 million in direct expenses and $17.2 million in indirect expenses and incentive management fees in 2019 compared to 2018. Direct expenses were 4.0% of total hotel revenue for 2019 and 3.1% for 2018. The increase in direct expenses is primarily attributable to increases of $2.2 million at the Ritz-Carlton, Sarasota and $3.0 million at the Ritz-Carlton, Lake Tahoe as a result of their acquisitions on April 4, 2018 and January 15, 2019, respectively. We experienced an additional aggregate increase in direct expenses of $621,000 at our eleven comparable hotel properties. These increases were partially offset by a decrease of $91,000 at the Tampa Renaissance as a result of its sale. The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $9.8 million, comprised of $7.3 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $3.5 million at our eleven comparable hotel properties, partially offset by a decrease of $1.0 million at the Tampa Renaissance as a result of its sale; (ii) marketing costs of $4.8 million, attributable to an increase of $4.8 million at the Ritz-Carlton,

Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $829,000 at our eleven comparable hotel properties, partially offset by a decreases of $865,000 at the Tampa Renaissance as a result of its sale; (iii) repairs and maintenance of $2.5 million, comprised of an increase of $2.2 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and $749,000 at our eleven comparable hotel properties, partially offset by a decrease of $359,000 at the Tampa Renaissance as a result of its sale; (iv) energy costs of $1.3 million, attributable to an increase of $1.7 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions, partially offset by decreases of $205,000 at the Tampa Renaissance as a result of its sale and $196,000 at our eleven comparable hotel properties; and (v) lease expense of $128,000, attributable to an increase of $259,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions and $210,000 from our eleven comparable hotel properties, partially offset by a decrease of $341,000 at the Tampa Renaissance as a result of its sale. These increases were partially offset by a decrease in (i) incentive management fees of $1.4 million including $946,000 at the Tampa Renaissance as a result of its sale and $833,000 at our eleven comparable hotel properties, partially offset by an increase of $421,000 at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe.
Management Fees. Base management fees increased $925,000, or 5.9%, to $16.6 million in 2019 as compared to 2018. The increase is comprised of an increase of $1.8 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions in April 2018 and January 2019, respectively. These increases are partially offset by a decrease of $511,000 at the Tampa Renaissance as a result of its sale in June 2018 and $359,000 at our eleven comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other expense increased $2.0 million, or 7.5%, to $28.0 million in 2019 as compared to 2018, which is attributable to increases of $1.6 million at the Ritz-Carlton, Sarasota and $2.5 million at the Ritz-Carlton, Lake Tahoe, as a result of their acquisitions in April 2018 and January 2019, respectively. These increases were partially offset by a decrease of $529,000 at the Tampa Renaissance as a result of its sale in June 2018 and $1.6 million at our eleven comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $12.7 million, or 22.2%, to $70.1 million in 2019 as compared to 2018, due to an aggregate increase of $5.3 million at the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe as a result of their acquisitions in April 2018 and January 2019, respectively, and $8.8 million at our eleven comparable hotel properties, partially offset by a decrease of $1.3 million at the Tampa Renaissance as a result of its sale in June 2018.
Impairment Charges. In 2018, we recorded an impairment charge of $59,000 at the Pier House Resort and $12,000 at the Tampa Renaissance as a result of changes in the estimates of property damage from the hurricanes. There were no impairment charges in 2019.
Advisory Services Fee. Advisory services fee increased $515,000, or 2.6%, to $20.5 million in 2019 as compared to 2018 due to a higher base advisory fee of $1.4 million, higher equity-based compensation of $923,000 and higher reimbursable expenses of $217,000, partially offset by a lower incentive fee of $2.0 million. In 2019, we recorded an advisory services fee of $20.5 million, which included a base advisory fee of $10.8 million, reimbursable expenses of $2.3 million and $7.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In 2018, we recorded an advisory services fee of $20.0 million, which included a base advisory fee of $9.4 million, reimbursable expenses of $2.1 million, an incentive fee of $2.0 million and $6.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. During 2018, approximately $2.2 million of the equity-based compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.
Transaction Costs. In 2019 and 2018, we recorded transaction costs of $704,000 and $949,000, respectively, primarily related to the acquisition of the Ritz-Carlton, Sarasota.
Corporate General and Administrative. Corporate general and administrative expenses increased $1.2 million, or 28.3%, to $5.4 million in 2019 as compared to 2018. The increase in corporate general and administrative expenses is due to insurance recoveries of $1.2 million related to the 2017 proxy contest and litigation that was recorded in 2018, higher public company costs of $53,000 and $314,000 of reimbursed operating expenses of Ashford Securities, partially offset by lower miscellaneous expenses of $7,000 and lower professional fees of $408,000.
Gain (Loss) on Insurance Settlement, Disposition of Assets and Sale of Hotel Properties. In 2019, we recorded gains of $26.2 million and $88,000 related to insurance settlements from Hurricane Irma at the Ritz-Carlton, St. Thomas hotel and the Pier House Resort, respectively. The gain resulted from the receipt of proceeds in excess of the carrying value of the property upon settlement of a portion of the insurance claim. We also recorded a gain of $32,000 from the sale of assets at the Ritz-Carlton, Sarasota and Hotel Yountville, as a result of selling FF&E to Ashford Inc. under the ERFP. These gains were partially offset by a loss of $1.2 million related to the disposition of FF&E resulting from the renovation at The Notary Hotel. In 2018, we recorded a gain of $15.7 million related the sale of the Tampa Renaissance on June 1, 2018.

Equity in Earnings (Loss) of unconsolidated entity. In 2019 and 2018, we recorded equity in loss of unconsolidated entity of $199,000 and $234,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income decreased $515,000, or 32.1%, to $1.1 million in 2019 as compared to 2018.
Other Income (Expense). Other expense increased $13.7 million, to $13.9 million in 2019 compared to 2018. In 2019, we recorded a realized loss of $13.4 million on our disposition of our investment in Ashford Inc., $253,000 related to CMBX premiums and interest paid on collateral and a realized loss of $278,000 on interest rate floors, partially offset by other income of $10,000. In 2018, we recorded other expense of $253,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $4.9 million, or 9.8%, to $54.5 million in 2019 as compared 2018. The increase is primarily due to new mortgage loans associated with the acquisitions of the Ritz-Carlton, Sarasota and Ritz-Carlton, Lake Tahoe and a higher average LIBOR rate. The average LIBOR rates for 2019 and 2018 were 2.22% and 2.00%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $647,000 in 2019, resulting from the write-off of unamortized loan costs of $338,000 and other costs of $309,000 associated with a loan modification and the refinancing of two mortgage loans. Write-off of loan costs and exit fees was $4.2 million in 2018, resulting from the write-off of unamortized loan costs of $1.6 million and other costs of $2.6 million associated with the refinancing of two mortgage loans.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. changed $15.9 million, from an unrealized loss of $8.0 million in 2018 to an unrealized gain of $7.9 million in 2019. The unrealized gain recognized in 2019 is associated with the recognition of the associated realized loss on the disposition of our investment in Ashford Inc.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $1.1 million in 2019 consisted of a $1.1 million unrealized loss on CMBX credit default swaps and a $134,000 unrealized loss on interest rate caps, partially offset by a $126,000 unrealized gain on interest rate floors. Unrealized loss on derivatives of $82,000 in 2018 consisted of a $347,000 unrealized loss on interest rate caps and a $179,000 unrealized loss on interest rate floors, partially offset by a $444,000 unrealized gain on CMBX credit default swaps. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense decreased $668,000, or 27.5%, from $2.4 million in 2018 to $1.8 million in 2019. This decrease is due to a decrease in the profitability of our TRS entities in 2019 compared to 2018 and changes in the valuation allowance in 2019.
(Income) loss attributable to noncontrolling interest in consolidated entities. Our noncontrolling interest partner in consolidated entities was allocated income of $2.0 million and $2.0 million in 2019 and 2018, respectively. The noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.2 million and $751,000 in 2019 and 2018, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of 10.96% and 11.22% as of December 31, 2019 and 2018, respectively.

Indebtedness
As of December 31, 2019, gross outstanding indebtedness was approximately $1.1 billion. The following table sets forth our indebtedness (dollars in thousands):

Loan/Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2019	Interest Rate at December 31, 2019	Amortization	Maturity Date (1)	Fully Extended Maturity Date
JPMorgan (2)	1	$67,500	4.51%	Interest only	Apr-2020	Apr-2022
Park Hyatt Beaver Creek, Beaver Creek, CO
BAML (3)	4	435,000	3.92%	Interest only	Jun-2020	Jun-2025
The Notary Hotel, Philadelphia, PA
Courtyard San Francisco Downtown, San Francisco, CA
Seattle Marriott Waterfront, Seattle, WA
Chicago Sofitel Magnificent Mile, Chicago, IL
Apollo(4)	1	42,500	6.71%	Interest only	Aug-2021	Aug-2024
Ritz-Carlton, St. Thomas, USVI
BAML (5)	1	51,000	4.31%	Interest only	May-2022	May-2022
Hotel Yountville, Yountville, CA
BAML (6)	1	40,000	4.31%	Interest only	Aug-2022	Aug-2022
Bardessono Hotel, Yountville, CA
BAML (7)	1	100,000	4.41%	Interest only	Apr-2023	Apr-2023
Ritz-Carlton, Sarasota, FL
BAML (8)	1	54,000	3.86%	Interest only	Jan-2024	Jan-2024
Ritz-Carlton, Lake Tahoe, CA
Prudential (9)	2	195,000	3.46%	Interest only	Feb-2024	Feb-2024
Capital Hilton, Washington, D.C.
Hilton La Jolla Torrey Pines, La Jolla, CA
BAML (10)	1	80,000	3.61%	Interest only	Sep-2024	Sep-2024
Pier House Resort, Key West, FL
Total/Weighted Average	13	$1,065,000	4.04%
__________________

(1)	Maturity date assumes no future extensions.

(2)
Interest rate is variable at LIBOR plus 2.75%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.0%. This mortgage loan includes three one-year extension options subject to satisfaction of certain conditions, of which the first was exercised in April 2019.

(3)
Interest rate is variable at LIBOR plus 2.16%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 4.0%. This mortgage loan includes five one-year extension options subject to the satisfaction of certain conditions.

(4)
Interest rate is variable at LIBOR plus 4.95%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.0%. This mortgage loan has three one-year extension options, subject to the satisfaction of certain conditions.

(5)
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

(7)
Interest rate is variable at LIBOR plus 2.65%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term.

(8)
Interest rate is variable at LIBOR plus 2.10%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.

(9)	Interest rate is variable at LIBOR plus 1.70%.

(10)
Interest rate is variable at LIBOR plus 1.85%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.

On January 15, 2019, in connection with the acquisition of the 170-room Ritz-Carlton, Lake Tahoe in Truckee, California, we closed on a $54.0 million non-recourse mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The loan is interest-only, bears interest at LIBOR + 2.10%, and has a five year term. The hotel will continue to be managed by Ritz-Carlton.

On January 22, 2019, we refinanced our mortgage loan with an outstanding balance of approximately $186.8 million and a final maturity date in November 2021 with a new $195.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five-year term. The mortgage loan is secured by the same 2 hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These 2 hotels are held in a joint venture in which we have a 75% equity interest.
On August 5, 2019, we amended our mortgage loan with an outstanding balance of $42.0 million with a new $42.5 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 4.95% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Ritz-Carlton St. Thomas.
On September 30, 2019, we refinanced our mortgage loan with an outstanding balance of $70.0 million with a new $80.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.85% and has a five-year term with no extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Pier House Resort.
On October 25, 2019, we entered into a new $75.0 million secured revolving credit facility which replaces our previous credit facility that was scheduled to mature on November 10, 2019. The new secured revolving credit facility provides for a three-year revolving line of credit and bears interest at a range of 1.25% to 2.50% over base rate or 2.25% to 3.50% over LIBOR, depending on the leverage level of the Company. There are two one-year extension options subject to the satisfaction of certain conditions. The new secured revolving credit facility includes the opportunity to expand the borrowing capacity by up to $175 million to an aggregate size of $250 million. There were no amounts outstanding on our previous credit facility. On March 10, 2020, we borrowed $25.0 million on our secured revolving credit facility for general corporate purposes.
The following loans include various financial cash trap triggers. The BAML Pier House loan, the BAML Bardessono loan, the BAML Yountville loan, the BAML Sarasota loan and the BAML Lake Tahoe loan all have a 1.20x debt service coverage ratio requirement. The JPMorgan loan has a 9.0% debt yield requirement, the BAML 4 pack loan has a 7.5% debt yield requirement, and the Apollo loan has a 10.0% debt yield requirement. When these provisions are triggered, substantially all of the profits generated by the hotel properties securing such loan are deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including our secured revolving credit facility and future equity and preferred equity issuances, existing working capital, net cash provided by operations, proceeds from insurance claims, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. Based on our current level of operations, management believes that our cash flow from operations and our existing cash balances should be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes.

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
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the year ended December 31, 2019, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of December 31, 2019, no shares of our common stock have been sold under this program.
On January 15, 2019, in connection with the acquisition of the 170-room Ritz-Carlton, Lake Tahoe in Truckee, California, we completed the financing of a $54.0 million mortgage loan secured by the Ritz-Carlton, Lake Tahoe. The loan is interest-only, bears interest at LIBOR + 2.10%, and has a five year term.
On January 22, 2019, the Company refinanced its existing mortgage loan of approximately $186.8 million with a final maturity date in November 2021 with a new $195.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.70% and has a five-year term. The mortgage loan is secured by the same 2 hotels: the Capital Hilton and Hilton La Jolla Torrey Pines. These 2 hotels are held in a joint venture in which we have a 75% equity interest.
On August 5, 2019, the Company amended its mortgage loan with an outstanding balance of $42.0 million with a new $42.5 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 4.95% and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Ritz-Carlton St. Thomas.
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15 million to fund the operations of Ashford Securities. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-Up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities.
On September 30, 2019, the Company refinanced its mortgage loan with an outstanding balance of $70.0 million with a new $80.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.85% and has a five-year term with no extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by the Pier House Resort.
On October 2, 2019, the Company entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock of Ashford Inc. held by one of our TRS subsidiaries, totaling 19,897 shares, for $30 per share, resulting in total proceeds of approximately $597,000 to the Company.
On October 25, 2019, the Company entered into a new $75.0 million secured revolving credit facility which replaces the Company’s previous credit facility that was scheduled to mature on November 10, 2019. The new secured revolving credit facility provides for a three-year revolving line of credit and bears interest at a range of 1.25% to 2.50% over base rate or 2.25% to 3.50% over LIBOR, depending on the leverage level of the Company. There are two one-year extension options subject to the satisfaction of certain conditions. The new secured revolving credit facility includes the opportunity to expand the borrowing capacity by up to $175.0 million to an aggregate size of $250.0 million. There were no amounts outstanding on the Company’s previous credit facility. On March 10, 2020, we borrowed $25.0 million on our secured revolving credit facility for general corporate purposes. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” herein.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, LLC (“Ashford Securities”), a subsidiary of Ashford Inc. services as the dealer manager and wholesalers of our Series E Preferred Stock and Series M Preferred Stock. As of March 10, 2020, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Cumulative Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Cumulative Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our Series B Cumulative Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Cumulative Convertible Preferred Stock sold through such sales agents. Since the inception of the program, we issued approximately 63,000 shares of our Series B Cumulative Convertible Preferred Stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $1.2 million before discounts and commissions to the selling agents of approximately $19,000.
Secured Revolving Credit Facility
We have a senior secured revolving credit facility in the amount of $75 million, including $15 million available in letters of credit and $15 million available in swingline loans. We believe the secured revolving credit facility will provide us with significant financial flexibility to fund future acquisitions and hotel redevelopments.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•	consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value not to exceed 65%. Our ratio was 56.5% at December 31, 2019.

•	consolidated recourse indebtedness, other than the secured revolving credit facility, not to exceed $50,000,000.

•	consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning July 1, 2020 to 1.50x. Our ratio was 1.66x at December 31, 2019.

•
indebtedness of the consolidated parties that accrues interest at a variable rate (other than the secured revolving credit facility) that is not subject to a “cap,” “collar,” or other similar arrangement not to exceed 25% of consolidated indebtedness.

•	consolidated tangible net worth not less than 75% of the consolidated tangible net worth on June 30, 2019, plus 75% of the net proceeds of any future equity issuances.

•	secured debt that is secured by real property not to exceed 70% of the as-is appraised value of such real property.

All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at December 31, 2019.
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
The secured revolving credit facility matures on October 25, 2022, has two one-year extension options if certain terms and conditions are satisfied and a 0.25% extension fee is paid. The secured revolving credit facility includes the opportunity to expand the borrowing capacity by up to $175.0 million to an aggregate size of $250.0 million, subject to certain terms.
We intend to repay any indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities or sale of assets, as market conditions permit. As of March 10, 2020, there was $25.0 million outstanding on our secured revolving credit facility.
Sources and Uses of Cash
As of December 31, 2019, we had approximately $72.0 million of cash and cash equivalents compared to $182.6 million at December 31, 2018. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities. We anticipate using funds to pay for (i) capital expenditures for our thirteen hotel properties, estimated to range between $45 million and $65 million in 2020 and (ii) debt interest payments are estimated to be approximately $34 million in 2020 based on interest paid year to date and future payments based on the one month LIBOR rate as of March 9, 2020. This estimate will fluctuate based on changes in the one month LIBOR rate.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $66.3 million and $70.7 million for the years ended December 31, 2019 and 2018, respectively. Cash flows from operations are impacted by changes in hotel operations of our comparable hotel properties, the sale of the Tampa Renaissance on June 1, 2018 as well as the acquisitions of the Ritz-Carlton, Sarasota on April 4, 2018 and Ritz-Carlton, Lake Tahoe on January 15, 2019. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2019, net cash flows used in investing activities were $226.4 million. These cash outflows were primarily attributable to $111.8 million for the acquisition of the Ritz-Carlton, Lake Tahoe, $136.3 million of capital improvements made to various hotel properties and a $332,000 investment in OpenKey, partially offset by $10.3 million of net cash proceeds from the sale of FF&E pursuant to the ERFP, $11.0 million of insurance proceeds received related to the hurricanes and $597,000 from proceeds received from the sale of our investment in Ashford Inc.
For the year ended December 31, 2018, net cash flows used in investing activities were $166.8 million. These cash outflows were primarily attributable to $185.0 million for acquisitions, $77.6 million of capital improvements made to various hotel properties and a $2.0 million investment in OpenKey, partially offset by $65.3 million of net cash proceeds from the sale of the Tampa Renaissance and $32.4 million of insurance proceeds related to the hurricanes.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2019, net cash flows provided by financing activities were $32.1 million. Cash inflows primarily consisted of borrowings on indebtedness of $329.5 million and proceeds of $645,000 from the issuance of preferred stock, which is net of discounts and offering expenses, partially offset by $257.1 million for repayments of indebtedness, $33.4 million for payments of dividends and distributions, $4.4 million for payments of loan costs and other fees and $2.7 million for distributions to the holder of a noncontrolling interest in consolidated entities.
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
Contractual Obligations and Commitments
The table below summarizes future obligations for principal and estimated interest payments on our debt and future minimum lease payments on our operating leases, each as of December 31, 2019 (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations	$502,500	$135,000	$427,500	$—	$1,065,000
Estimated interest obligations(1)	31,282	39,730	16,097	—	87,109
Operating lease obligations	3,258	6,493	6,453	148,440	164,644
Capital commitments	27,167	—	—	—	27,167
Total contractual obligations	$564,207	$181,223	$450,050	$148,440	$1,343,920
____________________

(1)	For variable-rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2019.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, incentive fees, group service fees and other general fees, if required. These management agreements expire from December 2023 through December 2065. See “Item 1. Business - Hotel Management Agreements.”
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We were in compliance with all covenants at December 31, 2019.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. There was no impairment charge recorded for the year ended December 31, 2019.

Income Taxes. At December 31, 2019 and 2018, we had a valuation allowance of approximately $11.6 million and $14.5 million, respectively, to partially reserve our deferred tax assets of our TRSs. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2019, we had net operating loss carry forwards for U.S. federal income tax purposes of $51.6 million, $686,000 of which are attributable to the subsidiaries conveyed to us in the spin-off and begin to expire in 2023 and $50.9 million of which are attributable to the USVI TRS acquired in 2015 that begin to expire in 2027. The loss carry forwards may be available to offset future taxable income, if any, through 2023 and 2027, respectively; however, there could be substantial limitations on their use imposed by the Code. Management determined that it is more likely than not that $11.6 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, in December of 2017 we recorded a one-time tax benefit of approximately $216,000, due to a revaluation of our net deferred tax liabilities resulting from the decrease in the U.S. corporate federal income tax rate from 35% to 21%. Additionally on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. We finalized our accounting for Tax Reform as of December 31, 2018 with no material adjustments.
Recently Adopted Accounting Standards
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
We adopted the standard effective January 1, 2019 on a modified retrospective basis and implemented internal controls to enable the preparation of financial information on adoption. We elected the practical expedients which provide us the option to apply the new guidance at its effective date on January 1, 2019 without having to adjust the comparative prior period financial statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, in conjunction with the transition from ASC 840 to ASC 842, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.

The adoption of this standard has resulted in the recognition of ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $60.6 million as well as a corresponding operating lease ROU asset of $82.5 million, which includes, among other things, the reclassified intangible assets of $22.3 million. The standard did not have a material impact on our consolidated statements of operations and statements of cash flows
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2018-19”). ASU 2019-10 updates the effective dates for ASU 2016-13, but there is no change for public companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 will have on our consolidated financial statements and related disclosures.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and AFFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on disposition of hotel properties and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, contract modification cost, software implementation costs, uninsured hurricane and wildfire related costs, other/income expense, Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/loss on investments, unrealized gain/loss on derivatives and stock/unit-based compensation.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$1,196	$2,585	$28,324
Interest expense and amortization of loan costs	54,507	49,653	38,937
Depreciation and amortization	70,112	57,383	52,262
Income tax expense (benefit)	1,764	2,432	(522)
Equity in (earnings) loss of unconsolidated entities	199	234	—
Company’s portion of EBITDA of OpenKey	(195)	(220)	—
EBITDA	127,583	112,067	119,001
Impairment charges on real estate	—	71	1,068
(Gain) loss on insurance settlement, disposition of assets and sale of hotel properties	(25,165)	(15,738)	(23,797)
EBITDAre	102,418	96,400	96,272
Amortization of favorable (unfavorable) contract assets (liabilities)	651	195	180
Transaction and conversion costs	2,076	2,965	6,774
Other (income) expense	13,947	253	377
Write-off of loan costs and exit fees	647	4,178	3,874
Unrealized (gain) loss on investment in Ashford Inc.	(7,872)	8,010	(9,717)
Unrealized (gain) loss on derivatives	1,103	82	2,056
Non-cash stock/unit-based compensation	7,943	7,004	(1,327)
Legal, advisory and settlement costs	527	(241)	3,711
Contract modification cost	—	—	5,000
Software implementation costs	—	—	79
Uninsured hurricane and wildfire related costs	—	412	3,821
Company’s portion of adjustments to EBITDAre of OpenKey	25	7	—
Adjusted EBITDAre	$121,465	$119,265	$111,100

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2019. The results of the Ritz-Carlton, Lake Tahoe are included from its acquisition date through December 31, 2019 (in thousands) (unaudited):

	Year Ended December 31, 2019
	Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Hotel Yountville	Park Hyatt Beaver Creek	The Notary Hotel	San Francisco Courtyard Downtown	Sarasota Ritz-Carlton	Lake Tahoe Ritz-Carlton	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$6,220	$9,817	$(24)	$(36)	$8,303	$868	$1,609	$(493)	$3,739	$(484)	$(283)	$10,124	$30,595	$69,955	$(68,759)	$1,196
Non-property adjustments (2)	—	—	—	—	(89)	(9)	—	1,186	—	(23)	—	—	(25,953)	(24,888)	24,888	—
Interest income	(57)	(75)	—	—	—	—	—	(20)	(16)	(69)	—	(48)	(2)	(287)	287	—
Interest expense	—	—	—	1,952	764	2,489	3,427	—	—	5,847	2,294	—	3,087	19,860	30,304	50,164
Amortization of loan costs	—	—	—	138	69	146	138	—	—	318	129	—	154	1,092	3,251	4,343
Depreciation and amortization	7,915	5,616	6,659	3,108	2,615	2,576	4,495	8,369	10,355	7,715	4,426	3,976	2,476	70,301	(189)	70,112
Income tax expense (benefit)	—	251	—	—	—	—	—	(42)	—	—	—	—	77	286	1,478	1,764
Non-hotel EBITDA ownership expense (income)	63	86	534	448	38	132	473	850	170	322	720	198	965	4,999	(4,999)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	14,141	15,695	7,169	5,610	11,700	6,202	10,142	9,850	14,248	13,626	7,286	14,250	11,399	141,318	(13,739)	127,579
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(3,535)	(3,924)	—	—	—	—	—	—	—	—	—	—	—	(7,459)	7,459	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	199	199
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(195)	(195)
Hotel EBITDA attributable to the Company and OP unitholders	$10,606	$11,771	$7,169	$5,610	$11,700	$6,202	$10,142	$9,850	$14,248	$13,626	$7,286	$14,250	$11,399	$133,859	$(6,276)	$127,583
__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2018. The results of the Ritz-Carlton, Sarasota are included from its acquisition date through December 31, 2018, and the results of the Tampa Renaissance hotel are excluded since its disposition date (in thousands) (unaudited):

	Year Ended December 31, 2018
	Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Hotel Yountville	Park Hyatt Beaver Creek	The Notary Hotel	Plano Marriott Legacy Town Center	San Francisco Courtyard Downtown	Sarasota Rtz-Carlton	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$6,345	$9,886	$(322)	$1,059	$8,972	$1,137	$1,852	$8,174	$83	$5,523	$(4,619)	$11,762	$5,623	$21,001	$76,476	$(73,891)	$2,585
Non-property adjustments (2)	—	—	229	—	60	—	—	—	(9)	—	—	—	—	(15,717)	(15,437)	15,437	—
Interest income	(30)	(48)	—	—	—	—	—	(14)	—	(7)	(42)	(32)	(1)	(1)	(175)	175	—
Interest expense	—	—	1,299	1,822	—	2,320	3,235	—	—	—	4,272	—	2,952	—	15,900	29,493	45,393
Amortization of loan costs	—	—	—	132	—	141	538	—	—	—	228	—	—	—	1,039	3,221	4,260
Depreciation and amortization	7,312	5,683	6,368	2,754	2,244	2,688	3,537	5,951	—	7,803	6,891	4,150	708	1,294	57,383	—	57,383
Income tax expense (benefit)	99	(81)	—	—	—	—	—	96	—	—	—	—	25	—	139	2,293	2,432
Non-hotel EBITDA ownership expense (income)	22	28	89	697	(369)	132	76	(169)	(74)	515	412	5	984	(52)	2,296	(2,296)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	13,748	15,468	7,663	6,464	10,907	6,418	9,238	14,038	—	13,834	7,142	15,885	10,291	6,525	137,621	(25,568)	112,053
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(3,437)	(3,867)	—	—	—	—	—	—	—	—	—	—	—	—	(7,304)	7,304	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	234	234
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(220)	(220)
Hotel EBITDA attributable to the Company and OP unitholders	$10,311	$11,601	$7,663	$6,464	$10,907	$6,418	$9,238	$14,038	$—	$13,834	$7,142	$15,885	$10,291	$6,525	$130,317	$(18,250)	$112,067
__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2017. The results of the Park Hyatt Beaver Creek and Hotel Yountville are included from their acquisition dates through December 31, 2017, and the results of the Plano Marriott Legacy Town Center are excluded since its disposition date (in thousands) (unaudited):

	Year Ended December 31, 2017
	Capital Hilton Washington D.C.	La Jolla Hilton Torrey Pines	Chicago Sofitel Magnificent Mile	Bardessono Hotel & Spa	Key West Pier House Resort	Hotel Yountville	Park Hyatt Beaver Creek	The Notary Hotel	Plano Marriott Legacy Town Center	San Francisco Courtyard Downtown	Seattle Courtyard Downtown	Seattle Marriott Waterfront	St. Thomas Ritz-Carlton	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$10,489	$9,333	$(1,613)	$640	$6,235	$803	$(2,546)	$5,884	$29,398	$7,275	$10	$11,999	$1,329	$3,233	$82,469	$(54,145)	$28,324
Non-property adjustments (2)	—	—	—	—	823	—	—	—	(23,797)	—	—	—	252	10	(22,712)	22,712	—
Interest income	(17)	(12)	—	—	—	—	—	(1)	—	(4)	—	(12)	(4)	(1)	(51)	51	—
Interest expense	—	—	2,738	573	—	1,249	2,032	54	—	—	—	—	2,568	—	9,214	24,820	34,034
Amortization of loan costs	—	—	—	46	—	78	388	—	—	—	—	—	506	—	1,018	3,885	4,903
Depreciation and amortization	6,510	5,976	4,578	2,533	2,850	1,674	2,456	6,082	3,796	4,918	—	4,081	2,949	3,755	52,158	104	52,262
Income tax expense (benefit)	—	(532)	(1)	—	—	—	—	22	(1)	—	—	—	—	—	(512)	(10)	(522)
Non-hotel EBITDA ownership expense (income)	690	(25)	76	649	1,074	120	89	180	174	548	—	141	2,995	5	6,716	(6,716)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	17,672	14,740	5,778	4,441	10,982	3,924	2,419	12,221	9,570	12,737	10	16,209	10,595	7,002	128,300	(9,299)	119,001
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(4,418)	(3,685)	—	—	—	—	—	—	—	—	—	—	—	—	(8,103)	8,103	—
Hotel EBITDA attributable to the Company and OP unitholders	$13,254	$11,055	$5,778	$4,441	$10,982	$3,924	$2,419	$12,221	$9,570	$12,737	$10	$16,209	$10,595	$7,002	$120,197	$(1,196)	$119,001
__________________

(1)	Represents expenses not recorded at the individual hotel property level.

(2)	Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

We calculate FFO and AFFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of hotel properties impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of AFFO excludes dividends on convertible preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, contract modification cost, software implementation costs, uninsured hurricane and wildfire related costs, other income/expense, impact of tax reform and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and AFFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and AFFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and AFFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and AFFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and AFFO should be considered along with our net income or loss and cash flows reported in our consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$1,196	$2,585	$28,324
Income from consolidated entities attributable to noncontrolling interest	(2,032)	(2,016)	(3,264)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,207	751	(2,038)
Preferred dividends	(10,142)	(7,205)	(6,795)
Net income (loss) attributable to common stockholders	(9,771)	(5,885)	16,227
Depreciation and amortization on real estate(1)	66,933	54,350	49,361
Impairment charges on real estate	—	71	1,068
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,207)	(751)	2,038
Equity in (earnings) loss of unconsolidated entity	199	234	—
(Gain) loss on insurance settlement, disposition of assets and sale of hotel properties	(25,165)	(15,738)	(23,797)
Company’s portion of FFO of OpenKey	(201)	(224)	—
FFO available to common stockholders and OP unitholders	30,788	32,057	44,897
Series B Cumulative Convertible Preferred Stock dividends	6,842	6,829	6,795
Transaction and conversion costs	2,076	2,965	6,774
Other (income) expense	13,947	253	377
Interest expense accretion on refundable membership club benefits	864	676	—
Write-off of loan costs and exit fees	647	4,178	3,874
Amortization of loan costs (1)	4,263	4,164	4,804
Unrealized (gain) loss on investment in Ashford Inc.	(7,872)	8,010	(9,717)
Unrealized (gain) loss on derivatives (1)	1,103	82	2,053
Non-cash stock/unit-based compensation	7,943	7,004	(1,327)
Legal, advisory and settlement costs	527	(241)	3,711
Contract modification cost	—	—	5,000
Software implementation costs	—	—	79
Uninsured hurricane and wildfire related costs	—	412	3,821
Tax reform (1)	—	—	(161)
Company’s portion of adjustments to FFO of OpenKey	28	7	—
AFFO available to common stockholders and OP unitholders	$61,156	$66,396	$70,980
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2019	2018	2017
Amortization of loan costs	$(80)	$(96)	$(99)
Depreciation and amortization on real estate	(3,179)	(3,033)	(2,901)
Unrealized gain (loss) on derivatives	—	—	(3)
Tax reform	—	—	55

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
At December 31, 2019, our total gross indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at December 31, 2019, would be approximately $2.7 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2019, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into credit default swap transactions with notional amount totaling $50.0 million to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.2 million at December 31, 2019.
We hold interest rate floors with notional amounts totaling $5.0 billion and strike rates ranging from -0.25% to 1.63%. Our total exposure is capped at our initial total cost of $3.6 million. These instruments have termination dates ranging from March 2020 to July 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Braemar Hotels & Resorts Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases, and the associated amendments (Topic 842), using the modified retrospective method.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 12, 2020

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Investments in hotel properties, gross	$1,791,174	$1,562,806
Accumulated depreciation	(309,752)	(262,905)
Investments in hotel properties, net	1,481,422	1,299,901
Cash and cash equivalents	71,995	182,578
Restricted cash	58,388	75,910
Accounts receivable, net of allowance of $153 and $101, respectively	19,053	12,739
Inventories	2,794	1,862
Prepaid expenses	4,992	4,409
Investment in unconsolidated entity	1,899	1,766
Investment in Ashford Inc., at fair value	—	10,114
Derivative assets	582	772
Other assets	13,018	13,831
Operating lease right-of-use assets	82,596	—
Intangible assets, net	5,019	27,678
Due from related parties, net	551	—
Due from third-party hotel managers	16,638	4,927
Total assets	$1,758,947	$1,636,487
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,058,486	$985,873
Accounts payable and accrued expenses	94,919	64,116
Dividends and distributions payable	9,143	8,514
Due to Ashford Inc.	4,344	4,001
Due to related parties, net	—	224
Due to third-party hotel managers	1,685	1,633
Operating lease liabilities	61,118	—
Other liabilities	17,508	29,033
Total liabilities	1,247,203	1,093,394
Commitments and contingencies (note 18)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 5,008,421 and 4,965,850 shares issued and outstanding at December 31, 2019 and 2018, respectively	106,920	106,123
Redeemable noncontrolling interests in operating partnership	41,570	44,885
Equity:
Preferred stock, $0.01 value, 50,000,000 shares authorized:
Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at December 31, 2019 and 2018	16	16
Common stock, $0.01 par value, 200,000,000 shares authorized, 32,885,217 and 32,511,660 shares issued and outstanding at December 31, 2019 and 2018, respectively	329	325
Additional paid-in capital	519,551	512,545
Accumulated deficit	(150,629)	(115,410)
Total stockholders’ equity of the Company	369,267	397,476
Noncontrolling interest in consolidated entities	(6,013)	(5,391)
Total equity	363,254	392,085
Total liabilities and equity	$1,758,947	$1,636,487
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Rooms	$303,848	$282,775	$286,006
Food and beverage	115,085	94,671	96,415
Other	68,674	53,952	31,484
Total hotel revenue	487,607	431,398	413,905
Other	7	—	158
Total revenue	487,614	431,398	414,063
EXPENSES
Hotel operating expenses:
Rooms	70,297	62,498	65,731
Food and beverage	85,679	66,386	68,469
Other expenses	151,063	128,100	122,322
Management fees	16,573	15,648	15,074
Total hotel operating expenses	323,612	272,632	271,596
Property taxes, insurance and other	27,985	26,027	21,337
Depreciation and amortization	70,112	57,383	52,262
Impairment charges	—	71	1,068
Advisory services fee	20,527	20,012	9,134
Contract modification cost	—	—	5,000
Transaction costs	704	949	6,678
Corporate general and administrative	5,435	4,237	8,146
Total expenses	448,375	381,311	375,221
Gain (loss) on insurance settlement, disposition of assets and sale of hotel properties	25,165	15,738	23,797
OPERATING INCOME (LOSS)	64,404	65,825	62,639
Equity in earnings (loss) of unconsolidated entity	(199)	(234)	—
Interest income	1,087	1,602	690
Other income (expense)	(13,947)	(253)	(377)
Interest expense and amortization of loan costs	(54,507)	(49,653)	(38,937)
Write-off of loan costs and exit fees	(647)	(4,178)	(3,874)
Unrealized gain (loss) on investment in Ashford Inc.	7,872	(8,010)	9,717
Unrealized gain (loss) on derivatives	(1,103)	(82)	(2,056)
INCOME (LOSS) BEFORE INCOME TAXES	2,960	5,017	27,802
Income tax (expense) benefit	(1,764)	(2,432)	522
NET INCOME (LOSS)	1,196	2,585	28,324
(Income) loss attributable to noncontrolling interest in consolidated entities	(2,032)	(2,016)	(3,264)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,207	751	(2,038)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$371	$1,320	$23,022
Preferred dividends	(10,142)	(7,205)	(6,795)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,771)	$(5,885)	$16,227
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.32)	$(0.19)	$0.52
Weighted average common shares outstanding – basic	32,289	31,944	30,473
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.32)	$(0.19)	$0.51
Weighted average common shares outstanding – diluted	32,289	31,944	34,706
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
NET INCOME (LOSS)	$1,196	$2,585	$28,324
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	1,196	2,585	28,324
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(2,032)	(2,016)	(3,264)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,207	751	(2,038)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$371	$1,320	$23,022
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities		5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit		Total
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2016	—	$—	26,022	$260	$401,790	$(93,254)	$(5,363)	$303,433	2,891	$65,960	$59,544
Purchase of common stock	—	—	(37)	—	(395)	—	—	(395)	—	—	—
Equity-based compensation	—	—	—	—	(166)	—	—	(166)	—	—	(1,161)
Issuance of common stock	—	—	5,750	57	66,385	—	—	66,442	—	—	—
Issuance of restricted shares/units	—	—	197	2	(2)	—	—	—	—	—	21
Forfeiture of restricted common shares	—	—	(6)	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	2,075	40,163	—
Dividends declared – common stock ($0.64/share)	—	—	—	—	—	(20,623)	—	(20,623)	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,795)	—	(6,795)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,791)
Redemption/conversion of operating partnership units	—	—	194	2	2,179	—	—	2,181	—	—	(2,181)
Net income (loss)	—	—	—	—	—	23,022	3,264	26,286	—	—	2,038
Redemption value adjustment	—	—	—	—	—	8,843	—	8,843	—	—	(8,843)
Balance at December 31, 2017	—	$—	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	4,966	$106,123	$46,627
Purchase of common stock	—	—	(31)	—	(323)	—	—	(323)	—	—	—
Equity-based compensation	—	—	—	—	5,182	—	—	5,182	—	—	1,822
Issuance of restricted shares/units	—	—	429	4	54	—	—	58	—	—	18
Forfeiture of restricted common shares	—	—	(6)	—	—	—	—	—	—	—	—
Issuance of preferred shares	1,600	16	—	—	37,841	—	—	37,857	—	—	—
Dividends declared – common stock ($0.64/share)	—	—	—	—	—	(20,695)	—	(20,695)	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,829)	—	(6,829)	—	—	—
Dividends declared – preferred stock - Series D ($0.2349/share)	—	—	—	—	—	(376)	—	(376)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,854)
Net income (loss)	—	—	—	—	—	1,320	2,016	3,336	—	—	(751)
Redemption value adjustment	—	—	—	—	—	(23)	—	(23)	—	—	23
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	$44,885
Impact of adoption of new accounting standard	—	—	—	—	—	(103)	—	(103)	—	—	—
Distribution of Ashford Inc. common stock	—	—	—	—	—	(3,509)	—	(3,509)	—	—	(456)
Purchase of common stock	—	—	(45)	—	(520)	—	—	(520)	—	—	—
Equity-based compensation	—	—	—	—	5,342	—	—	5,342	—	—	2,601
Issuance of restricted shares/units	—	—	260	2	(2)	—	—	—	—	—	8
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	42	797	—
Preferred shares issuance costs	—	—	—	—	(13)	—	—	(13)	—	—	—
Dividends declared – common stock ($0.64/share)	—	—	—	—	—	(21,302)	—	(21,302)	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,842)	—	(6,842)	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,594)
Redemption/conversion of operating partnership units	—	—	165	2	2,199	—	—	2,201	—	—	(2,201)
Net income (loss)	—	—	—	—	—	371	2,032	2,403	—	—	(1,207)
Redemption value adjustment	—	—	—	—	—	(534)	—	(534)	—	—	534
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	$41,570

See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,196	$2,585	$28,324
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	70,112	57,383	52,262
Equity-based compensation	7,943	7,004	(1,327)
Bad debt expense	444	501	256
Amortization of loan costs	4,343	4,260	4,903
Write-off of loan costs and exit fees	647	4,178	3,874
Amortization of intangibles	651	194	180
Amortization of non-refundable membership initiation fees	(181)	(36)	—
Interest expense accretion on refundable membership club deposits	864	676	—
Write-off of income guarantee	—	2,000	—
(Gain) loss on insurance settlement, disposition of assets and sale of hotel properties	(25,165)	(15,738)	(23,797)
Impairment charges	—	71	1,068
Realized and unrealized (gain) loss on derivatives	1,381	82	2,327
Realized and unrealized (gain) loss on investment in Ashford Inc.	5,552	8,010	(9,717)
Net settlement of trading derivatives	(1,076)	102	(1,397)
Equity in (earnings) loss of unconsolidated entity	199	234	—
Deferred income tax expense (benefit)	764	(807)	615
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	(5,788)	5,249	6,901
Insurance receivable	—	8,825	3,580
Prepaid expenses and other assets	(2,228)	2,447	(846)
Accounts payable and accrued expenses	13,394	(8,172)	782
Operating lease right-of-use assets	518	—	—
Due to/from related parties, net	(775)	560	41
Due to affiliate	—	—	(2,500)
Due to/from third-party hotel managers	(5,484)	1,634	7,777
Due to/from Ashford Trust OP, net	—	—	488
Due to/from Ashford Inc.	(555)	1,833	(3,382)
Operating lease liabilities	(194)	—	—
Other liabilities	(300)	(12,342)	196
Net cash provided by (used in) operating activities	66,262	70,733	70,608
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	11,020	32,364	11,918
Net proceeds from disposition of assets and sale of hotel properties	10,300	65,336	103,094
Proceeds from sale of investment in Ashford Inc.	597	—	—
Proceeds from liquidation of AQUA U.S. Fund	—	—	2,289
Acquisition of hotel properties, net of cash and restricted cash acquired	(111,751)	(184,960)	(248,199)
Investment in unconsolidated entity	(332)	(2,000)	—
Improvements and additions to hotel properties	(136,259)	(77,564)	(43,044)
Net cash provided by (used in) investing activities	(226,425)	(166,824)	(173,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	329,500	575,000	523,500
Repayments of indebtedness	(257,086)	(400,551)	(464,228)
Payments of loan costs and exit fees	(4,447)	(9,517)	(11,342)
Payments for derivatives	(115)	(362)	(375)
Purchase of common stock	(384)	(323)	(395)
Payments for dividends and distributions	(33,409)	(30,328)	(27,101)
Proceeds from issuance of preferred stock	645	37,954	40,163
Proceeds from issuance of common stock	—	—	66,442
Distributions to noncontrolling interest in consolidated entities	(2,654)	(2,654)	(2,654)
Other	8	18	21
Net cash provided by (used in) financing activities	32,058	169,237	124,031
Net change in cash, cash equivalents and restricted cash	(128,105)	73,146	20,697
Cash, cash equivalents and restricted cash at beginning of year	258,488	185,342	164,645
Cash, cash equivalents and restricted cash at end of year	$130,383	$258,488	$185,342

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$49,645	$43,886	$34,267
Income taxes paid (refund)	(11)	2,299	803
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$9,143	$8,514	$8,146
Common stock purchases accrued but not paid	136	—	—
Capital expenditures accrued but not paid	18,572	10,637	4,430
Unsettled preferred stock offering proceeds	75	—	—
Non-cash dividends paid	—	58	—
Accrued preferred stock offering expenses	33	97	—
Non-cash settlement of note receivable	—	8,098	—
Non-cash settlement of TIF loan	—	8,098	—
Distribution of Ashford Inc. common stock	3,965	—	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$182,578	$137,522	$126,790
Restricted cash at beginning of period	75,910	47,820	37,855
Cash, cash equivalents and restricted cash at beginning of period	$258,488	$185,342	$164,645

Cash and cash equivalents at end of period	$71,995	$182,578	$137,522
Restricted cash at end of period	58,388	75,910	47,820
Cash, cash equivalents and restricted cash at end of period	$130,383	$258,488	$185,342
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2019, 2018 and 2017

1. Organization and Description of Business
Braemar Hotels & Resorts Inc., together with its subsidiaries (“Braemar”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Code. Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (“Braemar OP”). In this report, the terms the “Company,” “we,” “us” or “our” refers to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its consolidated financial statements.
We are advised by Ashford LLC through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. On November 6, 2019, Ashford Inc. completed its acquisition of Remington Lodging’s hotel management business from Mr. Monty J. Bennett, chairman of our board of directors, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Remington Hotels, a subsidiary of Ashford Inc. after November 6, 2019, manages three of our thirteen hotel properties. Third-party management companies manage the remaining hotel properties.
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
The accompanying consolidated financial statements include the accounts of wholly-owned and majority owned subsidiaries of Braemar OP that as of December 31, 2019, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of December 31, 2019, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as TRSs for U.S. federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property located in the USVI is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations.
As of December 31, 2019, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor, Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Unconsolidated Entity—As of December 31, 2019, we held a 8.6% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity of earnings (loss) in unconsolidated entity. No such impairment was recorded for the years ended December 31, 2019, 2018 and 2017.
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
Leases—We determine if an arrangement is a lease at the commencement date. Operating leases, as lessee, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets. We currently do not have any finance leases.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and initial direct costs incurred and excludes lease incentives. The lease terms used to calculate our right-of-use asset may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Subsequent to the initial recognition, lease liabilities are measured using the effective interest method. The ROU asset is generally reduced utilizing a straight-line method adjusted for the lease liability accretion during the period.
We have lease agreements with lease and non-lease components, which under the elected practical expedients under ASC 842, we are not accounting for separately. For certain equipment leases, such as office equipment, copiers and vehicles, we account for the lease and non-lease components as a single lease component.
As of January 1, 2019, we recorded operating lease liabilities as well as a corresponding operating lease ROU asset which includes deferred rent and the reclassified intangible assets and intangible liabilities associated with above/below market-rate leases where we are the lessee.
Intangible Assets, net—Intangible assets, net represents the customer relationships associated with the Ritz-Carlton, Sarasota acquisition, which are amortized using the straight-line method over its expected useful life. See note 20.
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
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. None of our derivative instruments are designated as cash flow hedges. Interest rate derivatives, credit default swaps and options on futures contracts are reported as “derivative assets” in our consolidated balance sheets. For interest rate derivatives, credit default swaps and options on futures contracts, changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense),” respectively, in our consolidated statements of operations.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due to/from Related Parties, net—Due to/from related parties, net, represent current receivables and payables resulting from transactions related to hotel management with a related party. Due to/from related parties is generally settled within a period not exceeding one year.
Due to/from Ashford Inc.—Due to/from Ashford Inc. represents payables related to the advisory services fee, including reimbursable expenses as well as other hotel products and services. These payables are generally settled within a period not exceeding one year. See note 17.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at December 31, 2019 and 2018, and is reported in equity in our consolidated balance sheets.
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
Revenue Recognition— On January 1, 2018, we adopted Topic 606 using the modified retrospective method. As the adoption of this standard did not have a material impact on our consolidated financial statements, no adjustments to opening retained earnings were made as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605 - Revenue Recognition.
Rooms revenue represents revenues from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to the adoption of Topic 606 on January 1, 2018, hotel revenues, including rooms, food, beverage, and ancillary revenues such as long-distance telephone service, laundry, parking and space rentals, were recognized when services have been rendered. Taxes collected from customers and submitted to taxing authorities were not recorded in revenue.
Other Hotel Expenses—Other hotel expenses include Internet, telephone charges, guest laundry, valet parking, hotel-level general and administrative, sales and marketing expenses, repairs and maintenance, franchise fees and utility costs. They are expensed as incurred.
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2019, 2018 and 2017, we incurred advertising costs of $4.5 million, $3.8 million and $3.4 million, respectively. Advertising costs are included in “other” hotel expenses in our consolidated statements of operations.
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
Income Taxes—As a REIT, we generally are not subject to federal corporate income tax on the portion of our net income (loss) that does not relate to TRSs. However, Braemar TRS and our USVI TRS are treated as TRSs for U.S. federal income tax purposes. In accordance with authoritative accounting guidance, we account for income taxes related to our TRSs using the asset and liability method under which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the analysis utilized by us in determining our deferred tax asset valuation allowance involves considerable management judgment and assumptions. See note 19.
The entities that own twelve of our thirteen hotel properties are considered partnerships for U.S. federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the thirteen hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be TRSs of Braemar. The entities that operate the two hotel properties owned by a consolidated partnership elected to be treated as TRSs of Ashford Trust in April 2007, when the partnership was acquired by Ashford Trust. As a result of Ashford Trust’s distribution of its remaining common units of Braemar OP and shares

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of common stock of Braemar on July 27, 2015, the Braemar TRSs revoked their elections to be TRSs of Ashford Trust effective July 29, 2015. The Braemar TRSs remain TRSs of Braemar.
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Under the new standard, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”) and ASU 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). The amendments in ASU 2018-10 affect only narrow aspects of the guidance issued in the amendments in ASU 2016-02, including but not limited to lease residual value guarantee, rate implicit in the lease, lease term and purchase option. The amendments in ASU 2018-11 provide an optional transition method for adoption of the new standard, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The amendments create a lessor practical expedient applicable to sales and other similar taxes incurred in connection with a lease, and simplify lessor accounting for lessor costs paid by the lessee.
We adopted the standard effective January 1, 2019 on a modified retrospective basis and implemented internal controls to enable the preparation of financial information on adoption. We elected the practical expedients which provide us the option to apply the new guidance at its effective date on January 1, 2019 without having to adjust the comparative prior period financial statements. The package of practical expedients also allowed us to carry forward the historical lease classification. Additionally, in conjunction with the transition from ASC 840 to ASC 842, we elected the practical expedients allowing us not to separate lease and non-lease components and not record leases with an initial term of twelve months or less (“short-term leases”) on the balance sheet across all existing asset classes.
The adoption of this standard has resulted in the recognition of ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $60.6 million as well as a corresponding operating lease ROU asset of $82.5 million, which includes, among other things, the reclassified intangible assets of $22.3 million. The standard did not have a material impact on our consolidated statements of operations and statements of cash flows. See related disclosures in note 6.
Recently Issued Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2018-19”). ASU 2019-10 updates the effective dates for ASU 2016-13, but there is no change for public companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the amendments of ASU 2016-13. We are currently evaluating the impact that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 will have on our consolidated financial statements and related disclosures.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$115,826	$37,022	$15,930	$—	$168,778
Colorado	1	18,209	12,430	10,049	—	40,688
Florida	2	47,166	26,656	16,758	—	90,580
Illinois	1	25,366	7,839	1,565	—	34,770
Pennsylvania	1	26,016	4,738	1,133	—	31,887
Washington	1	29,235	6,633	1,629	—	37,497
Washington, D.C.	1	38,735	16,710	1,840	—	57,285
USVI	1	3,295	3,057	19,770	—	26,122
Corporate entities	—	—	—	—	7	7
Total	13	$303,848	$115,085	$68,674	$7	$487,614

	Year Ended December 31, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$89,361	$23,874	$10,432	$—	$123,667
Colorado	1	18,349	12,022	9,921	—	40,292
Florida	2	35,395	19,156	11,290	—	65,841
Illinois	1	25,909	8,173	1,316	—	35,398
Pennsylvania	1	28,107	5,641	1,235	—	34,983
Washington	1	31,688	6,798	1,405	—	39,891
Washington, D.C.	1	39,191	14,752	1,138	—	55,081
USVI	1	6,604	1,379	13,651	—	21,634
Sold hotel properties	1	8,171	2,876	3,564	—	14,611
Total	13	$282,775	$94,671	$53,952	$—	$431,398

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2017
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$78,346	$21,717	$8,115	$—	$108,178
Colorado	1	8,753	6,904	6,312	—	21,969
Florida	1	17,202	3,454	2,576	—	23,232
Illinois	1	24,841	7,713	748	—	33,302
Pennsylvania	1	26,337	4,600	925	—	31,862
Washington	1	31,409	7,985	1,320	—	40,714
Washington, D.C.	1	42,325	15,685	1,306	—	59,316
USVI	1	23,171	11,845	8,941	—	43,957
Sold hotel properties	2	33,622	16,512	1,241	—	51,375
Corporate entities	—	—	—	—	158	158
Total	13	$286,006	$96,415	$31,484	$158	$414,063
For the years ended December 31, 2019, 2018 and 2017, the Company recorded revenue from business interruption losses associated with lost profits from hurricanes of $19.3 million, $13.9 million and $4.1 million, respectively. Additionally, during the years ended December 31, 2019 and 2018, the Company recorded revenue of $0 and $1.9 million, respectively, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires.
For the year ended December 31, 2018, the Company recorded $3.4 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. No such revenue was recorded for the year ended December 31, 2019.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$455,298	$428,567
Buildings and improvements	1,173,151	989,180
Furniture, fixtures and equipment	129,595	103,025
Construction in progress	33,130	42,034
Total cost	1,791,174	1,562,806
Accumulated depreciation	(309,752)	(262,905)
Investments in hotel properties, net	$1,481,422	$1,299,901
The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $1.3 billion and $1.3 billion as of December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $69.5 million, $56.8 million and $52.1 million, respectively.
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
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) in our consolidated statements of operations for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Total revenue	$43,274
Net income (loss)	$606
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
For the years ended December 31, 2019 and 2018, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $19.3 million and $13.9 million, respectively, which is included in “other” hotel revenue in our consolidated statements of operations. Additionally, for the year ended December 31, 2019, the Company recorded a gain of $26.2 million upon settlement of a portion of the insurance claim. The Company received proceeds of $36.6 million and $48.1 million, from our insurance carriers for property damage and business interruption from the hurricanes during the years ended December 31, 2019 and 2018, respectively.
Additionally, during the years ended December 31, 2019 and 2018, the Company recorded revenue of $0 and $1.9 million, respectively, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Hotel Yountville as a result of the Napa wildfires, which is included in “other” hotel revenue in our consolidated statements of operations. During the years ended December 31, 2019 and 2018, the Company recorded impairment charges of $0 and $71,000, respectively, as a result of a change in estimate of property damage as a result of the hurricanes. During the year ended December 31, 2019, the Company recorded a loss of $1.2 million related to the disposition of FF&E resulting from the renovation at The Notary Hotel. As of December 31, 2019 and 2018, the Company had a net liability of $2.2 million and $17.1 million, respectively, included in “other liabilities” on the consolidated balance sheet, as it has received insurance proceeds in excess of the sum of its impairment, remediation expenses and business interruption revenue recorded through December 31, 2019. The Company will not record

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.
5. Hotel Dispositions
On November 1, 2017, the Company sold the Plano Marriott Legacy Town Center for $104.0 million in cash. The sale resulted in a gain of $23.8 million for the year ended December 31, 2017 and is included in “gain (loss) on insurance settlement, disposition of assets and sale of hotel properties” in our consolidated statements of operations.
On June 1, 2018, the Company sold the Tampa Renaissance hotel for $68.0 million in cash. The sale resulted in a gain of $15.7 million for the year ended December 31, 2018 and is included in “gain (loss) on insurance settlement, disposition of assets and sale of hotel properties” in our consolidated statements of operations.
Since the sale of the hotel properties did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our consolidated financial statements.
We included the results of operations for these hotel properties through the dates of disposition in net income (loss) as shown in our consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. The following table includes the consolidated financial information from these hotel properties (in thousands):

	Year Ended December 31,
	2018	2017
Total hotel revenue	$14,611	$51,375
Total hotel operating expenses	(7,431)	(32,716)
Property taxes, insurance and other	(529)	(2,255)
Depreciation and amortization	(1,294)	(7,552)
Impairment charges	(12)	(10)
Gain (loss) on insurance settlement, disposition of assets and sale of hotel properties	15,738	23,797
Operating income (loss)	21,083	32,639
Interest expense and amortization of loan costs	(791)	(4,042)
Write-off of loan costs and exit fees	—	(2,192)
Income (loss) before income taxes	20,292	26,405
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,277)	(3,018)
Income (loss) before income taxes attributable to the Company	$18,015	$23,387
6. Leases
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
The adoption of this standard has resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $60.6 million as well as a corresponding operating lease ROU asset of $82.5 million, which includes, among other things, the reclassified intangible assets of $22.3 million. The standard did not have a material impact on our consolidated statements of operations and statements of cash flows.
The majority of our leases are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2019.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The discount rate used to calculate the lease liability and ROU asset related to our ground leases is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. The IBR is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term and at an amount equal to the lease payments in a similar economic environment.
As of December 31, 2019, our leased assets and liabilities consisted of the following (in thousands):

December 31, 2019
Assets
Operating lease right-of-use assets	$82,596

Liabilities
Operating lease liabilities	$61,118
We incurred the following lease costs related to our operating leases (in thousands):

		Year ended
	Classification	December 31, 2019
Operating lease cost (1)	Hotel operating expenses - other	$5,834
_______________________________________
(1) For the year ended December 31, 2019, operating lease cost includes approximately $1.4 million of variable lease cost associated with the ground leases and $651,000 of amortization costs related to the intangible assets that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

Year ended
December 31, 2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$3,223
Weighted Average Remaining Lease Term
Operating leases (1)	47 years
Weighted Average Discount Rate
Operating leases (1)	4.98%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and discount rates of the ground leases.
Future minimum lease payments due under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

Operating Leases
2020	$3,258
2021	3,269
2022	3,224
2023	3,227
2024	3,226
Thereafter	148,440
Total future minimum lease payments	164,644
Less: interest	(103,526)
Present value of operating lease liabilities	$61,118

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments due under non-cancellable leases under ASC 840 as of December 31, 2018 were as follows (in thousands):

2019	$3,161
2020	3,156
2021	3,152
2022	3,164
2023	3,177
Thereafter	151,244
Total	$167,054
Enhanced Return Funding Program
We lease certain assets from Ashford Inc. under the Enhanced Return Funding Program. See note 17.
7. Investment in Unconsolidated Entity
Ashford Inc.
As of December 31, 2018, we held approximately 195,000 shares of Ashford Inc. common stock. The closing price per share of Ashford Inc. common stock on the NYSE American LLC was $51.90 as of December 31, 2018. This represented an approximate 8.1% ownership interest in the outstanding common stock of Ashford Inc.
We elected to use the fair value option, under the applicable accounting guidance, to account for our investment in Ashford Inc. as the fair value is readily available since Ashford Inc. common stock is traded on a national exchange. The fair value of our investment in Ashford Inc. was included in “investment in Ashford Inc., at fair value” on our consolidated balance sheet as of December 31, 2018. Changes in market value are included in “unrealized gain (loss) on investment in Ashford Inc.” on our consolidated statements of operations.
On October 2, 2019, we entered into a stock purchase agreement with Ashford LLC under which Ashford LLC purchased all of the common stock of Ashford Inc. held by one of our TRS subsidiaries, totaling 19,897 shares, for $30 per share, resulting in total proceeds of approximately $597,000 to the Company. For the year ended December 31, 2019 a loss of $436,000 was recognized as a result of changes in fair value.
On October 21, 2019, our board of directors declared the distribution of its remaining 174,983 shares of common stock of Ashford Inc. Both common stockholders of Braemar and unitholders of Braemar OP received their pro-rata share of Ashford Inc. common stock. The distribution to Company Record Holders was completed through a pro-rata taxable dividend of Ashford Inc. common stock on the “Distribution Date to Company Record Holders as of the close of business of the NYSE on the Record Date. On the Distribution Date, each Company Record Holder received approximately 0.0047 shares of Ashford Inc. common stock for every unit and/or share of the Company’s common stock held by such Company Record Holder on the Record Date. No fractional shares of Ashford Inc. common stock were issued. Fractional shares of Ashford Inc. common stock to which Company Record Holders would otherwise be entitled were aggregated and, after the distribution, sold in the open market by the distribution agent. The aggregate net proceeds of the sales were distributed in a pro-rata manner as cash payments to the Company Record Holders who would otherwise have received fractional shares of Ashford Inc. common stock. The fair value of the Ashford Inc. common stock at the time of the distribution was $4.0 million. For the year ended December 31, 2019 a loss of $5.1 million was recognized as a result of changes in fair value. Subsequent to the distribution, we do not have any ownership interest in Ashford Inc. See notes 10 and 11.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables summarize the condensed consolidated balance sheet as of December 31, 2018, and the condensed consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, of Ashford Inc. (in thousands):
Ashford Inc.
Condensed Consolidated Balance Sheet

December 31, 2018
Total assets	$379,005
Total liabilities	$108,726
Series B Convertible Preferred Stock	200,847
Redeemable noncontrolling interests	3,531
Total stockholders’ equity of Ashford Inc.	65,443
Noncontrolling interests in consolidated entities	458
Total equity	65,901
Total liabilities and equity	$379,005
Our investment in Ashford Inc., at fair value	$10,114
Ashford Inc.
Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
Total revenue	$291,250	$195,520	$81,573
Total operating expenses	(302,480)	(196,359)	(92,095)
Operating income (loss)	(11,230)	(839)	(10,522)
Equity in earnings (loss) of unconsolidated entities	(286)	—	—
Realized and unrealized gain (loss) on investments, net	—	—	(91)
Interest expense and amortization of loan cost	(2,367)	(1,200)	(122)
Other income (expense)	49	(505)	264
Income tax (expense) benefit	(1,540)	10,364	(9,723)
Net income (loss)	(15,374)	7,820	(20,194)
(Income) loss from consolidated entities attributable to noncontrolling interests	536	924	358
Net (income) loss attributable to redeemable noncontrolling interests	983	1,438	1,484
Net income (loss) attributable to Ashford Inc.	$(13,855)	$10,182	$(18,352)
Preferred dividends	(14,435)	(4,466)	—
Amortization of preferred stock discount	(1,928)	(730)	—
Net income attributable to common stockholders	$(30,218)	$4,986	$(18,352)
Our realized gain (loss) on investment in Ashford Inc.	$(13,424)	$—	$—
Our unrealized gain (loss) on investment in Ashford Inc.	$7,872	$(8,010)	$9,717
OpenKey
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. On March 28, 2018, the Company made an initial $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest, which investment was recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. In 2019, we made additional investments of $332,000 which was recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of December 31, 2019, the Company has made investments in OpenKey totaling $2.3 million. Our investment is recorded as “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2019	December 31, 2018
Carrying value of the investment in OpenKey (in thousands)	$1,899	$1,766
Ownership interest in OpenKey	8.6%	8.2%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2019	2018
Equity in earnings (loss) of unconsolidated entity	$(199)	$(234)
8. Indebtedness, net
Indebtedness and the carrying values of related collateral were as follows (in thousands):

				December 31, 2019		December 31, 2018
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Secured revolving credit facility(3)	Equity	October 2022	Base Rate(2) + 1.25% to 2.50% or LIBOR(1) + 2.25% to 3.50%	$—	$—	$—	$—
Mortgage loan(4)	Capital Hilton	November 2019	LIBOR(1) + 2.65%	—	—	187,086	223,164
	Hilton La Jolla Torrey Pines
Mortgage loan(5)	Ritz-Carlton, St. Thomas	December 2019	LIBOR(1) + 4.95%	—	—	42,000	64,683
Mortgage loan(6)	Pier House Resort	March 2020	LIBOR(1) + 2.25%	—	—	70,000	88,018
Mortgage loan(7)	Park Hyatt Beaver Creek	April 2020	LIBOR(1) + 2.75%	67,500	144,667	67,500	143,517
Mortgage Loan(8)	The Notary Hotel	June 2020	LIBOR(1) + 2.16%	435,000	465,005	435,000	450,266
	Courtyard San Francisco Downtown
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan(5)	Ritz-Carlton, St. Thomas	August 2021	LIBOR(1) + 4.95%	42,500	134,796	—	—
Mortgage loan	Hotel Yountville	May 2022	LIBOR(1) + 2.55%	51,000	90,088	51,000	92,789
Mortgage loan	Bardessono Hotel	August 2022	LIBOR(1) + 2.55%	40,000	59,542	40,000	58,425
Mortgage loan	Ritz-Carlton, Sarasota	April 2023	LIBOR(1) + 2.65%	100,000	166,023	100,000	179,039
Mortgage loan	Ritz-Carlton, Lake Tahoe	January 2024	LIBOR(1) + 2.10%	54,000	115,988	—	—
Mortgage loan(4)	Capital Hilton	February 2024	LIBOR(1) + 1.70%	195,000	215,163	—	—
	Hilton La Jolla Torrey Pines
Mortgage loan(6)	Pier House Resort	September 2024	LIBOR(1) + 1.85%	80,000	90,150	—	—
				1,065,000	1,481,422	992,586	1,299,901
Deferred loan costs, net				(6,514)	—	(6,713)	—
Indebtedness, net				$1,058,486	$1,481,422	$985,873	$1,299,901
__________________

(1)	LIBOR rates were 1.763% and 2.503% at December 31, 2019 and 2018, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR +1.0%.

(3)
On October 25, 2019, we amended our secured revolving credit facility with a borrowing capacity of $100.0 million set to mature in November 2019, with a new secured revolving credit facility with a borrowing capacity of $75.0 million set to mature in October 2022. The new secured revolving credit facility has two one-year extension options, subject to the satisfaction of certain conditions.

(4)
On January 22, 2019, we refinanced our mortgage loan with an outstanding balance of $186.8 million with a new $195.0 million mortgage loan with a five-year term. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 1.70%.

(5)
On August 5, 2019, we amended our mortgage loan totaling $42.0 million. The amended mortgage loan totaling $42.5 million has a two-year initial term and three one-year extension options, subject to the satisfaction of certain conditions. The amended mortgage loan is interest only and bears interest at a rate of LIBOR + 4.95%.

(6)
On September 30, 2019, we refinanced our mortgage loan totaling $70.0 million with a new $80.0 million mortgage loan with a five-year term. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 1.85%.

(7)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in April 2019.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(8)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.
Maturities and scheduled amortization of indebtedness as of December 31, 2019 for each of the following five years and thereafter are as follows (in thousands):

2020	$502,500
2021	43,000
2022	92,000
2023	98,500
2024	329,000
Thereafter	—
Total	$1,065,000
On April 4, 2018, in connection with the acquisition of the 266-room Ritz-Carlton, Sarasota in Sarasota, Florida, the Company completed the financing of a $100.0 million mortgage loan. This mortgage loan provides for an interest rate of LIBOR + 2.65%. The mortgage loan is interest only until July 1, 2021 and then amortizes 1% annually for the remaining term. The stated maturity is April 2023.
On May 23, 2018, the Company refinanced two mortgage loans with an outstanding balance of $357.6 million with a new $435.0 million mortgage loan with a two-year initial term and five one -year extension options subject to the satisfaction of certain conditions. As a result of the refinance the Tampa Renaissance became unencumbered. The new mortgage loan is interest only and bears interest at a rate of LIBOR + 2.16%. The loan is secured by four hotels: The Notary Hotel, Marriott Seattle Waterfront, Courtyard San Francisco Downtown and Sofitel Chicago Magnificent Mile.
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
On October 25, 2019, the Company entered into a new $75.0 million secured revolving credit facility which replaces the Company’s previous credit facility that was scheduled to mature on November 10, 2019. The new credit facility provides for a three-year revolving line of credit and bears interest at a range of 1.25% to 2.50% over Base Rate or 2.25% to 3.50% over LIBOR, depending on the leverage level of the Company. There are two, one-year extension options subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $175.0 million to an aggregate size of $250.0 million. There were no amounts outstanding on the Company’s previous credit facility.
We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2019, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended.

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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Year Ended December 31,
Interest rate caps	2019	2018	2017
Notional amount (in thousands)	$391,000	$727,000	$844,200
Strike rate low end of range	3.00%	2.43%	3.00%
Strike rate high end of range	7.80%	7.80%	11.61%
Effective date range	January 2019 - December 2019	February 2018 - December 2018	January 2017 - December 2017
Termination date range	March 2020 - October 2021	March 2019 - June 2020	March 2018 - September 2019
Total cost of interest rate caps (in thousands)	$115	$362	$375

Interest rate floors
Notional amount (in thousands)	$2,000,000	$4,000,000	$3,850,000
Strike rate low end of range	1.63%	1.38%	1.00%
Strike rate high end of range	1.63%	2.00%	1.50%
Effective date	January 2019	July 2018	September 2017 - December 2017
Termination date range	March 2020	June 2019 - September 2019	March 2019 - June 2019
Total cost of interest rate floors (in thousands)	$75	$138	$140
_______________
No instruments were designated as cash flow hedges
Interest rate derivatives consisted of the following:

Interest rate caps (1)	December 31, 2019	December 31, 2018
Notional amount (in thousands)	$968,000	$1,292,500
Strike rate low end of range	3.00%	2.43%
Strike rate high end of range	7.80%	11.61%
Termination date range	January 2020 - October 2021	January 2019 - June 2020
Aggregate principal balance on corresponding mortgage loans (in thousands)	$870,000	$805,500

Interest rate floors (1) (2)
Notional amount (in thousands)	$5,000,000	$10,850,000
Strike rate low end of range	(0.25)%	(0.25)%
Strike rate high end of range	1.63%	2.00%
Termination date range	March 2020 - July 2020	March 2019 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of December 31, 2019, we held a credit default swap with a notional amount of $50.0 million, an effective

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.2 million as of December 31, 2019. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
Options on Futures Contracts—During the year ended December 31, 2016, we purchased an option on Eurodollar futures for a total cost of $124,000 and a maturity date of June 2017. During the years ended December 31, 2019, 2018 and 2017, we made no such purchases.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2019, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 1.763% to 1.470% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1	$—	$52	$53
Interest rate derivatives - caps	—	1	—	—	1
Credit default swaps	—	(550)	—	1,078	528
Total	$—	$(548)	$—	$1,130	$582	(2)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$76	$—	$73	$149
Interest rate derivatives - caps	—	20	—	—	20
Credit default swaps	—	546	—	57	603
	—	642	—	130	772	(2)
Non-derivative assets:
Investment in Ashford Inc.	$10,114	$—	$—	$—	$10,114
Total	$10,114	$642	$—	$130	$10,886
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2019		2018		2017
Assets
Derivative assets:
Interest rate derivatives - floors	$(152)		$(179)		$(1,113)
Interest rate derivatives - caps	(134)		(347)		(371)
Credit default swaps	(1,095)	(1)	444	(1)	(785)	(1)
Options on futures contracts	—		—		(58)
Total derivative assets	$(1,381)		$(82)		$(2,327)

Non-derivative assets:
Investment in Ashford Inc.	$(5,552)		$(8,010)		$9,717
Total	(6,933)		(8,092)		7,390
Total combined
Interest rate derivatives - floors	$126		$(179)		$(1,113)
Interest rate derivatives - caps	(134)		(347)		(371)
Credit default swaps	(1,095)		444		(785)
Options on futures contracts	—		—		213
Unrealized gain (loss) on derivatives	(1,103)		(82)		(2,056)
Realized gain (loss) on options interest rate floors	(278)	(2)	—		—
Realized gain (loss) on options on futures contracts	—		—		(271)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	7,872		(8,010)		9,717
Realized gain (loss) on investment in Ashford Inc.	(13,424)	(2)	—		—
Net	$(6,933)		$(8,092)		$7,390
__________________

(1)
Excludes costs of $253, $253 and $106 associated with credit default swaps for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in “other income (expense)” in our consolidated statements of operations.

(2)	Included in “other income (expense)” in our consolidated statements of operations.
11. Summary of Fair Value of Financial Instruments
Determining the estimated fair values of certain financial instruments such as indebtedness requires considerable judgment to interpret market data. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Investment in Ashford Inc.	$—	$—	$10,114	$10,114
Derivative assets	582	582	772	772
Financial assets not measured at fair value:
Cash and cash equivalents	$71,995	$71,995	$182,578	$182,578
Restricted cash	58,388	58,388	75,910	75,910
Accounts receivable, net	19,053	19,053	12,739	12,739
Due from related parties, net	551	551	—	—
Due from third-party hotel managers	16,638	16,638	4,927	4,927
Financial liabilities not measured at fair value:
Indebtedness	$1,065,000	$1,003,863 to $1,109,532	$992,586	$936,904 to $1,035,526
Accounts payable and accrued expenses	94,919	94,919	64,116	64,116
Dividends and distributions payable	9,143	9,143	8,514	8,514
Due to Ashford Inc.	4,344	4,344	4,001	4,001
Due to related parties, net	—	—	224	224
Due to third-party hotel managers	1,685	1,685	1,633	1,633
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
Derivative assets. Fair value of interest rate caps is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of credit default swaps are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 94.3% to 104.2% of the carrying value of $1.1 billion at December 31, 2019, and approximately 94.4% to 104.3% of the carrying value of $992.6 million at December 31, 2018. This is considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net income (loss) attributable to common stockholders—Basic and diluted:
Net income (loss) attributable to the Company	$371	$1,320	$23,022
Less: Dividends on preferred stock	(10,142)	(7,205)	(6,795)
Less: Dividends on common stock	(24,145)	(20,495)	(20,179)
Less: Dividends on unvested performance stock units	(261)	114	(138)
Less: Dividends on unvested restricted shares	(405)	(314)	(267)
Undistributed net income (loss) allocated to common stockholders	(34,582)	(26,580)	(4,357)
Add back: Dividends on common stock	24,145	20,495	20,179
Distributed and undistributed net income (loss)—basic	$(10,437)	$(6,085)	$15,822
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	—	2,038
Distributed and undistributed net income (loss)—diluted	$(10,437)	$(6,085)	$17,860

Weighted average common shares outstanding:
Weighted average common shares outstanding—basic	32,289	31,944	30,473
Effect of assumed conversion of operating partnership units	—	—	4,233
Weighted average common shares outstanding—diluted	32,289	31,944	34,706

Income (loss) per share—basic:
Net income (loss) allocated to common stockholders per share	$(0.32)	$(0.19)	$0.52
Income (loss) per share—diluted:
Net income (loss) allocated to common stockholders per share	$(0.32)	$(0.19)	$0.51
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$405	$314	$267
Income (loss) allocated to unvested performance stock units	261	(114)	138
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,207)	(751)	—
Dividends on preferred stock - Series B	6,842	6,829	6,795
Total	$6,301	$6,278	$7,200
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	51	55	77
Effect of unvested performance stock units	193	48	—
Effect of assumed conversion of operating partnership units	4,219	4,159	—
Effect of assumed conversion of preferred stock - Series B	6,581	6,569	6,064
Total	11,044	10,831	6,141

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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of December 31, 2019, there were approximately 271,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. During the years ended December 31, 2019, 2018 and 2017, approximately 281,000, 312,000 and 389,000 Performance LTIP units were cancelled due to the market condition criteria not being met, respectively. Following the adoption of ASU 2018-07 in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
As of December 31, 2019, we have issued a total of 1.0 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 100,000 LTIP units and 60,000 Performance LTIP units issued from March 2015 to July 2019 had reached full economic parity with, and are convertible into, common units.
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Year Ended December 31,
Type	Line Item	2019	2018	2017
Performance LTIP units	Advisory services fee	$1,144	$785	$(1,630)	(1)
LTIP units	Advisory services fee	1,354	976	405
LTIP units - independent directors	Corporate, general and administrative	103	61	64
Total		$2,601	$1,822	$(1,161)
____________________________________

(1)	The credit to compensation expense is a result of lower fair values as compared to prior periods.
The unamortized cost of the unvested Performance LTIP units of $1.0 million at December 31, 2019 will be expensed over a period of 2.0 years with a weighted average period of 1.2 years. The unamortized cost of the unvested LTIP units of $1.5 million at December 31, 2019, will be amortized over a period of 2.2 years with a weighted average period of 1.4 years.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the common units redeemed and the fair value upon redemption (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
Common units converted to common stock	165	—	194
Fair value of common units converted	$2,201	$—	$1,761
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	December 31, 2019	December 31, 2018
Redeemable noncontrolling interests in Braemar OP	$41,570	$44,885
Adjustments to redeemable noncontrolling interests (1)	$65	$23
Ownership percentage of operating partnership	10.96%	11.22%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical costs.
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Units outstanding at beginning of year	4,833	4,790	4,943
LTIP units issued	91	144	149
Performance LTIP units issued	60	211	281
Units redeemed for shares of common stock	(165)	—	(194)
Performance LTIP units cancelled	(281)	(312)	(389)
Units outstanding at end of year	4,538	4,833	4,790
Units convertible/redeemable at end of year	4,027	4,045	4,028
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,207	$751	$(2,038)
Aggregate distributions to holders of common units, LTIP units and Performance LTIP units	3,050	2,854	2,791
14. Equity
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dividends—The following table summarizes the dividends declared during the period (in thousands):

	Year Ended December 31,
	2019	2018	2017
Common stock	$21,302	$20,695	$20,623
Preferred stock:
Series D cumulative preferred stock	3,300	376	—
Total dividends declared	$24,602	$21,071	$20,623
8.25% Series D Cumulative Preferred Stock—At December 31, 2019 and 2018, there were 1.6 million shares of 8.25% Series D cumulative preferred stock outstanding. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). In general, Series D cumulative preferred stock holders have no voting rights.
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
No shares were repurchased during the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
At-the-Market Common Stock Equity Distribution Program— On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million. As of December 31, 2019, no shares of our common stock have been sold under this program.
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(6.0) million and $(5.4) million at December 31, 2019 and 2018, respectively.
The following table summarizes the (income) loss allocated to noncontrolling interest in consolidated entities (in thousands):

	Year Ended December 31,
	2019	2018	2017
(Income) loss from consolidated entities attributable to noncontrolling interests	$(2,032)	$(2,016)	$(3,264)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. 5.50% Series B Cumulative Convertible Preferred Stock
Each share of our 5.5% Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) is convertible at any time, at the option of the holder, into a number of whole shares of common stock at a conversion price of $18.70 (which represents a conversion rate of 1.3372 shares of our common stock, subject to certain adjustments). The Series B Convertible Preferred Stock is also subject to conversion upon certain events constituting a change of control. Holders of the Series B Convertible Preferred Stock have no voting rights, subject to certain exceptions. The Series B Convertible Preferred Stock dividend for all issued and outstanding shares is set at $1.375 per annum per share.
Pursuant to the Articles Supplementary establishing the Series B Convertible Preferred Stock, a distribution to all holders of common stock of assets of the Company will result in an adjustment to the conversion rate. On November 5, 2019, the Company completed a pro-rata taxable dividend of its remaining holdings of the common stock of Ashford Inc. to its common stockholders and unitholders of record as of October 29, 2019. As a result of the distribution of Ashford Inc. common stock, the conversion rate was adjusted from 1.3228 to 1.3372.
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
Additionally, the Series B Convertible Preferred Stock contains cash redemption features that consist of: 1) an optional redemption in which on or after June 11, 2020, the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends; 2) a special optional redemption, in which on or prior to the occurrence of a Change of Control (as defined), the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share; and 3) a REIT Termination Event and Listing Event Redemption, in which at any time (i) a REIT Termination Event (defined below) occurs or (ii) the Company’s common stock fails to be listed on the NYSE, NYSE American, or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor thereto (each a “National Exchange”), the holder of Series B Cumulative Preferred Stock shall have the right to require the Company to redeem any or all shares of Series B Cumulative Preferred Stock at 103% of the liquidation preference ($25.00 per share, plus any accumulated, accrued, and unpaid dividends) in cash.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. The issuance activity is summarized below (in thousands):

Year Ended December 31, 2019
Series B Convertible Preferred Stock shares issued	42
Gross proceeds received	$809
Commissions and other expenses	12
Net proceeds	$797
At December 31, 2019 and 2018, there were approximately 5.0 million and 5.0 million outstanding shares of Series B Convertible Preferred Stock, respectively, that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2019	2018	2017
Series B Convertible Preferred Stock	$6,842	$6,829	$6,795
16. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, as amended, we are authorized to grant 3.3 million restricted stock units or performance stock units of our common stock as incentive stock awards. At December 31, 2019, 823,983 shares were available for future issuance under the 2013 Equity Incentive Plan.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to employees of Ashford LLC, included in “advisory services fee,” on our consolidated statements of operations, employees of Remington Hotels, included in “management fees” on our consolidated statements of operations and common stock issued to our independent directors, which immediately vests, and is included in “corporate general and administrative” expense on our consolidated statements of operations.
At December 31, 2019, the unamortized cost of the unvested shares of restricted stock was $4.2 million, which is expected to be recognized over a period of 2.2 years with a weighted average period of 1.7 years.
The following table summarizes the stock-based compensation expense for restricted stock units (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
Advisory services fee	$2,468	$2,277	$916
Management fees	155	219	92
Corporate general and administrative - Premier	72	—	—
Corporate general and administrative - independent directors	208	243	201
	$2,903	$2,739	$1,209
For the year ended December 31, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2019		2018		2017
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	441	$10.91	420	$11.87	360	$12.90
Restricted shares granted	261	12.68	257	9.90	198	10.78
Restricted shares vested	(198)	10.75	(229)	11.54	(131)	13.05
Restricted shares canceled	(7)	11.59	(7)	10.50	(7)	11.81
Outstanding at end of year	497	$11.89	441	$10.91	420	$11.87
Performance Stock Units— The compensation committee of the board of directors of the Company may authorize the issuance of grants of PSUs to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s Compensation Committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. Following the adoption of ASU 2018-07 in the third quarter of 2018, the corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date.
The following table summarizes the compensation expense for PSUs (in thousands):

	Year Ended December 31,
Line Item	2019	2018	2017
Advisory services fee	$2,439	$2,443	$(1,375)
During the year ended December 31, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
As of December 31, 2019, we had unamortized compensation expense of $4.0 million related to PSUs which is expected to be recognized over a period of 2.0 years with a weighted average period of 1.6 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2019		2018		2017
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	316	$12.29	381	$11.97	417	$14.80
PSUs granted	223	19.96	197	13.43	119	10.42
PSUs canceled	(119)	10.42	(262)	12.67	(155)	18.40
Outstanding at end of year	420	$16.91	316	$12.29	381	$11.97

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Related Party Transactions
Remington Lodging (prior to Ashford Inc. acquisition)
Remington Lodging was a hotel and project management company, wholly owned by our chairman, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. who is Ashford Trust’s chairman emeritus. We had master hotel and project management agreements and hotel and project management mutual exclusivity agreements with Remington Lodging.
On August 8, 2018, Ashford Inc. completed the acquisition of Remington Lodging’s project management business, Premier Project Management LLC (“Premier”). As a result of Ashford Inc.’s acquisition, the project management services are no longer provided by Remington Lodging and are now provided by a subsidiary of Ashford Inc. under the respective project management agreement with each customer, including Ashford Trust and Braemar.
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. As a result of the acquisition, hotel management services that were previously provided by Remington Lodging are now be provided by a subsidiary of Ashford Inc. under the respective hotel management agreement with each customer, including Ashford Trust and Braemar under the Remington Hotels name.
Prior to August 8, 2018, we paid Remington Lodging: a) monthly hotel management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met; b) project management fees of up to 4% of project costs; c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees; and d) other general and administrative expense reimbursements, primarily related to accounting services. This related party allocated such charges to us based on various methodologies, including headcount and actual amounts incurred.
Between August 8, 2018 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive hotel management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
The following table presents the fees related to our hotel and project management agreements with Remington Lodging prior to its transactions with Ashford Inc. (in thousands):

	Year Ended December 31,
	2019	2018	2017
Hotel management fees, including incentive hotel management fees	$1,738	$1,762	$1,748
Market service and project management fees	—	3,328	3,972
Corporate general and administrative	297	333	286
Total	$2,035	$5,423	$6,006
As of December 31, 2018, due to related parties, net of $224,000 represented accrued base and incentive management fees.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2019	2018	2017
Advisory services fee
Base advisory fee	$10,834	$9,424	$8,800
Reimbursable expenses (1)	2,289	2,072	2,017
Equity-based compensation (2)	7,404	6,481	(1,683)
Incentive fee	—	2,035	—
Total	$20,527	$20,012	$9,134
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Due from related parties, net includes a $365,000 security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
Pursuant to the Company's hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Braemar, Ashford Trust, their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.'s risk management department manages the casualty insurance program. At the beginning of each year, Ashford Inc.'s risk management department collects funds from Braemar, Ashford Trust and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15.0 million to fund the operations of Ashford Securities. As of December 31, 2019, Braemar has funded approximately $834,000, of which $520,000 was included in “other assets” of our consolidated balance sheet.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Costs for all operating expenses of Ashford Securities that are contributed by Ashford Trust and Braemar will be expensed as incurred. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% to Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-Up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. For the year ended December 31, 2019, Braemar has expensed $314,000 of reimbursed operating expenses of Ashford Securities, which is included in “corporate, general, and administrative” in the consolidated statements of operations.
Enhanced Return Funding Program
Concurrent with the Amendment No. 1, on January 15, 2019, the Company also entered into the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) with Ashford Inc. The “key money investments” concept previously contemplated by our advisory agreement was replaced with the ERFP Agreement. The Fifth Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of the Ritz-Carlton, Lake Tahoe acquisition, Braemar was entitled to receive $10.3 million from Ashford LLC in the form of future purchases of FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free. As of December 31, 2019, Ashford LLC has remitted payments of $10.3 million to the Company as further described below.
On June 26, 2019 and July 1, 2019, the Company sold $1.4 million and $8.9 million, respectively, of hotel FF&E from Braemar hotel properties to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transactions and concluded that the transaction qualified as a sale. As a result, the Company recorded gains of $9,000 and $23,000, respectively, for the year ended December 31, 2019. The gains are recorded in “gain (loss) on insurance settlement, disposition of assets and sale of hotel properties” in our consolidated statements of operations.
Under the applicable accounting guidance in ASC 842, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents as the related party lease has no economic substance because the related party lease is provided rent free.
In 2015, prior to the inception of the ERFP program, $2.0 million of key money consideration was invested in FF&E by Ashford LLC to be used by Braemar, which represented all of the key money consideration for the Bardessono Hotel. Upon adoption of ASC 842, we evaluated this arrangement, which is accounted for as a lease that will expire in 2020. Under the applicable guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense for rents.
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
Hotel Management Agreement
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. Following the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At December 31, 2019, Remington Hotels managed three of our thirteen hotel properties.
After the Ashford Inc. acquisition, we pay monthly hotel management fees equal to the greater of $14,000(increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
We also have a mutual exclusivity agreement with Remington Hotels, pursuant to which (i) we have agreed to engage Remington Hotels to provide management services with respect to any hotel we acquire or invest in, to the extent we have the right and/or control the right to direct the management of such hotel; and (ii) Remington Hotels has agreed to grant us a right of first refusal to purchase any opportunity to develop or construct a hotel that it identifies that meets our initial investment guidelines. We are not, however, obligated to engage Remington Hotels if our independent directors either: (i) unanimously vote to hire a different manager or developer; or (ii) by a majority vote elect not to engage such related party because either special circumstances exist such that it would be in the best interest of our Company not to engage such related party, or, based on related party’s prior performance, it is believed that another manager could perform the management or other duties materially better.
Summary of Transactions
In accordance with our advisory agreement, our advisor, or entities in which our advisor has an interest, has a right to provide products or services to our hotel properties, provided such transactions are evaluated and approved by our independent directors. The following tables summarize the entities in which our advisor has an interest with which we or our hotel properties contracted for products and services, the amounts recorded by us for those services and the applicable classification on our consolidated financial statements (in thousands):

		Year Ended December 31, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$135	$—	$—	$—	$—	$—	$135	$—	$—	$—
J&S Audio Visual	Audio visual services	560	—	—	560	—	—	—	—	—	—
Lismore Capital	Debt placement services	1,208	—	(995)	—	—	—	—	—	—	213
OpenKey	Mobile key app	34	—	—	—	34	—	—	—	—	—
Premier	Project management services	10,123	9,584	—	—	—	—	—	539	—	—
Pure Wellness	Hypoallergenic premium rooms	194	148	—	—	46	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	946	—	—	—	946	—	—	—	—	—
Remington Hotels	Hotel management services (3)	572	—	—	—	323	249	—	—	—	—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
Ashford LLC	Insurance claims services	$137	$—	$—	$—	$137
Lismore Capital	Debt placement services	999	—	(999)	—	—
OpenKey	Mobile key app	33	12	—	21	—
Pure Wellness	Hypoallergenic premium rooms	265	228	—	37	—
Premier	Project management services	3,958	3,958	—	—	—
RED Leisure	Watersports activities and travel/transportation services	720	—	—	720	—

		Year Ended December 31, 2017
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
Lismore Capital	Debt placement services	$224	$—	$(224)	$—	$—
OpenKey	Mobile key app	10	—	—	10	—
Pure Wellness	Hypoallergenic premium rooms	45	45	—	—	—
________

(1)	Recorded in FF&E and depreciated over the estimated useful life.

(2)	Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.

(3)	Other hotel expenses include incentive hotel management fees and other hotel management costs.
The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	December 31, 2019	December 31, 2018
Ashford LLC	Advisory services	$1,606	$2,264
Ashford LLC	Insurance claims services	44	37
J&S Audio Visual	Audio visual services	173	—
OpenKey	Mobile key app	—	13
Pure Wellness	Hypoallergenic premium rooms	3	30
Premier	Project management services	2,433	1,657
RED Leisure	Watersports activities and travel/transportation services	85	—
		$4,344	$4,001
As of December 31, 2019, due from related parties, net included a net receivable from Remington Hotels in the amount of $185,000 primarily related to advances made by Braemar and accrued base and incentive management fees.
18. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2019, escrow payments are required for insurance, real estate taxes, and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2019, we pay monthly hotel management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2% to 7% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, excluding renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Leases—We lease land under two non-cancelable operating ground leases, which expire in 2067 and 2065, related to our hotel properties in La Jolla, CA and Yountville, CA, respectively. The lease in Yountville, CA contains two 25-year extension options. These leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. For the years ended December 31, 2018 and 2017, we recognized rent expense of $5.7 million and $5.9 million, respectively,

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which included contingent rent of $1.8 million and $2.2 million, respectively. Rent expense is included in “other” hotel expenses in our consolidated statements of operations.
On January 1, 2019, we adopted ASC 842 on a modified retrospective basis. The adoption of this standard has resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements. See note 6 for operating lease cost, including variable lease cost associated with the ground leases as well as future minimum lease payments due under non-cancellable leases.
Capital Commitments—At December 31, 2019, we had capital commitments of $27.2 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor has not yet served Ashford TRS Chicago II with the complaint. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement.
We are engaged in other various legal proceedings which have arisen but have not been fully adjudicated. The likelihood of loss from these legal proceedings are based on definitions within the contingency accounting literature. Based on estimates of the range of potential losses associated with these matters, management does not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position or results of operations. However, the final results of legal proceedings cannot be predicted with certainty and if we fail to prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position or results of operations could be materially adversely affected in future periods.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states and cities. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
19. Income Taxes
For U.S. federal income tax purposes, we elected to be taxed as a REIT under the Code. To qualify as a REIT, we must meet certain organizational and operational stipulations, including a requirement that we distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders. We currently intend to adhere to these requirements and maintain our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes as well as to federal income and excise taxes on our undistributed taxable income.
At December 31, 2019, twelve of our hotel properties were leased to TRS lessees and the Ritz-Carlton, St. Thomas hotel was owned by our USVI TRS. The TRS entities recognized net book income before income taxes of $31.0 million, $16.4 million and $27,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax (expense) benefit at federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017	$(6,509)	$(3,452)	$10
State income tax (expense) benefit, net of U.S. federal income tax benefit	107	(248)	(100)
Revaluation of deferred tax assets and liabilities related to the 2017 Tax Act (1)	—	—	(10,974)
State and local income tax (expense) benefit on pass-through entity subsidiaries	(16)	(64)	(87)
Gross receipts and margin taxes	(67)	(100)	(143)
Benefit of USVI Economic Development Commission credit	5,614	950	181
Other	16	(311)	89
Valuation allowance	(909)	793	11,546
Total income tax (expense) benefit	$(1,764)	$(2,432)	$522
________
(1) Partially offset within change in valuation allowance.
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(765)	$(2,536)	$1,354
State	(235)	(703)	(217)
Total current income tax (expense) benefit	(1,000)	(3,239)	1,137
Deferred:
Federal	(357)	(80)	(461)
State	(407)	887	(154)
Total deferred income tax (expense) benefit	(764)	807	(615)
Total income tax (expense) benefit	$(1,764)	$(2,432)	$522
For the years ended December 31, 2019, 2018 and 2017, income tax expense included interest and penalties paid to taxing authorities of $27,000, $18,000 and $7,000, respectively. At December 31, 2019 and 2018, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2019 and 2018, our net deferred tax asset, included in “other assets,” and net deferred tax liability, included in “accounts payable and accrued expenses,” respectively, on our consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Tax intangibles basis greater than book basis	$1,101	$828
Allowance for doubtful accounts	36	25
Unearned income	469	225
Federal and state net operating losses	13,344	13,526
Capital Loss Carryforward	192	—
Other	(4)	101
Accrued expenses	659	511
Tax property basis greater than book basis	(2,910)	1,320
Prepaid expenses	(2,377)	(2,360)
Net deferred tax asset	10,510	14,176
Valuation allowance	(11,581)	(14,483)
Net deferred tax asset (liability)	$(1,071)	$(307)
At December 31, 2019 and 2018, we recorded a valuation allowance of $11.6 million and $14.5 million, respectively, to partially reserve the deferred tax assets of our TRSs. Primarily as a result of the limitation imposed by the Code on the utilization of net operating losses of acquired subsidiaries and the history of losses of our USVI TRS, we believe it is more likely than not that $11.6 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2019, the TRSs had net operating loss carryforwards for U.S. federal income tax purposes of $51.6 million that are available to offset future taxable income, if any. $50.9 million of net operating loss carryforwards is attributable to acquired subsidiaries and is subject to substantial limitation on its use. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$14,483	$15,422	$26,968
Additions	—	—	104
Deductions	(2,902)	(939)	(11,650)
Balance at end of year	$11,581	$14,483	$15,422
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2028, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $807,000, $40,000 and $20,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The benefit of the tax holiday on net income (loss) per share was approximately, $0.02, $0.00 and $0.00 for the years ended December 31, 2019, 2018 and 2017, respectively.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (“Tax Reform”) into legislation. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law (i.e., upon presidential signature). With respect to this legislation, in December of 2017, we recorded a one-time tax benefit of approximately $216,000, due to a revaluation of our net deferred tax liabilities resulting from the decrease in the U.S. corporate federal income tax rate from 35% to 21%.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	December 31,
	2019	2018
Cost	$5,682	$29,732
Accumulated amortization	(663)	(2,054)
	$5,019	$27,678
As of December 31, 2018, intangible assets represented favorable market-rate leases which relate to the acquisitions of the Hilton La Jolla Torrey Pines hotel in La Jolla, CA and the Bardessono Hotel in Yountville, CA, which are being amortized over the lease terms with expiration dates of 2067 and 2105, respectively. Intangible assets also include the customer relationships associated with the Ritz-Carlton, Sarasota acquisition on April 4, 2018. The customer relationships are being amortized over the 15 year expected life.
Prior to June 1, 2018 we held an intangible liability that represented an unfavorable market-rate lease which related to the acquisition of the Tampa Renaissance in Tampa, FL, which was being amortized over the remaining initial lease term that was set to expire in 2080. The hotel property was sold on June 1, 2018. The unamortized balance was written off as of the time of the sale and included in the calculation of gain/loss. See note 5.
Following the adoption of ASC 842 on January 1, 2019, we derecognized the intangible assets associated with favorable market-rate leases where we are the lessee in the amount of $22.3 million. The carrying amount of the ROU assets was then adjusted by the corresponding amount. See notes 2 and 6. As a result, as of December 31, 2019, intangible assets include the customer relationships associated with the Ritz-Carlton, Sarasota acquisition only.
For the years ended December 31, 2019, 2018 and 2017, amortization related to intangible assets was $379,000, $549,000 and $301,000, respectively, and amortization related to the intangible liability was $0, $23,000 and $56,000, respectively.
Estimated future amortization expense for intangible assets, net for each of the next five years and thereafter is as follows (in thousands):

Intangible Assets, net
2020	$379
2021	379
2022	379
2023	379
2024	379
Thereafter	3,124
Total	$5,019
21. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2019, two of our hotel properties generated revenues in excess of 10% of total hotel revenue amounting to 25% of total hotel revenue.
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions that are in excess of the FDIC insurance limits of $250,000 and amounts due or payable under our derivative contracts. Our counterparties to our derivative contracts are investment grade financial institutions.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2019 and 2018, all of our hotel properties were in the U.S. and its territories.
23. Selected Financial Quarterly Data (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Total revenue	$128,513	$118,516	$118,884	$121,701	$487,614
Total operating expenses	114,433	105,807	110,401	117,734	448,375
Gain (loss) on insurance settlement, disposition of assets and sale of hotel properties	—	9	(1,163)	26,319	25,165
Operating income (loss)	14,080	12,718	7,320	30,286	64,404
Net income (loss)	(1,322)	(5,623)	(8,954)	17,095	1,196
Net income (loss) attributable to the Company	(981)	(4,510)	(9,388)	15,250	371
Net income (loss) attributable to common stockholders	(3,513)	(7,042)	(11,921)	12,705	(9,771)
Diluted income (loss) attributable to common stockholders per share	$(0.11)	$(0.22)	$(0.37)	$0.36	$(0.32)	(1)
Weighted average diluted common shares	32,115	32,307	32,347	38,995	32,289
2018
Total revenue	$102,489	$121,118	$108,846	$98,945	$431,398
Total operating expenses	88,201	99,702	97,623	95,785	381,311
Gain (loss) on insurance settlement, disposition of assets and sale of hotel properties	—	15,711	—	27	15,738
Operating income (loss)	14,288	37,127	11,223	3,187	65,825
Net income (loss)	4,270	12,854	(626)	(13,913)	2,585
Net income (loss) attributable to the Company	4,020	11,530	(1,869)	(12,361)	1,320
Net income (loss) attributable to common stockholders	2,313	9,822	(3,576)	(14,444)	(5,885)
Diluted income (loss) attributable to common stockholders per share	$0.07	$0.29	$(0.12)	$(0.44)	$(0.19)	(1)
Weighted average diluted common shares	31,683	38,588	32,023	32,058	31,944
_________________
(1) The sum of the diluted income (loss) from continuing operations attributable to common stockholders per share for the four quarters in 2019 and 2018 differs from the annual diluted income (loss) from continuing operations attributable to common stockholders per share due to the required method of computing the weighted average diluted common shares in the respective periods.
24. Subsequent Event
On March 10, 2020, the Company borrowed $25.0 million on its secured revolving credit facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. The internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and our expenditures are being made only in accordance with authorizations of management and our directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2019, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
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
Dallas, Texas
Opinion on Internal Control over Financial Reporting
We have audited Braemar Hotels & Resorts Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule, and our report dated March 12, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Dallas, Texas
March 12, 2020

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 109 through 153 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 163 through page 164 hereof.
Schedule III – Real Estate and Accumulated Depreciation
The following financial statements are included pursuant to Rule 3-09 of Regulation S-X:
The consolidated financial statements of Ashford Inc. as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, included in Ashford Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-36400), are filed as Exhibit 99.1 hereto and incorporated by reference herein.
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
3.5
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6.1
Articles Supplementary Establishing Additional Shares of the Series B Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on March 3, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

3.6.2
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2019) (File No. 001-35972)

3.7
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.8
Articles Supplementary for the Series D Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2018) (File No. 001-35972)

4.1
Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013) (File No. 001-35972)

4.2
Preemptive Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc. and certain investors in the Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 15, 2015) (File No. 001-35972)

4.3
Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and certain holders of the Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.4
Preemptive Rights Agreement, dated as of December 4, 2015, by and among the Company and the Series B Investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.5 *	Description of Securities

Exhibit Number	Exhibit Description
10.1
Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated March 7, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

10.1.1
Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hotels & Resorts Limited Partnership, dated November 20, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2018) (File No. 001-35972)

10.1.2
Amendment No. 3 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2019) (File No. 001-35972)

10.2
Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018, among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 23, 2018) (File No. 001-35972)

10.2.1
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 18, 2019) (File No. 001-35972)

10.3
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.4
Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2013) (File No. 001-35972)

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

Exhibit Number	Exhibit Description
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

10.19†	Amended and Restated Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.43 to the Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35972)
10.20†	Amended and Restated Form of Performance LTIP Unit Award Agreement (filed as Exhibit 10.44 to the Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35972)
10.21†*	Form of LTIP Unit Award Agreement
10.22†*	Form of Performance LTIP Unit Award Agreement
10.23†*	Form of Performance Stock Unit Award Agreement
10.24†
Restricted Stock Award Agreement, dated as of November 2, 2016, by and between Ashford Hospitality Prime, Inc. and Richard J. Stockton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.25†
Employment Agreement, dated as of November 2, 2016, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Richard J. Stockton (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.26
Amended and Restated Credit Agreement, dated as of November 10, 2016, by and among Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2016) (File No. 001-35972)

10.27
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2017) (File No. 001-35972)

10.28
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

10.28.1
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

10.28.2
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

Exhibit Number	Exhibit Description
10.29
Sale and Purchase Agreement, dated March 9, 2017, by and between, WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company, and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.29.1
First Amendment To Sale and Purchase Agreement, dated March 13, 2017, by and between WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company, and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.2.1 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.30	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 7, 2017 (File No. 001-35972)
10.31
Amended and Restated Employment Agreement, dated as of April 30, 2019, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K/A filed on April 30, 2019) (File No. 001-35972)

10.32
Second Amended and Restated Credit Agreement, dated as of October 25, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2019) (File No. 001-35972)

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

99.1**
Ashford Inc. consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 (incorporated by reference herein from Ashford Inc.’s 2019 Annual Report on Form 10-K filed on March 12, 2020, Commission File Number: 001-36400) (**)

_________________________
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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv)Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2020.

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 12, 2020
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2020
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 12, 2020
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2020
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 12, 2020
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	March 12, 2020
Curtis B. McWilliams

/s/ MATTHEW D. RINALDI	Director	March 12, 2020
Matthew D. Rinaldi

/s/ KENNETH H. FEARN, JR.	Director	March 12, 2020
Kenneth H. Fearn, Jr.

/s/ ABTEEN VAZIRI	Director	March 12, 2020
Abteen Vaziri

/s/ MARY CANDACE EVANS	Director	March 12, 2020
Mary Candace Evans

SCHEDULE III
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Hilton	Washington D.C.	$107,000	$45,721	$106,245	$—	$38,204	$45,721	$144,449	$190,170	$55,116	—	04/2007	(1),(2),(3)
Hilton	La Jolla, CA	88,000	—	114,614	—	18,271	—	132,885	132,885	52,776	—	04/2007	(1),(2),(3)
Marriott	Seattle, WA	134,700	31,888	112,176	—	5,988	31,888	118,164	150,052	39,667	—	04/2007	(1),(2),(3)
The Notary Hotel	Philadelphia, PA	84,600	9,814	94,029	—	38,817	9,814	132,846	142,660	42,713	—	04/2007	(1),(2),(3)
Courtyard by Marriott	San Francisco, CA	116,300	22,653	72,731	—	63,496	22,653	136,227	158,880	41,636	—	04/2007	(1),(2),(3)
Chicago Sofitel Magnificent Mile	Chicago, IL	99,400	12,631	140,369	—	12,002	12,631	152,371	165,002	27,573	—	02/2014	(1),(2),(3)
Pier House Resort	Key West, FL	80,000	59,731	33,011	—	5,421	59,731	38,432	98,163	8,013	—	03/2014	(1),(2),(3)
Bardessono	Yountville, CA	40,000	—	64,184	—	7,251	—	71,435	71,435	11,893	—	07/2015	(1),(2),(3)
Hotel Yountville	Yountville, CA	51,000	47,849	48,567	—	(465)	47,849	48,102	95,951	5,863	—	05/2017	(1),(2),(3)
Park Hyatt Beaver Creek	Beaver Creek, CO	67,500	89,117	56,383	—	9,638	89,117	66,021	155,138	10,471	—	03/2017	(1),(2),(3)
Ritz-Carlton	Sarasota, FL	100,000	83,630	99,782	—	(8,622)	83,630	91,160	174,790	8,767	—	04/2018	(1),(2),(3)
Ritz-Carlton	St. Thomas, USVI	42,500	25,533	38,467	—	73,667	25,533	112,134	137,667	2,871	—	12/2015	(1),(2),(3)
Ritz-Carlton	Truckee, CA	54,000	26,731	91,603	—	47	26,731	91,650	118,381	2,393	—	01/2019	(1),(2),(3)
Total		$1,065,000	$455,298	$1,072,161	$—	$263,715	$455,298	$1,335,876	$1,791,174	$309,752
__________________

(1)	Estimated useful life for buildings is 39 years.

(2)	Estimated useful life for building improvements is 7.5 years.

(3)	Estimated useful life for furniture and fixtures is 1.5 to 5 years.

	Year Ended December 31,
	2019	2018	2017
Investment in real estate:
Beginning balance	$1,562,806	$1,403,110	$1,258,412
Additions	262,541	267,224	287,871
Write-offs	(14,445)	(22,134)	(6,935)
Impairment	(476)	(5,885)	(25,391)
Sales/disposals	(19,252)	(79,509)	(110,847)
Ending balance	$1,791,174	$1,562,806	$1,403,110
Accumulated depreciation:
Beginning balance	262,905	257,268	243,880
Depreciation expense	69,195	56,884	52,135
Impairment	(105)	(3,570)	—
Write-offs	(14,445)	(22,134)	(6,935)
Sales/disposals	(7,798)	(25,543)	(31,812)
Ending balance	$309,752	$262,905	$257,268
Investment in real estate, net	$1,481,422	$1,299,901	$1,145,842