Form 10-Q
period 2020-03-31
Braemar Hotels & Resorts Inc.
filed 2020-05-28
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	33,534,996
(Class)	Outstanding at May 22, 2020

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Investments in hotel properties, gross	$1,794,504	$1,791,174
Accumulated depreciation	(325,322)	(309,752)
Investments in hotel properties, net	1,469,182	1,481,422
Cash and cash equivalents	141,793	71,995
Restricted cash	45,418	58,388
Accounts receivable, net of allowance of $220 and $153, respectively	13,834	19,053
Inventories	2,718	2,794
Prepaid expenses	6,603	4,992
Investment in unconsolidated entity	1,885	1,899
Derivative assets	650	582
Operating lease right-of-use assets	82,255	82,596
Other assets	15,446	13,018
Intangible assets, net	4,924	5,019
Due from related parties, net	854	551
Due from third-party hotel managers	16,953	16,638
Total assets	$1,802,515	$1,758,947
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,134,488	$1,058,486
Accounts payable and accrued expenses	87,440	94,919
Dividends and distributions payable	3,208	9,143
Due to Ashford Inc.	3,248	4,344
Due to third-party hotel managers	1,663	1,685
Operating lease liabilities	61,064	61,118
Other liabilities	17,906	17,508
Total liabilities	1,309,017	1,247,203
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 5,031,473 and 5,008,421 shares issued and outstanding at March 31, 2020 and December 31, 2019	107,352	106,920
Redeemable noncontrolling interests in operating partnership	36,786	41,570
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 33,510,912 and 32,885,217 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	335	329
Additional paid-in capital	524,341	519,551
Accumulated deficit	(166,108)	(150,629)
Total stockholders’ equity of the Company	358,584	369,267
Noncontrolling interest in consolidated entities	(9,224)	(6,013)
Total equity	349,360	363,254
Total liabilities and equity	$1,802,515	$1,758,947
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUE
Rooms	$70,468	$76,731
Food and beverage	28,803	32,114
Other	18,249	19,663
Total hotel revenue	117,520	128,508
Other	—	5
Total revenue	117,520	128,513
EXPENSES
Hotel operating expenses:
Rooms	17,880	16,982
Food and beverage	23,901	22,210
Other expenses	42,090	38,895
Management fees	3,877	4,416
Total hotel operating expenses	87,748	82,503
Property taxes, insurance and other	7,660	7,460
Depreciation and amortization	18,338	16,686
Advisory services fee	5,069	6,024
Transaction costs	—	634
Corporate general and administrative	1,932	1,126
Total expenses	120,747	114,433
OPERATING INCOME (LOSS)	(3,227)	14,080
Equity in earnings (loss) of unconsolidated entity	(40)	(50)
Interest income	129	362
Other income (expense)	(138)	(117)
Interest expense and amortization of loan costs	(11,897)	(14,193)
Write-off of loan costs and exit fees	—	(312)
Unrealized gain (loss) on investment in Ashford Inc.	—	707
Unrealized gain (loss) on derivatives	1,156	(872)
INCOME (LOSS) BEFORE INCOME TAXES	(14,017)	(395)
Income tax (expense) benefit	(1,370)	(927)
NET INCOME (LOSS)	(15,387)	(1,322)
(Income) loss attributable to noncontrolling interest in consolidated entities	572	(99)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,885	440
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(12,930)	(981)
Preferred dividends	(2,555)	(2,532)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,485)	$(3,513)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.48)	$(0.11)
Weighted average common shares outstanding – basic	32,474	32,115
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.48)	$(0.11)
Weighted average common shares outstanding – diluted	32,474	32,115
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
NET INCOME (LOSS)	$(15,387)	$(1,322)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(15,387)	(1,322)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	572	(99)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,885	440
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(12,930)	$(981)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	$41,570
Purchase of common stock	—	—	(20)	—	(82)	—	—	(82)	—	—	—
Equity-based compensation	—	—	—	—	1,424	—	—	1,424	—	—	561
Issuance of restricted shares/units	—	—	311	3	(3)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(4)	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	23	432	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,730)	—	(1,730)	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(12,930)	(572)	(13,502)	—	—	(1,885)
Redemption value adjustment	—	—	—	—	—	6	—	6	—	—	(6)
Balance at March 31, 2020	1,600	$16	33,511	$335	$524,341	$(166,108)	$(9,224)	$349,360	5,031	$107,352	$36,786

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	$44,885
Impact of adoption of new accounting standard	—	—	—	—	—	(103)	—	(103)	—	—	—
Purchase of common stock	—	—	(17)	—	(202)	—	—	(202)	—	—	—
Equity-based compensation	—	—	—	—	978	—	—	978	—	—	550
Preferred stock offering costs			—	—	(13)	—		(13)	—	—	—
Issuance of restricted shares/units	—	—	237	2	(2)	—	—	—	—	—	7
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,329)	—	(5,329)	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,707)	—	(1,707)	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(778)
Redemption/conversion of operating partnership units	—	—	110	1	1,433	(285)	—	1,149	—	—	(1,149)
Net income (loss)	—	—	—	—	—	(981)	99	(882)	—	—	(440)
Redemption value adjustment	—	—	—	—	—	(7,935)	—	(7,935)	—	—	7,935
Balance at March 31, 2019	1,600	$16	32,841	$328	$514,739	$(132,575)	$(5,292)	$377,216	4,966	$106,123	$51,010

See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,387)	$(1,322)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18,338	16,686
Equity-based compensation	1,985	1,528
Bad debt expense	269	87
Amortization of loan costs	1,071	1,180
Write-off of loan costs and exit fees	—	312
Amortization of intangibles	207	119
Amortization of non-refundable membership initiation fees	(82)	(27)
Interest expense accretion on refundable membership club deposits	213	225
Unrealized (gain) loss on investment in Ashford Inc.	—	(707)
Realized and unrealized (gain) loss on derivatives	(1,081)	937
Net settlement of trading derivatives	1,330	(925)
Equity in (earnings) loss of unconsolidated entity	40	50
Deferred income tax expense (benefit)	(5)	179
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions and dispositions:
Accounts receivable and inventories	4,003	(9,354)
Prepaid expenses and other assets	(2,719)	(1,536)
Accounts payable and accrued expenses	(8,315)	(49)
Operating lease right-of-use assets	134	115
Due to/from related parties, net	(303)	(493)
Due to/from third-party hotel managers	(337)	(2,518)
Due to/from Ashford Inc.	(439)	1,113
Operating lease liabilities	(54)	(30)
Other liabilities	267	(6,186)
Net cash provided by (used in) operating activities	(865)	(616)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	948	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	(112,095)
Investment in unconsolidated entity	(26)	(156)
Improvements and additions to hotel properties	(7,509)	(36,644)
Net cash provided by (used in) investing activities	(6,587)	(148,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	75,000	249,000
Repayments of indebtedness	—	(187,086)
Payments of loan costs and exit fees	—	(2,441)
Payments for derivatives	(37)	(55)
Purchase of common stock	(28)	(202)
Payments for dividends and distributions	(8,490)	(7,979)
Proceeds from issuance of preferred stock	474	—
Preferred stock offering costs	—	(110)
Distributions to noncontrolling interest in consolidated entities	(2,639)	—
Other	—	7
Net cash provided by (used in) financing activities	64,280	51,134
Net change in cash, cash equivalents and restricted cash	56,828	(98,377)
Cash, cash equivalents and restricted cash at beginning of period	130,383	258,488
Cash, cash equivalents and restricted cash at end of period	$187,211	$160,111

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$10,601	$12,363
Income taxes paid (refunded)	690	(1,224)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock purchases accrued but not paid	$82	$—
Dividends and distributions declared but not paid	3,208	9,174
Capital expenditures accrued but not paid	17,040	14,891
Accrued but unpaid financing costs	1,364	—
Accrued preferred stock offering expenses	25	—

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$71,995	$182,578
Restricted cash at beginning of period	58,388	75,910
Cash, cash equivalents and restricted cash at beginning of period	$130,383	$258,488

Cash and cash equivalents at end of period	$141,793	$73,802
Restricted cash at end of period	45,418	86,309
Cash, cash equivalents and restricted cash at end of period	$187,211	$160,111
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Braemar Hotels & Resorts Inc., together with its subsidiaries (“Braemar”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (“Braemar OP”). In this report, the terms the “Company,” “we,” “us” or “our” refers to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of March 31, 2020, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of March 31, 2020, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of March 31, 2020, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Internal Revenue Code.
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. The prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. Operations will remain suspended until state and

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

local government restrictions and requirements are lifted and the Company can be confident that reopening the hotels will not jeopardize the health and safety of guests, hotel employees and local communities. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company fully drew down on its $75 million secured revolving credit facility, suspended the quarterly cash dividend on its common shares for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures and reduced the compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.
As of March 31, 2020, the Company maintained unrestricted cash of $141.8 million. All of the Company’s property-level debt is non-recourse. Although the Company was in compliance with all its debt covenants as of March 31, 2020, subsequent to March 31, 2020 the Company did not make at least one interest payment on nearly all of its mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable mortgage loan, such an Event of Default caused an automatic increase in the interest rate on its outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, the Company’s lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans. Additionally, subsequent to March 31, 2020, the Company did not make rental payments under two ground leases that are paid monthly. The Company is actively negotiating the terms for forbearance agreements or waivers with its lenders and landlords. Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.
The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020; and

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
Income Taxes—On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
Recently Adopted Accounting Standards—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for periods beginning after December 15, 2018. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 updates the effective dates for ASU 2016-13, but there is no change for public companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We adopted the standard effective January 1, 2020 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Recently Issued Accounting Standards—In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 may have on our condensed consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended March 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$23,987	$7,771	$4,418	$—	$36,176
Colorado	1	8,151	4,255	2,905	—	15,311
Florida	2	13,989	7,743	4,694	—	26,426
Illinois	1	2,621	852	296	—	3,769
Pennsylvania	1	4,466	1,206	236	—	5,908
Washington	1	3,698	791	358	—	4,847
Washington, D.C.	1	6,535	3,491	506	—	10,532
USVI	1	7,021	2,694	4,836	—	14,551
Total	13	$70,468	$28,803	$18,249	$—	$117,520

	Three Months Ended March 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$29,914	$10,165	$3,926	$—	$44,005
Colorado	1	9,597	4,836	3,666	—	18,099
Florida	2	14,996	8,096	4,822	—	27,914
Illinois	1	3,323	1,138	296	—	4,757
Pennsylvania	1	4,237	808	229	—	5,274
Washington	1	5,116	1,814	383	—	7,313
Washington, D.C.	1	8,708	4,561	382	—	13,651
USVI	1	840	696	5,959	—	7,495
Corporate entities	—	—	—	—	5	5
Total	13	$76,731	$32,114	$19,663	$5	$128,513

For the three months ended March 31, 2020 and 2019, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $3.6 million and $6.0 million, respectively.

4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$455,298	$455,298
Buildings and improvements	1,185,545	1,173,151
Furniture, fixtures and equipment	132,946	129,595
Construction in progress	20,715	33,130
Total cost	1,794,504	1,791,174
Accumulated depreciation	(325,322)	(309,752)
Investments in hotel properties, net	$1,469,182	$1,481,422

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impairment Charges and Insurance Recoveries
For the three months ended March 31, 2020 and 2019, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $3.6 million and $6.0 million, respectively. These revenues are included in “other” hotel revenue in our condensed consolidated statements of operations. For the three months ended March 31, 2020 and 2019, the Company received proceeds of $2.0 million and $0.0 million, respectively, from our insurance carriers for property damage and business interruption from the hurricanes.
During the three months ended March 31, 2020 and 2019, no impairment charges were recorded. As of March 31, 2020, the Company recorded an insurance receivable of $3.3 million, related to business interruption insurance recoveries that are realizable. The Company also had a liability of $2.2 million, included in “other liabilities” on the condensed consolidated balance sheet, as it has received insurance proceeds in excess of property damage claims that are not yet settled as of March 31, 2020. The Company will not record revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. An additional investment of $26,000 was made during the three months ended March 31, 2020. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of March 31, 2020, the Company has made investments in OpenKey totaling $2.4 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three months ended March 31, 2020 and 2019.
The following table summarizes our carrying value and ownership interest in OpenKey:

	March 31, 2020	December 31, 2019
Carrying value of the investment in OpenKey (in thousands)	$1,885	$1,899
Ownership interest in OpenKey	8.6%	8.6%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2020	2019
Equity in earnings (loss) of unconsolidated entity	$(40)	$(50)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Indebtedness, net
Indebtedness, net consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	March 31, 2020	December 31, 2019
Secured revolving credit facility (3)	Equity	October 2022	Base Rate (2) + 1.25% to 2.50% or LIBOR (1) + 2.25% to 3.50%	$75,000	$—
Mortgage loan (4)	Park Hyatt Beaver Creek	April 2020	LIBOR (1) + 2.75%	67,500	67,500
Mortgage loan (5)	The Notary Hotel	June 2020	LIBOR (1) + 2.16%	435,000	435,000
	Courtyard San Francisco Downtown
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (6)	Ritz-Carlton, St. Thomas	August 2021	LIBOR (1) + 3.95%	42,500	42,500
Mortgage loan	Hotel Yountville	May 2022	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan	Bardessono Hotel	August 2022	LIBOR (1) + 2.55%	40,000	40,000
Mortgage loan	Ritz-Carlton, Sarasota	April 2023	LIBOR (1) + 2.65%	100,000	100,000
Mortgage loan	Ritz-Carlton, Lake Tahoe	January 2024	LIBOR(1) + 2.10%	54,000	54,000
Mortgage loan	Capital Hilton	February 2024	LIBOR (1) + 1.70%	195,000	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan	Pier House Resort	September 2024	LIBOR (1) + 1.85%	80,000	80,000
				1,140,000	1,065,000
Deferred loan costs, net				(5,512)	(6,514)
Indebtedness, net				$1,134,488	$1,058,486
__________________

(1)	LIBOR rates were 0.993% and 1.763% at March 31, 2020 and December 31, 2019, respectively.

(2)	Base Rate, as defined in the secured revolving credit facility agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

(3)
On March 10, 2020 and March 13, 2020, we drew $25.0 million and $50.0 million, respectively, on our secured revolving credit facility with a borrowing capacity of $75.0 million and there is no additional capacity remaining. The secured revolving credit facility has two one-year extension options, subject to the satisfaction of certain conditions.

(4)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in April 2020.

(5)	This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions.

(6)
The interest rate spread on this mortgage loan changed from 4.95% as of December 31, 2019, to 3.95% as of March 31, 2020, based on an appraisal received in accordance with the August 5, 2019 loan amendment.

We are required to maintain certain financial ratios under our secured revolving credit facility. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. Violations of certain debt covenants may result in our inability to borrow unused amounts under our line of credit, even if repayment of some or all of our borrowings is not required. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2020, we were in compliance in all material respects with all covenants or other requirements set forth in our debt agreements as amended. Subsequent to March 31, 2020 the Company did not make at least one interest payment on nearly all of its mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. See note 1.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Three Months Ended March 31,
Interest rate caps:	2020	2019
Notional amount (in thousands)	$167,500	$177,500
Strike rate low end of range	3.00%	3.00%
Strike rate high end of range	3.50%	7.80%
Effective date range	March 2020	January 2019 - March 2019
Termination date range	April 2021	March 2020 - February 2021
Total cost of interest rate caps (in thousands)	$38	$55

Interest rate floors:
Notional amount (in thousands)	$—	$2,000,000
Strike rate		1.63%
Effective date		January 2019
Termination date		March 2020
Total cost of interest rate floors (in thousands)	$—	$75
_______________
No instruments were designated as cash flow hedges for during the three months ended March 31, 2020 and 2019.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	March 31, 2020	December 31, 2019
Notional amount (in thousands)	$1,037,500	$968,000
Strike rate low end of range	3.00%	3.00%
Strike rate high end of range	4.00%	7.80%
Termination date range	April 2020 - October 2021	January 2020 - October 2021
Aggregate principal balance on corresponding mortgage loans (in thousands)	$870,000	$870,000

Interest rate floors: (1) (2)
Notional amount (in thousands)	$3,000,000	$5,000,000
Strike rate low end of range	(0.25)%	(0.25)%
Strike rate high end of range	(0.25)%	1.63%
Termination date range	July 2020	March 2020 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of March 31, 2020, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.2 million as of March 31, 2020. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2020, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 0.993% to 0.211% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
March 31, 2020
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$19	$—	$—	$19
Credit default swaps	—	831	—	(200)	631
	$—	$850	$—	$(200)	$650	(2)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1	$—	$52	$53
Interest rate derivatives - caps	—	1	—	—	1
Credit default swaps	—	(550)	—	1,078	528
	$—	$(548)	$—	$1,130	$582	(2)
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(68)
Interest rate derivatives - caps	(19)		(71)
Credit default swaps	1,100	(1)	(798)	(1)
Total derivative assets	$1,081		$(937)

Non-derivative assets:
Investment in Ashford Inc.	—		707
Total	$1,081		$(230)
Total combined
Interest rate derivatives - floors	$75		$(3)
Interest rate derivatives - caps	(19)		(71)
Credit default swaps	1,100		(798)
Unrealized gain (loss) on derivatives	1,156		(872)
Realized gain (loss) on interest rate floors	(75)	(2)	(65)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	—		707
Net	$1,081		$(230)
_______________

(1)
Excludes costs associated with credit default swaps of $63 for both the three months ended March 31, 2020 and 2019, respectively, which is included in “other income (expense)” in our condensed consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$650	$650	$582	$582
Financial assets not measured at fair value:
Cash and cash equivalents	$141,793	$141,793	$71,995	$71,995
Restricted cash	45,418	45,418	58,388	58,388
Accounts receivable, net	13,834	13,834	19,053	19,053
Due from related parties, net	854	854	551	551
Due from third-party hotel managers	16,953	16,953	16,638	16,638
Financial liabilities not measured at fair value:
Indebtedness, net	$1,140,000	$1,035,450 to $1,144,444	$1,065,000	$1,003,863 to $1,109,532
Accounts payable and accrued expenses	87,440	87,440	94,919	94,919
Dividends and distributions payable	3,208	3,208	9,143	9,143
Due to Ashford Inc.	3,248	3,248	4,344	4,344
Due to third-party hotel managers	1,663	1,663	1,685	1,685
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due to/from related parties, net, accounts payable and accrued expenses, dividends and distributions payable, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Derivative assets. Fair value of interest rate caps is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of credit default swaps are obtained from a third party who publishes the CMBX index composition and price data. Fair values of interest rate floors are calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. See notes 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 90.8% to 100.4% of the carrying value of $1.1 billion at March 31, 2020, and approximately 94.3% to 104.2% of the carrying value of $1.1 billion at December 31, 2019. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(12,930)	$(981)
Less: Dividends on preferred stock	(2,555)	(2,532)
Less: Dividends on common stock	—	(5,158)
Less: Dividends on unvested performance stock units	—	(75)
Less: Dividends on unvested restricted shares	—	(96)
Undistributed net income (loss) allocated to common stockholders	(15,485)	(8,842)
Add back: Dividends on common stock	—	5,158
Distributed and undistributed net income (loss) - basic and diluted	$(15,485)	$(3,684)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	32,474	32,115

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.48)	$(0.11)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.48)	$(0.11)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$96
Income (loss) allocated to unvested performance stock units	—	75
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,885)	(440)
Dividends on preferred stock - Series B	1,730	1,707
Total	$(155)	$1,438
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	76	87
Effect of unvested performance stock units	—	288
Effect of assumed conversion of operating partnership units	4,112	4,342
Effect of assumed conversion of preferred stock - Series B	6,728	6,569
Effect of advisory services incentive fee shares	361	73
Total	11,277	11,359
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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership. In March 2020, 83,000 LTIP units with a fair value of approximately $364,000 and a vesting period of three years were granted.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of March 31, 2020, there were approximately 431,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. In March 2020, 160,000 Performance LTIP units with a fair value of approximately $281,000 and a vesting period of three years were granted.
As of March 31, 2020, we have issued a total of 1.3 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 183,000 LTIP units and 220,000 Performance LTIP units issued from March 2015 to March 2020, had reached full economic parity with, and are convertible into, common units.
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Three Months Ended March 31,
	2020		2019
Common units converted to common stock	339		110
Fair value of common units converted	$390	(1)	$1,434
____________________________________

(1)	The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $3.5 million.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	March 31, 2020	December 31, 2019
Redeemable noncontrolling interests in Braemar OP	$36,786	$41,570
Adjustments to redeemable noncontrolling interests (1)	$59	$65
Ownership percentage of operating partnership	10.85%	10.96%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical cost.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,885	$440
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	778
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended March 31,
	2020	2019
Common stock dividends declared	$—	$5,329
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of grants of performance stock units (“PSUs”) to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition as opposed to being accounted for at fair value based on the market price of the shares at each quarterly measurement date. In March 2020, 225,000 PSUs with a fair value of approximately $790,000 and a vesting period of three years were granted.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance. In March 2020, 311,000 restricted stock units with a fair value of approximately $1.4 million and a vesting period of three years were granted.
8.25% Series D Cumulative Preferred Stock Dividends—The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2020	2019
Series D Cumulative Preferred Stock	$825	$825
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
No shares were repurchased during the three months ended March 31, 2020 and 2019. As of March 31, 2020, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million. As of March 31, 2020, no shares of our common stock have been sold under this program.

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
The issuance activity is summarized below (in thousands):

Three Months Ended March 31, 2020
Series B Convertible Preferred Stock shares issued	23
Gross proceeds received	$439
Commissions and other expenses	7
Net proceeds	$432
At March 31, 2020 and December 31, 2019, there were approximately 5.0 million and 5.0 million outstanding shares of Series B Convertible Preferred Stock, respectively, that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2020	2019
Series B Convertible Preferred Stock	$1,730	$1,707
14. Related Party Transactions
Remington Lodging (prior to Ashford Inc. acquisition)
Between January 1, 2019 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive hotel management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman Mr. Monty Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc. Under our advisory agreement, we pay advisory fees to Ashford LLC. We pay a monthly base fee equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the 5th business day of each month.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2020	2019
Advisory services fee
Base advisory fee	$2,621	$2,660
Reimbursable expenses (1)	544	580
Equity-based compensation (2)	1,904	1,470
Incentive fee	—	1,314
Total	$5,069	$6,024
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Lismore Advisory Fee
On March 20, 2020, Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (the “Braemar Agreement”). Pursuant to the Braemar Agreement, Lismore shall, during the Agreement Term, negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels and secured revolving credit facility. The “Agreement Term” commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Braemar on not less than thirty days written notice.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee (the “Advisory Fee”) of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt and its secured revolving credit facility (the “Financing”), calculated and payable as follows: (i) 12.5 basis points (0.125%) of the aggregate amount of potential Financings upon execution of the Braemar Agreement; (ii) 12.5 basis points (0.125%) payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event the Company does not complete, for any reason, Financings during the term of the Braemar Agreement equal to or greater than $1,091,250,000, then the Company shall offset, against any fees owed by the Company or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by the Company to Lismore equal to the product of (x) the amount of Financings completed during the term of the Braemar Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing. As of March 31, 2020, the Company accrued an initial deposit of $1.4 million, included in “other assets” that was subsequently paid in April 2020.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15.0 million to fund the operations of Ashford Securities. As of March 31, 2020, Braemar has funded approximately $834,000. As of March 31, 2020 and December 31, 2019, $216,000 and $520,000, respectively, of the pre-funded amounts were included in “other assets” on our condensed consolidated balance sheets.
Costs for all operating expenses of Ashford Securities that are contributed by Ashford Trust and Braemar will be expensed as incurred. These costs will be allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the True-Up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2020	2019
Corporate, general and administrative	$233	$—
In the fourth quarter of 2019 the company expensed $314,000 of reimbursed operating expenses of Ashford Securities.
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
The ERFP Agreement generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by Braemar OP that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

$100 million by mutual agreement). Each funding will equal 10% of the property acquisition price and will be made either at the time of the property acquisition or at any time generally within the two -year period following the date of such acquisition, in exchange for furniture, fixtures & equipment (“FF&E”) for use at the acquired property or any other property owned by Braemar OP.
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
Project Management Agreement
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s indirect subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) for the following services as follows: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). On March 20, 2020, we amended the project management agreement to provide that Premier's fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company.
Hotel Management Agreement
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. Following the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At March 31, 2020, Remington Hotels managed three of our thirteen hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
Pursuant to the terms of the Letter Agreement dated March 13, 2020 (the “Hotel Management Letter Agreement”), in order to allow Remington Hotels to better manage its corporate working capital and to ensure the continued efficient operation of our hotels, we agreed to pay the base fee and to reimburse all expenses on a weekly basis for the preceding week, rather than on a monthly basis. The Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by us.
We also have a mutual exclusivity agreement with Remington Hotels, pursuant to which: (i) we have agreed to engage Remington Hotels to provide management services with respect to any hotel we acquire or invest in, to the extent we have the right and/or control the right to direct the management of such hotel; and (ii) Remington Hotels has agreed to grant us a right of first refusal to purchase any opportunity to develop or construct a hotel that it identifies that meets our initial investment guidelines. We are not, however, obligated to engage Remington Hotels if our independent directors either: (i) unanimously vote to hire a different manager or developer; or (ii) by a majority vote elect not to engage such related party because either special circumstances exist such that it would be in the best interest of our Company not to engage such related party, or, based on related party’s prior performance, it is believed that another manager could perform the management or other duties materially better.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2020, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2020, we pay a monthly hotel management fee equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2.5% to 7.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2015 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement.
One of the Company's hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company's hotels. The Company believes it is reasonably possible that the litigation could result in an unfavorable outcome, in which case the Company could experience a loss. The litigation commenced in 2016 and is currently scheduled to go to trial in the first quarter of 2021. The litigation may be settled before trial, in which case the Company estimates that the Company’s potential loss could range between $300,000 and $500,000. If the litigation is resolved at trial, the Company does not believe the potential loss is reasonably estimable at this time. As of March 31, 2020, no amounts have been accrued.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2020 and December 31, 2019, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Events
Subsequent to March 31, 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the Paycheck Protection Program (“PPP”) which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
As of May 26, 2020, the Company has temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remain operational.

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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•	the impact of the novel strain of coronavirus (COVID-19) and numerous governmental travel restrictions and other orders on our business;

•	our business and investment strategy;

•	our projected operating results and dividend rates;

•	our ability to obtain future financing arrangements or restructure existing property level indebtedness;

•	our understanding of our competition;

•	market trends;

•	projected capital expenditures;

•	anticipated acquisitions or dispositions; and

•	the impact of technology on our operations and business.
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events and factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•
the factors discussed in our Form 10-K for the year ended December 31, 2019, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020 (the “ 2019 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;” as supplemented by our Current Report on Form 8-K filed May 8, 2020, our subsequent Quarterly Reports and other filings under the Exchange Act;

•
adverse effects of the novel strain of coronavirus (COVID-19), including a general reduction in business and personal travel and government mandated travel restrictions in regions where our hotels are located;

•	ongoing negotiations with our lenders regarding potential forbearance or the exercise by our lenders of their remedies for default under our loan agreements;

•	general volatility of the capital markets and the market price of our common and preferred stock;

•	general business and economic conditions affecting the lodging and travel industry;

•	changes in our business or investment strategy;

•	availability, terms and deployment of capital;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	availability of qualified personnel to our advisor;

•	changes in our industry and the market in which we operate, interest rates, or local economic conditions;

•	the degree and nature of our competition;

•
actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier) and our executive officers and our non-independent director;

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	legislative and regulatory changes, including changes to the Code and related rules, regulations and interpretations governing the taxation of REITs; and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2019 10-K, as supplemented by our Current Report on Form 8-K filed May 8, 2020 and this Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak and the numerous government travel restrictions imposed in response thereto. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
Overview
We are a Maryland corporation formed in April 2013 that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $174 for the year ended December 31, 2019. We have elected to be taxed as a REIT under the Code. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2020, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2020, Remington Hotels, a subsidiary of Ashford Inc., managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2020, owned approximately 416,828 shares of Ashford Inc. common stock, which represented an approximate 16.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 31, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 68.3%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of March 31, 2020, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,525,484 common shares of us (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 9.3% ownership in us.
Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement with Ashford LLC, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended March 31, 2020, are as follows (in thousands):

Revenues	$28,766
Expenses	11,650
Net earnings	$17,116
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. The prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. Operations will remain suspended until state and local government restrictions and requirements are lifted and the Company can be confident that reopening the hotels will not jeopardize the health and safety of guests, hotel employees and local communities. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company fully drew down on its $75 million secured revolving credit facility, suspended the quarterly cash dividend on its common shares for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures and reduced the compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company’s financial reporting system, internal controls or disclosure controls and procedures.
As of March 31, 2020, the Company maintained unrestricted cash of $141.8 million. All of the Company’s property-level debt is non-recourse. Although the Company was in compliance with all its debt covenants as of March 31, 2020, subsequent to March 31, 2020 the Company did not make at least one interest payment on nearly all of its mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable mortgage loan, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, the Company’s lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans. Additionally, subsequent to March 31, 2020, the Company did not make rental payments under two ground leases that are paid monthly. The Company is actively negotiating the terms for forbearance agreements or waivers with its lenders and landlords. Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:

•	the Company has temporarily suspended operations at eleven hotel properties. The Company’s remaining two hotel properties are operating at reduced levels;

•	the Company worked proactively with its property managers to aggressively cut operating costs at its hotels ultimately resulting in an approximate 90% reduction in property-level staffing;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year from a range of $45-$65 million to a range of $15-$25 million;

•	the Company has suspended its common dividend conserving approximately $6 million per quarter;

•	the Company has completely drawn down its $75 million credit facility;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through compensation reductions for our board of directors and the curtailment of expenses resulting in an approximate 25% reduction in corporate general and administrative and reimbursable expenses;

•
the Company estimates that its current monthly cash utilization at its hotels given their current state of either having suspended operations or operating in a limited capacity is approximately $10 million per month. The Company’s debt is all property-level, non-recourse debt (excluding its $75 million secured revolving credit facility) and the monthly interest is approximately $3 million per month. The Company’s current run rate for corporate general and administrative expenses and advisory fees is approximately $1.3 million per month;

•
the Company ended the quarter with cash and cash equivalents of $141.8 million and restricted cash of $45.4 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $17.0 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs; and

•
beginning on April 1, 2020, the Company did not make at least one interest payment on nearly all of its hotel loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. The Company is actively working with its lenders to arrange mutually agreeable forbearance agreements to reduce its near-term cash utilization and improve liquidity.

On March 10, 2020 and March 13, 2020, we drew $25.0 million and $50.0 million, respectively, on our secured revolving credit facility with a borrowing capacity of $75.0 million.
Pursuant to the terms of the Letter Agreement dated March 13, 2020 (the “Hotel Management Letter Agreement”), in order to allow Remington Hotels to better manage its corporate working capital and to ensure the continued efficient operation of our hotels, we agreed to pay the base fee and to reimburse all expenses on a weekly basis for the preceding week, rather than on a monthly basis. The Hotel Management Letter Agreement went into effect on March 13, 2020 and will continue until terminated by us.
On March 16, 2020, in light of the uncertainty created by the effects of COVID-19, each non-employee serving on the Company’s board of directors agreed to a 25% reduction in their annual cash retainers. In addition, effective as of May 13, 2020, the board of directors agreed further that this reduced amount would be payable 75% in cash and 25% in equity (common stock of the Company or common units of Braemar OP). This arrangement will be effective until such time as the board of directors determines in its discretion that such effects of COVID-19 have subsided.
On March 20, 2020, Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc., entered into an agreement with the Company to seek modifications, forbearances or refinancings of the Company’s loans (the “Braemar Agreement”). Pursuant to the Braemar Agreement, Lismore shall, during the Agreement Term, negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on Braemar’s hotels and secured revolving credit facility. The “Agreement Term” commenced on March 20, 2020 and shall end on the date that is twelve months following the commencement date, or upon it being terminated by Braemar on not less than thirty days written notice.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee (the “Advisory Fee”) of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt and its secured revolving credit facility (the “Financing”), calculated and payable as follows: (i) 12.5 basis points (0.125%) of the aggregate amount of potential Financings upon execution of the Braemar Agreement; (ii) 12.5 basis points (0.125%) payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event the Company does not complete, for any reason, Financings during the term of the Braemar Agreement equal to or greater than $1,091,250,000, then the Company shall offset, against any fees owed by the Company or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by the Company to Lismore equal to the product of (x) the amount of Financings completed during the term of the Braemar Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing.
Subsequent to March 31, 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the PPP, which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
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
Occupancy, ADR and RevPAR are commonly used measures within the lodging industry to evaluate operating performance. RevPAR is an important statistic for monitoring operating performance at the individual hotel level and across our entire business. We evaluate individual hotel RevPAR performance on an absolute basis with comparisons to budget and prior periods, as well as on a regional and company-wide basis. ADR and RevPAR include only rooms revenue. Rooms revenue is dictated by demand (as measured by occupancy), pricing (as measured by ADR) and our available supply of hotel rooms.
We also use funds from operations (“FFO”), Adjusted FFO, earnings before interest, taxes, depreciation and amortization for real estate (“EBITDAre”) and Adjusted EBITDAre as measures of the operating performance of our business. See “Non-GAAP Financial Measures.”

RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Revenue
Rooms	$70,468	$76,731	$(6,263)	(8.2)%
Food and beverage	28,803	32,114	(3,311)	(10.3)
Other	18,249	19,663	(1,414)	(7.2)
Total hotel revenue	117,520	128,508	(10,988)	(8.6)
Other	—	5	(5)	(100.0)
Total revenue	117,520	128,513	(10,993)	(8.6)
Expenses
Hotel operating expenses:
Rooms	17,880	16,982	(898)	(5.3)
Food and beverage	23,901	22,210	(1,691)	(7.6)
Other expenses	42,090	38,895	(3,195)	(8.2)
Management fees	3,877	4,416	539	12.2
Total hotel operating expenses	87,748	82,503	(5,245)	(6.4)
Property taxes, insurance and other	7,660	7,460	(200)	(2.7)
Depreciation and amortization	18,338	16,686	(1,652)	(9.9)
Advisory services fee	5,069	6,024	955	15.9
Transaction costs	—	634	634	100.0
Corporate general and administrative	1,932	1,126	(806)	(71.6)
Total expenses	120,747	114,433	(6,314)	(5.5)
Operating income (loss)	(3,227)	14,080	(17,307)	(122.9)
Equity in earnings (loss) of unconsolidated entity	(40)	(50)	10	20.0
Interest income	129	362	(233)	(64.4)
Other income (expense)	(138)	(117)	(21)	(17.9)
Interest expense and amortization of loan costs	(11,897)	(14,193)	2,296	16.2
Write-off of loan costs and exit fees	—	(312)	312	100.0
Unrealized gain (loss) on investment in Ashford Inc.	—	707	(707)	(100.0)
Unrealized gain (loss) on derivatives	1,156	(872)	2,028	232.6
Income (loss) before income taxes	(14,017)	(395)	(13,622)	(3,448.6)
Income tax (expense) benefit	(1,370)	(927)	(443)	(47.8)
Net income (loss)	(15,387)	(1,322)	(14,065)	(1,063.9)
(Income) loss attributable to noncontrolling interest in consolidated entities	572	(99)	671	677.8
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,885	440	1,445	328.4
Net income (loss) attributable to the Company	$(12,930)	$(981)	$(11,949)	(1,218.0)%

All hotel properties owned for the three months ended March 31, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended March 31, 2020 and 2019. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of this hotel property has been included in our results of operations as of its acquisition date.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Occupancy	59.77%	75.38%
ADR (average daily rate)	$348.16	$318.53
RevPAR (revenue per available room)	$208.10	$240.11
Rooms revenue (in thousands)	$70,468	$76,731
Total hotel revenue (in thousands)	$117,520	$128,508
The following table illustrates the key performance indicators of the twelve comparable hotel properties that were included for the full three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Occupancy	59.65%	75.25%
ADR (average daily rate)	$325.03	$295.84
RevPAR (revenue per available room)	$193.88	$222.63
Rooms revenue (in thousands)	$62,477	$68,102
Total hotel revenue (in thousands)	$104,113	$115,017
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $11.9 million, from $1.0 million for the three months ended March 31, 2019 (the “2019 quarter”) to $12.9 million for the three months ended March 31, 2020 (the “2020 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $6.3 million, or 8.2%, to $70.5 million during the 2020 quarter compared to the 2019 quarter. During the 2020 quarter, we experienced a 9.3% increase in room rates and a 1,561 basis point decrease in occupancy. Rooms revenue at our twelve comparable hotel properties decreased $5.6 million due to a 1,560 basis point decrease in occupancy, partially offset by an increase in room rates of 9.9%. Rooms revenue decreased (i) $638,000 at the Ritz-Carlton, Lake Tahoe that was acquired on January 15, 2019; (ii) $3.1 million at the San Francisco Courtyard Downtown as a result of 4.4% lower room rates and a 2,367 basis point decrease in occupancy at the hotel; (ii) $2.2 million at the Capital Hilton as a result of 6.7% lower room rates and a 1,531 basis point decrease in occupancy at the hotel; (iii) $1.4 million at the Park Hyatt Beaver Creek as a result of a 1,736 basis point decrease in occupancy, partially offset by 7.3% higher room rates at the hotel; (iv) $1.4 million at the Hilton La Jolla Torrey Pines as a result of a 1,927 basis point decrease in occupancy, partially offset by 0.9% higher room rates at the hotel; (v) $1.4 million at the Seattle Marriott Waterfront as a result of a 2,383 basis point decrease in occupancy, partially offset by 4.3% higher room rates at the hotel; (vi) $702,000 at the Chicago Sofitel Magnificent Mile as a result of a 1,568 basis point decrease in occupancy, partially offset by 1.8% higher room rates at the hotel; (vii) $522,000 at the Ritz-Carlton, Sarasota as a result of a 1,179 basis point decrease in occupancy, partially offset by 8.6% higher rooms rates at the hotel; (viii) $498,000 at the Hotel Yountville as a result of a 1,870 basis point decrease in occupancy, partially offset by 2.2% higher room rates at the hotel; (ix) $485,000 at the Pier House Resort as a result of a 1,044 basis point decrease in occupancy, partially offset by 3.2% higher room rates at the hotel; and (x) $262,000 at the Bardessono Hotel as a result of a 1,461 basis point decrease in occupancy, partially offset by 5.8% higher room rates at the hotel. These decreases were partially offset by increases of (i) $6.2 million at the Ritz-Carlton, St. Thomas as a result of the hotel reopening in the fourth quarter of 2019 after being closed for renovation after Hurricane Irma; and (ii) $229,000 at The Notary Hotel as a result of 7.6% higher room rates, partially offset by a 183 basis point decrease in occupancy.

Food and Beverage Revenue. Food and beverage revenue decreased $3.3 million, or 10.3%, to $28.8 million during the 2020 quarter compared to the 2019 quarter. This decrease is primarily attributable to an aggregate decrease in food and beverage revenue of $5.8 million at the Hilton La Jolla Torrey Pines, Capital Hilton, Seattle Marriott Waterfront, San Francisco Courtyard Downtown, Park Hyatt Beaver Creek, Ritz-Carlton, Sarasota, Chicago Sofitel Magnificent Mile, Bardessono Hotel, Hotel Yountville and Pier House Resort. These decreases were partially offset by an increase of $89,000 at the Ritz-Carlton, Lake Tahoe that was acquired on January 15, 2019 and an aggregate increase of $2.4 million at the Ritz-Carlton, St. Thomas and The Notary Hotel.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, decreased $1.4 million, or 7.2%, to $18.2 million during the 2020 quarter compared to the 2019 quarter. The decrease is attributable to an aggregate decrease in other hotel revenue of $1.1 million at the Park Hyatt Beaver Creek, Bardessono Hotel, Ritz-Carlton, Sarasota, Hotel Yountville, Seattle Marriott Waterfront, Pier House Resort and Chicago Sofitel Magnificent Mile and lower business interruption revenue of $2.3 million. These decreases were partially offset by increases in other hotel revenue of $465,000 at the Ritz-Carlton, Lake Tahoe that was acquired in January 2019 and an aggregate increase of $1.6 million at the Ritz-Carlton, St. Thomas, San Francisco Courtyard Downtown, Capital Hilton, The Notary Hotel and Hilton La Jolla Torrey Pines.
During the 2020 quarter, we recognized business interruption revenue of $3.6 million at the Ritz-Carlton, St. Thomas as a result of Hurricanes Irma and Maria. During the 2019 quarter we recognized business interruption revenue of $6.0 million at the Ritz-Carlton, St. Thomas.
Rooms Expense. Rooms expense increased $898,000, or 5.3%, to $17.9 million in the 2020 quarter compared to the 2019 quarter. This increase is attributable to an increase of $235,000 at the Ritz-Carlton, Lake Tahoe that was acquired on January 15, 2019. We experienced an additional aggregate increase in rooms expense of $2.1 million at the Ritz-Carlton, St. Thomas, The Notary Hotel, Bardessono Hotel, Hotel Yountville and Ritz-Carlton, Sarasota. These increases were partially offset by an aggregate decrease in rooms expense of $1.5 million at Capital Hilton, San Francisco Courtyard Downtown, Park Hyatt Beaver Creek, Hilton La Jolla Torrey Pines, Seattle Marriott Waterfront, Pier House Resort and Chicago Sofitel Magnificent Mile.
Food and Beverage Expense. Food and beverage expense increased $1.7 million, or 7.6%, to $23.9 million during the 2020 quarter compared to the 2019 quarter. The increase is attributable to $695,000 at the Ritz-Carlton, Lake Tahoe that was acquired on January 15, 2019 and $3.0 million at the Ritz-Carlton, St. Thomas and The Notary Hotel, partially offset by an aggregate decrease of $996,000 at our ten other hotel properties.
Other Operating Expenses. Other operating expenses increased $3.2 million, or 8.2%, to $42.1 million in the 2020 quarter compared to the 2019 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $168,000 in direct expenses and an increase of $3.0 million in indirect expenses and incentive management fees in the 2020 quarter as compared to the 2019 quarter. Direct expenses were 4.8% of total hotel revenue in the 2020 quarter and 4.3% in the 2019 quarter. The increase in direct expenses is primarily attributable to an increase of $55,000 at the Ritz-Carlton, Lake Tahoe that was acquired on January 15, 2019. There was also an aggregate increase in direct expenses of $113,000 at our twelve comparable hotel properties. The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $4.3 million, comprised of $836,000 at the Ritz-Carlton, Lake Tahoe and $3.5 million at our twelve comparable hotel properties; (ii) marketing costs of $160,000, attributable to an increase of $139,000 at the Ritz-Carlton, Lake Tahoe and an increase of $21,000 at our twelve comparable hotel properties; (iii) energy costs of $107,000, attributable to an increase of $37,000 at the Ritz-Carlton, Lake Tahoe and $70,000 at our twelve comparable hotel properties; (iv) repairs and maintenance of $95,000, comprised of $46,000 at our twelve comparable hotel properties and $49,000 at the Ritz-Carlton, Lake Tahoe; and (v) lease expense of $29,000 comprised of $52,000 at the Ritz-Carlton, Lake Tahoe, partially offset by a decrease of $23,000 at our twelve comparable hotel properties. These increases were partially offset by a decrease in (i) incentive management fees of $1.7 million comprised of $1.7 million at our twelve comparable hotel properties, partially offset by an increase of $51,000 at the Ritz-Carlton, Lake Tahoe.
Management Fees. Base management fees decreased $539,000, or 12.2%, to $3.9 million in the 2020 quarter compared to the 2019 quarter. The decrease is comprised of decreases of $14,000 at the Ritz-Carlton, Lake Tahoe and $525,000 at our twelve comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $200,000, or 2.7%, to $7.7 million in the 2020 quarter compared to the 2019 quarter, which is due to increases of $71,000 at the Ritz-Carlton, Lake Tahoe and $129,000 at our twelve comparable hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 9.9%, to $18.3 million in the 2020 quarter compared to the 2019 quarter, which is due to an increase of $1.9 million at our twelve comparable hotel properties, partially offset by a decrease of $262,000 at the Ritz-Carlton, Lake Tahoe.

Advisory Services Fee. Advisory services fee decreased $955,000, or 15.9%, to $5.1 million in the 2020 quarter compared to the 2019 quarter due to decreases in the incentive fee of $1.3 million, the base advisory fee of $39,000 and reimbursable expenses of $36,000, partially offset by an increase in equity-based compensation of $434,000. In the 2020 quarter, we recorded an advisory services fee of $5.1 million, which included a base advisory fee of $2.6 million, reimbursable expenses of $544,000 and $1.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2019 quarter, we recorded an advisory services fee of $6.0 million, which included a base advisory fee of $2.7 million, reimbursable expenses of $580,000, an incentive fee of $1.3 million and $1.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $1.9 million in the 2020 quarter and $1.1 million in the 2019 quarter. The increase in corporate general and administrative expense is due to higher professional fees of $625,000, higher reimbursed operating expenses of Ashford Securities of $233,000, higher miscellaneous expenses of $61,000, partially offset by lower public company costs of $113,000.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2020 quarter and 2019 quarter, we recorded equity in loss of unconsolidated entity related to our investment in OpenKey of $40,000 and $50,000, respectively.
Interest Income. Interest income decreased $233,000, or 64.4%, to $129,000 in the 2020 quarter compared to the 2019 quarter.
Other Income (Expense). Other expense increased $21,000, or 17.9% to $138,000 in the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we recorded expense of $63,000 related to CMBX premiums and interest paid on collateral and a realized loss of $75,000 on interest rate floors. In the 2019 quarter, we recorded expense of $63,000 related to CMBX premiums and interest paid on collateral and a realized loss of $65,000 on interest rate floors, partially offset by income of $10,000 related to derivative interest.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $2.3 million, or 16.2%, to $11.9 million in the 2020 quarter compared to the 2019 quarter. The decrease is primarily due a lower average LIBOR rate, partially offset by higher interest expense associated with the $75 million draw on our secured revolving credit facility in March 2020. The average LIBOR rates in the 2020 quarter and the 2019 quarter were 1.40% and 2.50%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $312,000 in the 2019 quarter, resulting from the write-off of unamortized loan costs of $281,000 and $31,000 of costs associated with the refinancing of a mortgage loan. There was no write-off of loan costs and exit fees during the 2020 quarter.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain on investment in Ashford Inc. was $707,000 in the 2019 quarter. The investment in Ashford Inc. was disposed of in the fourth quarter of 2019.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $1.2 million in the 2020 quarter consisted of a $1.1 million unrealized gain on CMBX credit default swaps and a $75,000 unrealized gain on interest rate floors associated with the recognition of a realized loss from the termination of interest rate floors, partially offset by a $19,000 unrealized loss on interest rate caps. Unrealized loss on derivatives of $872,000 in the 2019 quarter consisted of a $798,000 unrealized loss on CMBX credit default swaps, a $71,000 unrealized loss on interest rate caps and a $3,000 unrealized loss on interest rate floors. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax expense increased $443,000, or 47.8%, to $1.4 million in the 2020 quarter. This increase was primarily due to an increase in the profitability of our TRS entities in the 2020 quarter compared to the 2019 quarter. TRS profits increased because of a significant decrease in TRS rent expense, which is the result of a significant decrease in projected 2020 hotel revenues due to COVID-19, partially offset by lower hotel operating profit.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $572,000 and income of $99,000 in the 2020 quarter and the 2019 quarter, respectively. At both March 31, 2020 and 2019, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.9 million and $440,000 in the 2020 quarter and the 2019 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 10.85% and 11.12% as of March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. The prolonged presence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remain operational. Operations will remain suspended until state and local government restrictions and requirements are lifted and the Company can be confident that reopening the hotels will not jeopardize the health and safety of guests, hotel employees and local communities. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company fully drew down on its $75 million secured revolving credit facility, suspended the quarterly cash dividend on its common shares for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures and reduced the compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company’s financial reporting system, internal controls or disclosure controls and procedures.
As of March 31, 2020, the Company maintained unrestricted cash of $141.8 million. All of the Company’s property-level debt is non-recourse. Although the Company was in compliance with all its debt covenants as of March 31, 2020, subsequent to March 31, 2020 the Company did not make at least one interest payment on nearly all of its mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable mortgage loan, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, the Company’s lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable mortgage loan and foreclose on the applicable hotel properties that are security for such loans. Additionally, subsequent to March 31, 2020, the Company did not make rental payments under two ground leases that are paid monthly. The Company is actively negotiating the terms for forbearance agreements or waivers with its lenders and landlords. Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. U.S. generally accepted accounting principles requires that in making this determination, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to ensure that it has additional financial flexibility going forward to navigate this crisis, including:

•	the Company has temporarily suspended operations at eleven hotel properties. The Company’s remaining two hotel properties are operating at reduced levels;

•	the Company worked proactively with its property managers to aggressively cut operating costs at its hotels ultimately resulting in an approximate 90% reduction in property-level staffing;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year from a range of $45-$65 million to a range of $15-$25 million;

•	the Company has suspended its common dividend conserving approximately $6 million per quarter;

•	the Company has completely drawn down its $75 million credit facility;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through compensation reductions for our board of directors and the curtailment of expenses resulting in an approximate 25% reduction in corporate general and administrative and reimbursable expenses;

•
the Company estimates that its current monthly cash utilization at its hotels given their current state of either having suspended operations or operating in a limited capacity is approximately $10 million per month. The Company’s debt is all property-level, non-recourse debt (excluding its $75 million secured revolving credit facility) and the monthly interest is approximately $3 million per month. The Company’s run rate for corporate general and administrative and advisory fees is approximately $1.3 million per month;

•
the Company ended the quarter with cash and cash equivalents of $141.8 million and restricted cash of $45.4 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $17.0 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs; and

•
beginning on April 1, 2020, the Company did not make at least one interest payment on nearly all of its hotel loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. The Company is actively working with its lenders to arrange mutually agreeable forbearance agreements to reduce its near-term cash utilization and improve liquidity.

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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and short-term borrowings under our secured revolving credit facility.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base management fee, subject to a minimum base management fee. The minimum base management fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, we will still be required to make payments to our advisor equal to the minimum base management fee, which could adversely impact our liquidity and financial condition.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity and preferred equity issuances, existing working capital, net cash provided by operations, proceeds from insurance claims, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and ongoing effects of COVID-19 on our business and the hotel industry, the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. Management cannot provide any assurances that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes.
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
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2020, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of March 31, 2020, no shares of our common stock have been sold under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc. serves as the dealer manager and wholesalers of our Series E Preferred Stock and Series M Preferred Stock. As of May 22, 2020, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
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
Dividend Policy. In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.16 per share for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock for the first quarter ended March 31, 2020. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Secured Revolving Credit Facility
We have a senior secured revolving credit facility in the amount of $75.0 million, including $15 million available in letters of credit and $15 million available in swingline loans.
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
We also are subject to certain financial covenants, as set forth below, which are tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

•	consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value not to exceed 65%. Our ratio was 56.4% at March 31, 2020.

•	consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.

•	consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning July 1, 2020 to 1.50x. Our ratio was 1.46x at March 31, 2020.

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
All financial covenants are tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at March 31, 2020. Subsequent to March 31, 2020 the Company did not make at least one interest payment on nearly all of its mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million.
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
The secured revolving credit facility matures on October 25, 2022, has two, one -year extension options if certain terms and conditions are satisfied and a 0.25% extension fee is paid. The secured revolving credit facility includes the opportunity to expand the borrowing capacity by up to $175.0 million to an aggregate size of $250.0 million, subject to certain terms.

As of March 31, 2020, we have borrowed $75.0 million under this facility and there is no additional capacity remaining.
We intend to repay any indebtedness incurred under our secured revolving credit facility from time to time out of net cash provided by operations and from the net proceeds of issuances of additional equity and debt securities or sale of assets, as market conditions permit. As of May 27, 2020, there was $75.0 million outstanding on our secured revolving credit facility and there is no additional capacity remaining.
Sources and Uses of Cash
We had approximately $141.8 million and $72.0 million of cash and cash equivalents at March 31, 2020 and December 31, 2019, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows used in operating activities were $865,000 and $616,000 for the three months ended March 31, 2020 and 2019, respectively. Cash flows from operations are impacted by changes in hotel operations of our twelve comparable hotel properties as well as the acquisition of the Ritz-Carlton, Lake Tahoe on January 15, 2019. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2020, net cash flows used in investing activities were $6.6 million. These cash outflows were primarily attributable to $7.5 million of capital improvements made to various hotel properties offset by $948,000 of insurance proceeds received related to the hurricanes. For the three months ended March 31, 2019, net cash flows used in investing activities were $148.9 million. These cash outflows were primarily attributable to $112.1 million for the acquisition of the Ritz-Carlton, Lake Tahoe and $36.6 million of capital improvements made to various hotel properties.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2020, net cash flows provided by financing activities were $64.3 million. Cash inflows primarily consisted of borrowings on revolving credit facility of $75.0 million and net proceeds of $474,000 from the issuance of preferred stock, partially offset by $8.5 million of dividend and distribution payments and distributions of $2.6 million to a noncontrolling interest in consolidated entities. For the three months ended March 31, 2019, net cash flows provided by financing activities were $51.1 million. Cash inflows primarily consisted of borrowings on indebtedness of $249.0 million partially offset by repayments of indebtedness of $187.1 million, $8.0 million of dividend and distribution payments and $2.4 million of loan costs and exit fee payments.
Seasonality
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations and cash on hand are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize borrowings to fund distributions required to maintain our REIT status. However, we cannot make any assurances that we will make distributions in the future.
Contractual Obligations and Commitments
Although there were no material changes, outside of the ordinary course of business, as of March 31, 2020. to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form10-K, subsequent to March 31, 2020, we did not make at least one interest payment on nearly all of our mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments - COVID-19, Management’s Plans and Liquidity” for additional information.

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
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form10-K. There have been no material changes in these critical accounting policies.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, Funds From Operations (“FFO”) and Adjusted FFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on disposition of assets and sale of hotel properties and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other/income expense, Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/loss on investments, unrealized gain/ loss on derivatives and stock/unit-based compensation.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(15,387)	$(1,322)
Interest expense and amortization of loan costs	11,897	14,193
Depreciation and amortization	18,338	16,686
Income tax expense (benefit)	1,370	927
Equity in (earnings) loss of unconsolidated entity	40	50
Company’s portion of EBITDA of OpenKey	(39)	(49)
EBITDA and EBITDAre	16,219	30,485
Amortization of favorable (unfavorable) contract assets (liabilities)	207	119
Transaction and conversion costs	491	634
Other (income) expense	138	117
Write-off of loan costs and exit fees	—	312
Unrealized (gain) loss on investment in Ashford Inc.	—	(707)
Unrealized (gain) loss on derivatives	(1,156)	872
Non-cash stock/unit-based compensation	1,985	1,528
Legal, advisory and settlement costs	613	71
Advisory services incentive fee	—	1,314
Company’s portion of adjustments to EBITDAre of OpenKey	3	11
Adjusted EBITDAre	$18,500	$34,756

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets and sale of hotel properties, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on convertible preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, advisory services incentive fee, other income/expense and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(15,387)	$(1,322)
(Income) loss attributable to noncontrolling interest in consolidated entities	572	(99)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,885	440
Preferred dividends	(2,555)	(2,532)
Net income (loss) attributable to common stockholders	(15,485)	(3,513)
Depreciation and amortization on real estate (1)	17,559	15,904
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,885)	(440)
Equity in (earnings) loss of unconsolidated entity	40	50
Company’s portion of FFO of OpenKey	(40)	(51)
FFO available to common stockholders and OP unitholders	189	11,950
Series B Convertible Preferred Stock dividends	1,730	1,707
Transaction and conversion costs	491	634
Other (income) expense	138	117
Interest expense accretion on refundable membership club benefits	213	225
Write-off of loan costs and exit fees	—	312
Amortization of loan costs (1)	1,053	1,155
Unrealized (gain) loss on investment in Ashford Inc.	—	(707)
Unrealized (gain) loss on derivatives	(1,156)	872
Non-cash stock/unit-based compensation	1,985	1,528
Legal, advisory and settlement costs	613	71
Advisory services incentive fee	—	1,314
Company’s portion of adjustments to FFO of OpenKey	3	11
Adjusted FFO available to common stockholders and OP unitholders	$5,259	$19,189
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended March 31,
	2020	2019
Depreciation and amortization on real estate	$(779)	$(782)
Amortization of loan costs	(18)	(25)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Seattle Marriott Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
San Francisco Courtyard Downtown (1)	San Francisco, CA	410	100%	410
Chicago Sofitel Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort	Key West, FL	142	100%	142
Ritz-Carlton, St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
Ritz-Carlton, Sarasota	Sarasota, FL	266	100%	266
Ritz-Carlton, Lake Tahoe	Truckee, CA	170	100%	170
Ground Lease Properties
Hilton La Jolla Torrey Pines (2)	La Jolla, CA	394	75%	296
Bardessono Hotel (3)	Yountville, CA	65	100%	65
Total		3,722		3,487
________

(1)	The Company previously announced the planned opening and the branding of the hotel as The Clancy. The hotel is expected to open by the end of 2020.

(2)	The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term.

(3)	The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At March 31, 2020, our total indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at March 31, 2020, would be approximately $2.9 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2020, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into a credit default swap transaction with a notional amount totaling $50.0 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $2.2 million at March 31, 2020.
We hold interest rate floors with notional amounts totaling $3.0 billion and strike rate of (0.25)%. Our total exposure is capped at our initial total cost of $3.6 million. These instruments have termination dates of July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020 (the “Evaluation Date”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement.
One of the Company's hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company's hotels. The Company believes it is reasonably possible that the litigation could result in an unfavorable outcome, in which case the Company could experience a loss. The litigation commenced in 2016 and is currently scheduled to go to trial in the first quarter of 2021. The litigation may be settled before trial, in which case the Company estimates that the Company’s potential loss could range between $300,000 and $500,000. If the litigation is resolved at trial, the Company does not believe the potential loss is reasonably estimable at this time. As of March 31, 2020, no amounts have been accrued.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, as supplemented by our Current Report on Form 8-K filed May 8, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed May 8, 2020.
The outbreak of the novel coronavirus (COVID-19) has and will continue to significantly reduce our occupancy rates and RevPAR.
Our business has been and will continue to be materially adversely affected by the impact of, and the public concern about, a pandemic disease. In December 2019, a novel strain of coronavirus (COVID-19) was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in every state in the United States. Since late February, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR reduction associated with the novel coronavirus (COVID-19) to continue as we are recording significant reservation cancellations as well as a significant reduction in new reservations relative to prior expectations. The continued outbreak of the virus in the U.S. has and will continue to further reduce travel and demand at our hotels. The prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel or other market impacts. The hotel industry and our portfolio have and we expect will continue to experience the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will likely be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety has materially adversely affected us by reducing demand for our hotels. Currently, no vaccines have been developed, and there can be no assurance that an effective vaccine will be developed soon or ever. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
We have defaulted on our property level secured debt and if we are unable to negotiate forbearance agreements, the lenders may foreclose on our hotels.
All of the Company’s properties are pledged as collateral for a variety of loans. On or about March 17, 2020, we sent notice to all of our lenders notifying such lenders that the spread of the novel strain of coronavirus (COVID-19) was having a significant negative impact on the travel and hospitality industry and that our hotels were experiencing a severe decrease in revenue, resulting in a negative impact on cash flow. While our loan agreements do not contain forbearance rights, we requested a modification to the terms of the loans. Specifically, we requested that for a period of time, shortfalls in debt service payments accrue without penalty and all extension options be deemed granted notwithstanding the existence of any debt service payment accruals. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. The Company is in the process of negotiating forbearance agreements with its lenders. At this time, we cannot predict the likelihood that these forbearance agreement discussions will be successful. If we are unsuccessful in negotiating these forbearance agreements, the lenders could potentially foreclose on our hotels. A foreclosure may also result in reputational risks with lenders that could make it more difficult, or more costly, to obtain loans in the future.
Any such Event of Default, acceleration of payments, or foreclosure of our assets could have a material adverse effect on our financial condition, results of operations and cash flows and ability to continue to operate or make distributions to our stockholders in the future. An Event of Default could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets. It is also possible that we could become involved in litigation related to matters concerning the defaulted loan, and such litigation could result in significant costs to us.
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
As a result of the impact of the COVID-19 pandemic, our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. As a result of the factors described below under “The outbreak of the novel coronavirus (COVID-19) has and will continue to significantly impact our occupancy rates and RevPAR,” our notes to our financial statements include a qualification as to a substantial doubt about our ability to continue as a going concern over the next twelve months. As a result of the continued suspension of operations at many of our hotels and the severe decline in revenues resulting from the COVID-19 pandemic, beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan agreement.

Further, the Company triggered an "Event of Default," as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. At this time, we are currently in the process of negotiating forbearance agreements with our lenders. Any forbearance agreement may lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections and there can be no assurance that we will be successful in modifying such terms. If we are unsuccessful in negotiating forbearance agreements with our lenders, this could lead to the potential acceleration of amounts due under our loan agreements, which would adversely affect our financial condition and liquidity. The foregoing raises substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our preferred and common stock and may make it challenging for us to issue additional debt on favorable terms to the extent necessary or desirable to increase our liquidity.
We do not have any employees, and rely on our hotel managers to employ the personnel required to operate the hotels we own. As a result, we have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly.
We do not have any employees. We contractually engage hotel managers, such as Marriott, Hilton, Hyatt, Accor and our affiliate, Remington Hotels, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate, our hotels. The hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent and our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hotels, which is our affiliate.
We may not pay dividends on our preferred stock in the future.
We may not continue to pay dividends on our preferred stock in the future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders, with whom we are currently negotiating forbearance agreements in light of our failure to make interest and principal payments starting in April 2020. Our board of directors decides each quarter whether to pay dividends on our preferred stock, based on a variety of factors deemed relevant by our directors, including the current business environment, overall funding levels, other contractual obligations and expected future business conditions. If we fail to pay dividends on our preferred stock, the market price of our preferred stock will likely be adversely affected and we will (absent paying all accrued by unpaid dividends by December 31, 2020) no longer be eligible to use the abbreviated and less costly Form S-3 registration statement to register our securities for sale, which would complicate our efforts to raise funds in the future.
We may become no longer eligible to use Form S-3, which would impair our capital raising activities.
We may become no longer eligible to use Form S-3 as a result of our recent payment defaults under our mortgage loans with our property level lenders, which occurred beginning on April 1, 2020. If such defaults are not cured by December 31, 2020, we will not be able to use our currently effective Form S-3 to register sales of our securities. In addition, we are currently restricted from filing new shelf registration statements on Form S-3 or filing a post-effective amendment to an existing Form S-3 as a result of our payment defaults. We have relied on shelf registration statements on Form S-3 for our financings in recent years, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, if we become ineligible to use our existing Form S-3 again, we will be required to use a registration statement on Form S-1 to register securities with the SEC, which would hinder our ability to act quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.
In light of the downturn of our business and Ashford Inc.’s business occasioned by COVID-19, we may not realize the anticipated benefits of the Enhanced Return Funding Program.
On January 15, 2019, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC, which generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by us that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). In light of the downturn of our business and Ashford Inc.’s business occasioned by COVID-19, we may not realize the anticipated benefits of the ERFP Agreement. Specifically, as of the date of this filing, Ashford LLC has a remaining commitment to provide approximately $39.7 million in ERFP funding to us in respect of its initial $50 million commitment. Ashford LLC, however, is not required to commit to provide funding under the ERFP Agreement if its unrestricted cash balance, after taking into account the cash amount required for such funding, would be less than $15.0 million. Given the significant negative impact that COVID-19 has had on the business of Ashford Inc. and Ashford LLC, it is uncertain whether Ashford LLC will be able to provide us with this additional funding, either because Ashford LLC’s unrestricted cash balance falls below $15.0 million or Ashford LLC is otherwise financially unable or unwilling to provide such funding. Furthermore, if Ashford Inc. and Ashford LLC do not fulfill their contractual obligations pursuant to the ERFP Agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party could negatively impact that relationship.
Additionally, under the terms of the ERFP Agreement, we are required on a going forward basis to pay asset management fees to our advisor, Ashford Inc., with respect to any hotel purchased with money funded pursuant to the ERFP Agreement, even after such hotel is disposed of, including as a result of foreclosure. As a result, if any hotel purchased with funds provided pursuant to the ERFP Agreement is foreclosed upon or otherwise disposed of, we will still be obligated to pay Ashford Inc. asset management fees as if we continued to own the hotels.
We are required to make minimum base management fee payments to our advisor, Ashford Inc., under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hotels, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base management fee (based on our total market capitalization and performance), subject to a minimum base management fee. The minimum base management fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, including as a result of the impact of COVID-19, we will still be required to make monthly payments to our advisor equal to the minimum base management fee (which we expect will equal 90% of the base fee paid for the same month in the prior fiscal year), which could adversely impact our liquidity and financial condition.
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $14,000 (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
Some of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Some of our hotels are on land subject to ground leases, two of which cover the entire property. Accordingly, we only own a long-term leasehold or similar interest in those two hotels. We may not make payments due on our ground leases, particularly in light of the downturn in our business occasioned by COVID-19. If we fail to make a payment on a ground lease or are otherwise found to be in breach of a ground lease, we could lose the right to use the hotel or the portion of the hotel property that is subject to the ground lease. In addition, unless we can purchase the fee simple interest in the underlying land and improvements, or extend the terms of these ground leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the ground leases. We may not be able to renew any ground lease upon its expiration, or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would need to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be negatively impacted as the ground lease expiration date approaches.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2020, pursuant to this authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	391		$—	(2)	—	$50,000,000
February 1 to February 29	7,316	(1)	$7.36	(2)	—	$50,000,000
March 1 to March 31	15,854	(1)	$2.53	(2)	—	$50,000,000
Total	23,561		$4.15		—
__________________

(1)
Includes 6,675 and 13,205 shares in February and March, respectively that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

(2)	There is no cost associated with the forfeiture of 391, 641 and 2,649 restricted shares of our common stock in January, February and March, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.4
Amendment Number One to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017)

3.5	Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018)
3.6	Fourth Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2018)
10.1	Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Braemar TRS Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020)
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
BRAEMAR HOTELS & RESORTS INC.

Date:	May 27, 2020	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 27, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer