Form 10-Q/A
period 2020-03-31
Braemar Hotels & Resorts Inc.
filed 2020-06-03
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Braemar Hotels & Resorts Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “Commission”) on May 28, 2020 (the “Original Form 10-Q”), to add this Explanatory Note, which was inadvertently omitted from the Original Form 10-Q, to disclose that the Company had filed the Original Form 10-Q after the May 11, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the Commission under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new Commission order under Section 36 of the Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).
On May 8, 2020, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-Q until May 28, 2020, and therefore relied on the Order due to circumstances related to the current coronavirus (“COVID-19”) pandemic. Specifically, the Company disclosed that it was unable to timely prepare and review the Original Form 10-Q due to circumstances related to COVID-19, including disruptions to the Company’s operations and business, the key accounting personnel responsible for assisting the Company in the preparation of its financial statements now being required to work remotely, and reductions in headcount and furloughs of accounting personnel. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-Q on or prior to the May 11, 2020 due date. Consistent with the Company’s statements made in the Form 8-K, the Company filed its Original Form 10-Q on May 28, 2020 (which was within the permitted timeframe of the Order).
In addition, the Company is amending the Exhibit Index to include certain exhibits which were inadvertently omitted from the Original Form 10-Q Exhibit Index. Such exhibits were all previously filed in other filings under the Exchange Act but were inadvertently omitted from the Original Form 10-Q Exhibit Index.
In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. This Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the Commission subsequent to the filing of the Original Form 10-Q.

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
3.3.1
Amendment Number One to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017)

3.3.2	Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018)
3.3.3
Amendment Number Three to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 filed on January 24, 2020).

3.4	Fourth Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2018)
3.5
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016)

3.5.1
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on April 27, 2016 (incorporated by reference to Exhibit 3.7 to the Current Report on Form 8-K filed on April 29, 2016)

3.5.2
Articles Supplementary Establishing Additional Shares of the Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on March 3, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017)

3.5.3
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2019)

3.6
Articles Supplementary for the Series C Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016)

3.7
Articles Supplementary for the Series D Cumulative Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2018)

3.8
Articles Supplementary Establishing the Series E Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on January 23, 2020 (incorporated by reference to Exhibit 3.14 to Amendment No. 1 to the Registration Statement on Form S-3 filed on January 24, 2020)

3.9
Articles Supplementary Establishing the Series M Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on January 23, 2020 (incorporated by reference to Exhibit 3.15 to Amendment No. 1 to the Registration Statement on Form S-3 filed on January 24, 2020)

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-3 filed on January 24, 2020)
10.1	Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Braemar TRS Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020)
10.2
Amendment No. 4 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 24, 2020)

31.1
Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 of Form 10-Q filed on May 28, 2020)

31.2
Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.2 of Form 10-Q filed on May 28, 2020)

31.3*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended

31.4*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of Form 10-Q filed on May 28, 2020)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of Form 10-Q filed on May 28, 2020)

________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRAEMAR HOTELS & RESORTS INC.

Date:	June 3, 2020	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	June 3, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer