Form 10-Q
period 2020-06-30
Braemar Hotels & Resorts Inc.
filed 2020-08-06
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

14185 Dallas Parkway
Suite 1100
Dallas
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	33,528,000
(Class)	Outstanding at August 4, 2020

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Investments in hotel properties, gross	$1,786,366	$1,791,174
Accumulated depreciation	(338,186)	(309,752)
Investments in hotel properties, net	1,448,180	1,481,422
Cash and cash equivalents	102,568	71,995
Restricted cash	41,464	58,388
Accounts receivable, net of allowance of $187 and $153, respectively	7,747	19,053
Inventories	2,611	2,794
Prepaid expenses	5,338	4,992
Investment in unconsolidated entity	1,845	1,899
Derivative assets	756	582
Operating lease right-of-use assets	81,913	82,596
Other assets	14,971	13,018
Intangible assets, net	4,830	5,019
Due from related parties, net	887	551
Due from third-party hotel managers	8,867	16,638
Total assets	$1,721,977	$1,758,947
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,123,313	$1,058,486
Accounts payable and accrued expenses	69,821	94,919
Dividends and distributions payable	3,208	9,143
Due to Ashford Inc.	2,694	4,344
Due to third-party hotel managers	971	1,685
Operating lease liabilities	61,010	61,118
Other liabilities	19,410	17,508
Total liabilities	1,280,427	1,247,203
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 5,031,473 and 5,008,421 shares issued and outstanding at June 30, 2020 and December 31, 2019	107,352	106,920
Redeemable noncontrolling interests in operating partnership	32,060	41,570
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 33,528,000 and 32,885,217 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	335	329
Additional paid-in capital	525,846	519,551
Accumulated deficit	(212,431)	(150,629)
Total stockholders’ equity of the Company	313,766	369,267
Noncontrolling interest in consolidated entities	(11,628)	(6,013)
Total equity	302,138	363,254
Total liabilities and equity	$1,721,977	$1,758,947
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Rooms	$6,533	$75,121	$77,001	$151,852
Food and beverage	2,077	25,790	30,880	57,904
Other	4,285	17,605	22,534	37,268
Total hotel revenue	12,895	118,516	130,415	247,024
Other	—	—	—	5
Total revenue	12,895	118,516	130,415	247,029
EXPENSES
Hotel operating expenses:
Rooms	3,445	16,833	21,325	33,815
Food and beverage	3,649	19,394	27,550	41,604
Other expenses	12,979	36,335	55,069	75,230
Management fees	466	4,166	4,343	8,582
Total hotel operating expenses	20,539	76,728	108,287	159,231
Property taxes, insurance and other	7,244	5,206	14,904	12,666
Depreciation and amortization	18,553	18,474	36,891	35,160
Advisory services fee	4,901	4,397	9,970	10,421
Transaction costs	—	70	—	704
Corporate general and administrative	1,513	932	3,445	2,058
Total expenses	52,750	105,807	173,497	220,240
Gain (loss) on disposition of assets	—	9	—	9
OPERATING INCOME (LOSS)	(39,855)	12,718	(43,082)	26,798
Equity in earnings (loss) of unconsolidated entity	(40)	(51)	(80)	(101)
Interest income	24	287	153	649
Other income (expense)	(64)	(139)	(202)	(256)
Interest expense and amortization of loan costs	(12,797)	(14,055)	(24,694)	(28,248)
Write-off of loan costs and exit fees	(2,237)	—	(2,237)	(312)
Unrealized gain (loss) on investment in Ashford Inc.	—	(4,626)	—	(3,919)
Unrealized gain (loss) on derivatives	(969)	654	187	(218)
INCOME (LOSS) BEFORE INCOME TAXES	(55,938)	(5,212)	(69,955)	(5,607)
Income tax (expense) benefit	4,447	(411)	3,077	(1,338)
NET INCOME (LOSS)	(51,491)	(5,623)	(66,878)	(6,945)
(Income) loss attributable to noncontrolling interest in consolidated entities	2,404	248	2,976	149
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,297	865	7,182	1,305
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(43,790)	(4,510)	(56,720)	(5,491)
Preferred dividends	(2,555)	(2,532)	(5,110)	(5,064)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(46,345)	$(7,042)	$(61,830)	$(10,555)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(1.41)	$(0.22)	$(1.89)	$(0.34)
Weighted average common shares outstanding – basic	32,907	32,307	32,688	32,213
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(1.41)	$(0.22)	$(1.89)	$(0.34)
Weighted average common shares outstanding – diluted	32,907	32,307	32,688	32,213
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(51,491)	$(5,623)	$(66,878)	$(6,945)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(51,491)	(5,623)	(66,878)	(6,945)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	2,404	248	2,976	149
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,297	865	7,182	1,305
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(43,790)	$(4,510)	$(56,720)	$(5,491)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at March 31, 2020	1,600	$16	33,511	$335	$524,341	$(166,108)	$(9,224)	$349,360	5,031	$107,352	$36,786
Purchase of common stock	—	—	(15)	—	(42)	—	—	(42)	—	—	—
Equity-based compensation	—	—	—	—	1,499	—	—	1,499	—	—	549
Issuance of restricted shares/units	—	—	35	—	48	—	—	48	—	—	44
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,730)	—	(1,730)	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Net income (loss)	—	—	—	—	—	(43,790)	(2,404)	(46,194)	—	—	(5,297)
Redemption value adjustment	—	—	—	—	—	22	—	22	—	—	(22)
Balance at June 30, 2020	1,600	$16	33,528	$335	$525,846	$(212,431)	$(11,628)	$302,138	5,031	$107,352	$32,060

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	$41,570
Purchase of common stock	—	—	(35)	—	(124)	—	—	(124)	—	—	—
Equity-based compensation	—	—	—	—	2,923	—	—	2,923	—	—	1,110
Issuance of preferred stock	—	—	—	—	—	—	—	—	23	432	—
Issuance of restricted shares/units	—	—	346	3	45	—	—	48	—	—	44
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(3,460)	—	(3,460)	—	—	—
Dividends declared – preferred stock - Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(56,720)	(2,976)	(59,696)	—	—	(7,182)
Redemption value adjustment	—	—	—	—	—	28	—	28	—	—	(28)
Balance at June 30, 2020	1,600	$16	33,528	$335	$525,846	$(212,431)	$(11,628)	$302,138	5,031	$107,352	$32,060

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at March 31, 2019	1,600	$16	32,841	$328	$514,739	$(132,575)	$(5,292)	$377,216	4,966	$106,123	$51,010
Purchase of common stock	—	—	(13)	—	(182)	—	—	(182)	—	—	—
Equity-based compensation	—	—	—	—	1,377	—	—	1,377	—	—	644
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,336)	—	(5,336)	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,707)	—	(1,707)	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(769)
Redemption/conversion of operating partnership units	—	—	55	1	766	—	—	767	—	—	(767)
Net income (loss)	—	—	—	—	—	(4,510)	(248)	(4,758)	—	—	(865)
Redemption value adjustment	—	—	—	—	—	7,178	—	7,178	—	—	(7,178)
Balance at June 30, 2019	1,600	$16	32,880	$329	$516,700	$(137,775)	$(5,540)	$373,730	4,966	$106,123	$42,075

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	$44,885
Impact of adoption of new accounting standard	—	—	—	—	—	(103)	—	(103)	—	—	—
Purchase of common stock	—	—	(30)	—	(384)	—	—	(384)	—	—	—
Equity-based compensation	—	—	—	—	2,355	—	—	2,355	—	—	1,194
Preferred stock offering costs	—	—	—	—	(13)	—	—	(13)	—	—	—
Issuance of restricted shares/units	—	—	237	2	(2)	—	—	—	—	—	7
Forfeiture of restricted common shares	—	—	(4)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.32/share)	—	—	—	—	—	(10,665)	—	(10,665)	—	—	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(3,414)	—	(3,414)	—	—	—
Dividends declared – preferred stock-Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,547)
Redemption/conversion of operating partnership units	—	—	165	2	2,199	—	—	2,201	—	—	(2,201)
Net income (loss)	—	—	—	—	—	(5,491)	(149)	(5,640)	—	—	(1,305)
Redemption value adjustment	—	—	—	—	—	(1,042)	—	(1,042)	—	—	1,042
Balance at June 30, 2019	1,600	$16	32,880	$329	$516,700	$(137,775)	$(5,540)	$373,730	4,966	$106,123	$42,075
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(66,878)	$(6,945)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	36,891	35,160
Equity-based compensation	4,033	3,549
Bad debt expense	439	166
Amortization of loan costs	2,018	2,201
Write-off of loan costs and exit fees	2,237	312
Amortization of intangibles	414	237
Amortization of non-refundable membership initiation fees	(173)	(67)
Interest expense accretion on refundable membership club deposits	415	438
(Gain) loss on disposition of assets	—	(9)
Unrealized (gain) loss on investment in Ashford Inc.	—	3,919
Realized and unrealized (gain) loss on derivatives	(112)	358
Net settlement of trading derivatives	30	(175)
Equity in (earnings) loss of unconsolidated entity	80	101
Deferred income tax expense (benefit)	(734)	592
Changes in operating assets and liabilities, exclusive of the effects of hotel acquisition:
Accounts receivable and inventories	10,027	(5,325)
Prepaid expenses and other assets	(1,677)	(3,147)
Accounts payable and accrued expenses	(16,287)	6,336
Operating lease right-of-use assets	269	170
Due to/from related parties, net	(336)	(1,099)
Due to/from third-party hotel managers	7,057	1,066
Due to/from Ashford Inc.	(971)	(381)
Operating lease liabilities	(108)	(86)
Other liabilities	80	(4,892)
Net cash provided by (used in) operating activities	(23,286)	32,479

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	2,528	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	(111,751)
Investment in unconsolidated entity	(26)	(156)
Net proceeds from disposition of assets	—	1,420
Improvements and additions to hotel properties	(12,294)	(72,707)
Net cash provided by (used in) investing activities	(9,792)	(183,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	109,317	249,000
Repayments of indebtedness	(44,317)	(187,086)
Payments of loan costs and exit fees	(4,941)	(2,440)
Payments for derivatives	(92)	(62)
Purchase of common stock	(30)	(202)
Payments for dividends and distributions	(11,045)	(16,456)
Proceeds from issuance of preferred stock	474	—
Preferred stock offering costs	—	(110)
Distributions to noncontrolling interest in consolidated entities	(2,639)	—
Other	—	7
Net cash provided by (used in) financing activities	46,727	42,651
Net change in cash, cash equivalents and restricted cash	13,649	(108,064)
Cash, cash equivalents and restricted cash at beginning of period	130,383	258,488
Cash, cash equivalents and restricted cash at end of period	$144,032	$150,424

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$16,060	$25,427
Income taxes paid (refunded)	775	(494)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock purchases accrued but not paid	$42	$182
Dividends and distributions declared but not paid	3,208	9,334
Capital expenditures accrued but not paid	9,685	16,396
Accrued preferred stock offering expenses	17	—

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$71,995	$182,578
Restricted cash at beginning of period	58,388	75,910
Cash, cash equivalents and restricted cash at beginning of period	$130,383	$258,488

Cash and cash equivalents at end of period	$102,568	$80,360
Restricted cash at end of period	41,464	70,064
Cash, cash equivalents and restricted cash at end of period	$144,032	$150,424
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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, broker-dealer and distribution services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of June 30, 2020, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of June 30, 2020, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of June 30, 2020, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Internal Revenue Code.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of June 30, 2020, operations at two of the Company’s hotels remain

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, in March 2020, the Company fully drew down on its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures and reduced the cash compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees. See note 6 for term loan details.
As of June 30, 2020, the Company maintained unrestricted cash of $102.6 million. All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and Courtyard San Francisco Downtown. During the second quarter of 2020, we reached forbearance and other agreements with our lenders relating to mortgage loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, Courtyard San Francisco Downtown, and Marriott Seattle Waterfront. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $760.0 million out of approximately $1.1 billion in property level debt outstanding as of June 30, 2020. The Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants that the Company was subject to under the secured revolving credit facility.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolve any potential events of default arising out of such non-payments.
As of June 30, 2020, the Company maintained unrestricted cash of $102.6 million and restricted cash of $41.5 million. During the three months ended June 30, 2020, we utilized cash, cash equivalents and restricted cash of $43.2 million. During the vast majority of the second quarter of 2020, 11 of the Company’s 13 hotels were closed. Currently only two hotels remain closed. We are taking several steps to reduce our cash utilization. There is uncertainty surrounding future cash flows. As a result of these uncertainties, and based on certain circumstances, it is possible that the Company could utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In making this determination pursuant to U.S. generally accepted accounting principles, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020; and

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
Income Taxes—On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted. For the period ended June 30, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
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
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended June 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$1,910	$270	$520	$—	$2,700
Colorado	1	116	27	334	—	477
Florida	2	3,309	1,617	2,336	—	7,262
Illinois	1	311	37	67	—	415
Pennsylvania	1	534	—	83	—	617
Washington	1	67	—	64	—	131
Washington, D.C.	1	(9)	(13)	376	—	354
USVI	1	295	139	505	—	939
Total	13	$6,533	$2,077	$4,285	$—	$12,895

	Three Months Ended June 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$26,549	$7,956	$3,526	$—	$38,031
Colorado	1	1,376	1,416	1,728	—	4,520
Florida	2	11,444	6,591	4,181	—	22,216
Illinois	1	8,229	2,408	406	—	11,043
Pennsylvania	1	7,257	905	254	—	8,416
Washington	1	7,901	1,606	425	—	9,932
Washington, D.C.	1	12,363	4,430	436	—	17,229
USVI	1	2	478	6,649	—	7,129
Total	13	$75,121	$25,790	$17,605	$—	$118,516

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$25,897	$8,041	$4,938	$—	$38,876
Colorado	1	8,267	4,282	3,239	—	15,788
Florida	2	17,298	9,360	7,030	—	33,688
Illinois	1	2,932	889	363	—	4,184
Pennsylvania	1	5,000	1,206	319	—	6,525
Washington	1	3,765	791	422	—	4,978
Washington, D.C.	1	6,526	3,478	882	—	10,886
USVI	1	7,316	2,833	5,341	—	15,490
Total	13	$77,001	$30,880	$22,534	$—	$130,415

	Six Months Ended June 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$56,463	$18,121	$7,452	$—	$82,036
Colorado	1	10,973	6,252	5,394	—	22,619
Florida	2	26,440	14,687	9,003	—	50,130
Illinois	1	11,552	3,546	702	—	15,800
Pennsylvania	1	11,494	1,713	483	—	13,690
Washington	1	13,017	3,421	807	—	17,245
Washington, D.C.	1	21,071	8,991	818	—	30,880
USVI	1	842	1,173	12,609	—	14,624
Corporate entities	—	—	—	—	5	5
Total	13	$151,852	$57,904	$37,268	$5	$247,029

For the three and six months ended June 30, 2020, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $390,000 and $4.0 million, respectively. For the three and six months ended June 30, 2019, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $6.6 million and $12.6 million, respectively.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$455,298	$455,298
Buildings and improvements	1,183,288	1,173,151
Furniture, fixtures and equipment	134,919	129,595
Construction in progress	12,861	33,130
Total cost	1,786,366	1,791,174
Accumulated depreciation	(338,186)	(309,752)
Investments in hotel properties, net	$1,448,180	$1,481,422

Impairment Charges and Insurance Recoveries
For the three and six months ended June 30, 2020, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $390,000 and $4.0 million, respectively. For the three and six months ended June 30, 2019, the Company recorded revenue from business interruption losses associated with lost profits from the hurricanes of $6.6 million and $12.6 million, respectively. These revenues are included in “other” hotel revenue in our condensed consolidated statements of operations.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

For the three and six months ended June 30, 2020, the Company received proceeds of $5.4 million and $7.4 million, respectively, from our insurance carriers for property damage and business interruption from the hurricanes. The Company received proceeds of $8.3 million for both the three and six months ended June 30, 2019.
During both the three and six months ended June 30, 2020 and 2019, no impairment charges were recorded. The Company also had a liability of $3.8 million, included in “other liabilities” on the condensed consolidated balance sheet, as it has received insurance proceeds in excess of property damage claims that are not yet settled as of June 30, 2020. The Company will not record revenue for business interruption losses associated with lost profits or gains from property damage recoveries until the amount for such recoveries is known and the amount is realizable.
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. An additional investment of $26,000 was made during the six months ended June 30, 2020. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of June 30, 2020, the Company has made investments in OpenKey totaling $2.4 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and six months ended June 30, 2020 and 2019.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2020	December 31, 2019
Carrying value of the investment in OpenKey (in thousands)	$1,845	$1,899
Ownership interest in OpenKey	8.6%	8.6%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2020	2019	2020	2019
Equity in earnings (loss) of unconsolidated entity	$(40)	$(51)	$(80)	$(101)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

6. Indebtedness, net
Indebtedness, net consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate (1)	Default Rate (2)	June 30, 2020	December 31, 2019
Secured revolving credit facility (5)	Equity	October 2022	Base Rate (4) + 1.25% to 2.50% or LIBOR (3) + 2.25% to 3.50%	n/a	$—	$—
Mortgage loan (6)	Park Hyatt Beaver Creek	April 2021	LIBOR (3) + 2.75%	n/a	67,500	67,500
Mortgage loan (7)	The Notary Hotel	June 2021	LIBOR (3) + 2.16%	n/a	435,000	435,000
	Courtyard San Francisco Downtown
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (8)	Ritz-Carlton, St. Thomas	August 2021	LIBOR (3) + 3.95%	n/a	42,500	42,500
Mortgage loan (9)	Hotel Yountville	May 2022	LIBOR (3) + 2.55%	n/a	51,000	51,000
Mortgage loan (9)	Bardessono Hotel	August 2022	LIBOR (3) + 2.55%	n/a	40,000	40,000
Term loan (5)	Equity	October 2022	Base Rate (4) + 1.25% to 2.50% or LIBOR (3) + 2.25% to 3.50%	n/a	65,000	—
Mortgage loan (9)	Ritz-Carlton, Sarasota	April 2023	LIBOR (3) + 2.65%	n/a	100,000	100,000
Mortgage loan (9)	Ritz-Carlton, Lake Tahoe	January 2024	LIBOR(3) + 2.10%	n/a	54,000	54,000
Mortgage loan (10)	Capital Hilton	February 2024	LIBOR (3) + 1.70%	5.00%	195,000	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan (9)	Pier House Resort	September 2024	LIBOR (3) + 1.85%	n/a	80,000	80,000
					1,130,000	1,065,000
Deferred loan costs, net					(6,687)	(6,514)
Indebtedness, net					$1,123,313	$1,058,486
__________________

(1)	Interest rates do not include default or late payment rates in effect on some mortgage loans.

(2)
Default rates are presented for mortgage loans which were in default, in accordance with the terms and conditions of the applicable mortgage agreement, as of June 30, 2020. The default rate is accrued in addition to the stated interest rate.

(3)	LIBOR rates were 0.162% and 1.763% at June 30, 2020 and December 31, 2019, respectively.

(4)	Base Rate, as defined in the secured term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

(5)
Effective June 8, 2020, we amended this secured revolving credit facility totaling $75 million, which was the total borrowing capacity. In conjunction with the amendment, we repaid $10 million of principal and converted the facility to a term loan with a principal balance of $65 million. The amended term loan is interest only until March 2021 and bears interest at a rate of Base Rate + 1.25% - 2.50% or LIBOR + 2.25% - 3.5%, with a LIBOR floor of 0.50%. Beginning March 31, 2021, principal amortization payments of $5 million are due on the last day of each quarter.

(6)	This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in April 2020.

(7)
Effective June 9, 2020, we executed a FF&E accommodation agreement for this mortgage loan. Terms of the agreement included lender-held reserves were made available to fund property-level operating expenses and monthly FF&E escrow deposits were waived through January 2021. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in June 2020.

(8)
The interest rate spread on this mortgage loan changed from 4.95% as of December 31, 2019, to 3.95% as of March 31, 2020, based on an appraisal received in accordance with the August 5, 2019 loan amendment. This mortgage loan has a LIBOR floor of 1.00%. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.

(9)
Effective May 1, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included adding a LIBOR floor to 0.25%, deferral of interest payments for three months, with the option to extend the interest payment deferral an additional three months, which was exercised in August 2020, with all deferred payments due at maturity, lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020.

(10)
As of June 30, 2020, this mortgage loan was in default under the terms and conditions of the mortgage loan agreement. Default interest has been accrued, in accordance with the terms of the mortgage loan agreement, and is reflected in the Company’s condensed consolidated balance sheet and statements of operations.

In April 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the Payroll Protection Program (“PPP”), which was established under the CARES Act. All funds borrowed under the PPP totaling $34.3 million were returned on or before May 7, 2020.
On June 8, 2020, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment converts the $75 million Second Amended and Restated Credit Agreement, dated October 25, 2019 (the “Credit Facility”), which was a secured revolving credit facility, into a $65 million secured term loan. The Company had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also adds principal amortization of $5 million per quarter commencing on March 31, 2021. The Amendment changes the terms of certain financial covenants that the Company was subject to under the Credit Facility. The Amendment has the same maturity date of October 25, 2022 but removes the two one -year extension options and also removes the Company’s ability to reborrow amounts that have been repaid.
We are required to maintain certain financial ratios under secured term loan. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and Courtyard San Francisco Downtown. During the second quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, Courtyard San Francisco Downtown and Marriott Seattle Waterfront. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $760.0 million out of approximately $1.1 billion in property level debt outstanding as of June 30, 2020. See note 14 for discussion of the loan modification agreement with Lismore Capital LLC (“Lismore”).
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Six Months Ended June 30,
Interest rate caps:	2020	2019
Notional amount (in thousands)	$602,500	$228,500
Strike rate low end of range	3.00%	3.00%
Strike rate high end of range	4.00%	7.80%
Effective date range	March 2020 - June 2020	January 2019 - April 2019
Termination date range	April 2021 - June 2021	March 2020 - February 2021
Total cost of interest rate caps (in thousands)	$92	$62

Interest rate floors:
Notional amount (in thousands)	$—	$2,000,000
Strike rate		1.63%
Effective date		January 2019
Termination date		March 2020
Total cost of interest rate floors (in thousands)	$—	$75
_______________
No instruments were designated as cash flow hedges for during the six months ended June 30, 2020 and 2019.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	June 30, 2020	December 31, 2019
Notional amount (in thousands)	$819,000	$968,000
Strike rate low end of range	3.00%	3.00%
Strike rate high end of range	4.00%	7.80%
Termination date range	September 2020 - October 2021	January 2020 - October 2021
Aggregate principal balance on corresponding mortgage loans (in thousands)	$819,000	$870,000

Interest rate floors: (1) (2)
Notional amount (in thousands)	$3,000,000	$5,000,000
Strike rate low end of range	(0.25)%	(0.25)%
Strike rate high end of range	(0.25)%	1.63%
Termination date range	July 2020	March 2020 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of June 30, 2020, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.2 million as of June 30, 2020. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2020, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 0.162% to 0.101% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
June 30, 2020
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$30	$—	$—	$30
Credit default swaps	—	(374)	—	1,100	726
	$—	$(344)	$—	$1,100	$756	(2)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1	$—	$52	$53
Interest rate derivatives - caps	—	1	—	—	1
Credit default swaps	—	(550)	—	1,078	528
	$—	$(548)	$—	$1,130	$582	(2)
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$734		$—		$666
Interest rate derivatives - caps	(44)		(10)		(63)		(81)
Credit default swaps	(925)	(1)	(145)	(1)	175	(1)	(943)	(1)
Total derivative assets	$(969)		$579		$112		$(358)

Non-derivative assets:
Investment in Ashford Inc.	—		(4,626)		—		(3,919)
Total	$(969)		$(4,047)		$112		$(4,277)
Total combined
Interest rate derivatives - floors	$—		$809		$75		$806
Interest rate derivatives - caps	(44)		(10)		(63)		(81)
Credit default swaps	(925)		(145)		175		(943)
Unrealized gain (loss) on derivatives	(969)		654		187		(218)
Realized gain (loss) on interest rate floors	—		(75)	(2)	(75)	(2)	(140)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	—		(4,626)		—		(3,919)
Net	$(969)		$(4,047)		$112		$(4,277)
_______________

(1)
Excludes costs associated with credit default swaps of $64 and $64 for the three months ended June 30, 2020 and 2019, respectively, as well as $127 and $126 for the six months ended June 30, 2020 and 2019, respectively, which is included in “other income (expense)” in our condensed consolidated statements of operations.

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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$756	$756	$582	$582
Financial assets not measured at fair value:
Cash and cash equivalents	$102,568	$102,568	$71,995	$71,995
Restricted cash	41,464	41,464	58,388	58,388
Accounts receivable, net	7,747	7,747	19,053	19,053
Due from related parties, net	887	887	551	551
Due from third-party hotel managers	8,867	8,867	16,638	16,638
Financial liabilities not measured at fair value:
Indebtedness, net	$1,130,000	$943,253 to $1,042,542	$1,065,000	$1,003,863 to $1,109,532
Accounts payable and accrued expenses	69,821	69,821	94,919	94,919
Dividends and distributions payable	3,208	3,208	9,143	9,143
Due to Ashford Inc.	2,694	2,694	4,344	4,344
Due to third-party hotel managers	971	971	1,685	1,685

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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 83.5% to 92.3% of the carrying value of $1.1 billion at June 30, 2020, and approximately 94.3% to 104.2% of the carrying value of $1.1 billion at December 31, 2019. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(43,790)	$(4,510)	$(56,720)	$(5,491)
Less: Dividends on preferred stock	(2,555)	(2,532)	(5,110)	(5,064)
Less: Dividends on common stock	—	(5,173)	—	(10,331)
Less: Dividends on unvested performance stock units	—	(75)	—	(150)
Less: Dividends on unvested restricted shares	—	(88)	—	(184)
Undistributed net income (loss) allocated to common stockholders	(46,345)	(12,378)	(61,830)	(21,220)
Add back: Dividends on common stock	—	5,173	—	10,331
Distributed and undistributed net income (loss) - basic and diluted	$(46,345)	$(7,205)	$(61,830)	$(10,889)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	32,907	32,307	32,688	32,213

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(1.41)	$(0.22)	$(1.89)	$(0.34)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(1.41)	$(0.22)	$(1.89)	$(0.34)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$88	$—	$184
Income (loss) allocated to unvested performance stock units	—	75	—	150
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,297)	(865)	(7,182)	(1,305)
Dividends on preferred stock - Series B	1,730	1,707	3,460	3,414
Total	$(3,567)	$1,005	$(3,722)	$2,443
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	52	38	70
Effect of unvested performance stock units	—	166	—	227
Effect of assumed conversion of operating partnership units	3,845	4,181	3,979	4,262
Effect of assumed conversion of preferred stock - Series B	6,728	6,569	6,728	6,569
Effect of advisory services incentive fee shares	236	73	298	73
Total	10,809	11,041	11,043	11,201

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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership. In March 2020, 83,000 LTIP units with a fair value of approximately $364,000 and a vesting period of three years were granted. In May 2020, approximately 17,000 LTIP units were issued to independent directors, with a fair value of approximately $37,000, which vested immediately upon grant. In addition, on May 22, 2020, approximately 17,000 LTIP units were issued to independent directors, with a fair value of approximately $44,000, which vested immediately upon grant. This grant represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors and will be amortized to equity-based compensation expense over the next 12 months. See note 17.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of June 30, 2020, there were approximately 431,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. In March 2020, 160,000 Performance LTIP units with a fair value of approximately $281,000 and a vesting period of three years were granted.
As of June 30, 2020, we have issued a total of 1.3 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 200,000 LTIP units and 220,000 Performance LTIP units issued from March 2015 to May 2020, had reached full economic parity with, and are convertible into, common units.
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020		2019
Common units converted to common stock	—	55	339		165
Fair value of common units converted	$—	$767	$390	(1)	$2,201
____________________________________

(1)	The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $3.5 million.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2020	December 31, 2019
Redeemable noncontrolling interests in Braemar OP	$32,060	$41,570
Adjustments to redeemable noncontrolling interests (1)	$37	$65
Ownership percentage of operating partnership	10.26%	10.96%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical cost.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$5,297	$865	$7,182	$1,305
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	769	—	1,547

12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common stock dividends declared	$—	$5,336	$—	$10,665

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
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance. In March 2020, 311,000 restricted stock units with a fair value of approximately $1.4 million and a vesting period of three years were granted. In May 2020, approximately 17,000 shares of common stock were issued to independent directors, with a fair value of approximately $37,000, which vested immediately upon grant. In addition, on May 22, 2020, approximately 18,000 shares of common stock were issued to independent directors, with a fair value of approximately $48,000, which vested immediately upon grant. This grant represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors and will be amortized to equity-based compensation expense over the next 12 months. See note 17.
8.25% Series D Cumulative Preferred Stock Dividends—The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Series D Cumulative Preferred Stock	$825	825	$1,650	$1,650

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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

No shares were repurchased during the three and six months ended June 30, 2020 and 2019. As of June 30, 2020, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million. As of June 30, 2020, no shares of our common stock have been sold under this program.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The issuance activity is summarized below (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Series B Convertible Preferred Stock shares issued	—	23
Gross proceeds received	$—	$439
Commissions and other expenses	—	7
Net proceeds	$—	$432

At June 30, 2020 and December 31, 2019, there were approximately 5.0 million and 5.0 million outstanding shares of Series B Convertible Preferred Stock, respectively, that do not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Series B Convertible Preferred Stock	$1,730	$1,707	$3,460	$3,414

14. Related Party Transactions
Remington Lodging (prior to Ashford Inc. acquisition)
Between January 1, 2019 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive hotel management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Advisory services fee
Base advisory fee	$2,572	$2,860	$5,193	$5,520
Reimbursable expenses (1)	412	681	956	1,261
Equity-based compensation (2)	1,917	1,961	3,821	3,431
Incentive fee	—	(1,105)	—	209
Total	$4,901	$4,397	$9,970	$10,421
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Lismore Advisory Fee
On March 20, 2020, the Company entered into an agreement with Lismore, a subsidiary of Ashford Inc., to engage Lismore to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore shall, during the agreement term (which commenced on March 20, 2020 and shall end on the date that is 12 months following the commencement date, or upon it being terminated by the Company on not less than thirty days written notice), negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on the Company’s hotels and secured revolving credit facility.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee (the “Advisory Fee”) of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt and its secured revolving credit facility (the “Financing”), calculated and payable as follows: (i) 12.5 basis points (0.125%) of the aggregate amount of potential Financings upon execution of the Lismore Agreement; (ii) 12.5 basis points (0.125%) payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event the Company does not complete, for any reason, Financings during the term of the Lismore Agreement equal to or greater than $1,091,250,000, then the Company shall offset, against any fees owed by the Company or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by the Company to Lismore equal to the product of (x) the amount of Financings completed during the term of the Lismore Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing. Upon entering into the agreement with Lismore, the Company made a payment of $1.4 million. No amounts under this payment can be clawed back. As of June 30, 2020, the Company has also paid $682,000 related to periodic installments of which $406,000 has been expensed in accordance with the agreement and $276,000 may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has paid $813,000 in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of June 30, 2020, the Company has paid Lismore approximately $2.9 million and held a deposit of $1.3 million, included in “other assets.” For the three and six months ended June 30, 2020, the Company has recognized expense of $1.6 million, which is included in “write-off of loan costs and exit fees.”
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15.0 million to fund the operations of Ashford Securities. As of June 30, 2020, Braemar has funded approximately $834,000. As of June 30, 2020 and December 31, 2019, $106,000 and $520,000, respectively, of the pre-funded amounts were included in “other assets” on our condensed consolidated balance sheets.
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

	Three Months Ended June 30,	Six Months Ended June 30,
Line Item	2020	2020
Corporate, general and administrative	$97	$330

In the fourth quarter of 2019 the company expensed $314,000 of reimbursed operating expenses of Ashford Securities.
Enhanced Return Funding Program
Concurrent with amending the Fifth Amended and Restated Advisory Agreement with Ashford LLC on January 15, 2019, the Company also entered into the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) with Ashford Inc. The “key money investments” concept previously contemplated by our advisory agreement was replaced with the ERFP Agreement. The Fifth Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, project management and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
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
Project Management Agreement
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) for the following services as follows: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). On March 20, 2020, we amended the project management agreement to provide that Premier's fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company.
Hotel Management Agreement
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. Following the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At June 30, 2020, Remington Hotels managed three of our thirteen hotel properties.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We pay monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
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
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2020, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2020, we pay a monthly hotel management fee equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2.5% to 7.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2016 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120.
One of the Company's hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company's hotels. The Company believes it is reasonably possible that the litigation could result in an unfavorable outcome, in which case the Company could experience a loss. The litigation commenced in 2016 and is currently scheduled to go to trial in the first quarter of 2021. The litigation may be settled before trial, in which case the Company estimates that the Company’s potential loss could range between $300,000 and approximately $500,000. If the litigation is resolved at trial, the Company does not believe the potential loss is reasonably estimable at this time. As of June 30, 2020, no amounts have been accrued.
In June 2020, each of the Company, Ashford Trust, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Ashford Trust, Ashford Inc. and Lismore, the “Ashford Companies”) received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to,

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. The Company is responding to the administrative subpoena.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2020 and December 31, 2019, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Event
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each independent director serving on the Company’s board of directors would be temporarily reduced by 25% and would continue in effect until the board of directors determined in its discretion that the effects of COVID-19 had subsided. The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the board of directors in its discretion. On August 6, 2020, the Company announced that for fiscal year 2020, the independent directors will receive the full value of their annual cash retainer (without reduction). The full value of such cash retainer will be paid 25% in either fully vested shares of common stock or LTIP units (at each director’s election) and 75% in cash; however, each independent director may also elect to take all or any portion of such 75% in either fully vested shares of common stock or LTIP units. The remaining quarterly installments of such retainer will be adjusted so that, for fiscal 2020 in the aggregate, each independent director will have received the full value of the annual cash retainer in the mix of cash and fully vested common stock (or LTIP units) so elected. This arrangement does not apply to any additional cash retainers for committee service or service as lead director, or meeting fees, which will continue to be paid in cash. The board of directors currently intends to continue this arrangement through the Company’s 2021 Annual Meeting of Stockholders, at which time the board of directors currently intends to re-examine the program.

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

•	adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located;

•	ongoing negotiations with our lenders regarding potential forbearance or the exercise by our lenders of their remedies for default under our loan agreements;

•	actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans that are in default;

•
our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements that are sufficient to eliminate the substantial doubt about our ability to continue as a going concern;

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

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	the timing or outcome of the SEC investigation;

•	legislative and regulatory changes, including changes to the Code and related rules, regulations and interpretations governing the taxation of REITs; and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2020, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.

We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2020, Remington Hotels, a subsidiary of Ashford Inc., managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement services, broker-dealer and distribution services audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2020, owned approximately 430,803 shares of Ashford Inc. common stock, which represented an approximate 17.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of June 30, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 68.1%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of June 30, 2020, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,525,484 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 9.3% ownership in the Company.
Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement with Ashford LLC, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended June 30, 2020, are as follows (in thousands):

Revenues	$27,619
Expenses	11,382
Net earnings	$16,237
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of June 30, 2020, operations at two of the Company’s hotels remain temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, the Company fully drew down on its $75 million secured revolving credit facility, suspended the quarterly cash dividend on its common stock for the first and second quarters of 2020 and likely for all of 2020, reduced planned capital expenditures and reduced the cash compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company’s financial reporting system, internal controls or disclosure controls and procedures.
As of June 30, 2020, the Company maintained unrestricted cash of $102.6 million. All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and Courtyard San Francisco Downtown. During the second quarter of 2020, we reached forbearance and other agreements with our lenders relating to mortgage loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, Courtyard San Francisco Downtown and Marriott Seattle Waterfront. As of the date of this filing, in the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $760.0 million out of approximately $1.1 billion in property level debt outstanding as of June 30, 2020. The Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants that the Company was subject to under the secured revolving credit facility. We are in the final stages of finalizing a forbearance agreement on our last mortgage loan that is currently in default, however, there can be no assurances that we will be successful in executing the forbearance agreement. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolve any potential events of default arising out of such non-payments.
As of June 30, 2020, the Company maintained unrestricted cash of $102.6 million and restricted cash of $41.5 million. During the three months ended June 30, 2020, we utilized cash, cash equivalents and restricted cash of $43.2 million. During the vast majority of the second quarter of 2020 11 of the Company’s 13 hotels were closed. Monthly operating results showed continuing improvement in June 2020 and currently only two hotels remain closed. However, even though operating results are improving, a resurgence of negative events related to the COVID-19 pandemic could result in another downturn in the business impacting operating cash flows in the future. We are also taking several steps to reduce our cash utilization. All of these items create uncertainty surrounding future cash flows. As a result of these uncertainties, and based on certain circumstances, it is possible that the Company could utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In making this determination pursuant to U.S. generally accepted accounting principles, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. There can be no assurance that we will be able to complete any financing transactions and raise sufficient additional capital or take other actions that will provide us with sufficient liquidity to satisfy our obligations over the next 12 months.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to provide financial flexibility going forward to navigate this crisis, including:

•	as of August 4, 2020, the Company has temporarily suspended operations at two hotel properties. The Company’s remaining eleven hotel properties are open and operating;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year to a range of $15-$25 million;

•	the Company has suspended its common stock dividends conserving approximately $6 million per quarter;

•	the Company has completely drawn down its $75 million credit facility, which was subsequently converted to a $65 million term loan;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through compensation reductions for our board of directors and the curtailment of expenses resulting in an approximate 25% reduction in corporate general and administrative and reimbursable expenses; and

•
the Company ended the quarter with cash and cash equivalents of $102.6 million and restricted cash of $41.5 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $8.9 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.

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
On March 20, 2020, the Company entered into an agreement with Lismore Capital LLC (“Lismore”), a subsidiary of Ashford Inc., to engage Lismore to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore shall, during the agreement term, (which commenced on March 20, 2020 and shall end on the date that is 12 months following the commencement date, or upon it being terminated by the Company on not less than 30 days’ written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on the Company’s hotels and secured revolving credit facility.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee (the “Advisory Fee”) of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt and its secured revolving credit facility (the “Financing”), calculated and payable as follows: (i) 12.5 basis points (0.125%) of the aggregate amount of potential Financings upon execution of the Lismore Agreement; (ii) 12.5 basis points (0.125%) payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event the Company does not complete, for any reason, Financings during the term of the Lismore Agreement equal to or greater than $1,091,250,000, then the Company shall offset, against any fees owed by the Company or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by the Company to Lismore equal to the product of (x) the amount of Financings completed during the term of the Lismore Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing. Upon entering into the agreement with Lismore, the Company made a payment of $1.4 million. No amounts under this payment can be clawed back. As of June 30, 2020, the Company has also paid $682,000 related to periodic installments of which $406,000 has been expensed in accordance with the agreement and $276,000 may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has paid $813,000 in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of June 30, 2020, the Company has paid Lismore approximately $2.9 million and held a deposit of $1.3 million, included in “other assets.” For the three and six months ended June 30, 2020, the Company has recognized expense of $1.6 million, which is included in “write-off of loan costs and exit fees.”
In April 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the PPP, which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
On June 8, 2020, the Company entered into an Amendment that converts the $75 million secured revolving credit facility into a $65 million secured term loan. The Company had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also adds principal amortization of $5 million per quarter commencing on March 31, 2021. The Amendment changes the terms of certain financial covenants that the Company was subject to under the Credit Facility. The Amendment has the same maturity date of October 25, 2022 but removes the two one-year extension options and also removes the Company’s ability to reborrow amounts that have been repaid.
On July 28, 2020, the board of directors of the Company appointed Richard J. Stockton, the President and Chief Executive Officer of the Company, as a member of the board of director, effective immediately, to serve a term ending on the date of the Company’s 2021 Annual Meeting of Stockholders.
On March 16, 2020, the Company announced that in light of the uncertainty created by the effects of COVID-19, the annual cash retainer for each independent director serving on the Company’s board of directors would be temporarily reduced by 25% and would continue in effect until the board of directors determined in its discretion that the effects of COVID-19 had subsided.

The Company also disclosed at that time that any amounts relinquished pursuant to the reduction in fees may be paid in the future, as determined by the board of directors in its discretion. On August 6, 2020, the Company announced that for fiscal year 2020, the independent directors will receive the full value of their annual cash retainer (without reduction). The full value of such cash retainer will be paid 25% in either fully vested shares of common stock or LTIP units (at each director’s election) and 75% in cash; however, each independent director may also elect to take all or any portion of such 75% in either fully vested shares of common stock or LTIP units. The remaining quarterly installments of such retainer will be adjusted so that, for fiscal 2020 in the aggregate, each independent director will have received the full value of the annual cash retainer in the mix of cash and fully vested common stock (or LTIP units) so elected. This arrangement does not apply to any additional cash retainers for committee service or service as lead director, or meeting fees, which will continue to be paid in cash. The board of directors currently intends to continue this arrangement through the Company’s 2021 Annual Meeting of Stockholders, at which time the board of directors currently intends to re-examine the program.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Revenue
Rooms	$6,533	$75,121	$(68,588)	(91.3)%
Food and beverage	2,077	25,790	(23,713)	(91.9)
Other	4,285	17,605	(13,320)	(75.7)
Total revenue	12,895	118,516	(105,621)	(89.1)
Expenses
Hotel operating expenses:
Rooms	3,445	16,833	13,388	79.5
Food and beverage	3,649	19,394	15,745	81.2
Other expenses	12,979	36,335	23,356	64.3
Management fees	466	4,166	3,700	88.8
Total hotel operating expenses	20,539	76,728	56,189	73.2
Property taxes, insurance and other	7,244	5,206	(2,038)	(39.1)
Depreciation and amortization	18,553	18,474	(79)	(0.4)
Advisory services fee	4,901	4,397	(504)	(11.5)
Transaction costs	—	70	70	100.0
Corporate general and administrative	1,513	932	(581)	(62.3)
Total expenses	52,750	105,807	53,057	50.1
Gain (loss) on disposition of assets	—	9	(9)	(100.0)
Operating income (loss)	(39,855)	12,718	(52,573)	(413.4)
Equity in earnings (loss) of unconsolidated entity	(40)	(51)	11	21.6
Interest income	24	287	(263)	(91.6)
Other income (expense)	(64)	(139)	75	54.0
Interest expense and amortization of loan costs	(12,797)	(14,055)	1,258	9.0
Write-off of loan costs and exit fees	(2,237)	—	(2,237)
Unrealized gain (loss) on investment in Ashford Inc.	—	(4,626)	4,626	100.0
Unrealized gain (loss) on derivatives	(969)	654	(1,623)	(248.2)
Income (loss) before income taxes	(55,938)	(5,212)	(50,726)	(973.3)
Income tax (expense) benefit	4,447	(411)	4,858	1,182.0
Net income (loss)	(51,491)	(5,623)	(45,868)	(815.7)
(Income) loss attributable to noncontrolling interest in consolidated entities	2,404	248	2,156	869.4
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,297	865	4,432	512.4
Net income (loss) attributable to the Company	$(43,790)	$(4,510)	$(39,280)	(871.0)%

All hotel properties owned for the three months ended June 30, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended June 30, 2020 and 2019.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended June 30,
	2020	2019
Occupancy	6.81%	79.98%
ADR (average daily rate)	$282.64	$290.81
RevPAR (revenue per available room)	$19.24	$232.60
Rooms revenue (in thousands)	$6,533	$75,121
Total hotel revenue (in thousands)	$12,895	$118,516
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $39.3 million, from $4.5 million for the three months ended June 30, 2019 (the “2019 quarter”) to $43.8 million for the three months ended June 30, 2020 (the “2020 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $68.6 million, or 91.3%, to $6.5 million during the 2020 quarter compared to the 2019 quarter. During the 2020 quarter, we experienced a 2.8% decrease in room rates and a 7,317 basis point decrease in occupancy. The decrease in rooms revenue is due to the COVID-19 pandemic. Rooms revenue decreased (i) $12.4 million at the Capital Hilton as the hotel was closed for the entire 2020 quarter; (ii) $10.3 million at the Courtyard San Francisco Downtown as the hotel was closed for almost the entire 2020 quarter; (iii) $7.9 million at the Sofitel Chicago Magnificent Mile as a result of a 8,541 basis point decrease in occupancy and 44.3% lower room rates at the hotel; (iv) $7.8 million at the Marriott Seattle Waterfront as a result of a 8,690 basis point decrease in occupancy and 19.5% lower room rates at the hotel; (v) $6.7 million at The Notary Hotel as a result of a 6,290 basis point decrease in occupancy and 33.7% lower room rates; (vi) $6.2 million at the Hilton La Jolla Torrey Pines as a result of a 7,334 basis point decrease in occupancy and 41.2% lower room rates at the hotel; (vii) $4.1 million at the Ritz-Carlton, Sarasota as a result of a 4,087 basis point decrease in occupancy and 9.6% lower rooms rates at the hotel; (viii) $4.0 million at the Pier House Resort as a result of a 6,431 basis point decrease in occupancy and 23.2% lower room rates at the hotel; (ix) $2.9 million at the Bardessono Hotel as a result of a 6,116 basis point decrease in occupancy and 4.1% lower room rates at the hotel; (x) $2.8 million at the Hotel Yountville as a result of a 6,622 basis point decrease in occupancy and 3.7% lower room rates at the hotel; (xi) $2.4 million at the Ritz-Carlton, Lake Tahoe as a result of a 4,045 basis point decrease in occupancy, partially offset by 10.9% higher room rates at the hotel; and (xii) $1.3 million at the Park Hyatt Beaver Creek as a result of a 3,428 basis point decrease in occupancy, partially offset by 11.8% higher room rates at the hotel. These decreases were partially offset by an increase of $293,000 at the Ritz-Carlton, St. Thomas as a result of the hotel reopening in the fourth quarter of 2019 after being closed for renovation after Hurricane Irma.
Food and Beverage Revenue. Food and beverage revenue decreased $23.7 million, or 91.9%, to $2.1 million during the 2020 quarter compared to the 2019 quarter. This decrease is attributable to all of our hotel properties as a result of the COVID-19 pandemic.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, decreased $13.3 million, or 75.7%, to $4.3 million during the 2020 quarter compared to the 2019 quarter. The decrease is attributable to an aggregate decrease in other hotel revenue of $7.2 million at all but one hotel property as a result of the COVID-19 pandemic and lower business interruption revenue of $6.2 million. These decreases were partially offset by an increase in other hotel revenue of $98,000 at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 quarter.
During the 2020 quarter, we recognized business interruption revenue of $390,000 at the Ritz-Carlton, St. Thomas as a result of Hurricanes Irma and Maria. During the 2019 quarter, we recognized business interruption revenue of $6.6 million at the Ritz-Carlton, St. Thomas.
Rooms Expense. Rooms expense decreased $13.4 million, or 79.5%, to $3.4 million in the 2020 quarter compared to the 2019 quarter. This decrease is attributable to an aggregate decrease of $13.6 million at all but one hotel property as a result of the COVID-19 pandemic. This decrease was partially offset by an increase in rooms expense of $241,000 at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 quarter.
Food and Beverage Expense. Food and beverage expense decreased $15.7 million, or 81.2%, to $3.6 million during the 2020 quarter compared to the 2019 quarter. This decrease is attributable to all of our hotel properties as a result of the COVID-19 pandemic.

Other Operating Expenses. Other operating expenses decreased $23.4 million, or 64.3%, to $13.0 million in the 2020 quarter compared to the 2019 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $3.0 million in direct expenses and a decrease of $20.4 million in indirect expenses and incentive management fees in the 2020 quarter as compared to the 2019 quarter as a result of the COVID-19 pandemic. Direct expenses were 10.3% of total hotel revenue in the 2020 quarter and 3.6% in the 2019 quarter. The decrease in indirect expenses is comprised of decreases in (i) general and administrative costs of $9.4 million; (ii) marketing costs of $6.2 million; (iii) repairs and maintenance of $2.5 million; (iv) energy costs of $1.1 million; (v) incentive management fees of $971,000; and (vi) lease expense of $248,000.
Management Fees. Base management fees decreased $3.7 million, or 88.8%, to $466,000 in the 2020 quarter compared to the 2019 quarter at to all of our hotel properties as a result of the COVID-19 pandemic.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.0 million, or 39.1%, to $7.2 million in the 2020 quarter compared to the 2019 quarter, which is primarily due to the receipt of a property tax refund of $1.7 million in the 2019 quarter at the Park Hyatt Beaver Creek.
Depreciation and Amortization. Depreciation and amortization increased $79,000, or 0.4%, to $18.6 million in the 2020 quarter compared to the 2019 quarter.
Advisory Services Fee. Advisory services fee increased $504,000, or 11.5%, to $4.9 million in the 2020 quarter compared to the 2019 quarter due to an increase in the incentive fee of $1.1 million, as a result of a credit in the 2019 quarter, partially offset by decreases in the base advisory fee of $288,000, reimbursable expenses of $269,000, and equity-based compensation of $44,000. In the 2020 quarter, we recorded an advisory services fee of $4.9 million, which included a base advisory fee of $2.6 million, reimbursable expenses of $412,000 and $1.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2019 quarter, we recorded an advisory services fee of $4.4 million, which included a base advisory fee of $2.9 million, reimbursable expenses of $681,000, $2.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to incentive fee of $1.1 million.
Corporate General and Administrative. Corporate general and administrative expense was $1.5 million in the 2020 quarter and $932,000 in the 2019 quarter. The increase in corporate general and administrative expense is due to higher professional fees of $277,000, higher miscellaneous expenses of $193,000, higher reimbursed operating expenses of Ashford Securities of $97,000, and higher public company costs of $14,000.
Gain (Loss) on Disposition of Assets. In the 2019 quarter, we recorded a gain of $9,000 related to the sale of assets at the Hotel Yountville related to ERFP. There was no gain (loss) on the disposition of assets during the 2020 quarter.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2020 quarter and 2019 quarter, we recorded equity in loss of unconsolidated entity related to our investment in OpenKey of $40,000 and $51,000, respectively.
Interest Income. Interest income decreased $263,000, or 91.6%, to $24,000 in the 2020 quarter compared to the 2019 quarter.
Other Income (Expense). Other expense decreased $75,000, or 54.0% to $64,000 in the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we recorded expense of $64,000 related to CMBX premiums and interest paid on collateral. In the 2019 quarter, we recorded other expense of $64,000 related to CMBX premiums and interest paid on collateral, and a realized loss of $75,000 on interest rate floors.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $1.3 million, or 9.0%, to $12.8 million in the 2020 quarter compared to the 2019 quarter. The decrease is primarily due a lower average LIBOR rate, partially offset by accruals for additional default interest and late payment charges totaling $3.5 million and higher interest expense associated with the $75 million draw on our secured revolving credit facility in March 2020. The average LIBOR rates in the 2020 quarter and the 2019 quarter were 0.35% and 2.44%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.2 million in the 2020 quarter, resulting from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $2.2 million, were expensed in accordance with applicable accounting guidance. There were no write-off of loan costs and exit fees during the 2019 quarter.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain on investment in Ashford Inc. was $4.6 million in the 2019 quarter. The investment in Ashford Inc. was disposed of in the fourth quarter of 2019.

Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $969,000 in the 2020 quarter consisted of a $925,000 unrealized loss on CMBX credit default swaps and a $44,000 unrealized loss on interest rate caps. Unrealized gain on derivatives of $654,000 for the 2019 quarter consisted of an $809,000 unrealized gain on interest rate floors, partially offset by a $145,000 unrealized loss on CMBX credit default swaps and a $10,000 unrealized loss on interest rate caps. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $4.9 million, from income tax expense of $411,000 in the 2019 quarter to an income tax benefit of $4.4 million in the 2020 quarter. This change was primarily due to a decrease in the profitability of our TRS entities in the 2020 quarter compared to the 2019 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $2.4 million and $248,000 in the 2020 quarter and the 2019 quarter, respectively. At both June 30, 2020 and 2019, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $5.3 million and $865,000 in the 2020 quarter and the 2019 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 10.26% and 10.94% as of June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Revenue
Rooms	$77,001	$151,852	$(74,851)	(49.3)%
Food and beverage	30,880	57,904	(27,024)	(46.7)
Other	22,534	37,268	(14,734)	(39.5)
Total hotel revenue	130,415	247,024	(116,609)	(47.2)
Other	—	5	(5)	(100.0)
Total revenue	130,415	247,029	(116,614)	(47.2)
Expenses
Hotel operating expenses:
Rooms	21,325	33,815	12,490	36.9
Food and beverage	27,550	41,604	14,054	33.8
Other expenses	55,069	75,230	20,161	26.8
Management fees	4,343	8,582	4,239	49.4
Total hotel operating expenses	108,287	159,231	50,944	32.0
Property taxes, insurance and other	14,904	12,666	(2,238)	(17.7)
Depreciation and amortization	36,891	35,160	(1,731)	(4.9)
Advisory services fee	9,970	10,421	451	4.3
Transaction costs	—	704	704	100.0
Corporate general and administrative	3,445	2,058	(1,387)	(67.4)
Total expenses	173,497	220,240	46,743	21.2
Gain (loss) on disposition of assets	—	9	(9)	(100.0)
Operating income (loss)	(43,082)	26,798	(69,880)	(260.8)
Equity in earnings (loss) of unconsolidated entity	(80)	(101)	21	20.8
Interest income	153	649	(496)	(76.4)
Other income (expense)	(202)	(256)	54	21.1
Interest expense and amortization of loan costs	(24,694)	(28,248)	3,554	12.6
Write-off of loan costs and exit fees	(2,237)	(312)	(1,925)	(617.0)
Unrealized gain (loss) on investment in Ashford Inc.	—	(3,919)	3,919	100.0
Unrealized gain (loss) on derivatives	187	(218)	405	185.8
Income (loss) before income taxes	(69,955)	(5,607)	(64,348)	(1,147.6)
Income tax (expense) benefit	3,077	(1,338)	4,415	330.0
Net income (loss)	(66,878)	(6,945)	(59,933)	(863.0)
(Income) loss attributable to noncontrolling interest in consolidated entities	2,976	149	2,827	1,897.3
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	7,182	1,305	5,877	450.3
Net income (loss) attributable to the Company	$(56,720)	$(5,491)	$(51,229)	(933.0)%

All hotel properties owned for the six months ended June 30, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the six months ended June 30, 2020 and 2019. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of these hotel properties have been included in our results of operations as of their acquisition dates.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Six Months Ended June 30,
	2020	2019
Occupancy	33.25%	77.69%
ADR (average daily rate)	$341.44	$304.19
RevPAR (revenue per available room)	$113.53	$236.33
Rooms revenue (in thousands)	$77,001	$151,852
Total hotel revenue (in thousands)	$130,415	$247,024
The following table illustrates the key performance indicators of the twelve comparable hotel properties that were included for the full six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Occupancy	33.22%	78.53%
ADR (average daily rate)	$320.12	$292.05
RevPAR (revenue per available room)	$106.34	$229.35
Rooms revenue (in thousands)	$68,640	$140,470
Total hotel revenue (in thousands)	$116,457	$227,606
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $51.2 million, from $5.5 million for the six months ended June 30, 2019 (the “2019 period”), to $56.7 million for the six months ended June 30, 2020 (the “2020 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $74.9 million, or 49.3%, to $77.0 million during the 2020 period compared to the 2019 period. During the 2020 period, we experienced a 12.2% increase in room rates and a 4,444 basis point decrease in occupancy compared to the 2019 period. The decrease in rooms revenue is due to the COVID-19 pandemic. Rooms revenue at our twelve comparable hotel properties decreased $71.8 million due to a 4,531 basis point decrease in occupancy, partially offset by an increase in room rates of 9.6%. Rooms revenue decreased (i) $3.0 million at the Ritz-Carlton, Lake Tahoe as a result of a 2,678 basis point decrease in occupancy, partially offset by higher room rates of 20.7% and 15 additional days of rooms revenue in the 2020 period as a result its acquisition on January 15, 2019; (ii) $14.5 million at the Capital Hilton as a result of a 12.8% lower room rate and a 5,449 basis point decrease in occupancy at the hotel. This is primarily a result of the hotel being closed since March 2020 due to the impact of the COVID-19 pandemic. (iii) $13.4 million at the Courtyard San Francisco Downtown as a result of 0.4% lower room rates and a 5,795 basis point decrease in occupancy at the hotel. The hotel has been closed since April 11, 2020; (iv) $9.3 million at the Marriott Seattle Waterfront as a result of 10.9% lower room rates and a 5,540 basis point decrease in occupancy at the hotel; (v) $8.6 million at the Sofitel Chicago Magnificent Mile as a result of 30.4% lower room rates and a 5,061 basis point decrease in occupancy at the hotel; (vi) $7.6 million at the Hilton La Jolla Torrey Pines as a result of a 4.9% lower room rates and a 4,631 basis point decrease in occupancy at the hotel; (vii) $6.5 million at The Notary Hotel as a result of 13.3% lower room rates and a 3,240 basis point decrease in occupancy at the hotel; (viii) $4.7 million at the Ritz-Carlton, Sarasota as a result of a 2,630 basis point decrease in occupancy, partially offset by 6.3% higher room rates at the hotel; (ix) $4.5 million at the Pier House Resort as a result of a 3,736 basis point decrease in occupancy, partially offset by 4.0% higher room rates at the hotel; (x) $3.3 million at the Hotel Yountville as a result of 12.3% lower room rates and a 4,249 basis point decrease in occupancy at the hotel; (xi) $3.2 million at the Bardessono Hotel as a result of 9.5% lower room rates and a 3,790 basis point decrease in occupancy at the hotel; and (xii) $2.7 million at the Park Hyatt Beaver Creek as a result of a 2,570 basis point decrease in occupancy, partially offset by 33.9% higher room rates at the hotel. These decreases were partially offset by an increase of $6.5 million at the Ritz-Carlton, St. Thomas as a result of the hotel renovation during the 2019 period.
Food and Beverage Revenue. Food and beverage revenue decreased $27.0 million, or 46.7%, to $30.9 million during the 2020 period compared to the 2019 period. This decrease is primarily attributable to the impact of the COVID-19 pandemic. We experienced an aggregate decrease in food and beverage revenue of $28.7 million at the Hilton La Jolla Torrey Pines, Capital Hilton, Ritz-Carlton, Sarasota, Sofitel Chicago Magnificent Mile, Marriott Seattle Waterfront, Park Hyatt Beaver Creek, Ritz-Carlton, Lake Tahoe, Courtyard San Francisco Downtown, Pier House Resort, Bardessono Hotel, The Notary Hotel, and Hotel Yountville. These decreases were partially offset by an increase of $1.7 million at the Ritz-Carlton, St. Thomas.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, decreased $14.7 million, or 39.5%, to $22.5 million during the 2020 period compared to the 2019 period. The decrease is attributable to an aggregate decrease in other hotel revenue of $7.1 million at the Park Hyatt Beaver Creek, Ritz-Carlton, Sarasota, Hilton La Jolla Torrey Pines, Bardessono Hotel, Ritz-Carlton, Lake Tahoe, Pier House Resort, Hotel Yountville, Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, and The Notary Hotel and lower business interruption revenue of $8.6 million. These decreases were partially offset by higher other hotel revenue of $1.5 million at the Ritz-Carlton, St. Thomas, Courtyard San Francisco Downtown, and Capital Hilton.
During the 2020 period, we recognized business interruption revenue of $4.0 million at the Ritz-Carlton, St. Thomas as a result of Hurricanes Irma and Maria. During the 2019 period, we recognized business interruption revenue of $12.6 million at the Ritz-Carlton, St. Thomas.
Rooms Expense. Rooms expense decreased $12.5 million, or 36.9%, to $21.3 million in the 2020 period compared to the 2019 period. The decrease is attributable to an aggregate decrease in room expense of $14.4 million at the Capital Hilton, Courtyard San Francisco Downtown, Sofitel Chicago Magnificent Mile, Marriott Seattle Waterfront, Hilton La Jolla Torrey Pines, Ritz-Carlton, Sarasota, Park Hyatt Beaver Creek, The Notary Hotel, Ritz-Carlton, Lake Tahoe, Pier House Resort, Hotel Yountville, and Bardessono Hotel. These decreases were partially offset by an increase of $1.9 million at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 period.
Food and Beverage Expense. Food and beverage expense decreased $14.1 million, or 33.8%, to $27.6 million during the 2020 period compared to the 2019 period. The decrease is attributable to an aggregate decrease of $16.4 million at all but one hotel property. These decreases were partially offset by an increase of $2.4 million at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 period.
Other Operating Expenses. Other operating expenses decreased $20.2 million, or 26.8%, to $55.1 million in the 2020 period compared to the 2019 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $2.8 million in direct expenses and $17.4 million in indirect expenses and incentive management fees in the 2020 period compared to the 2019 period. Direct expenses were 5.4% of total hotel revenue for the 2020 period and 4.0% for the 2019 period. The decrease in direct expenses is attributable to all of our hotel properties as a result of the COVID-19 pandemic, excluding the Ritz-Carlton, St. Thomas, which had an increase in direct expense of $938,000. The decrease in indirect expenses is attributable to decreases in (i) marketing costs of $6.0 million, comprised of a net decrease of $5.6 million at our twelve comparable hotel properties and $417,000 at the Ritz-Carlton, Lake Tahoe; (ii) general and administrative costs of $5.1 million, comprised of a net decrease of $5.3 million at our twelve comparable hotel properties, partially offset by an increase of $191,000 at the Ritz-Carlton, Lake Tahoe; (iii) incentive management fees of $2.6 million, comprised of a decrease of $2.7 million at our twelve comparable hotel properties, partially offset by an increase of $65,000 at the Ritz-Carlton, Lake Tahoe; (iv) repairs and maintenance of $2.4 million, comprised of a net decrease of $2.4 million at our twelve comparable hotel properties and $293,000 at the Ritz-Carlton, Lake Tahoe; (v) energy costs of $1.0 million, comprised of a net decrease of $870,000 at our twelve comparable hotel properties and $149,000 at the Ritz-Carlton, Lake Tahoe; and (vi) lease expense of $220,000, comprised of a net decrease of $274,000 at our twelve comparable hotel properties, partially offset by an increase of $54,000 at the Ritz-Carlton, Lake Tahoe.
Management Fees. Base management fees decreased $4.2 million, or 49.4%, to $4.3 million in the 2020 period compared to the 2019 period. This decrease is attributable to all of our hotel properties as a result of the COVID-19 pandemic.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.2 million, or 17.7%, to $14.9 million in the 2020 period compared to the 2019 period, which is primarily due the receipt of a property tax refund of $1.7 million in the 2019 period at the Park Hyatt Beaver Creek.

Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 4.9%, to $36.9 million for the 2020 period compared to the 2019 period due to an aggregate increase of $2.4 million at our twelve comparable hotel properties, partially offset by a decrease of 694,000 at the Ritz-Carlton, Lake Tahoe.
Advisory Services Fee. Advisory services fee decreased $451,000, or 4.3%, to $10.0 million in the 2020 period compared to the 2019 period due to decreases in base advisory fee of $327,000, reimbursable expenses of $305,000 and incentive fee of $209,000, partially offset by a higher equity-based compensation of $390,000. In the 2020 period, we recorded an advisory services fee of $10.0 million, which included a base advisory fee of $5.2 million, reimbursable expenses of $956,000 and $3.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2019 period, we recorded an advisory services fee of $10.4 million, which included a base advisory fee of $5.5 million, reimbursable expenses of $1.3 million, an incentive fee of $209,000 and $3.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Transaction Costs. In the 2019 period, we recorded transaction costs of $704,000 primarily related to the acquisitions of Ritz-Carlton, Sarasota. There were no transaction costs during the 2020 period.
Corporate General and Administrative. Corporate general and administrative expense was $3.4 million in the 2020 period and $2.1 million in the 2019 period. The increase in corporate general and administrative expenses is due higher professional fees of $902,000, higher reimbursed operating expenses of Ashford Securities of $330,000, higher miscellaneous expenses of 254,000, partially offset by lower public company costs of $99,000.
Gain (loss) on Disposition of Assets. In the 2019 period, we recorded a gain of $9,000 related to the sale of assets at the Hotel Yountville related to ERFP. There was no gain (loss) on the disposition of assets during the 2020 period.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2020 period and 2019 period we recorded equity in loss of unconsolidated entity of $80,000 and $101,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income decreased $496,000, or 76.4%, to $153,000 for the 2020 period compared to the 2019 period.
Other Income (Expense). Other expense decreased $54,000, or 21.1% to $202,000 in the 2020 period compared to the 2019 period. In the 2020 period, we recorded other expense of $127,000 related to CMBX premiums and interest paid on collateral and a realized loss of $75,000 on interest rate floors. In the 2019 period, we recorded other expense of $126,000 related to CMBX premiums and interest paid on collateral and a realized loss of $140,000 on interest rate floors, partially offset by other income of $10,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $3.6 million, or 12.6%, to $24.7 million for the 2020 period compared to the 2019 period. The decrease is primarily due a lower average LIBOR rate, partially offset by accruals for additional default interest and late payment charges totaling $3.5 million and higher interest expense associated with the $75 million draw on our secured revolving credit facility in March 2020. The average LIBOR rates for the 2020 period and the 2019 period were 0.89% and 2.47%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.2 million for the 2020 period, resulting from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $2.2 million, were expensed in accordance with applicable accounting guidance. Write-off of loan costs and exit fees was $312,000 for the 2019 period, resulting from the write-off of unamortized loan costs of $281,000 and costs of $31,000 associated with the refinancing of a mortgage loan.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain on investment in Ashford Inc. was $3.9 million in the 2019 period. The investment in Ashford Inc. was disposed of in the fourth quarter of 2019.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $187,000 for the 2020 period consisted of a $175,000 unrealized gain on CMBX credit default swaps and a $75,000 unrealized gain on interest rate floors, partially offset by an unrealized loss of $63,000 on interest rate caps. Unrealized loss on derivatives of $218,000 for the 2019 period consisted of $943,000 unrealized loss on CMBX credit default swaps and an $81,000 unrealized loss on interest rate caps, partially offset by a $806,000 unrealized gain on interest rate floors. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.

Income Tax (Expense) Benefit. Income tax (expense) benefit changed $4.4 million, from income tax expense of $1.3 million in the 2019 period to an income tax benefit of $3.1 million in the 2020 period. This change was primarily due to a decrease in the profitability of our TRS entities in the 2020 period compared to the 2019 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $3.0 million and $149,000 for the 2020 period and the 2019 period, respectively. At both June 30, 2020 and 2019, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $7.2 million and $1.3 million for the 2020 period and the 2019 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 10.26% and 10.94% as of June 30, 2020 and 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. As of June 30, 2020, operations at two of the Company’s hotels remained temporarily suspended. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021. As a result, the Company fully drew down on its $75 million secured revolving credit facility, suspended the quarterly cash dividend on its common stock for the first and second quarters of 2020 and for likely all of 2020, reduced planned capital expenditures and reduced the cash compensation of its board of directors, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. The Company’s advisor adopted a remote-work policy at its corporate office in an effort to protect the health and safety of its employees and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. This transition to a remote-work environment has not had a material adverse impact on the Company’s financial reporting system, internal controls or disclosure controls and procedures.
As of June 30, 2020, the Company maintained unrestricted cash of $102.6 million. All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and Courtyard San Francisco Downtown. During the second quarter of 2020, we reached forbearance and other agreements with our lenders relating to mortgage loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, Courtyard San Francisco Downtown and Marriott Seattle Waterfront. As of the date of this filing, in the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $760.0 million out of approximately $1.1 billion in property level debt outstanding as of June 30, 2020. The Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants that the Company was subject to under the secured revolving credit facility. We are in the final stages of finalizing a forbearance agreement on our last mortgage loan that is currently in default, however, there can be no assurances that we will be successful in executing the forbearance agreement. Any forbearance agreement will most likely lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining forbearance agreements as described above, the Company could turn over the hotels securing the mortgage loans to the respective lenders.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolve any potential events of default arising out of such non-payments.
As of June 30, 2020, the Company maintained unrestricted cash of $102.6 million and restricted cash of $41.5 million. During the three months ended June 30, 2020, we utilized cash, cash equivalents and restricted cash of $43.2 million. During the vast majority of the second quarter of 2020 11 of the Company’s 13 hotels were closed. Monthly operating results showed continuing improvement in June 2020 and currently only two hotels remain closed. However, even though operating results are improving, a resurgence of negative events related to the COVID-19 pandemic could result in another downturn in the business impacting operating cash flows in the future. We are also taking several steps to reduce our cash utilization. All of these items create uncertainty surrounding future cash flows. As a result of these uncertainties, and based on certain circumstances, it is possible that the Company could utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In making this determination pursuant to U.S. generally accepted accounting principles, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. As a result, the Company could not consider future potential fundraising activities, whether through equity or debt offerings, dispositions of hotel properties or the likelihood of obtaining forbearance agreements as we could not conclude they were probable of being effectively implemented. There can be no assurance that we will be able to complete any financing transactions and raise sufficient additional capital or take other actions that will provide us with sufficient liquidity to satisfy our obligations over the next 12 months.
The spread of COVID-19 and the recent developments surrounding the global pandemic are having significant negative impacts on our business. In response to the impact of COVID-19 on the hospitality industry, the Company is deploying numerous strategies and protocols to ensure that it has additional financial flexibility going forward to navigate this crisis, including:

•	as of August 4, 2020, the Company has temporarily suspended operations at two hotel properties. The Company’s remaining eleven hotel properties are open and operating;

•	the Company has significantly reduced its planned spending for capital expenditures for the fiscal year to a range of $15-$25 million;

•	the Company has suspended its common stock dividends conserving approximately $6 million per quarter;

•	the Company has completely drawn down its $75 million credit facility, which was subsequently converted to a $65 million term loan;

•
the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses through compensation reductions for our board of directors and the curtailment of expenses resulting in an approximate 25% reduction in corporate general and administrative and reimbursable expenses; and

•
the Company ended the quarter with cash and cash equivalents of $102.6 million and restricted cash of $41.5 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $8.9 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:

•	advisory fees payable to Ashford LLC;

•	recurring maintenance necessary to maintain our hotel properties in accordance with brand standards;

•	interest expense and scheduled principal payments on outstanding indebtedness, including our secured term loan (see “Contractual Obligations and Commitments”);

•	distributions, if any, in the form of dividends on our common stock, necessary to qualify for taxation as a REIT;

•	dividends on our preferred stock; and

•	capital expenditures to improve our hotel properties.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations and existing cash balances.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on some of our mortgage loans.
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2020, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. As of June 30, 2020, no shares of our common stock have been sold under this program. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc. serves as the dealer manager and wholesaler of our Series E Preferred Stock and Series M Preferred Stock. As of August 4, 2020, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
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
Dividend Policy. In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.16 per share of our common stock for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock for the first and second quarter of 2020. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
Secured Revolving Credit Facility and Secured Term Loan
Prior to June 8, 2020, we had a senior secured revolving credit facility in the amount of $75.0 million, including $15 million available in letters of credit and $15 million available in swingline loans.
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
We also were subject to certain financial covenants, as set forth below, which were tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:

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
All financial covenants were tested and certified by the borrower on a quarterly basis. We were in compliance with all covenants at March 31, 2020. Beginning April 1, 2020, the Company did not make at least one interest payment on nearly all of its mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and Courtyard San Francisco Downtown.
The secured revolving credit facility included customary events of default, and the occurrence of an event of default will permit the lenders to terminate commitments to lend under the secured revolving credit facility and accelerate payment of all amounts outstanding thereunder. If a default occurs and is continuing, we will be precluded from making distributions on our shares of common stock (other than those required to allow us to qualify and maintain our status as a REIT, so long as such default does not arise from a payment default or event of insolvency).
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
The First Amendment to Second Amended and Restated Credit Agreement (the “Amendment”)
On June 8, 2020, we entered into an Amendment which converted the $75 million secured revolving credit facility into a $65 million secured term loan. We had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also added amortization of $5 million per quarter commencing on March 31, 2021. The Amendment has the same maturity date of October 25, 2022 but removes the two one-year extension options and also removes the Company’s ability to reborrow amounts that have been repaid.
The Amendment changed the terms of certain financial covenants that the Company was subject to under the Credit Facility, which are summarized as follows:

•
The requirement that the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) be not less than 1.40 has been waived through March 31, 2021 (the “Covenant Waiver Period”). At the end of the Covenant Waiver Period, the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) becomes 1.0 for the second quarter of 2021, 1.10 for the third and fourth quarters of 2021, 1.20 for the first quarter of 2022, and then returns to 1.40 thereafter.

•
The covenant that required the Company’s consolidated recourse indebtedness (other than the Credit Facility) not exceed $50 million was permanently reduced to zero ($0) and a new covenant was also added that requires the Company to have minimum liquidity (comprised of unrestricted cash) of $20 million through June 30, 2021, which shall be tested monthly. Our cash and cash equivalents were $102.6 million at June 30, 2020.

The Amendment adds limitations on the Company’s ability prior to June 30, 2021, to incur or guaranty additional indebtedness, grant liens, make restricted payments (with the exception of existing preferred dividend payments) or engage in asset sales, discretionary capital expenditures or additional investments. The Amendment also adds mandatory prepayments that require the Company to prepay and reduce the balance of the term loan by an amount equal to 50% of net proceeds from any asset sales, equity offerings (including preferred equity offerings) or incurrence of indebtedness (including refinancings), except that the first $50 million of any common equity offering (including sales of shares of common stock under the Company’s “at-the-market” equity distribution program) is subject to a mandatory prepayment in an amount equal to 25% of net proceeds.

Sources and Uses of Cash
We had approximately $102.6 million and $72.0 million of cash and cash equivalents at June 30, 2020 and December 31, 2019, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities were $(23.3) million and $32.5 million for the six months ended June 30, 2020 and 2019, respectively. Cash flows from operations were impacted by the COVID-19 pandemic, changes in hotel operations of our twelve comparable hotel properties as well as the acquisition of the Ritz-Carlton, Lake Tahoe on January 15, 2019. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2020, net cash flows used in investing activities were $9.8 million. These cash outflows were primarily attributable to $12.3 million of capital improvements made to various hotel properties offset by $2.5 million of insurance proceeds received related to the hurricanes. For the six months ended June 30, 2019, net cash flows used in investing activities were $183.2 million. These cash outflows were primarily attributable to $111.8 million for the acquisition of the Ritz-Carlton, Lake Tahoe and $72.7 million of capital improvements made to various hotel properties. Cash outflows were partially offset by cash inflows of $1.4 million from proceeds received from the sale of furniture, fixtures and equipment for ERFP.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2020, net cash flows provided by financing activities were $46.7 million. Cash inflows primarily consisted of borrowings on indebtedness of $109.3 million and net proceeds of $474,000 from the issuance of preferred stock, partially offset by repayments on indebtedness of $44.3 million, $11.0 million of dividend and distribution payments, $4.9 million of payments for loan costs and fees associated with loan forbearance, and distributions of $2.6 million to a noncontrolling interest in consolidated entities. For the six months ended June 30, 2019, net cash flows provided by financing activities were $42.7 million. Cash inflows primarily consisted of borrowings on indebtedness of $249.0 million partially offset by repayments of indebtedness of $187.1 million, $16.5 million of dividend and distribution payments and $2.4 million of loan costs and exit fee payments.
Seasonality
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, borrowings and common stock to fund distributions required to maintain our REIT status. However, we cannot make any assurances that we will make distributions in the future.
Contractual Obligations and Commitments
Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and Courtyard San Francisco Downtown. During the second quarter of 2020, we reached forbearance and other agreements with our lenders relating to mortgage loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, Courtyard San Francisco Downtown and Marriott Seattle Waterfront. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $760.0 million out of $1.1 billion in property level debt outstanding as of June 30, 2020.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolve any potential events of default arising out of such non-payments.
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
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on disposition of assets and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(51,491)	$(5,623)	$(66,878)	$(6,945)
Interest expense and amortization of loan costs	12,797	14,055	24,694	28,248
Depreciation and amortization	18,553	18,474	36,891	35,160
Income tax expense (benefit)	(4,447)	411	(3,077)	1,338
Equity in (earnings) loss of unconsolidated entity	40	51	80	101
Company’s portion of EBITDA of OpenKey	(40)	(48)	(79)	(97)
EBITDA and EBITDAre	(24,588)	27,320	(8,369)	57,805
(Gain) loss on disposition of assets	—	(9)	—	(9)
EBITDAre	(24,588)	27,311	(8,369)	57,796
Amortization of favorable (unfavorable) contract assets (liabilities)	207	118	414	237
Transaction and conversion costs	120	235	611	869
Other (income) expense	64	139	202	256
Write-off of loan costs and exit fees	2,237	—	2,237	312
Unrealized (gain) loss on investment in Ashford Inc.	—	4,626	—	3,919
Unrealized (gain) loss on derivatives	969	(654)	(187)	218
Non-cash stock/unit-based compensation	2,048	2,021	4,033	3,549
Legal, advisory and settlement costs	413	75	1,026	146
Advisory services incentive fee	—	(1,105)	—	209
Company’s portion of adjustments to EBITDAre of OpenKey	2	7	5	18
Adjusted EBITDAre	$(18,528)	$32,773	$(28)	$67,529

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on convertible preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, advisory services incentive fee, other income/expense and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(51,491)	$(5,623)	$(66,878)	$(6,945)
(Income) loss attributable to noncontrolling interest in consolidated entities	2,404	248	2,976	149
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	5,297	865	7,182	1,305
Preferred dividends	(2,555)	(2,532)	(5,110)	(5,064)
Net income (loss) attributable to common stockholders	(46,345)	(7,042)	(61,830)	(10,555)
Depreciation and amortization on real estate (1)	17,792	17,669	35,351	33,573
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,297)	(865)	(7,182)	(1,305)
Equity in (earnings) loss of unconsolidated entity	40	51	80	101
(Gain) loss on disposition of assets	—	(9)	—	(9)
Company’s portion of FFO of OpenKey	(40)	(49)	(80)	(100)
FFO available to common stockholders and OP unitholders	(33,850)	9,755	(33,661)	21,705
Series B Convertible Preferred Stock dividends	1,730	1,707	3,460	3,414
Transaction and conversion costs	120	235	611	869
Other (income) expense	64	139	202	256
Interest expense accretion on refundable membership club benefits	202	213	415	438
Write-off of loan costs and exit fees	2,237	—	2,237	312
Amortization of loan costs (1)	928	1,003	1,981	2,158
Unrealized (gain) loss on investment in Ashford Inc.	—	4,626	—	3,919
Unrealized (gain) loss on derivatives	969	(654)	(187)	218
Non-cash stock/unit-based compensation	2,048	2,021	4,033	3,549
Legal, advisory and settlement costs	413	75	1,026	146
Advisory services incentive fee	—	(1,105)	—	209
Company’s portion of adjustments to FFO of OpenKey	2	8	5	19
Adjusted FFO available to common stockholders and OP unitholders	$(25,137)	$18,023	$(19,878)	$37,212
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization on real estate	$(761)	$(805)	$(1,540)	$(1,587)
Amortization of loan costs	(19)	(18)	(37)	(43)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
Courtyard San Francisco Downtown (1)	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort	Key West, FL	142	100%	142
Ritz-Carlton, St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
Ritz-Carlton, Sarasota	Sarasota, FL	266	100%	266
Ritz-Carlton, Lake Tahoe	Truckee, CA	170	100%	170
Ground Lease Properties
Hilton La Jolla Torrey Pines (2)	La Jolla, CA	394	75%	296
Bardessono Hotel (3)	Yountville, CA	65	100%	65
Total		3,722		3,487
________

(1)	The Company previously announced the planned opening and the branding of the hotel as The Clancy. The hotel is expected to open by the end of 2020.

(2)	The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term.

(3)	The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At June 30, 2020, our total indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at June 30, 2020, would be approximately $2.8 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2020, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into a credit default swap transaction with a notional amount totaling $50.0 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.2 million at June 30, 2020.
We hold interest rate floors with notional amounts totaling $3.0 billion and strike rate of (0.25)%. Our total exposure is capped at our initial total cost of $3.5 million. These instruments have termination dates of July 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020 (the “Evaluation Date”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120.
One of the Company's hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company's hotels. The Company believes it is reasonably possible that the litigation could result in an unfavorable outcome, in which case the Company could experience a loss. The litigation commenced in 2016 and is currently scheduled to go to trial in the first quarter of 2021. The litigation may be settled before trial, in which case the Company estimates that the Company’s potential loss could range between $300,000 and approximately $500,000. If the litigation is resolved at trial, the Company does not believe the potential loss is reasonably estimable at this time. As of June 30, 2020, no amounts have been accrued.
In June 2020, each of the Company, Ashford Trust, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Ashford Trust, Ashford Inc. and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. The Company is responding to the administrative subpoena.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”), as supplemented by our Current Report on Form 8-K filed May 8, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed May 8, 2020.
The outbreak of COVID-19 has and will continue to significantly reduce our occupancy rates and RevPAR.
Our business has been and will continue to be materially adversely affected by the impact of, and the public concern about, a pandemic disease. In December 2019, COVID-19 was identified in Wuhan, China, which subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in every state in the United States. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
As such, the full impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety has materially adversely affected us by reducing demand for our hotels. Currently, no vaccines have been developed, and there can be no assurance that an effective vaccine will be developed soon or at all. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
We have defaulted on our property level secured debt and if we are unable to negotiate forbearance agreements, the lenders may foreclose on our hotels.
All of the Company’s properties are pledged as collateral for a variety of loans. On or about March 17, 2020, we sent notice to all of our lenders notifying such lenders that the spread of COVID-19 was having a significant negative impact on the travel and hospitality industry and that our hotels were experiencing a severe decrease in revenue, resulting in a negative impact on cash flow. While our loan agreements do not contain forbearance rights, we requested a modification to the terms of the loans. Specifically, we requested that for a period of time, shortfalls in debt service payments accrue without penalty and all extension options be deemed granted notwithstanding the existence of any debt service payment accruals. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and Courtyard San Francisco Downtown. During the second quarter of 2020, we reached forbearance and other agreements with our lenders relating to six mortgage loans and consisting of the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, Courtyard San Francisco Downtown and Marriott Seattle Waterfront. In the aggregate, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for loans with a total outstanding principal balance of approximately $760.0 million out of $1.1 billion in property level debt outstanding as of June 30, 2020. We cannot predict the likelihood that these remaining forbearance agreement discussions will be successful. If we are unsuccessful in negotiating these forbearance agreements, the lenders could potentially foreclose on our hotels. A foreclosure may also result in reputational risks with lenders that could make it more difficult, or more costly, to obtain loans in the future.
Any such Event of Default, acceleration of payments, or foreclosure of our assets could have a material adverse effect on our financial condition, results of operations and cash flows and ability to continue to operate or make distributions to our stockholders in the future. In addition, an Event of Default could trigger a termination fee under the advisory agreement with Ashford Inc. An Event of Default could significantly limit our financing alternatives, which could cause us to curtail our investment activities and/or dispose of assets. It is also possible that we could become involved in litigation related to matters concerning the defaulted loans, and such litigation could result in significant costs to us.
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
As a result of the impact of the COVID-19 pandemic, our consolidated financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. As a result of the factors described above under “The outbreak of COVID-19 has and will continue to significantly impact our occupancy rates and RevPAR,” the notes to our consolidated financial statements include a qualification as to a substantial doubt about our ability to continue as a going concern over the next 12 months. As a result of the continued suspension of operations at some of our hotels and the severe decline in revenues resulting from the COVID-19 pandemic, beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan agreement. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and Courtyard San Francisco Downtown. We are in the final stages of finalizing a forbearance agreement on our last mortgage loan that is currently in default. Any forbearance agreement may lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections and there can be no assurance that we will be successful in modifying such terms. If we are unsuccessful in negotiating forbearance agreements with our lenders, this could lead to the potential acceleration of amounts due under our loan agreements, which would adversely affect our financial condition and liquidity.
As of June 30, 2020, the Company maintained unrestricted cash of $102.6 million and restricted cash of $41.5 million. During the three months ended June 30, 2020, we utilized cash, cash equivalents and restricted cash of $43.2 million. Based on certain circumstances, it is possible that the Company could utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
Based on these factors, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In making this determination pursuant to U.S. generally accepted accounting principles, the Company cannot consider any remedies that are outside of the Company’s control and have not been fully implemented. There can be no assurance that we will be able to complete any financing transactions and raise sufficient additional capital or take other actions that will provide us with sufficient liquidity to satisfy our obligations over the next 12 months. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our preferred and common stock and may make it challenging for us to issue additional debt on favorable terms to the extent necessary or desirable to increase our liquidity.

We are dependent on the services provided by our advisor, Ashford Inc., and there is a substantial doubt about our advisor’s ability to continue as a going concern.
We have no employees. Our appointed officers are provided by our advisor, and employees of our advisor perform various services pursuant to the advisory agreement and other agreements that enable us to run our business, including acquisition, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and other corporate management services and functions. Our advisor has publicly disclosed that it had a negative $29.0 million working capital position as of March 31, 2020 and that, as a result of the effect of the COVID-19 pandemic on our advisor’s business and its financial condition, there is a substantial doubt about our advisor’s ability to continue as a going concern. If as a result of our advisor’s financial condition the level or quality of the services our advisor provides were materially to decline, it would impair our business and potentially lead to disputes with our advisor. If our advisor were to suffer certain insolvency events (including by declaring bankruptcy), we would be permitted to terminate our advisory agreement without payment of a termination fee to our advisor, but entering into an advisory arrangement with a replacement advisor would be highly disruptive to our operations and would likely have a material adverse effect on our ability to operate our business.
We do not have any employees, and rely on our hotel managers to employ the personnel required to operate the hotels we own. As a result, we have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly.
We do not have any employees. We contractually engage hotel managers, such as Marriott, Hilton, Hyatt, Accor and our affiliate, Remington Hotels, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate, our hotels. Each hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; and we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent on our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hotels, which is our affiliate.
We did not pay dividends on our common stock in the second quarter of 2020 and do not expect to pay dividends on our common stock for the foreseeable future, and we may not pay dividends on our preferred stock in the future.
We did not pay dividends on our common stock in the second quarter of 2020 and do not expect to pay dividends on our common stock for the foreseeable future, and we may not pay dividends on our preferred stock in the future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders, with whom we are currently negotiating forbearance and other agreements in light of our failure to make interest and principal payments starting in April 2020. Our board of directors decides each quarter whether to pay dividends on our common or preferred stock, based on a variety of factors deemed relevant by our directors, including the current business environment, overall funding levels, other contractual obligations and expected future business conditions. If we continue to fail to pay dividends on our common or preferred stock, the market price of our common or preferred stock will likely be adversely affected and we will (absent paying all accrued by unpaid dividends on our preferred stock by December 31, 2020) no longer be eligible to use the abbreviated and less costly Form S-3 registration statement to register our securities for sale, which would complicate our efforts to raise funds in the future.
We may become no longer eligible to use Form S-3, which would impair our capital raising activities.
We may become no longer eligible to use Form S-3 as a result of our recent payment defaults under our mortgage loans with our property level lenders, which occurred beginning on April 1, 2020. If such defaults are not cured by December 31, 2020, we will not be able to use our currently effective Form S-3 to register sales of our securities. In addition, we are currently restricted from filing new shelf registration statements on Form S-3 or filing a post-effective amendment to an existing Form S-3 as a result of our payment defaults. We have relied on shelf registration statements on Form S-3 for our financings in recent years, including our “at-the-market” offerings and our Series E Preferred Stock and Series M Preferred Stock offering, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, if we become ineligible to use our existing Form S-3 again, we will be required to use a registration statement on Form S-11 to register securities with the SEC, which would hinder our ability to act quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.

In light of the downturn of our business and Ashford Inc.’s business occasioned by COVID-19, we may not realize the anticipated benefits of the Enhanced Return Funding Program.
On January 15, 2019, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement (the “ERFP Agreement”) with Ashford Inc. and Ashford LLC, which generally provides that Ashford LLC will provide funding to facilitate the acquisition of properties by us that are recommended by Ashford LLC, in an aggregate amount of up to $50 million (subject to increase to up to $100 million by mutual agreement). In light of the downturn of our business and Ashford Inc.’s business occasioned by COVID-19, we may not realize the anticipated benefits of the ERFP Agreement. Specifically, as of the date of this filing, Ashford LLC has a remaining commitment to provide approximately $39.7 million in ERFP funding to us in respect of its initial $50 million commitment under the ERFP Agreement. Ashford LLC, however, is not required to commit to provide funding under the ERFP Agreement if its unrestricted cash balance, after taking into account the cash amount required for such funding, would be less than $15.0 million. Given the significant negative impact that COVID-19 has had on the business of Ashford Inc. and Ashford LLC, it is uncertain whether Ashford LLC will be able to provide us with this additional funding, either because Ashford LLC’s unrestricted cash balance falls below $15.0 million or Ashford LLC is otherwise financially unable or unwilling to provide such funding. Furthermore, if Ashford Inc. and Ashford LLC do not fulfill their contractual obligations pursuant to the ERFP Agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with Ashford Inc. and Ashford LLC, and legal action against either party could negatively impact that relationship.
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
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $14,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
Some of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Some of our hotels are on land subject to ground leases, two of which cover the entire property. Accordingly, we only own a long-term leasehold or similar interest, rather than a fee simple interest, in those two hotels. We may not continue to make payments due on our ground leases, particularly in light of the downturn in our business occasioned by COVID-19. If we fail to make a payment on a ground lease or are otherwise found to be in breach of a ground lease, we could lose the right to use the hotel or the portion of the hotel property that is subject to the ground lease. In addition, unless we can purchase the fee simple interest in the underlying land and improvements, or extend the terms of these ground leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the ground leases. We may not be able to renew any ground lease upon its expiration, or if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would need to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be negatively impacted as the ground lease expiration date approaches.
We face risks related to an ongoing Securities and Exchange Commission investigation.
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The administrative subpoena requests the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions.
The Company is responding to the administrative subpoena. At this point, we are unable to predict what the timing or the outcome of the SEC investigation may be or what, if any, consequences the SEC investigation may have with respect to the Company. However, the SEC investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties or other amounts and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC investigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2020, pursuant to this authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	393		$—	(2)	—	$50,000,000
May 1 to May 31	13,805	(1)	$2.35	(2)	—	$50,000,000
June 1 to June 30	4,023	(1)	$4.25	(2)	—	$50,000,000
Total	18,221		$2.83		—
__________________

(1)
Includes 11,225 and 3,754 shares in May and June, respectively that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

(2)	There is no cost associated with the forfeiture of 393, 2,580 and 269 restricted shares of our common stock in April, May and June, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016)
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015)
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016)
3.4
Amendment Number One to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017)

3.5	Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018)
3.6	Fourth Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2018)
10.1	First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 11, 2020)
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document	Submitted electronically with this report.
101.SCH	XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	XBRL Taxonomy Label Linkbase Document	Submitted electronically with this report.
101.PRE	XBRL Taxonomy Presentation Linkbase Document	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRAEMAR HOTELS & RESORTS INC.

Date:	August 6, 2020	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 6, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer