Form 10-Q
period 2020-09-30
Braemar Hotels & Resorts Inc.
filed 2020-11-09
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	36,686,729
(Class)	Outstanding at November 5, 2020

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Investments in hotel properties, gross	$1,780,556	$1,791,174
Accumulated depreciation	(343,877)	(309,752)
Investments in hotel properties, net	1,436,679	1,481,422
Cash and cash equivalents	88,227	71,995
Restricted cash	34,658	58,388
Accounts receivable, net of allowance of $196 and $153, respectively	17,335	19,053
Inventories	2,396	2,794
Prepaid expenses	4,298	4,992
Investment in unconsolidated entity	1,787	1,899
Derivative assets	777	582
Operating lease right-of-use assets	81,588	82,596
Other assets	14,356	13,018
Intangible assets, net	4,735	5,019
Due from related parties, net	993	551
Due from third-party hotel managers	14,315	16,638
Total assets	$1,702,144	$1,758,947
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,132,987	$1,058,486
Accounts payable and accrued expenses	64,931	94,919
Dividends and distributions payable	3,208	9,143
Due to Ashford Inc.	1,662	4,344
Due to third-party hotel managers	1,439	1,685
Operating lease liabilities	60,956	61,118
Other liabilities	17,314	17,508
Total liabilities	1,282,497	1,247,203
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 5,031,473 and 5,008,421 shares issued and outstanding at September 30, 2020 and December 31, 2019	107,352	106,920
Redeemable noncontrolling interests in operating partnership	29,713	41,570
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 36,599,843 and 32,885,217 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	365	329
Additional paid-in capital	533,641	519,551
Accumulated deficit	(237,813)	(150,629)
Total stockholders’ equity of the Company	296,209	369,267
Noncontrolling interest in consolidated entities	(13,627)	(6,013)
Total equity	282,582	363,254
Total liabilities and equity	$1,702,144	$1,758,947
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Rooms	$28,118	$76,808	$105,119	$228,660
Food and beverage	8,537	26,422	39,417	84,326
Other	8,099	15,652	30,633	52,920
Total hotel revenue	44,754	118,882	175,169	365,906
Other	—	2	—	7
Total revenue	44,754	118,884	175,169	365,913
EXPENSES
Hotel operating expenses:
Rooms	7,975	18,265	29,300	52,080
Food and beverage	7,994	20,721	35,544	62,325
Other expenses	20,516	36,201	75,585	111,431
Management fees	1,321	3,960	5,664	12,542
Total hotel operating expenses	37,806	79,147	146,093	238,378
Property taxes, insurance and other	6,929	7,690	21,833	20,356
Depreciation and amortization	18,507	16,831	55,398	51,991
Advisory services fee	4,575	5,158	14,545	15,579
Transaction costs	—	—	—	704
Corporate general and administrative	1,405	1,575	4,850	3,633
Total expenses	69,222	110,401	242,719	330,641
Gain (loss) on insurance settlements and disposition of assets	10,149	(1,163)	10,149	(1,154)
OPERATING INCOME (LOSS)	(14,319)	7,320	(57,401)	34,118
Equity in earnings (loss) of unconsolidated entity	(58)	(48)	(138)	(149)
Interest income	12	249	165	898
Other income (expense)	(3,604)	(114)	(3,806)	(370)
Interest expense and amortization of loan costs	(8,859)	(13,646)	(38,167)	(41,894)
Write-off of loan costs and exit fees	(1,335)	(335)	(3,572)	(647)
Unrealized gain (loss) on investment in Ashford Inc.	—	(1,471)	—	(5,390)
Unrealized gain (loss) on derivatives	3,561	(754)	3,748	(972)
INCOME (LOSS) BEFORE INCOME TAXES	(24,602)	(8,799)	(99,171)	(14,406)
Income tax (expense) benefit	1,545	(155)	4,622	(1,493)
NET INCOME (LOSS)	(23,057)	(8,954)	(94,549)	(15,899)
(Income) loss attributable to noncontrolling interest in consolidated entities	1,999	(1,899)	4,975	(1,750)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,381	1,465	10,036	2,770
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(18,677)	(9,388)	(79,538)	(14,879)
Preferred dividends	(2,554)	(2,533)	(7,664)	(7,597)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,231)	$(11,921)	$(87,202)	$(22,476)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.63)	$(0.37)	$(2.63)	$(0.71)
Weighted average common shares outstanding – basic	33,923	32,347	33,103	32,259
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.63)	$(0.37)	$(2.63)	$(0.71)
Weighted average common shares outstanding – diluted	33,923	32,347	33,103	32,259
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(23,057)	$(8,954)	$(94,549)	$(15,899)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(23,057)	(8,954)	(94,549)	(15,899)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	1,999	(1,899)	4,975	(1,750)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,381	1,465	10,036	2,770
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(18,677)	$(9,388)	$(79,538)	$(14,879)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at June 30, 2020	1,600	$16	33,528	$335	$525,846	$(216,574)	$(11,628)	$297,995	5,031	$107,352	$31,589
Purchase of common stock	—	—	(1)	—	(2)	—	—	(2)	—	—	—
Equity-based compensation	—	—	—	—	1,465	—	—	1,465	—	—	541
Issuance of common stock			3,046	30	6,380	—		6,410	—	—	—
Issuance of restricted shares/units	—	—	29	—	(48)	—	—	(48)	—	—	(44)
Forfeiture of restricted common shares	—	—	(2)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,729)	—	(1,729)	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Net income (loss)	—	—	—	—	—	(18,677)	(1,999)	(20,676)	—	—	(2,381)
Redemption value adjustment	—	—	—	—	—	(8)	—	(8)	—	—	8
Balance at September 30, 2020	1,600	$16	36,600	$365	$533,641	$(237,813)	$(13,627)	$282,582	5,031	$107,352	$29,713

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	$41,570
Purchase of common stock	—	—	(36)	—	(126)	—	—	(126)	—	—	—
Equity-based compensation	—	—	—	—	4,388	—	—	4,388	—	—	1,651
Issuance of common stock	—	—	3,046	30	6,380	—		6,410	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	23	432	—
Issuance of restricted shares/units	—	—	375	3	(3)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(9)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(5,189)	—	(5,189)	—	—	—
Dividends declared – preferred stock - Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(79,538)	(4,975)	(84,513)	—	—	(10,036)
Redemption value adjustment	—	—	—	—	—	18	—	18	—	—	(18)
Balance at September 30, 2020	1,600	$16	36,600	$365	$533,641	$(237,813)	$(13,627)	$282,582	5,031	$107,352	$29,713

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at June 30, 2019	1,600	$16	32,880	$329	$516,700	$(137,775)	$(5,540)	$373,730	4,966	$106,123	$42,075
Equity-based compensation	—	—	—	—	1,604	—	—	1,604	—	—	755
Issuance of restricted shares/units	—	—	23	—	—	—	—	—	—	—	1
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.16/share)	—	—	—	—	—	(5,339)	—	(5,339)	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,708)	—	(1,708)	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(771)
Net income (loss)	—	—	—	—	—	(9,388)	1,899	(7,489)	—	—	(1,465)
Redemption value adjustment	—	—	—	—	—	11	—	11	—	—	(11)
Balance at September 30, 2019	1,600	$16	32,900	$329	$518,304	$(155,024)	$(6,295)	$357,330	4,966	$106,123	$40,584

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	$44,885
Impact of adoption of new accounting standard	—	—	—	—	—	(103)	—	(103)	—	—	—
Purchase of common stock	—	—	(30)	—	(384)	—	—	(384)	—	—	—
Equity-based compensation	—	—	—	—	3,959	—	—	3,959	—	—	1,949
Preferred stock offering costs	—	—	—	—	(13)	—	—	(13)	—	—	—
Issuance of restricted shares/units	—	—	260	2	(2)	—	—	—	—	—	8
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.48/share)	—	—	—	—	—	(16,004)	—	(16,004)	—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(5,122)	—	(5,122)	—	—	—
Dividends declared – preferred stock-Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,318)
Redemption/conversion of operating partnership units	—	—	165	2	2,199	—	—	2,201	—	—	(2,201)
Net income (loss)	—	—	—	—	—	(14,879)	1,750	(13,129)	—	—	(2,770)
Redemption value adjustment	—	—	—	—	—	(1,031)	—	(1,031)	—	—	1,031
Balance at September 30, 2019	1,600	$16	32,900	$329	$518,304	$(155,024)	$(6,295)	$357,330	4,966	$106,123	$40,584
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(94,549)	$(15,899)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	55,398	51,991
Equity-based compensation	6,039	5,908
Bad debt expense	574	307
Amortization of loan costs and capitalized default interest	1,458	3,248
Write-off of loan costs and exit fees	3,572	647
Amortization of intangibles	621	366
Amortization of non-refundable membership initiation fees	(285)	(117)
Interest expense accretion on refundable membership club deposits	616	651
(Gain) loss on insurance settlement and disposition of assets	(10,149)	1,154
Unrealized (gain) loss on investment in Ashford Inc.	—	5,390
Realized and unrealized (gain) loss on derivatives	(133)	1,162
Net settlement of trading derivatives	30	(1,074)
Equity in (earnings) loss of unconsolidated entity	138	149
Deferred income tax expense (benefit)	(844)	816
Changes in operating assets and liabilities, exclusive of the effects of hotel acquisition:
Accounts receivable and inventories	7,271	(5,886)
Prepaid expenses and other assets	(67)	(2,672)
Accounts payable and accrued expenses	(7,912)	13,856
Operating lease right-of-use assets	387	398
Due to/from related parties, net	(442)	(1,041)
Due to/from third-party hotel managers	2,077	(6,378)
Due to/from Ashford Inc.	(802)	(345)
Operating lease liabilities	(162)	(144)
Other liabilities	1,535	(3,521)
Net cash provided by (used in) operating activities	(35,629)	48,966

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	2,528	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	(111,751)
Investment in unconsolidated entity	(26)	(332)
Net proceeds from disposition of assets	—	10,300
Improvements and additions to hotel properties	(21,451)	(108,182)
Net cash provided by (used in) investing activities	(18,949)	(209,965)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	109,317	329,500
Repayments of indebtedness	(46,033)	(257,086)
Payments of loan costs and exit fees	(6,478)	(4,447)
Payments for derivatives	(92)	(89)
Purchase of common stock	(260)	(384)
Payments for dividends and distributions	(13,599)	(24,931)
Proceeds from issuance of preferred stock	474	—
Preferred stock offering costs	—	(110)
Issuance of common stock	6,390	—
Distributions to noncontrolling interest in consolidated entities	(2,639)	—
Other	—	8
Net cash provided by (used in) financing activities	47,080	42,461
Net change in cash, cash equivalents and restricted cash	(7,498)	(118,538)
Cash, cash equivalents and restricted cash at beginning of period	130,383	258,488
Cash, cash equivalents and restricted cash at end of period	$122,885	$139,950

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$20,969	$38,221
Income taxes paid (refunded)	898	(490)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock purchases accrued but not paid	$2	$—
Dividends and distributions declared but not paid	3,208	9,502
Capital expenditures accrued but not paid	7,380	18,815
Non-cash loan proceeds	2,229	—
Non-cash loan principal associated with default interest and late charges	9,859	—
Accrued common stock offering expense	223	—
Unsettled common stock offering proceeds	243	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$71,995	$182,578
Restricted cash at beginning of period	58,388	75,910
Cash, cash equivalents and restricted cash at beginning of period	$130,383	$258,488

Cash and cash equivalents at end of period	$88,227	$82,583
Restricted cash at end of period	34,658	57,367
Cash, cash equivalents and restricted cash at end of period	$122,885	$139,950
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of September 30, 2020, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of September 30, 2020, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of September 30, 2020, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott International, Inc. (“Marriott”), Hilton Worldwide (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Hotels Corporation (“Hyatt”), Ritz-Carlton, Inc., a subsidiary of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Internal Revenue Code.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021, and potentially much longer. As a result, in March 2020, the Company fully drew down its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. See note 6 for term loan details.
All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to the Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, the Capital Hilton and Hilton La Jolla Torrey Pines. The Company also amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. As of September 30, 2020, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and executed a rent deferral letter with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of September 30, 2020, the Company is current on its rental payments.
In addition, the Company has taken actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for the fiscal year to approximately $25 million and suspended its common stock dividends conserving approximately $6 million per quarter.
When preparing financial statements for each annual and interim reporting period management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, the Company considers its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next 12 months.
As of September 30, 2020, the Company maintained unrestricted cash of $88.2 million and restricted cash of $34.7 million. During the three months ended September 30, 2020, we utilized cash, cash equivalents and restricted cash of $21.1 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $14.3 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. As of September 30, 2020, 12 of the Company’s 13 hotels were open, and The Clancy opened on October 1, 2020.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed credit facility loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as a second phase of government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:

•
historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020; and

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
Income Taxes—On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted. For the nine months ended September 30, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ending December 31, 2020.
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
Recently Issued Accounting Standards—In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact that ASU 2020-01 may have on our consolidated financial statements and related disclosures.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended September 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$11,504	$2,895	$1,536	$—	$15,935
Colorado	1	1,688	692	1,659	—	4,039
Florida	2	7,103	3,175	3,262	—	13,540
Illinois	1	1,706	240	127	—	2,073
Pennsylvania	1	1,088	9	58	—	1,155
Washington	1	1,056	3	118	—	1,177
Washington, D.C.	1	331	4	292	—	627
USVI	1	3,642	1,519	1,047	—	6,208
Total	13	$28,118	$8,537	$8,099	$—	$44,754

	Three Months Ended September 30, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$32,070	$9,190	$4,441	$—	$45,701
Colorado	1	3,086	3,615	2,368	—	9,069
Florida	2	8,234	4,124	3,308	—	15,666
Illinois	1	7,501	2,250	466	—	10,217
Pennsylvania	1	6,675	1,474	310	—	8,459
Washington	1	10,361	1,649	382	—	12,392
Washington, D.C.	1	8,889	3,688	378	—	12,955
USVI	1	(8)	432	3,999	—	4,423
Corporate entities	—	—	—	—	2	2
Total	13	$76,808	$26,422	$15,652	$2	$118,884

	Nine Months Ended September 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$37,401	$10,936	$6,474	$—	$54,811
Colorado	1	9,955	4,974	4,898	—	19,827
Florida	2	24,401	12,535	10,292	—	47,228
Illinois	1	4,638	1,129	490	—	6,257
Pennsylvania	1	6,088	1,215	377	—	7,680
Washington	1	4,821	794	540	—	6,155
Washington, D.C.	1	6,857	3,482	1,174	—	11,513
USVI	1	10,958	4,352	6,388	—	21,698
Total	13	$105,119	$39,417	$30,633	$—	$175,169

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

For the three and nine months ended September 30, 2020, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $0 and $4.0 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $4.0 million and $16.6 million, respectively.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$455,298	$455,298
Buildings and improvements	1,187,947	1,173,151
Furniture, fixtures and equipment	127,553	129,595
Construction in progress	9,758	33,130
Total cost	1,780,556	1,791,174
Accumulated depreciation	(343,877)	(309,752)
Investments in hotel properties, net	$1,436,679	$1,481,422

Impairment Charges and Insurance Recoveries
For the three and nine months ended September 30, 2020, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $0 and $4.0 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $4.0 million and $16.6 million, respectively. These revenues are included in “other” hotel revenue in our condensed consolidated statements of operations.
In September 2020, the Company reached a final settlement with its insurance carriers related to Hurricane Irma. Upon settlement, the Company recorded a gain of $10.1 million as the proceeds received exceeded the carrying value of the hotel property at the time of the loss. As of September 30, 2020, the Company has a receivable of $6.5 million related to the final settlement from the insurance carriers, which is included in “accounts receivable, net” in our condensed consolidated financial statements.
For the three and nine months ended September 30, 2020, the Company received proceeds of $650,000 and $8.0 million, respectively, from our insurance carriers for property damage and business interruption from Hurricane Irma. For the three and nine months ended September 30, 2019, the Company received proceeds of $6.6 million and $14.9 million, respectively, from our insurance carriers for property damage and business interruption from Hurricane Irma.
During both the three and nine months ended September 30, 2020 and 2019, no impairment charges were recorded.
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial $2.0 million investment in OpenKey,

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. An additional investment of $26,000 was made during the nine months ended September 30, 2020. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of September 30, 2020, the Company has made investments in OpenKey totaling $2.4 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and nine months ended September 30, 2020 and 2019.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2020	December 31, 2019
Carrying value of the investment in OpenKey (in thousands)	$1,787	$1,899
Ownership interest in OpenKey	8.2%	8.6%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2020	2019	2020	2019
Equity in earnings (loss) of unconsolidated entity	$(58)	$(48)	$(138)	$(149)

6. Indebtedness, net
Indebtedness, net consisted of the following (in thousands):

Indebtedness	Collateral	Maturity	Interest Rate	September 30, 2020	December 31, 2019
Secured revolving credit facility (3)	Equity	October 2022	Base Rate (2) + 1.25% to 2.50% or LIBOR (1) + 2.25% to 3.50%	$—	$—
Mortgage loan (4)	Park Hyatt Beaver Creek	April 2021	LIBOR (1) + 2.75%	67,500	67,500
Mortgage loan (5)	The Notary Hotel	June 2021	LIBOR (1) + 2.16%	435,000	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (6)	Ritz-Carlton, St. Thomas	August 2021	LIBOR (1) + 3.95%	42,500	42,500
Mortgage loan (7)	Hotel Yountville	May 2022	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan (7)	Bardessono Hotel	August 2022	LIBOR (1) + 2.55%	40,000	40,000
Term loan (3)	Equity	October 2022	Base Rate (2) + 1.25% to 2.50% or LIBOR (1) + 2.25% to 3.50%	63,284	—
Mortgage loan (7)	Ritz-Carlton, Sarasota	April 2023	LIBOR (1) + 2.65%	100,000	100,000
Mortgage loan (7)	Ritz-Carlton, Lake Tahoe	January 2024	LIBOR (1) + 2.10%	54,000	54,000
Mortgage loan (8)	Capital Hilton	February 2024	LIBOR (1) + 1.70%	197,229	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan (7)	Pier House Resort	September 2024	LIBOR (1) + 1.85%	80,000	80,000
				1,130,513	1,065,000
Capitalized default interest and late charges				8,610	—
Deferred loan costs, net				(6,136)	(6,514)
Indebtedness, net				$1,132,987	$1,058,486
__________________

(1)	LIBOR rates were 0.148% and 1.763% at September 30, 2020 and December 31, 2019, respectively.

(2)	Base Rate, as defined in the secured term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(3)
Effective June 8, 2020, we amended our secured revolving credit facility totaling $75 million, which was the total borrowing capacity. In conjunction with the amendment, we repaid $10 million of principal and converted the facility to a term loan with a principal balance of $65 million. The amended term loan is interest only until March 2021 and bears interest at a rate of Base Rate + 1.25% - 2.50% or LIBOR + 2.25% - 3.5%, with a LIBOR floor of 0.50%.

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

(7)
Effective May 1, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included adding a LIBOR floor of 0.25%; deferral of interest payments for three months with the option to extend the interest payment deferral an additional three months, which was exercised in August 2020, with all deferred payments due at maturity; lender-held reserves were made available to fund property-level operating expenses; and monthly FF&E escrow deposits were waived through December 2020.

(8)
Effective September 24, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. In conjunction with the forbearance agreement, deferred interest payments of $2.2 million were capitalized into the principal balance and are to be repaid in 12 monthly installments beginning January 2021.

In April 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the Payroll Protection Program (“PPP”), which was established under the CARES Act. All funds borrowed under the PPP totaling $34.3 million were returned on or before May 7, 2020.
On June 8, 2020, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment converted the $75 million Second Amended and Restated Credit Agreement, dated October 25, 2019 (the “Credit Facility”), which was a secured revolving credit facility, into a $65 million secured term loan. The Company had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also adds principal amortization of $5 million per quarter commencing on March 31, 2021. The Amendment changes the terms of certain financial covenants that the Company was subject to under the Credit Facility. The Amendment has the same maturity date of October 25, 2022 but removes the two one-year extension options and also removes the Company’s ability to reborrow amounts that have been repaid.
We are required to maintain certain financial ratios under our secured term loan. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy.
During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, the Capital Hilton and Hilton La Jolla Torrey Pines. As of September 30, 2020, no loans are in default. See note 14 for discussion of the loan modification agreement with Lismore Capital LLC (“Lismore”).

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2020, the Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the three and nine months ended September 30, 2020, as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into indebtedness as of September 30, 2020, was $9.9 million. The amount of principal amortization during the three and nine months ended September 30, 2020 was $937,000 and $1.2 million, respectively.
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Nine Months Ended September 30,
Interest rate caps:	2020	2019
Notional amount (in thousands)	$602,500	$348,500
Strike rate low end of range	3.00%	3.00%
Strike rate high end of range	4.00%	7.80%
Effective date range	March 2020 - June 2020	January 2019 - September 2019
Termination date range	April 2021 - June 2021	March 2020 - October 2021
Total cost of interest rate caps (in thousands)	$92	$89

Interest rate floors:
Notional amount (in thousands)	$—	$2,000,000
Strike rate		1.63%
Effective date		January 2019
Termination date		March 2020
Total cost of interest rate floors (in thousands)	$—	$75
_______________
No instruments were designated as cash flow hedges for during the nine months ended September 30, 2020 and 2019.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	September 30, 2020	December 31, 2019
Notional amount (in thousands)	$779,000	$968,000
Strike rate low end of range	3.00%	3.00%
Strike rate high end of range	4.00%	7.80%
Termination date range	February 2021 - October 2021	January 2020 - October 2021
Aggregate principal balance on corresponding mortgage loans (in thousands)	$779,000	$870,000

Interest rate floors: (1) (2)
Notional amount (in thousands)	$—	$5,000,000
Strike rate low end of range		(0.25)%
Strike rate high end of range		1.63%
Termination date range		March 2020 - July 2020
_______________

(1)	No instruments were designated as cash flow hedges.

(2)	Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. As of September 30, 2020, we held a credit default swap with a notional amount of $50.0 million, an effective date of August 2017 and an expected maturity date of October 2026. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.2 million as of September 30, 2020. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000.
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

•
Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2020, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 0.148% to 0.129% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
September 30, 2020
Assets
Derivative assets:
Credit default swaps	$—	$(323)	$—	$1,100	$777
	$—	$(323)	$—	$1,100	$777	(2)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(1)	Total
December 31, 2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1	$—	$52	$53
Interest rate derivatives - caps	—	1	—	—	1
Credit default swaps	—	(550)	—	1,078	528
	$—	$(548)	$—	$1,130	$582	(2)
__________________

(1)	Represents net cash collateral posted between us and our counterparties.

(2)	Reported as “derivative assets” in our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(717)		$—		$(51)
Interest rate derivatives - caps	(30)		(26)		(93)		(107)
Credit default swaps	51	(1)	(61)	(1)	226	(1)	(1,004)	(1)
Total derivative assets	$21		$(804)		$133		$(1,162)

Non-derivative assets:
Investment in Ashford Inc.	$—		$(1,471)		$—		$(5,390)
Total	$21		$(2,275)		$133		$(6,552)
Total combined
Interest rate derivatives - floors	$3,540		$(667)		$3,615		$139
Interest rate derivatives - caps	(30)		(26)		(93)		(107)
Credit default swaps	51		(61)		226		(1,004)
Unrealized gain (loss) on derivatives	3,561		(754)		3,748		(972)
Realized gain (loss) on interest rate floors	(3,540)	(2)	(50)	(2)	(3,615)	(2)	(190)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	—		(1,471)		—		(5,390)
Net	$21		$(2,275)		$133		$(6,552)
_______________

(1)
Excludes costs associated with credit default swaps of $64 for each of the three months ended September 30, 2020 and 2019, as well as $191 and $190 for the nine months ended September 30, 2020 and 2019, respectively, which is included in “other income (expense)” in our condensed consolidated statements of operations.

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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$777	$777	$582	$582
Financial assets not measured at fair value:
Cash and cash equivalents	$88,227	$88,227	$71,995	$71,995
Restricted cash	34,658	34,658	58,388	58,388
Accounts receivable, net	17,335	17,335	19,053	19,053
Due from related parties, net	993	993	551	551
Due from third-party hotel managers	14,315	14,315	16,638	16,638
Financial liabilities not measured at fair value:
Indebtedness	$1,130,513	$884,893 to $978,040	$1,065,000	$1,003,863 to $1,109,532
Accounts payable and accrued expenses	64,931	64,931	94,919	94,919
Dividends and distributions payable	3,208	3,208	9,143	9,143
Due to Ashford Inc.	1,662	1,662	4,344	4,344
Due to third-party hotel managers	1,439	1,439	1,685	1,685

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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 78.3% to 86.5% of the carrying value of $1.1 billion at September 30, 2020, and approximately 94.3% to 104.2% of the carrying value of $1.1 billion at December 31, 2019. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(18,677)	$(9,388)	$(79,538)	$(14,879)
Less: Dividends on preferred stock	(2,554)	(2,533)	(7,664)	(7,597)
Less: Dividends on common stock	—	(5,177)	—	(15,508)
Less: Dividends on unvested performance stock units	—	(74)	—	(224)
Less: Dividends on unvested restricted shares	—	(88)	—	(272)
Undistributed net income (loss) allocated to common stockholders	(21,231)	(17,260)	(87,202)	(38,480)
Add back: Dividends on common stock	—	5,177	—	15,508
Distributed and undistributed net income (loss) - basic and diluted	$(21,231)	$(12,083)	$(87,202)	$(22,972)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	33,923	32,347	33,103	32,259

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.63)	$(0.37)	$(2.63)	$(0.71)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.63)	$(0.37)	$(2.63)	$(0.71)

Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$88	$—	$272
Income (loss) allocated to unvested performance stock units	—	74	—	224
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,381)	(1,465)	(10,036)	(2,770)
Dividends on preferred stock - Series B	1,729	1,708	5,189	5,122
Total	$(652)	$405	$(4,847)	$2,848
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	19	25	53
Effect of unvested performance stock units	—	165	—	206
Effect of assumed conversion of operating partnership units	3,863	4,162	3,940	4,229
Effect of assumed conversion of preferred stock - Series B	6,728	6,569	6,728	6,569
Effect of advisory services incentive fee shares	269	73	288	73
Effect of contingently issuable shares	10	—	3	—
Total	10,870	10,988	10,984	11,130

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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership. In March 2020, 83,000 LTIP units with a fair value of approximately $364,000 and a vesting period of three years were granted. On May 15, 2020, approximately 17,000 LTIP units were issued to independent directors, with a fair value of approximately $37,000, which vested immediately upon grant.
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
On May 22, 2020 and September 28, 2020, approximately 17,000 and 8,000 LTIP units, respectively, were issued to independent directors, with fair values of approximately $44,000 and $20,000, respectively, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2020. These grants represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of September 30, 2020, there were approximately 431,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. In March 2020, 160,000 Performance LTIP units with a fair value of approximately $281,000 and a vesting period of three years were granted.
As of September 30, 2020, we have issued a total of 1.3 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 208,000 LTIP units and 220,000 Performance LTIP units issued from March 2015 to September 2020, had reached full economic parity with, and are convertible into, common units.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Common units converted to common stock	—	—	339		165
Fair value of common units converted	$—	$—	$390	(1)	$2,201
____________________________________

(1)	The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $3.5 million.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2020	December 31, 2019
Redeemable noncontrolling interests in Braemar OP	$29,713	$41,570
Adjustments to redeemable noncontrolling interests (1)	$47	$65
Ownership percentage of operating partnership	10.08%	10.96%
____________________________________

(1)	Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$2,381	$1,465	$10,036	$2,770
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	771	—	2,318

12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock dividends declared	$—	$5,339	$—	$16,004

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
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance. In March 2020, 311,000 restricted stock units with a fair value of approximately $1.4 million

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

and a vesting period of three years were granted. On May 15, 2020, approximately 17,000 shares of common stock were issued to independent directors, with a fair value of approximately $37,000, which vested immediately upon grant.
On May 22, 2020 and September 28, 2020, approximately 18,000 and 9,000 shares of common stock, respectively, were issued to independent directors, with fair values of approximately $48,000 and $23,000, respectively, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2020. These grants represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors, resulting from the COVID-19 related modifications to our director compensation program discussed in note 11.
8.25% Series D Cumulative Preferred Stock Dividends—The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series D Cumulative Preferred Stock	$825	825	$2,475	$2,475

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
No shares were repurchased during the three and nine months ended September 30, 2020 and 2019. As of September 30, 2020, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million. As of September 30, 2020, 3.0 million shares of our common stock with an aggregate offering price of $7.7 million have been sold under this program.
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Common shares issued	3,046	3,046
Gross proceeds received	$7,715	$7,715
Commissions and other expenses	97	97
Net proceeds	$7,618	$7,618

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
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Series B Convertible Preferred Stock shares issued	—	23
Gross proceeds received	$—	$439
Commissions and other expenses	—	7
Net proceeds	$—	$432

Series B Convertible Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series B Convertible Preferred Stock	$1,729	$1,708	$5,189	$5,122

14. Related Party Transactions
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advisory services fee
Base advisory fee	$2,386	$2,650	$7,579	$8,170
Reimbursable expenses (1)	404	645	1,360	1,906
Equity-based compensation (2)	1,785	1,995	5,606	5,426
Incentive fee	—	(132)	—	77
Total	$4,575	$5,158	$14,545	$15,579
________

(1)	Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.

(2)	Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Lismore Advisory Fee
On March 20, 2020, the Company entered into an agreement with Lismore, a subsidiary of Ashford Inc., to engage Lismore to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore shall, during the agreement term (which commenced on March 20, 2020 and shall end on the date that is 12 months following the commencement date, or upon it being terminated by the Company on not less than 30 days written notice), negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on the Company’s hotels and secured revolving credit facility.
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee (the “Advisory Fee”) of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt and its secured revolving credit facility (the “Financing”), calculated and payable as follows: (i) 12.5 basis points (0.125%) of the aggregate amount of potential Financings upon execution of the Lismore Agreement; (ii) 12.5 basis points (0.125%) payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event the Company does not complete, for any reason, Financings during the term of the Lismore Agreement equal to or greater than $1,091,250,000, then the Company shall offset, against any fees owed by the Company or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by the Company to Lismore equal to the product of (x) the amount of Financings completed during the term of the Lismore Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing. Upon entering into the agreement with Lismore, the Company made a payment of $1.4 million. No amount of this payment can be clawed back.
As of September 30, 2020, the Company has also paid $1.4 million related to periodic installments of which $683,000 has been expensed in accordance with the agreement and $681,000 may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has paid $1.4 million in success fees under the agreement in connection with signed forbearance or other agreements, of which no amounts are available for claw back.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2020, the Company has paid Lismore approximately $4.1 million, of which $1.3 million is included in “other assets.” For the three and nine months ended September 30, 2020, the Company has recognized expense of $1.2 million and $2.7 million, respectively, which is included in “write-off of loan costs and exit fees.”
On August 25, 2020, in light of the fact that Lismore negotiated access to the FF&E reserves but no forbearance on debt service for the $435 million mortgage loan secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy, the independent members of the board of directors of Ashford Inc. waived $1.6 million of Lismore success fees associated with items (i) and (ii) above.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Hospitality Trust, Inc. (“Ashford Trust”), up to $15.0 million to fund the operations of Ashford Securities. As of September 30, 2020, Braemar has funded approximately $996,000. As of September 30, 2020 and December 31, 2019, $37,000 and $520,000, respectively, of the pre-funded amounts were included in “other assets” on our condensed consolidated balance sheets.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
Line Item	2020	2020
Corporate, general and administrative	$228	$558

In the fourth quarter of 2019, the Company expensed $314,000 of reimbursed operating expenses of Ashford Securities.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Project Management Agreement
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s project management business, we entered into a project management agreement with Ashford Inc.’s subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides project management services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) for the following services as follows: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). On March 20, 2020, we amended the project management agreement to provide that Premier’s fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company.
Hotel Management Agreement
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. Following the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At September 30, 2020, Remington Hotels managed three of our thirteen hotel properties.
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
Remington Lodging (prior to Ashford Inc. acquisition)
Between January 1, 2019 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive hotel management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2020, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2020, we pay a monthly hotel management fee equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2.5% to 7.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2016 through 2019 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II. Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is reasonably possible that the litigation could result in an unfavorable outcome, in which case the Company could experience a loss. The litigation commenced in 2016 and is currently scheduled to go to trial in the first quarter of 2021. The litigation may be settled before trial, in which case the Company estimates that the Company’s potential loss could range between $300,000 and approximately $500,000. If the litigation is resolved at trial, the Company does not believe the potential loss is reasonably estimable at this time. As of September 30, 2020, no amounts have been accrued.
In June 2020, each of the Company, Ashford Trust, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Ashford Trust, Ashford Inc. and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of our board of directors, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas.
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members are being prepared. Upon receipt, recipients of the notice will have 60 days to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe any potential loss to the Company is reasonably estimable at this time. As of September 30, 2020, no amounts have been accrued.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2020 and December 31, 2019, all of our hotel properties were in the U.S. and its territories.
17. Correction of Immaterial Error
In connection with the preparation of the Company’s condensed consolidated financial statements for the three months ended September 30, 2020, management determined that the manner in which it accounted for default interest and late charges under its troubled debt restructurings was incorrect. Previously, the Company reversed default interest and late charges under its troubled debt restructurings immediately in the period that the relevant forbearance agreement was signed; however, such amounts should have been capitalized into the applicable loan balances and amortized over the remaining term of the loan using the effective interest method. The amount of the error as of and for the three and six months ended June 30, 2020 was $4.6 million.
Management assessed the materiality of error and determined the impact on the Company’s condensed consolidated financial statements was not material. The prior period comparative consolidated financial statements have been revised to correct the error.
The table below sets forth the impact of the revision on the previously issued condensed consolidated balance sheet (not presented herein) (in thousands):

	June 30, 2020
	As Previously Reported	Adjustments	As Revised
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,123,313	$4,614	$1,127,927
Total liabilities	1,280,427	4,614	1,285,041

Redeemable noncontrolling interests in operating partnership	32,060	(471)	31,589
Equity:			—
Accumulated deficit	(212,431)	(4,143)	(216,574)
Total stockholders' equity of the Company	313,766	(4,143)	309,623
Total equity	302,138	(4,143)	297,995
Total liabilities and equity	$1,721,977	$—	$1,721,977

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below sets forth the impact of the revision on the previously issued condensed consolidated statements of operations (not presented herein) (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
EXPENSES
Interest expense and amortization of loan costs	$(12,797)	$(4,614)	$(17,411)	$(24,694)	$(4,614)	$(29,308)
INCOME (LOSS) BEFORE INCOME TAXES	(55,938)	(4,614)	(60,552)	(69,955)	(4,614)	(74,569)
NET INCOME (LOSS)	(51,491)	(4,614)	(56,105)	(66,878)	(4,614)	(71,492)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,297	473	5,770	7,182	473	7,655
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(43,790)	(4,141)	(47,931)	(56,720)	(4,141)	(60,861)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(46,345)	$(4,141)	$(50,486)	$(61,830)	$(4,141)	$(65,971)

INCOME (LOSS) PER SHARE – BASIC AND DILUTED
Basic:
Net income (loss) attributable to common stockholders	$(1.41)	$(0.12)	$(1.53)	$(1.89)	$(0.13)	$(2.02)
Weighted average common shares outstanding – basic	32,907	—	32,907	32,688	—	32,688
Diluted:
Net income (loss) attributable to common stockholders	$(1.41)	$(0.12)	$(1.53)	$(1.89)	$(0.13)	$(2.02)
Weighted average common shares outstanding – diluted	32,907	—	32,907	32,688	—	32,688
The table below sets forth the impact of the revision on the previously issued condensed consolidated statements of comprehensive income (loss) (not presented herein) (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
NET INCOME (LOSS)	$(51,491)	$(4,614)	$(56,105)	$(66,878)	$(4,614)	$(71,492)
TOTAL COMPREHENSIVE INCOME (LOSS)	(51,491)	(4,614)	(56,105)	(66,878)	(4,614)	(71,492)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,297	473	5,770	7,182	473	7,655
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(43,790)	$(4,141)	$(47,931)	$(56,720)	$(4,141)	$(60,861)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The table below sets forth the impact of the revision on the previously issued condensed consolidated statements of equity (not presented herein) (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Consolidated statement of equity:
Net income (loss)	(43,790)	(4,141)	(47,931)	(56,720)	(4,141)	(60,861)
Redemption value adjustment	22	(2)	20	28	(2)	26
Accumulated deficit	(212,431)	(4,143)	(216,574)	(212,431)	(4,143)	(216,574)
Total stockholders' equity of the Company	313,766	(4,143)	309,623	313,766	(4,143)	309,623
Total equity	$302,138	$(4,143)	$297,995	$302,138	$(4,143)	$297,995

Redeemable noncontrolling interests in operating partnership:
Net income (loss)	(5,297)	(473)	(5,770)	(7,182)	(473)	(7,655)
Redemption value adjustment	(22)	2	(20)	(28)	2	(26)
Redeemable noncontrolling interests in operating partnership:	$32,060	$(471)	$31,589	$(212,431)	$(471)	$(212,902)
The table below sets forth the impact of the revision on the previously issued condensed consolidated statement of cash flows (not presented herein) (in thousands):

	Six Months Ended June 30, 2020
	As Previously Reported	Adjustments	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(66,878)	$(4,614)	$(71,492)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Amortization of loan costs and capitalized default interest	$2,018	$(312)	$1,706
Changes in operating assets and liabilities, exclusive of the effects of hotel acquisition:
Accounts payable and accrued expenses	$(16,287)	$4,926	$(11,361)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash loan principal associated with default interest and late fees	$—	$4,926	$4,926

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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:

•
the impact of COVID-19 and numerous governmental travel restrictions and other orders on our business, including a possible “second wave” or recurrence of COVID-19 cases potentially causing state and local governments to reinstate travel restrictions;

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

•
adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and a possible “second wave” or recurrence of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state and local governments;

•	our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements;

•
actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans if we are unable to make debt service payments or satisfy our other obligations under the forbearance agreements;

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

•	changes in personnel of Ashford LLC or the lack of availability of qualified personnel;

•	changes in governmental regulations, accounting rules, tax rates and similar matters;

•	our ability to implement effective internal controls to address the material weakness identified in this report;

•	the timing or outcome of the SEC investigation;

•	legislative and regulatory changes, including changes to the Code and related rules, regulations and interpretations governing the taxation of REITs; and

•	limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of September 30, 2020, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.

We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2020, Remington Hotels, a subsidiary of Ashford Inc., managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of September 30, 2020, owned approximately 454,117 shares of Ashford Inc. common stock, which represented an approximate 17.9% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of September 30, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 68.1%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of the Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of September 30, 2020, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,525,484 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 8.6% ownership in the Company.
Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement with Ashford LLC, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended September 30, 2020, are as follows (in thousands):

Revenues	$25,229
Expenses	11,027
Net earnings	$14,202
Recent Developments
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021, and potentially much longer. As a result, in March 2020, the Company fully drew down its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. See note 6 to our condensed consolidated financial statements.

All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, the Capital Hilton and Hilton La Jolla Torrey Pines. The Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. As of September 30, 2020, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of September 30, 2020, the Company is current on its rental payments.
In addition, the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for the fiscal year to approximately$25 million and suspended its common stock dividends conserving approximately $6 million per quarter.
When preparing financial statements for each annual and interim reporting period management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, the Company considers its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next 12 months.
As of September 30, 2020, the Company maintained unrestricted cash of $88.2 million and restricted cash of $34.7 million. During the three months ended September 30, 2020, we utilized cash, cash equivalents and restricted cash of $21.1 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $14.3 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. As of September 30, 2020, 12 of the Company’s 13 hotels were opened and The Clancy opened on October 1, 2020.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed credit facility loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as a second phase of government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee (the “Advisory Fee”) of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt and its secured revolving credit facility (the “Financing”), calculated and payable as follows: (i) 12.5 basis points (0.125%) of the aggregate amount of potential Financings upon execution of the Lismore Agreement; (ii) 12.5 basis points (0.125%) payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event the Company does not complete, for any reason, Financings during the term of the Lismore Agreement equal to or greater than $1,091,250,000, then the Company shall offset, against any fees owed by the Company or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by the Company to Lismore equal to the product of (x) the amount of Financings completed during the term of the Lismore Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing. Upon entering into the agreement with Lismore, the Company made a payment of $1.4 million. No amount of this payment can be clawed back. As of September 30, 2020, the Company has also paid $1.4 million related to periodic installments of which $683,000 has been expensed in accordance with the agreement and $681,000 may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has paid $1.4 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of September 30, 2020, the Company has paid Lismore approximately $4.1 million and held a deposit of $1.3 million, included in “other assets.” For the three and nine months ended September 30, 2020, the Company has recognized expense of $1.2 million and $2.7 million, respectively, which is included in “write-off of loan costs and exit fees.”
In April 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the PPP, which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
On June 8, 2020, the Company entered into an Amendment that converted its $75 million secured revolving credit facility into a $65 million secured term loan. The Company had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also adds principal amortization of $5 million per quarter commencing on March 31, 2021. The Amendment changes the terms of certain financial covenants that the Company was subject to under the Credit Facility. The Amendment has the same maturity date of October 25, 2022 but removes the two one-year extension options and also removes the Company’s ability to reborrow amounts that have been repaid.
On July 28, 2020, the board of directors of the Company appointed Richard J. Stockton, the President and Chief Executive Officer of the Company, as a member of the board of directors, effective immediately, to serve a term ending on the date of the Company’s 2021 Annual Meeting of Stockholders.
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

On August 25, 2020, in light of the fact that Lismore negotiated access to the FF&E reserves but no forbearance on debt service for the $435 million mortgage loan secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy, the independent members of the board of directors of Ashford Inc. waived $1.6 million of Lismore success fees.
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
On July 30, 2020 and October 28, 2020, the Company issued press releases and furnished Current Reports on Form 8-K announcing its financial results for the second quarter ended June 30, 2020 and the third quarter ended September 30, 2020, respectively. In such press releases and reports, the Company reversed default interest and late charges under its troubled debt restructurings immediately in the period that the relevant forbearance agreement was signed as a result of there being no contractual obligation to pay the default interest and late charges. Subsequent to the issuance of such financial results, the Company corrected the manner in which it accounted for default interest and late charges under its troubled debt restructurings, such that all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. This resulted in additional interest expense of $4.6 million for both the three and six months ended June 30, 2020, and $4.0 million and $8.6 million, respectively, for the three and nine months ended September 30, 2020. On November 9, 2020, the Company furnished an amendment to its Current Report on Form 8-K furnished on October 28, 2020, which included corrected earnings tables for the aforementioned change to the second quarter and third quarter consolidated financial statements. See note 17 to the condensed consolidated financial statements in this quarterly report.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Revenue
Rooms	$28,118	$76,808	$(48,690)	(63.4)%
Food and beverage	8,537	26,422	(17,885)	(67.7)
Other	8,099	15,652	(7,553)	(48.3)
Total hotel revenue	44,754	118,882	(74,128)	(62.4)
Other	—	2	(2)	(100.0)
Total revenue	44,754	118,884	(74,130)	(62.4)
Expenses
Hotel operating expenses:
Rooms	7,975	18,265	10,290	56.3
Food and beverage	7,994	20,721	12,727	61.4
Other expenses	20,516	36,201	15,685	43.3
Management fees	1,321	3,960	2,639	66.6
Total hotel operating expenses	37,806	79,147	41,341	52.2
Property taxes, insurance and other	6,929	7,690	761	9.9
Depreciation and amortization	18,507	16,831	(1,676)	(10.0)
Advisory services fee	4,575	5,158	583	11.3
Corporate general and administrative	1,405	1,575	170	10.8
Total expenses	69,222	110,401	41,179	37.3
Gain (loss) on insurance settlement and disposition of assets	10,149	(1,163)	11,312	972.7
Operating income (loss)	(14,319)	7,320	(21,639)	(295.6)
Equity in earnings (loss) of unconsolidated entity	(58)	(48)	(10)	(20.8)
Interest income	12	249	(237)	(95.2)
Other income (expense)	(3,604)	(114)	(3,490)	(3,061.4)
Interest expense and amortization of loan costs	(8,859)	(13,646)	4,787	35.1
Write-off of loan costs and exit fees	(1,335)	(335)	(1,000)	(298.5)
Unrealized gain (loss) on investment in Ashford Inc.	—	(1,471)	1,471	100.0
Unrealized gain (loss) on derivatives	3,561	(754)	4,315	572.3
Income (loss) before income taxes	(24,602)	(8,799)	(15,803)	(179.6)
Income tax (expense) benefit	1,545	(155)	1,700	1,096.8
Net income (loss)	(23,057)	(8,954)	(14,103)	(157.5)
(Income) loss attributable to noncontrolling interest in consolidated entities	1,999	(1,899)	3,898	205.3
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,381	1,465	916	62.5
Net income (loss) attributable to the Company	$(18,677)	$(9,388)	$(9,289)	(98.9)%

All hotel properties owned for the three months ended September 30, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended September 30,
	2020	2019
Occupancy	26.88%	83.21%
ADR (average daily rate)	$304.68	$282.72
RevPAR (revenue per available room)	$81.89	$235.24
Rooms revenue (in thousands)	$28,118	$76,808
Total hotel revenue (in thousands)	$44,754	$118,882
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $9.3 million, from $9.4 million for the three months ended September 30, 2019 (the “2019 quarter”) to $18.7 million for the three months ended September 30, 2020 (the “2020 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $48.7 million, or 63.4%, to $28.1 million during the 2020 quarter compared to the 2019 quarter. During the 2020 quarter, we experienced a 5,633 basis point decrease in occupancy and a 7.8% increase in room rates. The decrease in rooms revenue is due to the COVID-19 pandemic. Rooms revenue decreased (i) $10.5 million at the Clancy as the hotel was closed for the entire 2020 quarter. The Clancy reopened on October 1, 2020; (ii) $9.3 million at the Marriott Seattle Waterfront as a result of a 7,763 basis point decrease in occupancy and 41.2% lower room rates at the hotel; (iii) $8.6 million at the Capital Hilton as the hotel was closed for approximately half of the 2020 quarter; (iv) $5.8 million at the Sofitel Chicago Magnificent Mile as a result of a 6,121 basis point decrease in occupancy and 30.0% lower room rates at the hotel; (v) $5.6 million at The Notary Hotel as a result of a 6,390 basis point decrease in occupancy and 10.0% lower room rates; (vi) $4.7 million at the Hilton La Jolla Torrey Pines as a result of a 4,062 basis point decrease in occupancy and 36.1% lower room rates at the hotel; (vii) $2.3 million at the Hotel Yountville as a result of a 4,946 basis point decrease in occupancy and 1.1% lower room rates at the hotel; (viii) $1.7 million at the Bardessono Hotel as a result of a 3,170 basis point decrease in occupancy and 4.3% lower room rates at the hotel; (ix) $1.4 million at the Ritz-Carlton, Lake Tahoe as a result of a 1,819 basis point decrease in occupancy, partially offset by 0.4% higher room rates at the hotel; (x) $1.4 million at the Park Hyatt Beaver Creek as a result of a 3,193 basis point decrease in occupancy, partially offset by 5.0% higher room rates at the hotel; (xi) $949,000 at the Pier House Resort as a result of a 1,524 basis point decrease in occupancy and 9.3% lower room rates at the hotel; and (xii) $182,000 at the Ritz-Carlton, Sarasota as a result of a 429 basis point decrease in occupancy, partially offset by 3.8% higher rooms rates at the hotel. These decreases were partially offset by an increase of $3.6 million at the Ritz-Carlton, St. Thomas as a result of the hotel reopening in the fourth quarter of 2019 after being closed for renovation after Hurricane Irma.
Food and Beverage Revenue. Food and beverage revenue decreased $17.9 million, or 67.7%, to $8.5 million during the 2020 quarter compared to the 2019 quarter. This decrease is attributable to an aggregate decrease of $19.0 million at all but one hotel property as a result of the COVID-19 pandemic. This decrease was partially offset by an increase in food and beverage revenue of $1.1 million at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 quarter.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, decreased $7.6 million, or 48.3%, to $8.1 million during the 2020 quarter compared to the 2019 quarter. The decrease is attributable to an aggregate decrease in other hotel revenue of $4.6 million at all but one hotel property as a result of the COVID-19 pandemic and lower business interruption revenue of $4.0 million. These decreases were partially offset by an increase in other hotel revenue of $1.0 million at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 quarter.
During the 2019 quarter, we recognized business interruption revenue of $4.0 million at the Ritz-Carlton, St. Thomas as a result of Hurricanes Irma. There was no business interruption revenue during the 2020 quarter.
Rooms Expense. Rooms expense decreased $10.3 million, or 56.3%, to $8.0 million in the 2020 quarter compared to the 2019 quarter. This decrease is attributable to an aggregate decrease of $11.1 million at all but one hotel property as a result of the COVID-19 pandemic. This decrease was partially offset by an increase in rooms expense of $795,000 at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 quarter.
Food and Beverage Expense. Food and beverage expense decreased $12.7 million, or 61.4%, to $8.0 million during the 2020 quarter compared to the 2019 quarter. This decrease is attributable to an aggregate decrease of $13.7 million at all but one hotel property as a result of the COVID-19 pandemic. This decrease was partially offset by an increase in food and beverage expense of $1.0 million at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 quarter.

Other Operating Expenses. Other operating expenses decreased $15.7 million, or 43.3%, to $20.5 million in the 2020 quarter compared to the 2019 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $1.6 million in direct expenses and a decrease of $14.0 million in indirect expenses and incentive management fees in the 2020 quarter as compared to the 2019 quarter as a result of the COVID-19 pandemic. Direct expenses were 6.4% of total hotel revenue in the 2020 quarter and 3.8% in the 2019 quarter. The decrease in direct expenses is attributable to all but one hotel properties as a result of the COVID-19 pandemic, excluding the Ritz-Carlton, St. Thomas, which had an increase in direct expense of $434,000 as a result of it being closed for renovation during the 2019 quarter. The decrease in indirect expenses is comprised of decreases in (i) general and administrative costs of $5.8 million; (ii) marketing costs of $5.1 million; (iii) repairs and maintenance of $1.4 million; (iv) lease expense of $875,000; (v) energy costs of $484,000; and (vi) incentive management fees of $435,000.
Management Fees. Base management fees decreased $2.6 million, or 66.6%, to $1.3 million in the 2020 quarter compared to the 2019 quarter at all of our hotel properties as a result of the COVID-19 pandemic.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $761,000, or 9.9%, to $6.9 million in the 2020 quarter compared to the 2019 quarter, which is primarily due to lower property taxes of $966,000 in the 2020 quarter related to a successful 2019 tax appeal at the Park Hyatt Beaver Creek partially offset by an aggregate increase of $205,000 at our remaining hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 10.0%, to $18.5 million in the 2020 quarter compared to the 2019 quarter.
Advisory Services Fee. Advisory services fee decreased $583,000, or 11.3%, to $4.6 million in the 2020 quarter compared to the 2019 quarter due to a decrease in the base advisory fee of $264,000, reimbursable expenses of $241,000, and equity-based compensation of $210,000, partially offset by an increase in the incentive fee of $132,000, as a result of a credit in the 2019 quarter. In the 2020 quarter, we recorded an advisory services fee of $4.6 million, which included a base advisory fee of $2.4 million, reimbursable expenses of $404,000 and $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2019 quarter, we recorded an advisory services fee of $5.2 million, which included a base advisory fee of $2.7 million, reimbursable expenses of $645,000, $2.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to incentive fee of $132,000.
Corporate General and Administrative. Corporate general and administrative expense was $1.4 million in the 2020 quarter and $1.6 million in the 2019 quarter. The decrease in corporate general and administrative expense is due to lower miscellaneous expenses of $247,000 and lower public company costs of $180,000; partially offset by higher reimbursed operating expenses of Ashford Securities of $228,000 and higher professional fees of $29,000.
Gain (Loss) on Insurance Settlement and Disposition of Assets. In the 2020 quarter, we recognized a gain of $10.1 million as a result of finalizing the insurance settlement from Hurricane Irma. In the 2019 quarter, we recorded a loss of $1.2 million that primarily related to the disposition of FF&E resulting from the renovation at The Notary Hotel.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2020 quarter and 2019 quarter, we recorded equity in loss of unconsolidated entity related to our investment in OpenKey of $58,000 and $48,000, respectively.
Interest Income. Interest income decreased $237,000, or 95.2%, to $12,000 in the 2020 quarter compared to the 2019 quarter.
Other Income (Expense). Other expense increased $3.5 million to $3.6 million in the 2020 quarter compared to the 2019 quarter. In the 2020 quarter, we recorded a realized loss of $3.5 million on interest rate floors and expense of $64,000 related to CMBX premiums and interest paid on collateral. In the 2019 quarter, we recorded other expense of $64,000 related to CMBX premiums and interest paid on collateral and a realized loss of $50,000 on interest rate floors.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $4.8 million, or 35.1%, to $8.9 million in the 2020 quarter compared to the 2019 quarter. The decrease is primarily due to a lower average LIBOR rate, partially offset by higher interest expense associated with our corporate term loan as well as default interest and late charges on loans that were previously in default. The average LIBOR rates in the 2020 quarter and the 2019 quarter were 0.16% and 2.15%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.3 million in the 2020 quarter, resulting from amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $1.3 million, were expensed in accordance with applicable accounting guidance. Write-off of loan costs and exit fees was $335,000 for the 2019 quarter, resulting from costs of $278,000 associated with a modification to our $42.0 million loan and the write-off of $57,000 unamortized loan costs related to the refinancing of our $70.0 million mortgage loan. The mortgage loan was refinanced with an $80.0 million mortgage loan due September 2024.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. was $1.5 million in the 2019 quarter. The investment in Ashford Inc. was disposed of in the fourth quarter of 2019.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $3.6 million in the 2020 quarter consisted of a $3.5 million unrealized gain on interest rate floors associated with the recognition of realized losses from the expiration of interest rate floors and a $51,000 unrealized gain on CMBX credit default swaps, partially offset by a $30,000 unrealized loss on interest rate caps. Unrealized loss on derivatives of $754,000 for the 2019 quarter consisted of a $667,000 unrealized loss on interest rate floors, a $61,000 unrealized loss on CMBX credit default swaps and a $26,000 unrealized loss on interest rate caps. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $1.7 million, from income tax expense of $155,000 in the 2019 quarter to an income tax benefit of $1.5 million in the 2020 quarter. This change was primarily due to a decrease in the profitability of our TRS entities in the 2020 quarter compared to the 2019 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $2.0 million and income of $1.9 million in the 2020 quarter and the 2019 quarter, respectively. At both September 30, 2020 and 2019, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $2.4 million and $1.5 million in the 2020 quarter and the 2019 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 10.08% and 10.95% as of September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Revenue
Rooms	$105,119	$228,660	$(123,541)	(54.0)%
Food and beverage	39,417	84,326	(44,909)	(53.3)
Other	30,633	52,920	(22,287)	(42.1)
Total hotel revenue	175,169	365,906	(190,737)	(52.1)
Other	—	7	(7)	(100.0)
Total revenue	175,169	365,913	(190,744)	(52.1)
Expenses
Hotel operating expenses:
Rooms	29,300	52,080	22,780	43.7
Food and beverage	35,544	62,325	26,781	43.0
Other expenses	75,585	111,431	35,846	32.2
Management fees	5,664	12,542	6,878	54.8
Total hotel operating expenses	146,093	238,378	92,285	38.7
Property taxes, insurance and other	21,833	20,356	(1,477)	(7.3)
Depreciation and amortization	55,398	51,991	(3,407)	(6.6)
Advisory services fee	14,545	15,579	1,034	6.6
Transaction costs	—	704	704	100.0
Corporate general and administrative	4,850	3,633	(1,217)	(33.5)
Total expenses	242,719	330,641	87,922	26.6
Gain (loss) on insurance settlement and disposition of assets	10,149	(1,154)	11,303	979.5
Operating income (loss)	(57,401)	34,118	(91,519)	(268.2)
Equity in earnings (loss) of unconsolidated entity	(138)	(149)	11	7.4
Interest income	165	898	(733)	(81.6)
Other income (expense)	(3,806)	(370)	(3,436)	(928.6)
Interest expense and amortization of loan costs	(38,167)	(41,894)	3,727	8.9
Write-off of loan costs and exit fees	(3,572)	(647)	(2,925)	(452.1)
Unrealized gain (loss) on investment in Ashford Inc.	—	(5,390)	5,390	100.0
Unrealized gain (loss) on derivatives	3,748	(972)	4,720	485.6
Income (loss) before income taxes	(99,171)	(14,406)	(84,765)	(588.4)
Income tax (expense) benefit	4,622	(1,493)	6,115	409.6
Net income (loss)	(94,549)	(15,899)	(78,650)	(494.7)
(Income) loss attributable to noncontrolling interest in consolidated entities	4,975	(1,750)	6,725	384.3
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	10,036	2,770	7,266	262.3
Net income (loss) attributable to the Company	$(79,538)	$(14,879)	$(64,659)	(434.6)%

All hotel properties owned for the nine months ended September 30, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2020 and 2019. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
Ritz-Carlton, Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________

(1)	The operating results of this hotel property has been included in our results of operations as of its acquisition date.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Occupancy	31.11%	79.55%
ADR (average daily rate)	$330.77	$296.62
RevPAR (revenue per available room)	$102.90	$235.97
Rooms revenue (in thousands)	$105,119	$228,660
Total hotel revenue (in thousands)	$175,169	$365,906
The following table illustrates the key performance indicators of the twelve comparable hotel properties that were included for the full nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Occupancy	30.55%	80.22%
ADR (average daily rate)	$310.15	$285.46
RevPAR (revenue per available room)	$94.74	$228.98
Rooms revenue (in thousands)	$92,115	$211,216
Total hotel revenue (in thousands)	$154,133	$334,282
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $64.7 million, from $14.9 million for the nine months ended September 30, 2019 (the “2019 period”), to $79.5 million for the nine months ended September 30, 2020 (the “2020 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $123.5 million, or 54.0%, to $105.1 million during the 2020 period compared to the 2019 period. During the 2020 period, we experienced a 4,844 basis point decrease in occupancy and an 11.5% increase in room rates compared to the 2019 period. The decrease in rooms revenue is due to the COVID-19 pandemic. Rooms revenue at our twelve comparable hotel properties decreased $119.1 million due to a 4,967 basis point decrease in occupancy, partially offset by an increase in room rates of 8.6%. Rooms revenue decreased (i) $4.4 million at the Ritz-Carlton, Lake Tahoe as a result of a 2,421 basis point decrease in occupancy, partially offset by higher room rates of 10.9% and 15 additional days of rooms revenue in the 2020 period as a result its acquisition on January 15, 2019; (ii) $23.9 million at the Clancy as a result of a 6,992 basis point decrease in occupancy, partially offset by 1.4% higher room rates at the hotel. The hotel closed on April 11, 2020 and reopened on October 1, 2020;. (iii) $23.1 million at the Capital Hilton as a result of 10.4% lower room rates and a 6,306 basis point decrease in occupancy at the hotel. This is primarily a result of the hotel closing in March 2020 and not reopening until August 2020 due to the COVID-19 pandemic. (iv) $18.6 million at the Marriott Seattle Waterfront as a result of 23.3% lower room rates and a 6,288 basis point decrease in occupancy at the hotel; (v) $14.4 million at the Sofitel Chicago Magnificent Mile as a result of 30.5% lower room rates and a 5,419 basis point decrease in occupancy at the hotel; (vi) $12.3 million at the Hilton La Jolla Torrey Pines as a result of 17.3% lower room rates and a 4,440 basis point decrease in occupancy at the hotel; (vii) $12.1 million at The Notary Hotel as a result of 11.8% lower room rates and a 4,299 basis point decrease in occupancy at the hotel; (viii) $5.6 million at the Hotel Yountville as a result of 7.0% lower room rates and a 4,485 basis point decrease in occupancy at the hotel; (ix) $5.4 million at the Pier House Resort as a result of 2.3% lower room rates and a 2,992 basis point decrease in occupancy at the hotel; (x) $4.9 million at the Bardessono Hotel as a result of 5.4% lower room rates and a 3,583 basis point decrease in occupancy at the hotel; (xi) $4.8 million at the Ritz-Carlton, Sarasota as a result of a 1,889 basis point decrease in occupancy, partially offset by 3.8% higher room rates at the hotel; and (xii) $4.1 million at the Park Hyatt Beaver Creek as a result of a 2,780 basis point decrease in occupancy, partially offset by 29.4% higher room rates at the hotel. These decreases were partially offset by an increase of $10.1 million at the Ritz-Carlton, St. Thomas as a result of the hotel being closed for renovation during the 2019 period.
Food and Beverage Revenue. Food and beverage revenue decreased $44.9 million, or 53.3%, to $39.4 million during the 2020 period compared to the 2019 period. This decrease is primarily attributable to the impact of the COVID-19 pandemic. We experienced an aggregate decrease in food and beverage revenue of $47.7 million at all but one hotel property. These decreases were partially offset by an increase of $2.7 million at the Ritz-Carlton, St. Thomas.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, decreased $22.3 million, or 42.1%, to $30.6 million during the 2020 period compared to the 2019 period. The decrease is attributable to an aggregate decrease in other hotel revenue of $12.1 million at all but one hotel property and lower business interruption revenue of $12.6 million. These decreases were partially offset by higher other hotel revenue of $2.4 million at the Ritz-Carlton, St. Thomas.
During the 2020 period, we recognized business interruption revenue of $4.0 million at the Ritz-Carlton, St. Thomas as a result of Hurricanes Irma. During the 2019 period, we recognized business interruption revenue of $16.6 million at the Ritz-Carlton, St. Thomas.
Rooms Expense. Rooms expense decreased $22.8 million, or 43.7%, to $29.3 million in the 2020 period compared to the 2019 period. The decrease is attributable to an aggregate decrease in room expense of $25.4 million at all but one hotel property. These decreases were partially offset by an increase of $2.7 million at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 period.
Food and Beverage Expense. Food and beverage expense decreased $26.8 million, or 43.0%, to $35.5 million during the 2020 period compared to the 2019 period. The decrease is attributable to an aggregate decrease of $30.2 million at all but one hotel property. These decreases were partially offset by an increase of $3.4 million at the Ritz-Carlton, St. Thomas, which was closed for renovation in the 2019 period.
Other Operating Expenses. Other operating expenses decreased $35.8 million, or 32.2%, to $75.6 million in the 2020 period compared to the 2019 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $4.4 million in direct expenses and $31.4 million in indirect expenses and incentive management fees in the 2020 period compared to the 2019 period. Direct expenses were 5.6% of total hotel revenue for the 2020 period and 3.9% for the 2019 period. The decrease in direct expenses is attributable to all but one hotel properties as a result of the COVID-19 pandemic, excluding the Ritz-Carlton, St. Thomas, which had an increase in direct expense of $1.4 million as a result of it being closed for renovation during the 2019 period. The decrease in indirect expenses is attributable to decreases in (i) marketing costs of $11.1 million, comprised of a net decrease of $10.3 million at our twelve comparable hotel properties and $808,000 at the Ritz-Carlton, Lake Tahoe; (ii) general and administrative costs of $10.8 million, comprised of a net decrease of $10.5 million at our twelve comparable hotel properties and a decrease of $387,000 at the Ritz-Carlton, Lake Tahoe; (iii) repairs and maintenance of $3.8 million, comprised of a net decrease of $3.4 million at our twelve comparable hotel properties and $343,000 at the Ritz-Carlton, Lake Tahoe; (iv) incentive management fees of $3.1 million, comprised of a decrease of $3.1 million at our twelve comparable hotel properties, partially offset by an increase of $64,000 at the Ritz-Carlton, Lake Tahoe; (v) energy costs of $1.5 million, comprised of a net decrease of $1.4 million at our twelve comparable hotel properties and $77,000 at the Ritz-Carlton, Lake Tahoe; and (vi) lease expense of $1.1 million, comprised of a net decrease of $1.1 million at our twelve comparable hotel properties, partially offset by an increase of $50,000 at the Ritz-Carlton, Lake Tahoe.
Management Fees. Base management fees decreased $6.9 million, or 54.8%, to $5.7 million in the 2020 period compared to the 2019 period. This decrease is attributable to all of our hotel properties as a result of the COVID-19 pandemic.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.5 million, or 7.3%, to $21.8 million in the 2020 period compared to the 2019 period, which is primarily due the receipt of a property tax refund of $1.7 million in the 2019 period at the Park Hyatt Beaver Creek.
Depreciation and Amortization. Depreciation and amortization increased $3.4 million, or 6.6%, to $55.4 million for the 2020 period compared to the 2019 period due to an aggregate increase of $4.5 million at our twelve comparable hotel properties, partially offset by a decrease of $1.1 million at the Ritz-Carlton, Lake Tahoe.
Advisory Services Fee. Advisory services fee decreased $1.0 million, or 6.6%, to $14.5 million in the 2020 period compared to the 2019 period due to decreases in base advisory fee of $591,000, reimbursable expenses of $546,000 and incentive fee of

$77,000, partially offset by a higher equity-based compensation of $180,000. In the 2020 period, we recorded an advisory services fee of $14.5 million, which included a base advisory fee of $7.6 million, reimbursable expenses of $1.4 million and $5.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2019 period, we recorded an advisory services fee of $15.6 million, which included a base advisory fee of $8.2 million, reimbursable expenses of $1.9 million, an incentive fee of $77,000 and $5.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Transaction Costs. In the 2019 period, we recorded transaction costs of $704,000 primarily related to the acquisition of the Ritz-Carlton, Sarasota. There were no transaction costs during the 2020 period.
Corporate General and Administrative. Corporate general and administrative expense was $4.9 million in the 2020 period and $3.6 million in the 2019 period. The increase in corporate general and administrative expenses is primarily due to higher professional fees of $931,000, and higher reimbursed operating expenses of Ashford Securities of $558,000, partially offset by lower public company costs of $279,000.
Gain (loss) on Insurance Settlement and Disposition of Assets. In the 2020 period, we recognized a gain of $10.1 million as a result of finalizing the insurance settlement from Hurricane Irma. In the 2019 period, we recorded a loss of $1.2 million primarily related to the disposition of FF&E resulting from the renovation at The Notary Hotel.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2020 period and 2019 period, we recorded equity in loss of unconsolidated entity of $138,000 and $149,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income decreased $733,000, or 81.6%, to $165,000 for the 2020 period compared to the 2019 period.
Other Income (Expense). Other expense increased $3.4 million, or 928.6% to $3.8 million in the 2020 period compared to the 2019 period. In the 2020 period, we recorded a realized loss of $3.6 million on interest rate floors and expense of $191,000 related to CMBX premiums and interest paid on collateral. In the 2019 period, we recorded other expense of $190,000 related to CMBX premiums and interest paid on collateral and a realized loss of $190,000 on interest rate floors, partially offset by other income of $10,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $3.7 million, or 8.9%, to $38.2 million for the 2020 period compared to the 2019 period. The decrease is primarily due to a lower average LIBOR rate, partially offset by higher interest expense associated with our corporate term loan as well as default interest and late charges on loans that were previously in default. The average LIBOR rates for the 2020 period and the 2019 period were 0.64% and 2.36%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $3.6 million for the 2020 period, resulting from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $3.6 million, were expensed in accordance with applicable accounting guidance. Write-off of loan costs and exit fees was $647,000 for the 2019 period, resulting from the write-off of unamortized loan costs of $338,000 and other costs of $309,000 associated with a loan modification and the refinancing of two mortgage loans.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized loss on investment in Ashford Inc. was $5.4 million in the 2019 period. The investment in Ashford Inc. was disposed of in the fourth quarter of 2019.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $3.7 million for the 2020 period consisted of a $3.6 million unrealized gain on interest rate floors associated with the recognition of realized losses from the expiration of interest rate floors and a $226,000 unrealized gain on CMBX credit default swaps and partially offset by an unrealized loss of $93,000 on interest rate caps. Unrealized loss on derivatives of $972,000 for the 2019 period consisted of a $1.0 million unrealized loss on CMBX credit default swaps and a $107,000 unrealized loss on interest rate caps, partially offset by a $139,000 unrealized gain on interest rate floors. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $6.1 million, from income tax expense of $1.5 million in the 2019 period to an income tax benefit of $4.6 million in the 2020 period. This change was primarily due to a decrease in the profitability of our TRS entities in the 2020 period compared to the 2019 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $5.0 million and income of $1.8 million for the 2020 period and the 2019 period, respectively. At both September 30, 2020 and 2019, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $10.0 million and $2.8 million for the 2020 period and the 2019 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 10.08% and 10.95% as of September 30, 2020 and 2019, respectively.
LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will have a significant negative impact on the Company’s results of operations, financial position and cash flow for at least the remainder of 2020 and into 2021, and potentially much longer. As a result, in March 2020, the Company fully drew down its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. See note 6 for term loan details.
All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, the Capital Hilton and Hilton La Jolla Torrey Pines. The Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. As of September 30, 2020, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of September 30, 2020, the Company is current on its rental payments.

In addition, the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for the fiscal year to approximately $25 million and suspended its common stock dividends conserving approximately $6 million per quarter.
When preparing financial statements for each annual and interim reporting period management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that create substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, the Company considers its current financial condition and liquidity sources, including current funds available, forecasted future cash flows and its unconditional obligations due over the next 12 months.
As of September 30, 2020, the Company maintained unrestricted cash of $88.2 million and restricted cash of $34.7 million. During the three months ended September 30, 2020, we utilized cash, cash equivalents and restricted cash of $21.1 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company is currently working with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $14.3 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. As of September 30, 2020 12 of the Company’s 13 hotels were opened and The Clancy opened on October 1, 2020.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed credit facility loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as a second phase of government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including future equity and preferred equity issuances, existing working capital, net cash provided by operations, proceeds from insurance claims, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and ongoing effects of COVID-19 on our business and the hotel industry, the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. While management cannot provide any assurances, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes.
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
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2020, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of September 30, 2020, 3.0 million shares of common stock with an aggregate offering price of $7.7 million have been sold under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc. serves as the dealer manager and wholesaler of our Series E Preferred Stock and Series M Preferred Stock. As of November 5, 2020, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
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
Dividend Policy. In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.16 per share of our common stock for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock for the first, second and third quarters of 2020. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.
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
All financial covenants were tested and certified by the borrower on a quarterly basis. Beginning April 1, 2020, the Company did not make at least one interest payment on nearly all of its mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy.
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

•
The covenant that required the Company’s consolidated recourse indebtedness (other than the Credit Facility) not exceed $50 million was permanently reduced to zero ($0) and a new covenant was also added that requires the Company to have minimum liquidity (comprised of unrestricted cash) of $20 million through June 30, 2021, which shall be tested monthly. Our cash and cash equivalents were $88.2 million at September 30, 2020.

The Amendment adds limitations on the Company’s ability prior to June 30, 2021, to incur or guaranty additional indebtedness, grant liens, make restricted payments (with the exception of existing preferred dividend payments) or engage in asset sales, discretionary capital expenditures or additional investments. The Amendment also adds mandatory prepayments that require the Company to prepay and reduce the balance of the term loan by an amount equal to 50% of net proceeds from any asset sales, equity offerings (including preferred equity offerings) or incurrence of indebtedness (including refinancings), except that the first $50 million of any common equity offering (including sales of shares of common stock under the Company’s “at-the-market” equity distribution program) is subject to a mandatory prepayment in an amount equal to 25% of net proceeds. The Company was in compliance with all covenants as of September 30, 2020.
Sources and Uses of Cash
We had approximately $88.2 million and $72.0 million of cash and cash equivalents at September 30, 2020 and December 31, 2019, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities were $(35.6) million and $48.7 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows from operations were impacted by the COVID-19 pandemic, changes in hotel operations of our twelve comparable hotel properties as well as the acquisition of the Ritz-Carlton, Lake Tahoe on January 15, 2019. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2020, net cash flows used in investing activities were $18.9 million. These cash outflows were primarily attributable to $21.5 million of capital improvements made to various hotel properties offset by $2.5 million of insurance proceeds received related to the hurricanes. For the nine months ended September 30, 2019, net cash flows used in investing activities were $210.0 million. These cash outflows were primarily attributable to $111.8 million for the acquisition of the Ritz-Carlton, Lake Tahoe, $108.2 million of capital improvements made to various hotel properties and additional investments in OpenKey of $332,000. Cash outflows were partially offset by cash inflows of $10.3 million from proceeds received from the sale of FF&E pursuant to the ERFP.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2020, net cash flows provided by financing activities were $47.1 million. Cash inflows primarily consisted of borrowings on indebtedness of $109.3 million, net proceeds of $6.4 million from the “at-the-market” common stock offering and $474,000 from the issuance of preferred stock, partially offset by repayments on indebtedness of $46.0 million, $13.6 million of dividend and distribution payments, $6.5 million of payments for loan costs and fees associated with loan forbearance, and distributions of $2.6 million to a noncontrolling interest in consolidated entities.
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
Contractual Obligations and Commitments
Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort, Ritz-Carlton Sarasota, Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, the Capital Hilton and Hilton La Jolla Torrey Pines. As of September 30, 2020, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of September 30, 2020, the Company is current on its rental payments.
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
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on insurance settlement and disposition of assets and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
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
On July 30, 2020 and October 28, 2020, the Company issued press releases and furnished Current Reports on Form 8-K announcing its financial results for the second quarter ended June 30, 2020 and the third quarter ended September 30, 2020, respectively. In such press releases and reports, the Company reversed default interest and late charges under its troubled debt restructurings immediately in the period that the relevant forbearance agreement was signed as a result of there being no contractual obligation to pay the default interest and late charges. Subsequent to the issuance of such financial results, the Company corrected the manner in which it accounted for default interest and late charges under its troubled debt restructurings, such that all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. This resulted in additional interest expense of $4.6 million for both the three and six months ended June 30, 2020, and $4.0 million and $8.6 million, respectively, for the three and nine months ended September 30, 2020. See note 17 to the condensed consolidated financial statements in this quarterly report. The effect of this entry was to increase the negative FFO and Adjusted FFO by $4.6 million for both the three and six months ended June 30, 2020, and by $2.8 million and $7.4 million, respectively, net of the impact attributable to noncontrolling interest in consolidated entities, for the three and nine months ended September 30, 2020. On November 9, 2020, the Company furnished an amendment to its Current Report on Form 8-K furnished on October 28, 2020, which included corrected earnings tables for the aforementioned change to the second quarter and third quarter consolidated financial statements.

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(23,057)	$(8,954)	$(94,549)	$(15,899)
Interest expense and amortization of loan costs	8,859	13,646	38,167	41,894
Depreciation and amortization	18,507	16,831	55,398	51,991
Income tax expense (benefit)	(1,545)	155	(4,622)	1,493
Equity in (earnings) loss of unconsolidated entity	58	48	138	149
Company’s portion of EBITDA of OpenKey	(56)	(50)	(135)	(147)
EBITDA	2,766	21,676	(5,603)	79,481
(Gain) loss on insurance settlement and disposition of assets	(10,149)	1,163	(10,149)	1,154
EBITDAre	(7,383)	22,839	(15,752)	80,635
Amortization of favorable (unfavorable) contract assets (liabilities)	207	129	621	366
Transaction and conversion costs	517	506	1,128	1,183
Other (income) expense	3,604	114	3,806	370
Write-off of loan costs and exit fees	1,335	335	3,572	647
Unrealized (gain) loss on investment in Ashford Inc.	—	1,471	—	5,390
Unrealized (gain) loss on derivatives	(3,561)	754	(3,748)	972
Non-cash stock/unit-based compensation	2,006	2,359	6,039	5,908
Legal, advisory and settlement costs	142	203	1,168	349
Advisory services incentive fee	—	(132)	—	77
Company’s portion of adjustments to EBITDAre of OpenKey	1	4	6	22
Adjusted EBITDAre	$(3,132)	$28,582	$(3,160)	$95,919

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(56,105)	$(5,623)	$(71,492)	$(6,945)
Interest expense and amortization of loan costs	17,411	14,055	29,308	28,248
Depreciation and amortization	18,553	18,474	36,891	35,160
Income tax expense (benefit)	(4,447)	411	(3,077)	1,338
Equity in (earnings) loss of unconsolidated entity	40	51	80	101
Company’s portion of EBITDA of OpenKey	(40)	(48)	(79)	(97)
EBITDA and EBITDAre	(24,588)	27,320	(8,369)	57,805
(Gain) loss on disposition of assets	—	(9)	—	(9)
EBITDAre	(24,588)	27,311	(8,369)	57,796
Amortization of favorable (unfavorable) contract assets (liabilities)	207	118	414	237
Transaction and conversion costs	120	235	611	869
Other (income) expense	64	139	202	256
Write-off of loan costs and exit fees	2,237	—	2,237	312
Unrealized (gain) loss on investment in Ashford Inc.	—	4,626	—	3,919
Unrealized (gain) loss on derivatives	969	(654)	(187)	218
Non-cash stock/unit-based compensation	2,048	2,021	4,033	3,549
Legal, advisory and settlement costs	413	75	1,026	146
Advisory services incentive fee	—	(1,105)	—	209
Company’s portion of adjustments to EBITDAre of OpenKey	2	7	5	18
Adjusted EBITDAre	$(18,528)	$32,773	$(28)	$67,529

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on convertible preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, advisory services incentive fee, other income/expense and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(23,057)	$(8,954)	$(94,549)	$(15,899)
(Income) loss attributable to noncontrolling interest in consolidated entities	1,999	(1,899)	4,975	(1,750)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	2,381	1,465	10,036	2,770
Preferred dividends	(2,554)	(2,533)	(7,664)	(7,597)
Net income (loss) attributable to common stockholders	(21,231)	(11,921)	(87,202)	(22,476)
Depreciation and amortization on real estate (1)	17,791	16,036	53,142	49,609
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,381)	(1,465)	(10,036)	(2,770)
Equity in (earnings) loss of unconsolidated entity	58	48	138	149
(Gain) loss on insurance settlement and disposition of assets	(10,149)	1,163	(10,149)	1,154
Company’s portion of FFO of OpenKey	(57)	(51)	(137)	(151)
FFO available to common stockholders and OP unitholders	(15,969)	3,810	(54,244)	25,515
Series B Cumulative Convertible Preferred Stock dividends	1,729	1,708	5,189	5,122
Transaction and conversion costs	517	506	1,128	1,183
Other (income) expense	3,604	114	3,806	370
Interest expense accretion on refundable membership club benefits	201	213	616	651
Write-off of loan costs and exit fees	1,335	335	3,572	647
Amortization of loan costs (1)	670	1,029	2,651	3,187
Unrealized (gain) loss on investment in Ashford Inc.	—	1,471	—	5,390
Unrealized (gain) loss on derivatives	(3,561)	754	(3,748)	972
Non-cash stock/unit-based compensation	2,006	2,359	6,039	5,908
Legal, advisory and settlement costs	142	203	1,168	349
Advisory services incentive fee	—	(132)	—	77
Company’s portion of adjustments to FFO of OpenKey	1	5	6	24
Adjusted FFO available to common stockholders, OP unitholders and Series B Cumulative Convertible preferred stockholders on an “as converted” basis	$(9,325)	$12,375	$(33,817)	$49,395
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation and amortization on real estate	$(716)	$(795)	$(2,256)	$(2,382)
Amortization of loan costs	(19)	(18)	(56)	(61)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(56,105)	$(5,623)	$(71,492)	$(6,945)
(Income) loss attributable to noncontrolling interest in consolidated entities	2,404	248	2,976	149
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	5,770	865	7,655	1,305
Preferred dividends	(2,555)	(2,532)	(5,110)	(5,064)
Net income (loss) attributable to common stockholders	(50,486)	(7,042)	(65,971)	(10,555)
Depreciation and amortization on real estate (1)	17,792	17,669	35,351	33,573
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,770)	(865)	(7,655)	(1,305)
Equity in (earnings) loss of unconsolidated entity	40	51	80	101
(Gain) loss on disposition of assets	—	(9)	—	(9)
Company’s portion of FFO of OpenKey	(40)	(49)	(80)	(100)
FFO available to common stockholders and OP unitholders	(38,464)	9,755	(38,275)	21,705
Series B Convertible Preferred Stock dividends	1,730	1,707	3,460	3,414
Transaction and conversion costs	120	235	611	869
Other (income) expense	64	139	202	256
Interest expense accretion on refundable membership club benefits	202	213	415	438
Write-off of loan costs and exit fees	2,237	—	2,237	312
Amortization of loan costs (1)	928	1,003	1,981	2,158
Unrealized (gain) loss on investment in Ashford Inc.	—	4,626	—	3,919
Unrealized (gain) loss on derivatives	969	(654)	(187)	218
Non-cash stock/unit-based compensation	2,048	2,021	4,033	3,549
Legal, advisory and settlement costs	413	75	1,026	146
Advisory services incentive fee	—	(1,105)	—	209
Company’s portion of adjustments to FFO of OpenKey	2	8	5	19
Adjusted FFO available to common stockholders and OP unitholders	$(29,751)	$18,023	$(24,492)	$37,212
____________________

(1)	Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Depreciation and amortization on real estate	$(761)	$(805)	$(1,540)	$(1,587)
Amortization of loan costs	(19)	(18)	(37)	(43)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy (1)	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort	Key West, FL	142	100%	142
Ritz-Carlton, St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
Ritz-Carlton, Sarasota	Sarasota, FL	266	100%	266
Ritz-Carlton, Lake Tahoe	Truckee, CA	170	100%	170
Ground Lease Properties
Hilton La Jolla Torrey Pines (2)	La Jolla, CA	394	75%	296
Bardessono Hotel (3)	Yountville, CA	65	100%	65
Total		3,722		3,487
________

(1)	On October 1, 2020, the Company announced the opening The Clancy (previously known as “Courtyard San Francisco Downtown”).

(2)	The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term.

(3)	The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At September 30, 2020, our total indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at September 30, 2020, would be approximately $2.8 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2020, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. We have entered into a credit default swap transaction with a notional amount totaling $50.0 million, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Assuming the underlying bonds pay off at par over their remaining average life, our estimated total exposure for these trades was approximately $1.2 million at September 30, 2020.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020 (the “Evaluation Date”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, as a result of the material weakness in our internal control over financial reporting related to the accounting for troubled debt restructurings described below, our disclosure controls and procedures were not effective: (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting except as described below.
During our financial statement close process for the period ended September 30, 2020, we identified a material weakness related solely to the review controls over accounting for troubled debt restructurings as of September 30, 2020 (the “Debt Accounting Review”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As part of the Debt Accounting Review, the Company inappropriately applied the related GAAP accounting standard when accounting for its forbearance and other agreements that allowed for the forgiveness of default interest and late charges. This error resulted in a misstatement of the Company’s previously issued second quarter and third quarter earnings press releases furnished on Form 8-K.
The execution of the applicable control is highly complex, and the facts and circumstances underlying the deficiency do not occur frequently. Because the Company’s review controls did not result in the Company applying GAAP specifically related to troubled debt restructurings correctly in its consolidated financial statements, the Company’s control was deemed to be ineffective.
The Company’s previously issued financial results for the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020 have been corrected in this quarterly report to properly reflect the correct accounting for troubled debt restructurings. To prevent future material weaknesses from arising in similar circumstances, the Company has implemented a control that management will engage a third-party accounting expert to assist management in assessing the accounting for similar transactions in its consolidated financial statements.
We reviewed the results of management’s assessment with the audit committee of our board of directors.
Notwithstanding the material weakness described above, management has concluded that our condensed consolidated financial statements included in this quarterly report are fairly stated in all material respects in accordance with GAAP.
See note 17 to the condensed consolidated financial statements in this quarterly report.
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
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is reasonably possible that the litigation could result in an unfavorable outcome, in which case the Company could experience a loss. The litigation commenced in 2016 and is currently scheduled to go to trial in the first quarter of 2021. The litigation may be settled before trial, in which case the Company estimates that the Company’s potential loss could range between $300,000 and approximately $500,000. If the litigation is resolved at trial, the Company does not believe the potential loss is reasonably estimable at this time. As of September 30, 2020, no amounts have been accrued.
In June 2020, each of the Company, Ashford Trust, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Ashford Trust, Ashford Inc. and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of our board of directors, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas.
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members are being prepared. Upon receipt, recipients of the notice will have 60 days to opt out of the class. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe any potential loss to the Company is reasonably estimable at this time. As of September 30, 2020, no amounts have been accrued.
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
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC, as supplemented by our Current Report on Form 8-K filed May 8, 2020, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by our Current Report on Form 8-K filed May 8, 2020.
The outbreak of COVID-19 has and will continue to significantly reduce our occupancy rates and RevPAR.
Our business has been and will continue to be materially adversely affected by the impact of, and the public concern about, a pandemic disease. In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in every state in the United States. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. Even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. In addition, a possible “second wave” or recurrence of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
As such, the full impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety has materially adversely affected us by reducing demand for our hotels. There can be no assurance that an effective vaccine or therapy will be developed soon or at all. If an effective vaccine or therapy is developed, the length of time required for the vaccine or therapy to become widely available is uncertain. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
We have defaulted on our property level secured debt and, although we have entered into forbearance or other agreements on our property level secured debt, if we are unable to comply with such agreements, the lenders may foreclose on our hotels.
All of the Company’s properties are pledged as collateral for a variety of loans. On or about March 17, 2020, we sent notice to all of our lenders notifying such lenders that the spread of COVID-19 was having a significant negative impact on the travel and hospitality industry and that our hotels were experiencing a severe decrease in revenue, resulting in a negative impact on cash flow. While our loan agreements do not contain forbearance rights, we requested a modification to the terms of the loans. Specifically, we requested that for a period of time, shortfalls in debt service payments accrue without penalty and all extension options be deemed granted notwithstanding the existence of any debt service payment accruals. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy.
As of the date of this filing, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for our property level debt. Although we intend to make payments on all of our property level debt in accordance with our respective forbearance agreements, there is no assurance we will be able to maintain compliance with all applicable covenants and requirements. If we fail to make any required payments or breach any covenants, we may trigger an Event of Default under our respective forbearance agreements. In such event, we would seek to negotiate new forbearance agreements. If we were unsuccessful in negotiating such forbearance agreements, the lenders could potentially accelerate payments or foreclose on our assets. A foreclosure may also result in reputational risks with lenders that could make it more difficult, or more costly, to obtain loans in the future.
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

As a result of the impact of the COVID-19 pandemic, our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations under our loan and forbearance agreements and fund our operations depends on many factors and we are unable to estimate future financial performance with certainty.
As a result of the continued suspension of operations at some of our hotels and the severe decline in revenues resulting from the COVID-19 pandemic, beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan agreement. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy.
As previously disclosed on September 24, 2020, the Company signed a forbearance agreement on its mortgage loan on the Capital Hilton and Hilton La Jolla Torrey Pines. The forbearance agreement allows the Company to defer interest on the loan for a period of six months through the September payment date. The forbearance agreement also allows the Company to utilize lender and manager-held reserve accounts, which are included in restricted cash on the Company’s balance sheet, in order to fund operating shortfalls at the hotels.
As of the date of this filing, we have entered into forbearance and other agreements with varying terms and conditions that conditionally waive or defer payment defaults for our property level secured debt. If we fail to make any required payments or breach any covenants, we may trigger an Event of Default under our respective forbearance agreements. In such event, we would seek to negotiate new forbearance agreements. If we are unsuccessful in negotiating such forbearance agreements, the lenders could potentially accelerate payments or foreclose on our assets. A foreclosure may also result in reputational risks with lenders that could make it more difficult, or more costly, to obtain loans in the future.
As of September 30, 2020, the Company maintained unrestricted cash of $88.2 million and restricted cash of $34.7 million. During the three months ended September 30, 2020, we utilized cash, cash equivalents and restricted cash of $21.1 million. Based on certain circumstances, it is possible that the Company could utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside; whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed credit facility loan amendment and forbearance and other agreements our current forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that it has alleviated its doubt about our ability to continue as a going concern. Nonetheless, there can be no assurances that in the future we will be able to timely service our debt, meet other contractual payment obligations or fund our other liquidity needs for any reason, and in such event, we would need to seek additional waivers of or amendments to our contractual obligations for payment, reduce or delay scheduled capital expenditures, sell material assets or seek alternative financing. The occurrence of any of the foregoing could have a material adverse impact on our liquidity, financial conditions and ability to continue as a going concern.
We are dependent on the services provided by our advisor, Ashford Inc., and there is a substantial doubt about our advisor’s ability to continue as a going concern, especially if Ashford Trust, a key client of our advisor, seeks bankruptcy court protection.
We have no employees. Our appointed officers are provided by our advisor, and employees of our advisor perform various services pursuant to the advisory agreement and other agreements that enable us to run our business, including acquisition, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and other corporate management services and functions. Our advisor has publicly disclosed that it had a negative $49.3 million working capital position as of September 30, 2020 and that, as a result of the effect of the COVID-19 pandemic on our advisor’s business and its financial condition, there is a substantial doubt about our advisor’s ability to continue as a going concern. If as a result of our advisor’s financial condition the level or quality of the services our advisor provides were materially to decline, it would impair our business and potentially lead to disputes with our advisor. If our advisor were to suffer certain insolvency events (including by declaring bankruptcy), we would be permitted to terminate our advisory agreement without payment of a termination fee to our advisor, but entering into an advisory arrangement with a replacement advisor would be highly disruptive to our operations and would likely have a material adverse effect on our ability to operate our business.

Additionally, in the event that Ashford Trust seeks bankruptcy court protection, certain contracts between our advisor (or its affiliates) and Ashford Trust could be terminated. Additionally, our advisor could be barred from collecting pre-bankruptcy debts from Ashford Trust. An Ashford Trust bankruptcy might thus result in a significant loss of revenue for our advisor, delay our advisor’s efforts to collect past due balances and could ultimately preclude full collection of these amounts. Our advisor may recover substantially less than the full value of any unsecured claims, including the termination fee due under its advisory agreement with Ashford Trust, in the event of the bankruptcy of Ashford Trust, which would adversely impact our advisor’s financial condition. Such an event would cause significant distraction for our advisor and may result in decreased time and attention afforded to us by our advisor under our advisory agreement. The foregoing would adversely impact our financial condition and we could be required to seek bankruptcy court protection or other alternatives that would potentially result in our stockholders losing some or all of their investment in us.
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
We did not pay dividends on our common stock in the first, second or third quarters of 2020 and do not expect to pay dividends on our common stock for the foreseeable future, and we may not pay dividends on our preferred stock in the future.
We did not pay dividends on our common stock in the first, second or third quarters of 2020 and do not expect to pay dividends on our common stock for the foreseeable future, and we may not pay dividends on our preferred stock in the future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders. Our board of directors decides each quarter whether to pay dividends on our common or preferred stock, based on a variety of factors deemed relevant by our directors, including the current business environment, overall funding levels, other contractual obligations and expected future business conditions. If we continue to fail to pay dividends on our common or preferred stock, the market price of our common or preferred stock will likely be adversely affected and we will (absent paying all accrued by unpaid dividends on our preferred stock by December 31, 2020) no longer be eligible to use the abbreviated and less costly Form S-3 registration statement to register our securities for sale, which would complicate our efforts to raise funds in the future.
We may become no longer eligible to use Form S-3, which would impair our capital raising activities.
Although we have entered into forbearance and other agreements with our lenders, there can be no assurances that we will be able to continue to make all scheduled payments pursuant to the forbearance and other agreements. If we are in default on our debt after December 31, 2020, and such defaults are material to the financial position of the Company we will not be able to use our currently effective Form S-3 to register sales of our securities after we file our Form 10-K for the fiscal period ended December 31, 2020. In addition, we would be restricted from filing new shelf registration statements on Form S-3 or filing a post-effective amendment to an existing Form S-3. We have relied on shelf registration statements on Form S-3 for our financings in recent years, including our “at-the-market” offerings and our Series E Preferred Stock and Series M Preferred Stock offering, and accordingly any such limitations may harm our ability to raise the capital we need. Under these circumstances, if we become ineligible to use our existing Form S-3, we will be required to use a registration statement on Form S-11 to register securities with the SEC, which would hinder our ability to act quickly in raising capital to take advantage of market conditions in our capital raising activities and would increase our cost of raising capital.
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
In June 2020, each of the Ashford Companies received an administrative subpoena from the SEC. The Company’s administrative subpoena requires the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of our board of directors, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies.
The Company and Mr. Monty J. Bennett are responding to the administrative subpoenas. At this point, we are unable to predict what the timing or the outcome of the SEC investigation may be or what, if any, consequences the SEC investigation may have with respect to the Company. However, the SEC investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties or other amounts and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC investigation.
We identified a material weakness in our internal controls over financial reporting that existed for the period ended September 30, 2020. If we fail to properly remediate this material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements or comply with applicable laws and regulations could be impaired and investors could lose confidence in our financial statements.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. As discussed in “Item 4. Controls and Procedures,” we became aware of a deficiency in the operating effectiveness of our controls that led to a misstatement in our consolidated financial statements related to the accounting for troubled debt restructurings. We have corrected the misstatement; however, the lack of proper controls resulted in a material weakness in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 2201.
There can be no assurance that our remedial actions will be sufficient to address this material weakness or that our internal control over financial reporting will not be subject to additional material weaknesses or significant deficiencies in the future. If the remedial actions that we are taking and may take in the future are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, our access to capital markets may be affected, we may be unable to maintain or regain compliance with applicable securities laws and NYSE listing requirements, and we may be subject to regulatory investigations and penalties. Additionally, we may encounter problems or delays in implementing any additional changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common or preferred stock could decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2020, pursuant to this authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	519		$—	(2)	—	$50,000,000
August 1 to August 31	1,391		$—	(2)	—	$50,000,000
September 1 to September 30	1,122	(1)	$2.50	(2)	—	$50,000,000
Total	3,032		$2.50		—
__________________

(1)
Includes 801 shares in September that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.

(2)	There is no cost associated with the forfeiture of 519, 1,391 and 321 restricted shares of our common stock in July, August and September, respectively.
On September 9, 2020, the Company entered into a professional relations and consulting agreement with Acorn Management Partners, L.L.C. for its services and expertise in assisting public companies in strategic business outreach and professional relations services. In addition to cash compensation and in accordance with the agreement, on September 23, 2020, the Company paid the consultant compensation of $50,000 which was paid in restricted shares of the Company’s common stock. The number of shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The number of restricted shares to be issued was determined by dividing $50,000 by the 20 day volume-weighted average price per share of the Company’s common stock ending on the last trading day prior to September 9, 2020. Additional payments will be made in accordance with the terms of the agreement through August 31, 2021. On September 23, 2020, the Company issued 19,841 shares.

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

3.5	Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018)
3.6	Fourth Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2018)
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BRAEMAR HOTELS & RESORTS INC.

Date:	November 9, 2020	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 9, 2020	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer