Form 10-K
period 2020-12-31
Braemar Hotels & Resorts Inc.
filed 2021-03-05
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______    to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑ No
As of June 30, 2020, the aggregate market value of 31,424,007 shares of the registrant’s common stock held by non-affiliates was approximately $89,873,000.
As of March 3, 2021, the registrant had 40,453,693 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2021 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

BRAEMAR HOTELS & RESORTS INC.
YEAR ENDED DECEMBER 31, 2020

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
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the impact of COVID-19 and numerous governmental travel restrictions and other orders on our business, including one or more possible recurrences of COVID-19 cases causing state and local governments to reinstate travel restrictions;
•our business and investment strategy;
•our projected operating results and dividend rates;
•our ability to obtain future financing arrangements or restructure existing indebtedness;
•our understanding of our competition;
•market trends;
•projected capital expenditures;
•anticipated acquisitions or dispositions; and
•the impact of technology on our operations and business.
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•the factors discussed in this Annual Report under the sections entitled “Risk Factors,” “Legal Proceedings,” “ Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
•our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements;
•actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans if we are unable to make debt service payments or satisfy our other obligations under the forbearance agreements;
•general volatility of the capital markets and the market price of our common and preferred stock;
•general business and economic conditions affecting the lodging and travel industry;
•changes in our business or investment strategy;
•availability, terms and deployment of capital;
•unanticipated increases in financing and other costs, including a rise in interest rates;
•changes in our industry and the markets in which we operate, interest rates, or local economic conditions;
•the degree and nature of our competition;
•actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier) and our executive officers and our non-independent director;
•changes in personnel of Ashford LLC or the lack of availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•our ability to implement effective internal controls to address the material weakness identified in this report;
•the timing or outcome of the SEC investigation;
•legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”) and related rules, regulations and interpretations governing the taxation of REITs; and
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
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

PART I
Item 1. Business
Our Company
We are an externally-advised Maryland corporation formed in 2013 that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average RevPAR was $91 for the year ended December 31, 2020. We have elected to be taxed as a REIT under the Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 3, 2021, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated joint venture entity.
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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services, mobile key technology and broker-dealer services. See note 16 to our consolidated financial statements.
As of December 31, 2020, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 597,006 shares of Ashford Inc. common stock, which represented an approximate 20.8% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 3, 2021 would have increased the Bennetts’ ownership interest in Ashford Inc. to approximately 66.9%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of December 31, 2020, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,377,299 common shares of the Company (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 7.9% ownership in the Company.
The negative impact on room demand within our portfolio stemming from the COVID-19 pandemic was significant in 2020. A more detailed discussion of the ongoing impact of COVID-19 on our business is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Active Asset Management Strategy. We rely on Ashford LLC to asset manage the hotel properties in our portfolio, and will rely on Ashford LLC to asset manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Asset management is intended to include actively “managing” the hotel managers and holding them accountable to drive top line and bottom line operating performance. Ashford LLC aims to achieve this goal by benchmarking each asset’s performance compared to similar hotel properties within our portfolio. Ashford LLC also closely monitors all hotel operating expenses, as well as third-party vendor and service contracts. If expense levels are not commensurate with the property revenues, Ashford LLC works with the property manager to implement cost cutting initiatives. Ashford LLC is also very active in evaluating and proposing improved strategies for the sales, marketing and revenue management initiatives of the property manager as well as its ability to drive ancillary hotel revenues (for example, spa, food and beverage, parking, and Internet). In addition to supervising and directing the property manager, Ashford LLC works with the brands and management companies to negotiate favorable franchise agreement and hotel management agreement terms. Ashford LLC also actively participates in brand advisory committee meetings to provide feedback and input on new hotel brand initiatives.
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
Our Hotels
As of March 3, 2021, we own interests in a high-quality, geographically diverse portfolio of thirteen hotel properties located in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands. Our properties have 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are generally located in markets that exhibit strong growth characteristics resulting from multiple demand generators. Eight of the thirteen hotel properties in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Accor Management US Inc. (“Accor”), one is managed by Hyatt Corporation (“Hyatt”) and three hotel properties are managed by Remington Hotels, a subsidiary of Ashford Inc. The material terms of these hotel management agreements are described below in “Certain Agreements—Hotel Management Agreements.” Each of our hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For the year ended December 31, 2020, approximately 85% of the rooms revenue was generated by transient business; approximately 13% was generated by group sales and 2% was generated by contract sales.
The following table sets forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2020:

				Year Ended December 31, 2020
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	37.84%	$175.17	$66.29	$353
Capital Hilton	Washington, D.C.	550	75%	19.15%	197.00	37.73	(5,076)
Marriott Seattle Waterfront	Seattle, WA	361	100%	20.68%	205.12	42.41	(1,733)
The Clancy (3)	San Francisco, CA	410	100%	19.52%	281.66	54.97	(3,695)
The Notary Hotel	Philadelphia, PA	499	100%	24.20%	166.25	40.24	(1,633)
The Ritz-Carlton Lake Tahoe (4)	Truckee, CA	170	100%	43.68%	553.44	241.72	1,867
The Ritz-Carlton Sarasota	Sarasota, FL	266	100%	53.95%	410.53	221.49	11,502
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	27.87%	141.25	39.36	(5,388)
Pier House Resort & Spa	Key West, FL	142	100%	55.41%	425.89	235.99	6,707
Bardessono Hotel and Spa (5)	Yountville, CA	65	100%	40.32%	778.43	313.89	1,018
The Ritz-Carlton St. Thomas	St. Thomas, U.S. Virgin Islands	180	100%	38.85%	665.20	258.43	4,624
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	33.92%	544.68	184.75	4,977
Hotel Yountville	Yountville, CA	80	100%	29.46%	526.17	155.01	(86)
Total / Weighted Average (6)		3,722		30.25%	$327.43	$99.05	$13,437
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
(3)    On October 1, 2020, the Company announced the opening The Clancy (previously known as “Courtyard San Francisco Downtown”).
(4)    The above information, excluding Hotel EBITDA, does not include the operations of ten condominium units not owned by The Ritz-Carlton Lake Tahoe.
(5)    Subject to a ground lease that initially expires in 2065. The ground lease contains two 25-year extension options, at our election.
(6)    Calculated on a portfolio basis for the thirteen hotel properties in our portfolio as of December 31, 2020.
Hilton La Jolla Torrey Pines, La Jolla, CA
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2067. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1989 and is comprised of 394 guest rooms, including 232 king rooms, 152 queen/queen rooms and 10 suites. Approximately $30.1 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which included lobby, restaurant, meeting space and room renovations.
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
Location and Access. The hotel is located near the Pacific Ocean in a secluded area of the famous Torrey Pines Golf Course. The hotel is approximately 17 miles from the San Diego International Airport—Lindbergh Field.
Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	394	394	394	394	394
Occupancy	37.8%	83.1%	85.3%	83.7%	83.8%
ADR	$175.17	$216.18	$214.34	$205.19	$194.93
RevPAR	$66.29	$179.56	$182.91	$171.64	$163.41
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$15,389	$46,973	$46,471
Rooms Revenue	9,559	25,822	26,304
Hotel EBITDA(1)	353	15,695	15,468
EBITDA Margin (1)	2.3%	33.4%	33.3%
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
Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in the Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 550 guest rooms, including 283 king rooms, 94 queen/queen rooms, 90 double/double rooms, 81 single queen rooms and two parlor suites. Approximately $65.1 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting space, lobby and restaurant.
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

Operating History. The following table shows certain historical information regarding the Capital Hilton since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	550	550	550	550	550
Occupancy	19.2%	83.0%	83.5%	88.6%	88.6%
ADR	$197.00	$232.62	$233.73	$237.87	$230.69
RevPAR	$37.73	$192.95	$195.22	$210.83	$204.36
Selected Financial Information. The following tables show certain selected financial information regarding the Capital Hilton since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$12,718	$57,285	$55,081
Rooms Revenue	7,595	38,735	39,191
Hotel EBITDA(1)	(5,076)	14,141	13,748
EBITDA Margin (1)	(39.9)%	24.7%	25.0%
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
Marriott Seattle Waterfront, Seattle, WA
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Marriott Seattle Waterfront. The hotel opened in 2003 and is comprised of 348 guest rooms and 13 suites, including 204 king rooms, 155 double/double rooms and two murphy beds. About half of the hotel’s guest rooms have water views overlooking Elliott Bay with the remaining guest rooms having partial water views. Approximately $14.0 million has been spent on capital expenditures since the acquisition of the hotel in 2007. Capital improvements for 2017 included the relocation of the M Club from the eighth floor to the lobby level, which recaptured three guest rooms. A model room was recently completed in anticipation of a rooms renovation which is expected to occur in 2022.
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
•    Food and Beverage: The Marriott Seattle Waterfront hosts (i) Hook and Plow, a full-service restaurant with 192 seats; (ii) Lobby Bar/Library with 120 seats; and (iii) the “Market” offering snacks, drinks and sundry items.
•     Other Amenities: The hotel has a fitness center, indoor/outdoor connected pool, business center, guest laundry facilities, valet parking and three electric vehicle charging stations.
Location and Access. The hotel is conveniently located on the Seattle waterfront, just off of the Alaskan Way S. exit from Highway 99 N. The hotel is approximately 13 miles from the Seattle/Tacoma International Airport.

Operating History. The following table shows certain historical information regarding the Marriott Seattle Waterfront since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	361	361	361	361	358
Occupancy	20.7%	83.2%	84.8%	88.0%	83.1%
ADR	$205.12	$266.62	$283.59	$272.19	$264.10
RevPAR	$42.41	$221.87	$240.49	$239.50	$219.40
Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Seattle Waterfront since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$7,021	$37,497	$39,891
Rooms Revenue	5,604	29,235	31,688
Hotel EBITDA (1)	(1,733)	14,250	15,885
EBITDA Margin (1)	(24.7)%	38.0%	39.8%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Clancy, San Francisco, CA
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in The Clancy. The hotel opened in 2001 and is comprised of 410 guest rooms, including 196 king rooms, 184 queen/queen rooms and 30 suites. Approximately $73.4 million has been spent on capital expenditures since the acquisition of the hotel in 2007, which included a restaurant renovation, a guest room soft goods renovation and a meeting space renovation. In early 2017, the hotel began an extensive custom designed guest room renovation. As part of this renovation we increased the room count from 405 to 410 rooms utilizing former conference suites. The new guest rooms reflect the hotel’s ideal location in the new and evolving SoMa district. Bold vibrant colors with calming grey undertones mimic the stunning visual beauty expressed in the iconic city of San Francisco. Innovative smart technology combined with comfort and luxury to provide travelers with an intriguing and unique experience.
On November 1, 2017, we announced plans to convert the Courtyard San Francisco Downtown into a full service hotel within Marriott’s Autograph Collection®. The conversion included a complete redesign of the lobby, front desk, food and beverage outlets, public areas and façade. Additional amenities and accessories were added to the guest rooms to make them more commensurate with an upper upscale brand. The reimaged public space and modern guest rooms elevate The Clancy within the upper upscale market. On October 1, 2020, we announced the opening of The Clancy.
The hotel is located conveniently downtown in the heart of the SoMa district of San Francisco. The hotel is located near numerous high tech businesses and attractions, including the Moscone Convention Center, Transbay Transit Center, Oracle Park, Union Square and the Metreon Complex.
Additional property highlights include:
•    Meeting Space: Approximately 8,700 square feet of indoor meeting space and nearly 1,000 square feet of private outdoor reception areas.
•    Food and Beverage: The transformed food and beverage outlets at The Clancy includes completely reconfigured outlets. The Seven Square Tap Room, open for breakfast, lunch and dinner has 118 seats. The dining area seats 78. The Bar and Lounge area of Seven Square seats six at the bar and 34 in the lounge. The Lobby Lounge is configured with a bar, couches, small tables and a community table, seating a total of 43 guests including 10 at the bar, 10 at the community table and 23 in various other seating configurations. The Radiator Coffee Salon, open for breakfast and light lunches seats 35 patrons at tables and stadium style seating. An exterior sales window allows the outlet to capture business from local residents and office commuters. Two exterior venues are available for both group and transient guests: the original outdoor courtyard, renamed Block 9 and a completely new space, the Parklet. Block 9 includes a fire pit and has been redesigned to be flexible enough to offer overflow seating for the lobby lounge and for private receptions. Total seating in Block 9 encompasses 56 seats in lounge, table and stadium seating configurations. The Parklet is completely covered and can be used for small receptions and outdoor seating.
•    Other Amenities: The hotel has a fully equipped fitness center with plans to expand this area. SOMA Mercantile, a gift shop of approximately 100 square feet contains food and retail items unique to San Francisco, along with national brand favorites. Valet parking is available in a two level subterranean garage.
•Original Art: During the conversion process, we commissioned two new outdoor murals, located in Block 9 and the Parklet and two sculptures, one located on a lobby wall and one on the exterior of the building. The hotel’s original art piece, a globe representing San Francisco’s unique position as a world class city, was moved from Block 9 to a prominent position in the Parklet.
Location and Access. The hotel is located in downtown San Francisco and is easily accessible from Interstate 80 and US 101. The hotel is approximately 14 miles from the San Francisco International Airport.
Operating History. The following table shows certain historical information regarding The Clancy since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	410	410	410	408	405
Occupancy	19.5%	90.0%	86.7%	79.9%	89.6%
ADR	$281.66	$301.30	$285.70	$270.38	$273.07
RevPAR	$54.97	$271.14	$247.58	$216.12	$244.54
Selected Financial Information. The following tables show certain selected financial information regarding The Clancy since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$9,622	$44,167	$41,933
Rooms Revenue	8,249	40,576	37,032
EBITDA Margin (1)	(3,695)	14,248	13,834
EBITDA Margin (1)	(38.4)%	32.3%	33.0%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Notary Hotel, Philadelphia, PA
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in The Notary Hotel. The hotel opened in 1999 and is comprised of 499 guest rooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two Parlor Suites. Approximately $56.6 million has been spent on capital expenditures since the acquisition of the hotel in 2007.
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
The property joined Marriott’s Autograph Collection® Hotels, a diverse portfolio of independent hotels around the world that reflect unique vision, design and environments. It is located in the center of Philadelphia’s downtown business district, across from City Hall and one block from the Philadelphia Convention Center. The hotel is also conveniently located next to the historical district, the Reading Terminal Market, the University of Pennsylvania and Independence Hall.

Additional property highlights include:
•    Meeting Space: Approximately 10,000 square feet of meeting space throughout 12 event rooms.
•    Food and Beverage: The Notary Hotel hosts (i) Sabroso+Sorbo, an exciting restaurant with Latin-inspired fare and specialty cocktails and (ii) La Colombe®, the hotel’s popular onsite coffee outlet featuring grab-and-go sandwiches, appetizing snacks, fresh salads and delectable pastries.
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
Operating History. The following table shows certain historical information regarding The Notary Hotel since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	499	499	499	499	499
Occupancy	24.2%	72.2%	82.9%	81.8%	81.8%
ADR	$166.25	$197.97	$186.10	$176.71	$182.46
RevPAR	$40.24	$142.84	$154.32	$144.60	$149.26
Selected Financial Information. The following tables show certain selected financial information regarding The Notary Hotel since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$9,000	$31,887	$34,983
Rooms Revenue	7,349	26,016	28,107
Hotel EBITDA(1)	(1,633)	9,850	14,038
EBITDA Margin (1)	(18.1)%	30.9%	40.1%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Sofitel Chicago Magnificent Mile, Chicago, IL
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guest rooms, including 63 suites. Approximately $18.1 million has been spent on capital expenditures at the hotel since the acquisition of the hotel in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guest room and corridor renovation began in the fourth quarter of 2017 and was completed in the second quarter of 2018.
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
Additional property highlights include:
•Meeting Space: Approximately 12,500 square feet of conference space.
•Food and Beverage: The Sofitel Chicago Magnificent Mile includes (i) the Café des Architectes, an 82 seat contemporary, Michelin Guide recommended restaurant featuring modern French cuisine; (ii) Le Bar, a 45 seat modern cocktail lounge; (iii) La Tarrasse, a 40 seat outdoor patio and lounge serving the cuisine of Café des Architectes; and (iv) Cigale, a restaurant space featuring an exhibition kitchen and frontage on Wabash Avenue overlooking Connors Park (currently utilized only for event space).
•Other Amenities: The hotel has a fitness center, a business center and valet parking.

Location and Access. The hotel is located one block west of Chicago’s Magnificent Mile on a 0.6 acre parcel in an area of Chicago known as the Gold Coast. The hotel has easy access to the Chicago “L” train and is located approximately 18 miles from O’Hare International Airport and 13 miles from Midway International Airport.
Operating History. The following table shows certain historical information regarding the Sofitel Chicago Magnificent Mile since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	415	415	415	415	415
Occupancy	27.9%	82.4%	79.2%	80.9%	82.4%
ADR	$141.25	$203.34	$216.11	$202.66	$215.89
RevPAR	$39.36	$167.46	$171.04	$164.00	$177.93
Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Magnificent Mile since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$7,882	$34,770	$35,398
Rooms Revenue	5,979	25,366	25,909
Hotel EBITDA(1)	(5,388)	7,169	7,663
Hotel EBITDA Margin(1)	(68.4)%	20.6%	21.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Pier House Resort & Spa, Key West, FL
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort & Spa from Ashford Trust pursuant to an option agreement that we entered into in connection with our spin-off from Ashford Trust. The hotel opened in 1968 and is comprised of 142 guest rooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $14.8 million has been spent on capital expenditures since the acquisition of the hotel in May 2013, which included spa, fitness center and guest rooms refresh renovations.
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
•    Food and Beverage: The Pier House Resort & Spa provides an al fresco beach bar, the 152 seat One Duval Restaurant as well as the 18 seat Chart Room.
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

Operating History. The following table shows certain historical information regarding the Pier House Resort & Spa since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	142	142	142	142	142
Occupancy	55.4%	82.1%	81.0%	77.1%	87.9%
ADR	$425.89	$451.84	$431.67	$430.59	$410.79
RevPAR	$235.99	$371.12	$349.64	$331.87	$361.08
Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort & Spa since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$15,753	$25,056	$23,609
Rooms Revenue	12,265	19,235	18,122
Hotel EBITDA(1)	6,707	11,700	10,907
EBITDA Margin (1)	42.6%	46.7%	46.2%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Bardessono Hotel and Spa, Yountville, CA
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel and Spa in Yountville, California, which is subject to a ground lease that initially expires in 2065, with two 25-year extension options. The Bardessono Hotel and Spa was built in 2009 and has 65 luxurious rooms and suites. Built and operated with a primary focus on green practices, the hotel is one of two LEED Platinum certified hotels in California and one of five LEED Platinum certified hotels in the U.S. In 2016 the meeting space was renovated. In 2019 we completed construction of a 3,705 square foot Maple Grove Villa, which consists of three large suites, each of which boasts a distinctive great room, stately king bedroom, spa bathroom, courtyard and plunge pool. Approximately $9.2 million has been spent on capital expenditures since the acquisition of the hotel in July 2015.
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
•    Food and Beverage: The Bardessono Hotel and Spa offers the acclaimed 84 seat Lucy restaurant and bar.
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

Operating History. The following table shows certain historical information regarding the Bardessono Hotel and Spa since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	65	65	62	62	62
Occupancy	40.3%	75.1%	76.8%	77.0%	84.4%
ADR	$778.43	$792.41	$796.93	$770.19	$733.66
RevPAR	$313.89	$595.19	$611.84	$592.77	$619.02
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel and Spa since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$9,921	$19,060	$19,693
Rooms Revenue	7,467	13,633	13,846
Hotel EBITDA (1)	1,018	5,610	6,464
EBITDA Margin (1)	10.3%	29.4%	32.8%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in The Ritz-Carlton St. Thomas on the island of St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites all featuring a spacious private balcony with ocean or resort views. Approximately $109.7 million has been spent on capital expenditures since the acquisition of the hotel in December 2015. Capital investment has recently been focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma. The hotel operated as a 59 room Marriott-affiliated non-branded hotel for the majority of 2019 and re-opened as a full service Ritz-Carlton resort in late November 2019.
Additional property highlights include:
•    Meeting Space: The property has more than 10,000 square feet of indoor and outdoor meeting and function space offering stunning views of Great Bay and neighboring St. John.
•    Food and Beverage: The property features (i) the 163 seat Bleuwater Restaurant; (ii) Alloro, a 100 seat Italian restaurant; (iii) Sails, a 155 seat beachside restaurant and bar; (iv) Coconut Cove, a second beachside 118 seat restaurant, on the grounds of the adjacent Ritz-Carlton Destination Club. A new fresh service market, Southwind, opened in 2020, serving coffee, sandwiches, ice cream and other light fare.
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

Operating History. The following table shows certain historical information regarding The Ritz-Carlton St. Thomas since 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Rooms	180	180	180	180	180
Occupancy	38.9%	48.6%	79.2%	79.9%	78.5%
ADR	$665.20	$616.91	$283.22	$553.27	$537.75
RevPAR	$258.43	$299.87	$224.31	$442.26	$421.90
Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton St. Thomas since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$31,595	$26,122	$21,634
Rooms Revenue	16,771	3,295	6,604
Hotel EBITDA (1)	4,624	11,399	10,291
EBITDA Margin (1)	14.6%	43.6%	47.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Park Hyatt Beaver Creek Resort & Spa, Beaver Creek, CO
On March 31, 2017, we acquired a 100% interest in the 190-room Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado. Located in the heart of Beaver Creek Village, approximately 100 miles west of Denver, it is located in one of the most exclusive resort destinations in North America. The Park Hyatt Beaver Creek Resort & Spa is an integral part of the Beaver Creek Village as the only full service hotel with direct ski in/ski out access. The Park Hyatt Beaver Creek Resort & Spa was built in 1989 and has 190 luxurious and spacious rooms, including 81 king rooms, 66 double/double rooms, 20 double/queen rooms, one suite parlor and 22 suites. The hotel underwent a full lobby renovation in 2019, which included a new lobby bar and the addition of an epicurean market. Approximately $10.1 million has been spent on capital expenditures since the acquisition of the hotel in March 2017.
Additional property highlights include:
•    Meeting Space: The property has over 20,000 square feet of flexible indoor and outdoor event space and is home to the largest ballroom in Vail Valley.
•    Food and Beverage: The property has five food and beverage outlets, including the world-class 8100 Mountainside Bar & Grill, the Brass Bear Bar, the Café, the Fall Line epicurean market and Powder 8 Kitchen & Tap, serving the Beaver Creek community and hotel guests during the ski season.
•    Other Amenities: The resort offers an array of amenities, including the award-winning 30,000 square foot Exhale Spa, a heated outdoor pool and five outdoor hot tubs beneath a mountain waterfall, 24-hour state-of-the-art fitness club, ski valet service, outdoor fire pits and guest access to two private championship golf courses and the Beaver Creek Tennis Center. The Property also features over 18,800 square feet of fully leased, highly visible retail space in the heart of Beaver Creek.
Location and Access. Located in the heart of Beaver Creek Village, Colorado, the Park Hyatt Beaver Creek Resort & Spa is positioned as the leading resort in one of North America’s most renowned luxury resort destinations. Beyond the world-class hotel, guests have easy access to Beaver Creek’s famous amenities, including exceptional dining and luxury boutique shopping, the 535-seat Vilar Performing Arts Center where festivals and large event are held and an outdoor ice skating rink. While the Vail Valley is home to some of the top ski areas in the world and is a well-known winter destination, it has become very popular as a summer destination due to its proximity to diverse leisure activities, including hiking, biking, horseback riding, white water rafting, fishing, golfing, and festivals.

Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek Resort & Spa since 2016:

	Year Ended December 31,			Year Ended December 31, 2017 (combined)	Period from March 31, 2017 through December 31, 2017	Period from January 1, 2017 through March 30, 2017	Year Ended December 31, 2016
	2020	2019	2018
Rooms	190	190	190	190	190	190	190
Occupancy	33.9%	59.1%	61.7%	61.3%	53.9%	83.7%	62.0%
ADR	$544.68	$444.54	$428.59	$441.98	$310.52	$700.74	$435.33
RevPAR	$184.75	$262.57	$264.59	$270.90	$167.51	$586.82	$270.02
Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek Resort & Spa since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$25,554	$40,688	$40,292
Rooms Revenue	12,847	18,209	18,349
Hotel EBITDA(1)	4,977	10,142	9,238
EBITDA Margin (1)	19.5%	24.9%	22.9%
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
Hotel Yountville, Yountville, CA
On May 11, 2017, we acquired a 100% interest in the 80-room Hotel Yountville in Yountville, California. The Hotel Yountville was originally built in 1998 and, in 2011, underwent an extensive expansion and renovation that upgraded all guest rooms, adding 29 new guest rooms, and added a restaurant, spa, meeting and event space, an outdoor pool, and lounge patio. Currently, the property has 80 luxury rooms consisting of 62 king rooms, eight double/queen rooms and 10 suites. We are in the early stages of planning a rooms renovation which is expected to occur in 2021. Approximately $2.2 million has been spent on capital expenditures since the acquisition of the hotel in May 2017.
Additional property highlights include:
•    Meeting Space: The property has approximately 1,200 square feet of indoor and 1,500 square feet of outdoor meeting space.
•    Food and Beverage: The property has the acclaimed 46-seat Heritage Oak restaurant and bar, in-room dining service and complimentary wine tastings.
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
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2016:

	Year Ended December 31,			Year Ended December 31, 2017 (combined)	Period from May 11, 2017 through December 31, 2017	Period from January 1, 2017 through May 10, 2017	Year Ended December 31, 2016
	2020	2019	2018
Rooms	80	80	80	80	80	80	80
Occupancy	29.5%	73.9%	74.7%	73.1%	71.8%	75.5%	86.4%
ADR	$526.17	$558.52	$558.38	$543.95	$603.21	$442.11	$541.31
RevPAR	$155.01	$412.82	$417.08	$397.69	$433.00	$333.88	$467.82
Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Total Revenue	$5,751	$15,305	$15,570
Rooms Revenue	4,539	12,054	12,179
Hotel EBITDA (1)	(86)	6,202	6,418
EBITDA Margin (1)	(1.5)%	40.5%	41.2%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from May 11, 2017 through December 31, 2017, represent the operating results since the acquisition of the hotel on May 11, 2017. The hotel operating results for the period from January 1, 2017 through May 10, 2017 and for the year ended December 31, 2016 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended September 30, 2016 were audited and as of and for the three months ended December 31, 2016 were reviewed and included in an amendment to our Current Report on Form 8-K filed on July 17, 2017. No financial statements were prepared, audited or reviewed for the period from January 1, 2017 through May 10, 2017.
The Ritz-Carlton, Sarasota, FL
On April 4, 2018, we acquired a 100% interest in the 266-room Ritz-Carlton Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Approximately $8.4 million has been spent on capital expenditures since the acquisition of the hotel in April 2018.
The Ritz-Carlton Sarasota was built in 2001 and has 266 luxurious and spacious rooms, including 31 suites. The resort also offers an array of amenities, including a 26,000 square foot Beach Club with 410 feet of beachfront, a private, luxury Tom Fazio designed Golf Club, the award-winning 15,000 square foot Ritz-Carlton Spa, eight food and beverage outlets, including the acclaimed Jack Dusty waterfront restaurant, 29,000 square feet of flexible indoor meeting space, two outdoor pools, 24-hour state-of-the-art fitness club and lighted tennis courts.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Sarasota since 2017:

	Year Ended December 31,		Year Ended December 31, 2018 (combined)	Period from April 4, 2018 through December 31, 2018	Period from January 1, 2018 through April 3, 2018	Year Ended December 31, 2017
	2020	2019
Rooms	266	266	266	266	266	266
Occupancy	54.0%	73.4%	73.4%	71.5%	78.9%	78.1%
ADR	$410.53	$391.92	$375.23	$334.02	$484.46	$364.04
RevPAR	$221.49	$287.68	$275.25	$238.74	$382.06	$284.38
Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Sarasota since 2018 (dollars in thousands):

	Year Ended December 31,		Year Ended December 31, 2018 (combined)	Period from April 4, 2018 through December 31, 2018	Period from January 1, 2018 through April 3, 2018
	2020	2019
Total Revenue	$49,531	$65,524	$62,305	$42,232	$20,073
Rooms Revenue	21,564	27,931	26,724	17,273	9,451
Hotel EBITDA (1)	11,502	13,626	12,709	7,142	5,567
EBITDA Margin (1)	23.2%	20.8%	20.4%	16.9%	27.7%
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
The Ritz-Carlton, Lake Tahoe, CA
On January 15, 2019, we acquired a 100% interest in the 170-room Ritz-Carlton Lake Tahoe located in Truckee, California for $120.0 million. Approximately $2.8 million has been spent on capital expenditures since the acquisition of the hotel in January 2019.
The Ritz-Carlton Lake Tahoe was built in 2009 and has 170 luxurious and spacious rooms, including 17 suites. The resort also offers an array of amenities, including ski-in/ski-out access to Northstar Ski Mountain, an ultra-luxury Lake Club on the shore of Lake Tahoe, a 17,000 square foot full-service spa, six food and beverage outlets, including the acclaimed Manzanita restaurant, over 37,000 square feet of flexible indoor/outdoor meeting space, two outdoor pools, state-of-the-art fitness club and yoga studio, and the Ritz Kids Club.
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
Location and Access. Located in the North Lake Tahoe area, the property is situated mid-mountain at the Northstar Ski Area. With its premier location, luxury brand affiliation and world-class amenities, The Ritz-Carlton Lake Tahoe is positioned as the leading resort in one of the country’s most popular tourist destinations. North Lake Tahoe, located approximately 45 minutes from Reno, Nevada and two hours from Sacramento, is a popular and growing upscale, year-round tourist destination. Beyond the first-class hotel experience, guests have easy access to the Lake Tahoe area’s many amenities and activities, including world-class skiing and winter sports, boating, fishing, hiking, golfing, as well as exceptional dining and shops.
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Lake Tahoe since 2018:

	Year Ended December 31, 2020	Year Ended December 31, 2019 (combined)	Period from January 15, 2019 through December 31, 2019	Period from January 1, 2019 through January 14, 2019	Year Ended December 31, 2018 (unaudited)
Rooms	170	170	170	170	170
Occupancy	43.7%	67.8%	67.4%	77.5%	66.6%
ADR	$553.44	$572.58	$556.11	$931.53	$512.66
RevPAR	$241.72	$388.09	$374.76	$722.13	$341.64
__________________
The above information does not include the operations of ten condominium units not owned by The Ritz-Carlton Lake Tahoe.
Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Lake Tahoe since 2018 (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019 (combined)	Period from January 15, 2019 through December 31, 2019	Period from January 1, 2019 through January 14, 2019	Year Ended December 31, 2018 (unaudited)
Total Revenue	$27,237	$46,172	$43,274	$2,898	$40,434
Rooms Revenue (1)	15,040	24,081	22,362	1,719	21,199
Hotel EBITDA (2)	1,867	9,007	8,175	832	8,021
EBITDA Margin (2)	6.9%	19.5%	18.9%	28.7%	19.8%
__________________
(1) Rooms revenue does not include the operations of ten condominium units not owned by The Ritz-Carlton Lake Tahoe.
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
Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our hotel properties prior to our spin-off from Ashford Trust and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies and Remington Hotels to attempt to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties on a daily basis and holds frequent ownership meetings with personnel at the hotel properties and key executives with the brands and management companies. The asset management team works closely with our third-party hotel management companies and Remington Hotels on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotel properties, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our hotel management companies’ stated standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”
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
Third-Party Agreements
Hotel Management Agreements. Ten of our hotel properties are operated pursuant to a hotel management agreement with one of four brand hotel management companies and three of our hotel properties are operated pursuant to a hotel management agreement with Remington Hotels, a hotel management company acquired by Ashford Inc. on November 6, 2019, from Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc., and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. None of our hotel properties operate under franchise agreements. The hotel management agreements with Marriott (or its affiliates), Hilton (or its affiliates), Hyatt or Accor allow ten of our hotel properties to operate under the Marriott, Autograph Collection, The Ritz-Carlton, Hilton, Park Hyatt or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements and licenses, including, among others, the use of the Marriott, Hilton, Hyatt or Accor, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott (or its affiliates), Hilton (or its affiliates), Hyatt (or its affiliates) or Accor (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager which grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Licensing Agreement. The Ritz-Carlton St. Thomas is subject to a License and Royalty Agreement (the “Royalty Agreement”) which allows us to use The Ritz-Carlton brand for 50 years, subject to automatic renewal for two 10-year periods, unless the brand management company notifies us of election not to renew at least one year before the end of the initial term or the then-current renewal term. The Royalty Agreement is coterminous with the management agreement. In connection with our ability to use The Ritz-Carlton brand, we are obligated to pay a royalty fee of 2.6% of gross revenues and an incentive royalty of 20% of operating profit in excess of owner’s priority.
Our Financing Strategy
As of December 31, 2020, our indebtedness was approximately $1.1 billion, with a weighted average interest rate of 2.53% per annum. As of December 31, 2020, 100.0% of our debt is variable rate debt with a weighted average interest rate of LIBOR plus 2.44%. We intend to continue to use variable-rate debt or a mix of fixed and variable-rate debt as we see fit, and we may, if appropriate, enter into interest rate hedges.
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
We may utilize Lismore Capital II LLC (“Lismore”), a subsidiary of Ashford Inc. and its affiliates, to provide debt placement and related services, which otherwise would be provided by third parties, for debt financings. The services provided by Lismore include access to their deep industry contacts to achieve competitive terms in the market, due diligence support and assistance in completing the financing transaction.
We may use the proceeds from any borrowings for working capital, consistent with industry practice, to:
•purchase interests in partnerships or joint ventures;
•finance the origination or purchase of debt investments; or
•finance acquisitions, expand, redevelop or improve existing properties, or develop new properties or other uses.
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
We may terminate the advisory agreement at any time, including during the 10-year initial term, without the payment of a termination fee under the following circumstances:
•immediately upon providing written notice to Ashford LLC, following its conviction (including a plea or nolo contendere) of a felony;
•immediately upon providing written notice to Ashford LLC, if it commits an act of fraud against us, misappropriates our funds or acts in a manner constituting willful misconduct, gross negligence or reckless disregard in the performance of its material duties under the advisory agreement (including a failure to act); provided, however, that if any such actions or omissions are caused by an employee and/or an officer of Ashford LLC (or an affiliate of Ashford LLC) and Ashford LLC takes all reasonable necessary and appropriate action against such person and cures the damage caused by such actions or omissions within 45 days of Ashford LLC’s actual knowledge of its commission or omission, we will not have the right to terminate the advisory agreement;
•immediately, upon the commencement of an action for dissolution of our advisor; or
•(i) upon the entry by a court of competent jurisdiction of a final non-appealable order awarding monetary damages to us based on a finding that our advisor committed a material breach or default of a material term, condition, obligation or covenant of the advisory agreement, which breach or default had a material adverse effect on us, but only where our advisor fails to pay the monetary damages in full within 60 days of the date when the monetary judgment becomes final and non-appealable; provided, however, that if our advisor notified us that our advisor is unable to pay any judgment for monetary damages in full within 60 days of when the judgment becomes final and non-appealable, we may not terminate the advisory agreement if, within the 60-day period, our advisor delivers a promissory note to us having a principal amount equal to the unpaid balance of the judgment and bearing interest at 8.00% per annum, which note shall mature on the 12 month anniversary of the date that the judgment becomes final and non-appealable; and (ii) upon no less than 60 days’ written notice to our advisor, prior to initiating any proceeding claiming a material breach or default by our advisor, of the nature of the default or breach and providing our advisor with an opportunity to cure the default or breach, or if the default or breach is not reasonably susceptible to cure within 60 days, an additional cure period as is reasonably necessary to cure the default or breach so long as our advisor is diligently and in good faith pursuing the cure.
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
The minimum base fee for Braemar for each month will be equal to the greater of:
▪90% of the base fee paid for the same month in the prior year; and
▪1/12th of the “G&A Ratio” multiplied by the total market capitalization of Braemar.
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

Relationship with the Advisor. Ashford LLC is a subsidiary of Ashford Inc. and advises us and Ashford Trust. Ashford LLC, its equity holders and employees are permitted to have other advisory clients, which may include other REITs operating in the real estate industry. If we materially revise our initial investment guidelines without the express written consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and other entities it advises, taking into account such factors as it deems relevant, in its discretion, subject to any then-existing obligations of Ashford LLC to such other entities. We have agreed that we will not revise our initial investment guidelines to be directly competitive with the investment guidelines of Ashford Trust as of November 19, 2013. The advisory agreement gives us the right to equitable treatment with respect to other clients of Ashford LLC, but does not give us the right to preferential treatment, except that Ashford LLC and Ashford Trust have agreed that, so long as we have not materially changed our initial investment guidelines without the express consent of Ashford LLC, any individual hotel investment opportunities that satisfy our investment focus will be presented to our board of directors, who will have up to 10 business days to accept such opportunity prior to it being available to Ashford Trust or any other entity advised by Ashford LLC.
To minimize conflict between us and Ashford Trust, the advisory agreement requires us to designate an investment focus by targeted RevPAR, segments, markets and other factors or financial metrics. After consultation with Ashford LLC, we may modify or supplement our investment guidelines from time to time by giving written notice to Ashford LLC; however, if we materially change our investment guidelines without the express consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and Ashford Trust, taking into account such factors as it deems relevant, in its discretion, subject to any then-existing obligations of Ashford LLC to other entities. In the advisory agreement, we declared our initial investment guidelines to be hotel real estate assets primarily consisting of equity or ownership interests, as well as debt investments when such debt is acquired with the intent of obtaining an equity or ownership interest, in:
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
Under the ERFP Agreement, Ashford LLC agreed to provide $50 million to us in connection with our acquisition of additional hotels recommended by Ashford LLC, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the ERFP Agreement, Ashford LLC is obligated to provide us with 10% of the acquired hotel’s purchase price in exchange for FF&E at our properties, which is subsequently leased by Ashford LLC to our TRSs on a rent-free basis. As a result of The Ritz-Carlton Lake Tahoe acquisition, we received $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that is leased to us by Ashford LLC rent free.
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
Term. The initial term of the ERFP Agreement is two (2) years (the “Initial Term”), which began on January 19, 2019. At the end of the Initial Term, the ERFP Agreement automatically renewed for one year and will automatically renew for successive one (1) year periods (each such period a “Renewal Term”) unless either we or Ashford Inc., as applicable, provides written notice to the other at least sixty (60) days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. The ERFP Agreement may be terminated by us in the event we have a right to terminate the advisory agreement or by Ashford Inc. in the event that it is entitled to transfer cash owned by us but controlled by our advisor to the Termination Fee Escrow Account (as defined in the advisory agreement). The amendments to the advisory agreement set forth in the ERFP Agreement will continue in force notwithstanding any termination of the ERFP Agreement.
\Hotel Management Agreements
General
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for The Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged hotel managers to manage our hotel properties. Each of our hotel properties other than the Pier House Resort & Spa, the Bardessono Hotel and Spa and Hotel Yountville (which are operated by Remington Hotels) are operated pursuant to a hotel management agreement with one of four independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, Inc. or its affiliates, Ritz-Carlton (Virgin Islands), Inc. and The Ritz-Carlton Hotel Company, L.L.C., (3) Accor and (4) Hyatt. The Ritz-Carlton is a registered trademark of The Ritz-Carlton Hotel Company, L.L.C. an affiliate of Marriott and Sofitel is a registered trademark of affiliates of Accor.
The terms of each of the hotel management agreements, as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	Three 10-year options
Capital Hilton	12/17/2003	12/31/2023	Three 10-year options
Marriott Seattle Waterfront	5/23/2003	12/31/2028	Five 10-year options
The Clancy	10/1/2020	12/31/2027	Five 5-year options
The Notary Hotel	7/16/2019	12/31/2041	Two 10-year options
The Ritz-Carlton Sarasota	1/1/2015	12/31/2030	Two 10-year options
Sofitel Chicago Magnificent Mile	3/30/2006	12/31/2030	Three 10-year options
Pier House Resort & Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
Bardessono Hotel and Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	Two 10-year options
Park Hyatt Beaver Creek Resort & Spa	12/11/1987	12/31/2029	One 10-year option
Hotel Yountville	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton Lake Tahoe	3/28/2006	12/31/2034	Two 10-year options
Each hotel management company receives a base management fee (expressed as a percentage of gross revenues) ranging from 2.5%–5.0%, as well as an incentive management fee calculated as a percentage of hotel operating income, in certain cases after funding of certain requirements, including the capital renewal reserve, and in certain cases after we have received a priority return on our investment in the hotel (referred to as the owner’s priority), as summarized in the chart below:

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$117,465,746

Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$139,691,230

Marriott Seattle Waterfront(3)	2.5%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,133,000 plus 10.75% of owner- funded capital expenses, and 50% of the operating profit in excess of such sum	$89,732,178

The Clancy	5%
50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority up to the Spread Threshold of $3,000,000, reduced to 25% for Operating Profit exceeding the Spread Threshold.
			System wide contribution to the marketing fund (1.5% of gross room sales)	$12,279,659, plus 11.5% of owner funded capital expenses	Not applicable

The Notary Hotel	4%	20% of the excess of operating profit over owner’s priority	System wide contribution to the marketing fund (1.5% of gross room sales).	2019: $7,021,388
				Thereafter: $8,938,867 Plus 10.25% of owner-funded capital expenditures after the effective date, the amount of reserve shortfalls funded by Owner after the effective date, and the amount of owner-funded capital expenditures spent for completion of the conversion of the hotel to The Notary Hotel, up to $18,000,000	Not applicable

Sofitel Chicago Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	Not applicable	Not applicable

Pier House Resort & Spa	Greater of $14,288.17 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Bardessono Hotel and Spa	Greater of $14,288.17 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
The Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over Owner’s Priority for such Fiscal Year	1.0% of gross revenues	$8,000,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures (4)	Not applicable

Park Hyatt Beaver Creek Resort & Spa	Greater of 3.0% or $2,035,009 (increased annually by lesser of CPI or 8% of prior year management fee)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $14,288.17 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton Sarasota	3%	20% of Available cash flow defined as Net Operating Income minus the Owner’s Priority	1% of gross hotel revenues for each fiscal year, excluding member dues, initiation, or joining fees or deposits of Club members	$7,465,000 plus 10.25% of the amount of Owner-Funded Capital Expenditures	Not applicable

The Ritz-Carlton Lake Tahoe	3%
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
(3)    The Management fee at this hotel was subject to a temporary reduction with the opening of a new Marriott branded hotel. The management fee returns to 3.0% in 2021.
(4)    In addition, dollar amounts no greater than $19,000,000 in the aggregate that are funded by Owner for Renovation projects will be treated as Owner-Funded Capital Expenditures and give a one-time adjustment to Owner’s Priority for 13% of the amounts.
The hotel management agreements allow each hotel to operate under the Marriott, The Ritz-Carlton, Hilton, Sofitel or Park Hyatt brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of the Marriott, The Ritz-Carlton, Hilton, Sofitel or Hyatt, as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott (or its affiliates), The Ritz-Carlton, Hilton (or its affiliates), Accor (or its affiliates), or Hyatt (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Below is a summary of the principal terms of the hotel management agreements with Marriott (or its affiliates), Hilton (or its affiliates), Accor, Hyatt and Remington Hotels.

Marriott Management Agreements
Term. The remaining base term of each of our six management agreements with Marriott (or its affiliates) ranges from approximately 7 to 45 years, expiring between December 31, 2027 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from two 10-year extension to five 10-year extensions.
Events of Default. An “Event of Default” under the hotel management agreements with Marriott (or its affiliates) is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice, and a breach by either party of any other covenants or obligations in the hotel management agreement which continues beyond the applicable notice and cure period.
Termination Upon Event of Default. A non-defaulting party may terminate the hotel management agreement upon an Event of Default (as defined in the applicable hotel management agreement) generally after the expiration of any notice and cure periods; provided, however, the hotel management agreement may not be terminated by the non-defaulting party unless and until such Event of Default has a material adverse effect on the non-defaulting party. In the case of The Notary Hotel and The Clancy, if the defaulting party contests such Event of Default or such material adverse effect, the non-defaulting party may not terminate unless a court of competent jurisdiction has issued a final, binding and non-appealable order finding that the Event of Default has occurred and that the default resulted in a material adverse effect.
Early Termination for Casualty. The termination provisions for our hotel properties in the event of casualty are summarized as follows:
•    If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 30% or more of the then total replacement cost in the case of the Marriott Seattle Waterfront, 33% or more of the then replacement cost in the case of The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota, and 60% or more of the then total replacement cost in the case of The Ritz-Carlton St. Thomas, The Clancy and The Notary Hotel), then either party may terminate the hotel management agreement.
Early Termination for Condemnation. If all or substantially all of the hotel (meaning 1/3 or more of the replacement cost therefor with respect to The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota and 50% or more of the replacement value of the hotel with respect to The Ritz-Carlton St. Thomas) is taken in any condemnation or similar proceeding, or a portion of the hotel is so taken, and the result is that it is unreasonable to continue to operate the hotel in accordance with the hotel management agreement, the hotel management agreement shall terminate (provided, however, with respect to The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota the hotel management agreement will be terminated at our option or the manager’s option, and with respect to The Clancy and The Notary Hotel, the hotel management agreement will be terminated only at the manager’s option).
Performance Termination. All of the hotel management agreements with Marriott (or its affiliates) are structured to provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the hotel management agreement) which ranges from 9.5% to 10.25% of the approximate total investment in the hotel; provided, however, in the case of The Notary Hotel is 85% of the owner’s priority return (as defined in the hotel management agreement), and in the case of The Clancy, it is 82.6% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which range from 0.65 to 1.00 (this item is not applicable for The Ritz-Carlton Lake Tahoe), and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of an extraordinary event or force majeure, any major renovation of the hotel adversely affecting a material portion of the income generating areas (or any major renovation with respect to The Notary Hotel, The Ritz-Carlton Lake Tahoe, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas), or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of The Notary Hotel and The Clancy, by waiving base management fees (and, with respect to The Ritz-Carlton St. Thomas, certain royalty fees owed to Marriott Switzerland Licensing Company S.ar.L (St. Kitts & Nevis Branch)) until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.

Limitation on Termination Rights. Our ability to exercise termination rights is subject to certain limitations if the manager or any of its affiliates are providing certain credit enhancements, loans or fundings as described in the hotel management agreement, or in certain cases, if manager’s incentive management fee is outstanding.
Assignment and Sale. Each management agreement with Marriott (or its affiliates) contains restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions if, such as (i) we are in default under the hotel management agreement, (ii) such party is known to be of bad moral character or has been convicted of a felony or is in control of or controlled by persons who have been convicted of felonies, (iii) such party does not (in the reasonable judgment of manager) have sufficient financial resources and liquidity to fulfill our obligations under the hotel management agreement, or (iv) such party has an ownership interest, either directly or indirectly, in a brand or group of hotels that competes with the manager or any affiliate thereof. The management agreements with Marriott (or its affiliates) may have additional restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions. Any sale of the property (which includes any equity transfer, whether directly or indirectly) is subject to certain conditions, including the provision of notice of such sale to the manager.
Right of First Offer. All of the management agreements with Marriott (or its affiliates) (except for the management agreement for The Ritz-Carlton Lake Tahoe) provide the manager with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel property, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right (except in the management agreement for The Ritz-Carlton Sarasota). After notice of a proposed sale to the manager, we have a specified time period, ranging from 10 business days to 60 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to the manager (with certain details regarding the terms of sale). The manager then has a specified time period, ranging from 20 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If the manager does not timely respond or consents to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale (the management agreement for The Ritz-Carlton St. Thomas also requires that the sale must occur within 15 months after the manager’s 30-day negotiation period if the manager makes an offer acceptable to us pursuant to the manager’s right of first offer; The Ritz-Carlton Sarasota management agreement requires that the sale must occur within 365 days after the manager’s receipt of our original notice pertaining to the manager’s right of first offer and The Notary Hotel and The Clancy management agreements require that the sale must occur within one year after the expiration of the right of first negotiation period) or the notice of sale is deemed void and we must provide a new notice to the manager.
Hilton Management Agreements
Term. The base term of each of our two management agreements with Hilton (or its affiliates) was 10 years, expiring December 31, 2013. Each of these agreements has been extended through December 31, 2023 and has three 10-year automatic extension options remaining, at the discretion of the manager.
Events of Default. An “Event of Default” under the hotel management agreements with Hilton (or its affiliates) is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice, a breach by either party of any other covenants or obligations in the hotel management agreement which continues beyond the applicable notice and grace period, failure to maintain certain alcohol licenses and permits under certain circumstances, failure by us to provide manager with sufficient working capital to operate the hotel after due notice and a termination of our operating lease due to our default under the operating lease.
Termination Upon Event of Default. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the hotel management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the applicable hotel management agreement upon written notice to the defaulting party.
Performance Termination. Each of the management agreements with Hilton (or its affiliates) provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria are: (i) the hotel’s operating cash flow (before deducting our priority return) does not equal or exceed 85% of the our priority return (as defined in the hotel management agreement); and (ii) the hotel’s yield index is below the base yield index (as such terms are defined in the hotel management agreement), which is 90%. The manager has a right to avoid a performance termination by paying to us an amount within 30 days of due notice equal to the deficiency set forth in (i) above to cure such performance default, but in no event may the manager exercise such cure with respect to more than four full operating years during the initial term or with respect to more than four full operating years during any single extension term. The amount of any shortfall payable by manager to us shall be reduced to the extent of any portion attributable to a force majeure event, performance of certain capital renewals and major capital improvements adversely affecting a material portion of the income generating areas of the hotel, or certain uncontrollable expenses that could not have been reasonably anticipated by the manager.
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
Assignment and Sale. Each management agreement with Hilton (or its affiliates) provides that we cannot sell the applicable hotel to any unrelated third party, which includes the transfer of an equity interest, or engage in certain change of control actions (i) if such party has an ownership interest, either directly or indirectly, in a brand of hotels totaling at least 10 hotels and such brand competes with the manager or any affiliate thereof; (ii) if such party is known to be of ill repute or an unsuitable business associate (per gaming industry regulations where the manager holds a gaming license); (iii) if such party does not have the ability to fulfill our financial obligations under the hotel management agreement; or (iv) if certain conditions are not satisfied, including cure of any existing or potential defaults, receipt of evidence of proper insurance coverage, payment of fees and expenses which will accrue to the manager through the date of closing, and provision of sufficient notice of the contemplated sale to the manager.
Right of First Offer. Each of the management agreements with Hilton (or its affiliates) provides the manager with a right of first negotiation with respect to a sale of the hotel (which includes any equity transfer, whether directly or indirectly) or lease of the hotel (if applicable). After notice of a proposed sale or lease to the manager, the manager has 30 days to elect or decline to exercise its right to purchase or lease. If the manager makes an election to purchase or lease, the parties have 30 days to execute an agreement for purchase (or lease, if applicable) and an additional 30 days to consummate the purchase or lease (if applicable). If the manager declines to exercise its right to purchase or lease, the sale or lease must occur within 180 days at greater than 90% of the price or the notice of sale must be renewed to manager.
Accor Management Agreement
In connection with our acquisition of the Sofitel Chicago Magnificent Mile, our TRS lessee, as lessee of the hotel, assumed a management agreement (as amended, the “Accor management agreement”) with Accor that allows us to operate under the Sofitel brand name and utilize Accor’s services and experience in connection with the management and operation of the Sofitel Chicago Magnificent Mile. The material terms of the Accor management agreement are summarized as follows:
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
Assignment and Sale. So long as we are not in default under the Accor management agreement and any advances made by the manager on our behalf would be repaid in connection with the sale, we may sell the Sofitel Chicago Magnificent Mile and assign the Accor management agreement (including as a result of a change of control) without the consent of the manager to any of our affiliates or to any person that (i) is not a competitor of the manager (as defined in the Accor management agreement), (ii) is not generally recognized in the community as being a person of ill repute or with whom a prudent business person would not wish to associate in a commercial venture and (iii) has a minimum net worth required by the Accor management agreement, if the assignee expressly assumes the Accor management agreement.
For recent developments regarding the Accor management agreement, see “Item 3. Legal Proceedings.”
Park Hyatt Beaver Creek Resort & Spa Management Agreement
Term. The term of the Park Hyatt Beaver Creek Resort & Spa management agreement was 30 years, expiring December 31, 2019. This management agreement has been extended through December 31, 2029, and has one 10-year extension option remaining, at the discretion of the manager.
Events of Default. An “Event of Default” under the Park Hyatt Beaver Creek Resort & Spa hotel management agreement is generally defined to include the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice and a breach by either party of any other covenants or obligations in the hotel management agreement which continues beyond the applicable notice and grace period.
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
Remington Hotels Master Hotel Management Agreement
General. In 2013, we entered into a master hotel management agreement with Remington Lodging governing the terms of Remington Lodging’s provision of hotel management services and project management services with respect to hotels owned or leased by us. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we amended and restated the original master hotel management agreement to provide only for hotel management services to be provided to our TRS lessees by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “master hotel management agreement.” In connection with Ashford Inc.’s acquisition of the hotel management business of Remington Lodging on November 6, 2019, Remington Hotels became a subsidiary of Ashford Inc., and the master hotel management agreement between Remington Hotels and us remains in effect. Pursuant to the master hotel management agreement, Remington Hotels currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa and Hotel Yountville. The master hotel management agreement will also govern the management of hotels we acquire in the future that are managed by Remington Hotels, which has the right to manage and operate hotel properties we acquire in the future unless our independent directors either (i) unanimously elect not to engage Remington Hotels, or (ii) by a majority vote, elect not to engage Remington Hotels because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Hotels for the particular hotel, or (B) based on the prior performance of Remington Hotels, another manager or developer could perform the management duties materially better than Remington Lodging for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Hotels Hotel Management MEA—Exclusivity Rights of Remington Hotels.” Prior to its acquisition by Ashford Inc. on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, chairman of our board of directors and the chairman, chief executive officer and significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr.
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
Amounts Payable under the Master Hotel Management Agreement. Remington Hotels receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•    $14,288 (increased annually based on consumer price index adjustments); or
•    3% of the gross revenues associated with that hotel for the related month.
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
Events of Default. Events of default under the master hotel management agreement include:
•The TRS lessee or Remington Hotels files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.
•The TRS lessee or Remington Hotels fails to make any payment due under the master hotel management agreement, subject to a 10-day notice and cure period.
•The TRS lessee or Remington Hotels fails to observe or perform any other term of the master hotel management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.
•Remington Hotels does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Code.
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
•interior design - 6.0% of the amount selected (including the cost of any and all items selected by Premier or which are specified in the general contractor’s scope of work but excluding any associated charges for labor, freight and tax); and
•FF&E purchasing - 8.0% of the purchased amount (which includes the selected items, freight and tax) unless the total purchased amount for a single hotel property in a single year is greater than $2.0 million, in which case the fee is reduced to 6.0% of the purchased amount in excess of $2 million.

Termination. The master project management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:
•a sale of a hotel;
•for the convenience of our TRS lessee;
•in the event of a casualty to, condemnation of, or force majeure involving a hotel; or
•upon a default by Premier or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master project management agreement with respect to one or more of the hotels, we must pay Premier termination fees, plus any amounts otherwise due to Premier pursuant to the terms of the master project management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Premier is not then in default, subject to certain cure and grace periods:
•Sale. If any hotel subject to the master project management agreement is sold, our TRS lessee may terminate the master project management agreement with respect to such sold hotel, and our TRS lessee will have no obligation to pay any termination fees.
•Casualty, Condemnation or Force Majeure. In the event of a casualty with respect to, condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master project management agreement terminates as to those hotels.
•For Convenience. With respect to any hotel project-managed by Premier pursuant to the master project management agreement, if the TRS lessee elects for convenience to terminate the project management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Premier, equal to the product of (i) 65% of the aggregate project management fees and market service fees for such hotel estimated to be payable to Premier with respect to the applicable hotel for the full current fiscal year in which such termination is to occur (but in no event less than the project management fees and market service fees for the preceding full fiscal year) and (ii) nine.
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
Events of Default. Events of default under the master project management agreement include:
•The TRS lessee or Premier files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.
•The TRS lessee or Premier fails to make any payment due under the master project management agreement, subject to a 10-day notice and cure period.
•The TRS lessee or Premier fails to observe or perform any other term of the master project management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.
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

Term. The initial term of the hotel management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
•an event of default (see “Events of Default”),
•a party’s early termination rights (see “Early Termination”), or
•a termination of all our master hotel management agreement between TRS lessee and Remington Hotels because of an event of default under the master hotel management agreement that affects all properties (see “Relationship with Master Hotel Management Agreement”).
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
Excluded Investment Opportunities. The following are excluded from the hotel management MEA and are not subject to any exclusivity rights or right of first refusal:
•With respect to Remington Hotels, an investment opportunity where our independent directors have unanimously voted not to engage Remington Hotels as the manager or developer.
•With respect to Remington Hotels, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington Hotels as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in our best interest not to engage Remington Hotels with respect to the particular hotel.

•With respect to Remington Hotels, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington Hotels as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington Hotels for the particular hotel, based on Remington Hotels’ prior performance.
•Existing hotel investments of Remington Hotels or its affiliates with any of their existing joint venture partners, investors or property owners.
•Existing bona fide arm’s length third-party management arrangements (or arrangements for other services) of Remington Hotels or any of its affiliates with third parties other than us and our affiliates.
•Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington Hotels or its affiliates have an ownership interest, provided that Remington Hotels provides us with notice 10 days’ prior to such transaction.
Management or Development. If we hire Remington Hotels to manage or operate a hotel, it will be pursuant to the terms of the master hotel management agreement agreed to between us and Remington Hotels.
Events of Default. Each of the following is a default under the hotel management MEA:
•we or Remington Hotels experience a bankruptcy-related event;
•we fail to reimburse Remington Hotels as described under “Reimbursement of Costs,” subject to a 30-day cure period; and
•we or Remington Hotels does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the hotel management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.
Early Termination. Remington Hotels has the right to terminate the exclusivity rights granted to us if:
•Mr. Monty J. Bennett is removed as our chief executive officer or as chairman of our board of directors or is not re-appointed to either position, or he resigns as chief executive officer or chairman of our board of directors;
•we terminate the Remington Hotels exclusivity rights pursuant to the terms of the hotel management MEA; or
•our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.
We may terminate the exclusivity rights granted to Remington Hotels if:
•Remington Hotels fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Code and for that reason, we terminate the master hotel management agreement with Remington Hotels;
•Remington Hotels is no longer “controlled” by Mr. Monty J. Bennett or Mr. Archie Bennett, Jr. or their respective family partnership or trusts, the sole members of which are at all times lineal descendants of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett (including step children) and spouses;
•we experience a change in control and terminate the master hotel management agreement between us and Remington Hotels with respect to all hotels and have paid a termination fee equal to the product of (i) 65% of the aggregate management fees budgeted in the annual operating budget applied to the hotels for the full current fiscal year in which such termination is to occur for such hotels (both base fees and incentive fees, but in no event less than the base fees and incentive fees for the preceding full fiscal year) and (ii) nine;
•the Remington Hotels parties terminate our exclusivity rights pursuant to the terms of the mutual exclusivity agreement; or
•our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.
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
Term. The initial term of the project management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
•an event of default (see “Events of Default”),
•a termination of all our master project management agreements between the TRS lessee and Premier because of an event of default under the master project management agreement that affects all properties (see “Relationship with Master Project Management Agreement”).
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
Excluded Investment Opportunities. The following are excluded from the project management MEA and are not subject to any exclusivity rights or right of first refusal:
•With respect to Premier, an investment opportunity where our independent directors have unanimously voted not to engage Premier as the manager or developer.
•With respect to Premier, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Premier as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in our best interest not to engage Premier with respect to the particular hotel.
•With respect to Premier, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Premier as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the project management, project related services or development duties materially better than Premier for the particular hotel, based on Premier’s prior performance.
•Existing hotel investments of Premier or its affiliates with any of their existing joint venture partners, investors or property owners.
•Existing bona fide arm’s length third-party project management arrangements of Premier or any of its affiliates with third parties other than us and our affiliates.
•Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Premier or its affiliates have an ownership interest, provided that Premier provides us with notice 10 days’ prior to such transaction.
•Any hotel investment that does not satisfy our initial investment guidelines.
Development or Construction. If we hire Premier to develop and construct a hotel, the terms of the development and construction will be pursuant to the terms of the master project management agreement that has been agreed to by us and Premier.
Events of Default. Each of the following is a default under the project management MEA:
•we or Premier experience a bankruptcy-related event;
•we fail to reimburse Premier as described under “Reimbursement of Costs,” subject to a 30-day cure period; and
•we or Premier does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
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
TRS Leases
Three of the hotels we acquired from Ashford Trust in connection with the spin-off are owned by our operating partnership and leased to subsidiaries of Braemar TRS. Two of our hotels are held in a joint venture in which we have a 75% equity interest. The two hotels owned by the joint venture are leased to subsidiaries of the joint venture, which two subsidiaries we have elected to treat as TRSs. Since 2013 Braemar TRS has formed multiple subsidiaries which lease acquired hotels. Braemar TRS has elected to be treated as a TRS. Generally, we intend to lease all hotels we acquire in the future, other than pursuant to sale-leaseback transactions with unrelated third parties, to a TRS lessee, pursuant to the terms of leases that are generally similar to the terms of the existing leases, unless not appropriate based on relevant regulatory factors. Ashford LLC will negotiate the terms and provisions of each future lease, considering such things as the purchase price paid for the hotel, then current economic conditions and any other factors deemed relevant at the time. One hotel property, located in the U.S. Virgin Islands, is owned by our USVI TRS.
Term. The leases for our hotel properties include a term of five years, which expires on December 31, 2025. The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
Ground Leases
Two of our hotels are subject to ground leases that cover all of the land underlying the respective hotels.
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
Bardessono Hotel and Spa. The Bardessono Hotel and Spa is subject to a ground lease with Bardessono Brothers LLC and expires October 31, 2065, with two 25-year extension options. Rent is payable monthly and is the greater of minimum rent or percentage rent with an annual true-up on October 1. Each year, annual base minimum rent is increased (but never decreased)

by an amount equal to the percentage increase in CPI Index during the prior 12-month period that starts on September 1 and ends on August 31. In no event will the index percentage be less than 101.5% nor more than 103.5% multiplied by the annual base minimum rent payable by tenant during the lease year just ending. A percentage rent, which is calculated on the positive difference (if any) between the greater of 8% of net rooms revenue OR 4.5% of net operating revenue and the aggregate base minimum rent actually paid by the tenant during the same calendar year will be paid on a calendar year basis. Within 90 days after end of calendar year tenant must provide landlord an officer’s certificate containing tenant’s financial statements and percentage rent payment, if any. The lease may be assigned with the landlord’s prior written consent at least 60 days but not more than 90 days before the effective date of the proposed assignment. Tenant must submit to landlord a statement containing contact and financial information, operating and property ownership history, and other information with respect to the proposed assignee or subtenant as landlord may reasonably require, the type of use proposed for the inn parcel or resort, and all of the principal terms of the proposed assignment; copy of proposed assignment; and a copy of the landlord’s consent to assignment. In August of 2016, the lease was amended to allow for the expansion of the leased premises by 10,000 square feet to accommodate construction of the Presidential Villa.
Regulation
General
Our hotels are subject to various U.S. federal, state and local laws, ordinances and regulations, including regulations relating to common areas and fire and safety requirements. We believe that each of our hotels has the necessary permits and approvals to operate its business.
Governmental Regulations
Our properties are subject to various federal, state and local regulatory laws and requirements, including, but not limited to, the Americans with Disabilities Act of 1990, as amended (the “ADA”), zoning regulations, building codes and land use laws, and building, occupancy and other permit requirements. Noncompliance could result in the imposition of governmental fines or the award of damages to private litigants. While we believe that we are currently in material compliance with these regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Additionally, local zoning and land use laws, environmental statutes, health and safety rules and other governmental requirements may restrict, or negatively impact, our property operations, or expansion, rehabilitation and reconstruction activities and such regulations may prevent us from taking advantage of economic opportunities. Future changes in federal, state or local tax regulations applicable to REITs, real property or income derived from our real estate could impact the financial performance, operations, and value of our properties and the Company.
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
Employees
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 96 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
Seasonality
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly revenue. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as the COVID-19 pandemic and government-issued travel restrictions in response, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, cash generated through borrowings and issuances of common or preferred stock to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
Item 1A. Risk Factors
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. Moreover, many risk factors set forth below should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. These risks are discussed more fully below and include, but are not limited to, risks related to:
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 cases causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
•our ability to raise sufficient capital and/or take other actions to improve our liquidity position or otherwise meet our liquidity requirements;
•actions by our lenders to accelerate loan balances and foreclose on the hotel properties that are security for our loans if we are unable to make debt service payments or satisfy our other obligations under the forbearance agreements;
•general volatility of the capital markets and the market price of our common and preferred stock;
•availability, terms and deployment of capital;
•unanticipated increases in financing and other costs, including a rise in interest rates;
•availability of qualified personnel to our advisor;
•actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hotels and Premier) and our executive officers and our non-independent director;
•changes in personnel of Ashford LLC or the lack of availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•our ability to implement effective internal controls to address the material weakness identified in this report;
•the timing or outcome of the SEC investigation;
•legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”) and related rules, regulations and interpretations governing the taxation of REITs; and
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes.
Risks Related to Our Business and Properties
A financial crisis, economic slowdown, pandemic, or epidemic or other economically disruptive event may harm the operating performance of the hotel industry generally. If such events occur, we may be impacted by declines in occupancy, average daily room rates and/or other operating revenues.
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. GDP. We invest in hotels that are classified as luxury. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that luxury hotels generally target business and high-end leisure travelers. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our business, operating results and prospects. Our business has been and will continue to be materially affected by the impact of the COVID-19 pandemic, see the risk factor “The outbreak of COVID-19 has and will continue to significantly reduce our occupancy rates and RevPAR.”
As a result of the impact of the COVID-19 pandemic, our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations under our loan and forbearance agreements and fund our operations depends on many factors and we are unable to estimate future financial performance with certainty.
As a result of the suspension of operations at some of our hotels and the severe decline in revenues resulting from the COVID-19 pandemic, beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan agreement. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy.
As previously disclosed on September 24, 2020, the Company signed a forbearance agreement on its mortgage loan on the Capital Hilton and Hilton La Jolla Torrey Pines. The forbearance agreement allowed the Company to defer interest on the loan for a period of six months through the September payment date. The forbearance agreement also allowed the Company to utilize lender and manager-held reserve accounts, which are included in restricted cash on the Company’s balance sheet, in order to fund operating shortfalls at the hotels.
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
As of December 31, 2020, the Company maintained unrestricted cash of $78.6 million and restricted cash of $34.5 million. During the three months ended December 31, 2020, we utilized cash, cash equivalents and restricted cash of $9.7 million. Based on certain circumstances, it is possible that the Company could utilize all of its cash, cash equivalents and restricted cash within the next twelve months.
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
We did not pay dividends on our common stock in fiscal year 2020 and do not expect to pay dividends on our common stock for the foreseeable future, and we may not pay dividends on our preferred stock in the future.
We did not pay dividends on our common stock in fiscal year 2020 and do not expect to pay dividends on our common stock for the foreseeable future, and we may not pay dividends on our preferred stock in the future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders. Our board of directors decides each quarter whether to pay dividends on our common or preferred stock, based on a variety of factors deemed relevant by our directors, including the current business environment, overall funding levels, other contractual obligations and expected future business conditions. If we continue to fail to pay dividends on our common stock, the market price of our common stock will likely be adversely affected.
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
We are required to make minimum base advisory fee payments to our advisor, Ashford Inc., under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hotels, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base advisory fee (based on our total market capitalization and performance), subject to a minimum base advisory fee. The minimum base advisory fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, including as a result of the impact of COVID-19, we will still be required to make monthly payments to our advisor equal to the minimum base management fee (which we expect will equal 90% of the base fee paid for the same month in the prior fiscal year), which could adversely impact our liquidity and financial condition.

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
We identified a material weakness in our internal controls over financial reporting that existed for the period ended December 31, 2020. Although the Company designed a new control that we intended to remediate this material weakness whereby management will engage a third-party accounting expert to assist management in assessing the accounting for similar transactions in its consolidated financial statements, it was not possible for the Company to test whether the new control was designed and operating effectively as of December 31, 2020 because there were no similar transactions to evaluate in the fourth quarter of 2020. If we fail to properly remediate this material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements or comply with applicable laws and regulations could be impaired and investors could lose confidence in our financial statements.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. As discussed in “Item 9A. Controls and Procedures,” we became aware of a deficiency in the operating effectiveness of our controls that led to a misstatement in our consolidated financial statements for the three and nine months ended September 30, 2020, related to the accounting for troubled debt restructurings. We have corrected the misstatement; however, the lack of proper controls resulted in a material weakness in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 2201.
To prevent future material weaknesses from arising in similar circumstances, during the fourth quarter of 2020, the Company designed a new control whereby management will engage a third-party accounting expert to assist management in assessing the accounting for similar transactions in its consolidated financial statements. However, the Company did not enter into any similar transactions during the fourth quarter of 2020, and therefore it was not possible for the Company to test whether the new control was designed and operating effectively as of December 31, 2020. As a result, the material weakness still exists as of December 31, 2020. We anticipate that our remedial actions will have a material impact on our internal control over financial reporting in future periods, but because there were no similar transactions to evaluate in the fourth quarter of 2020 and the timing on when we can remediate this material weakness is dependent on the Company entering into similar transactions, we can give no assurance as to when it will be completed.
Additionally, when a similar transaction does occur at the Company, there can be no assurance that our new control will be sufficient to address this material weakness or that our internal control over financial reporting will not be subject to additional material weaknesses or significant deficiencies in the future. If the remedial actions that we are taking and may take in the future are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements, we could be required to restate our financial results, our access to capital markets may be affected, we may be unable to maintain or regain compliance with applicable securities laws and NYSE listing requirements, and we may be subject to regulatory investigations and penalties. Additionally, we may encounter problems or delays in implementing any additional changes necessary for management to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common or preferred stock could decline.
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
Our investments are concentrated in the hotel industry. This concentration may expose us to the risk of economic downturns in the hotel real estate sector, including as a result of COVID-19, to a greater extent than if our properties were more diversified across other sectors of the real estate industry.
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
We depend on Ashford LLC to manage our assets and operations. Any adverse changes in the financial condition of Ashford LLC, or its affiliates or our relationship with Ashford LLC could hinder its ability to manage us successfully. Also, see the risk factor “In light of the downturn of our business and Ashford Inc.’s business occasioned by COVID-19, we may not realize the anticipated benefits of the Enhanced Return Funding Program.”

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
Our advisor’s entitlement to non-performance-based compensation, including the minimum base management fee, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Further, our incentive fee structure may induce our advisor to encourage us to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio. For additional information, see the risk factor “We are required to make minimum base advisory fee payments to our advisor, Ashford Inc., under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hotels, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.”
Our business strategy depends on acquiring additional hotel properties on attractive terms and the failure to do so or to otherwise manage our planned growth successfully may adversely affect our business and operating results.
We intend to acquire additional hotel properties in the future. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and greater access to debt and equity capital than we have. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. This competition could limit the number of suitable investment opportunities offered to us. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan. As a result of such competition, we may be unable to acquire hotel properties that we deem attractive at prices that we consider appropriate or on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. In addition, we expect to finance future acquisitions through a combination of the use of retained cash flows, property-level debt, and offerings of equity and debt securities, which may result in additional leverage or dilution to our stockholders. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

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
Hotel franchise or management agreement requirements or the loss of such an agreement could adversely affect us.
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
We do not have any employees, and rely on our hotel managers to employ the personnel required to operate the hotels we own. As a result, we have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly. Additionally, our reliance on third-party hotel managers to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
We do not have any employees. We contractually engage hotel managers, such as Marriott (or its affiliates), Hilton (or its affiliates), Hyatt, Accor and our affiliate, Remington Hotels, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate, our hotels. Each hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; and we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent on our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and have less ability in the COVID-19 environment to reduce staffing at our hotels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hotels, which is our affiliate.
Additionally, because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, third parties must operate our hotels. A REIT may lease its hotels to taxable REIT subsidiaries (“TRSs”) in which the REIT can own up to a 100% interest. A TRS pays corporate-level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC). Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly.
We are parties to hotel management agreements under which unaffiliated third-party hotel managers manage our hotels. We have also entered into a master hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., pursuant to which Remington Hotels currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa and Hotel Yountville. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis. Without such supervision, our hotel managers may not manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel management agreements, which are similar to franchise agreements, be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management obligations to us. If any of these events occur, our relationships with any managers may be damaged, we may be in breach of our management agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach had occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II. For more information, see “Item 3. Legal Proceedings.”
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
Eight of our thirteen hotels utilize brands owned by Marriott (or its affiliates) or Hilton (or its affiliates). As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands (or the brands of their affiliates). We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
If we cannot obtain additional capital, our growth will be limited.
We are required to distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains, each year to qualify and maintain our qualification as a REIT. As a result, our retained earnings, if any, available to fund acquisitions, development, or other capital expenditures are nominal. As such, we rely upon the availability of additional debt or equity capital to fund these activities. Our long-term ability to grow through acquisitions or development, which is an important strategy for us, will be limited if we cannot obtain additional financing or equity capital. Market conditions may make it difficult to obtain financing or equity capital, and we may not be able to obtain additional debt or equity financing or obtain it on favorable terms. Also, see the risk factor, “As a result of the impact of the COVID-19 pandemic, our ability to continue to have the liquidity necessary to service our debt, meet contractual payment obligations under our loan and forbearance agreements and fund our operations depends on many factors and we are unable to estimate future financial performance with certainty.”
Some of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, our business could be materially and adversely affected.
Some of our hotels are on land subject to ground leases, two of which cover the entire property. Accordingly, we only own a long-term leasehold or similar interest, rather than a fee interest, in those two hotels. We may not continue to make payments due on our ground leases, particularly in light of the downturn in our business occasioned by COVID-19. If we fail to make a payment on a ground lease or are otherwise found to be in breach of a ground lease, we could lose the right to use the hotel or the portion of the hotel property that is subject to the ground lease. In addition, unless we can purchase the fee simple interest in the underlying land and improvements, or extend the terms of these ground leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the ground leases. We may not be able to renew any ground lease upon its expiration, of if renewed, the terms may not be favorable. Our ability to exercise any extension options relating to our ground leases is subject to the condition that we are not in default under the terms of the ground lease at the time we exercise such options. If we lose the right to use a hotel due to a breach or non-renewal of the ground lease, we would be unable to derive income from such hotel and would need to purchase an interest in another hotel to attempt to replace that income, which could materially and adversely affect our business, operating results and prospects. Our ability to refinance a hotel property subject to a ground lease may be negatively impacted as the ground lease expiration date approaches.

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
As part of our business strategy, we may acquire hotels that meet our investment criteria and are located in international markets. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include risks related to:
•foreign employment laws and practices, which may increase the reimbursable costs incurred under our advisory agreement associated with international employees;
•foreign tax laws, which may provide for income or other taxes or tax rates that exceed those of the U.S. and which may provide that foreign earnings that are repatriated, directly or indirectly, are subject to dividend withholding tax requirements or other restrictions;
•compliance with and unexpected changes in regulatory requirements or monetary policy;
•the willingness of domestic or international lenders to provide financing and changes in the availability, cost and terms of such financing;
•adverse changes in local, political, economic and market conditions;
•increased costs of insurance coverage related to terrorist events;
•changes in interest rates and/or currency exchange rates;
•regulations regarding the incurrence of debt; and
•difficulties in complying with U.S. rules governing REITs while operating outside of the United States.
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
Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. In light of the increased risks, including due to the increased remote access associated with work-from-home arrangements as a result of the COVID-19 pandemic. Ashford LLC has dedicated additional resources on our behalf to strengthen the security of our computer systems. In the future, Ashford LLC may expend additional resources on our behalf to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. For more information, see “Item 3. Legal Proceedings.”
Risks Related to our Debt Financing
We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.
As of December 31, 2020, we had approximately $1.1 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
A substantial level of indebtedness could have adverse consequences for our business, results of operations and financial position because it could, among other things:
•require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock and our preferred stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;
•increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and
•place us at a competitive disadvantage relative to competitors that have less indebtedness.
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
In addition, changes in economic conditions, our financial condition or operating results or prospects could:
•result in higher interest rates on our variable-rate debt,
•reduce the availability of debt financing generally or debt financing at favorable rates,
•reduce cash available for distribution to stockholders, or
•increase the risk that we could be forced to liquidate assets to repay debt.
Increases in interest rates could increase our debt payments.
As of December 31, 2020, we had approximately $1.1 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
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
As of December 31, 2020, we had approximately $1.1 billion of variable interest rate debt as well as interest rate derivatives including caps and floors that are indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
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
Until its spin-off on November 12, 2014, Ashford LLC was a subsidiary of Ashford Trust, a publicly-traded hotel REIT, with investment objectives that are similar to ours. So long as Ashford LLC is our external advisor, our governing documents require us to include persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected, as described in our governing documents. Each of our executive officers and one of our directors also serve as employees and/or officers of Ashford LLC. In addition each of our officers, other than Mr. Richard Stockton, and one of our directors serve as officers and/or directors of Ashford Trust. Furthermore, Mr. Monty J. Bennett, our previous chief executive officer and current chairman, is also the chairman of Ashford Trust and the chairman, chief executive officer and a significant stockholder of Ashford Inc. Our advisory agreement requires Ashford LLC to present investments that satisfy our investment guidelines to us before presenting them to Ashford Trust or any future client of Ashford LLC. Our board may modify or supplement our investment guidelines from time to time so long as we do not change our investment guidelines in such a way as to be directly competitive with all or any portion of Ashford Trust’s investment guidelines as of the date of the advisory agreement. If we materially change our investment guidelines without the express consent of Ashford LLC, then Ashford LLC will not have an obligation to present investment opportunities to us and instead Ashford LLC will use its best judgment to allocate investment opportunities and other entities it advises, taking into account such factors as Ashford LLC deems relevant, in its discretion, subject to any then-existing obligations of Ashford LLC to such other entities.
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
We rely on Ashford LLC, its subsidiaries and its employees for the day-to-day operation of our business and management of our assets and the provision of project management services. Until its spin-off, Ashford LLC was wholly-owned by Ashford Trust. Ashford LLC is led by our current management team, which is also the current management team of Ashford Trust (in each case, other than Mr. Richard Stockton). Because some of Ashford LLC’s employees have duties to Ashford Trust as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Ashford Inc. and Ashford Trust. If Ashford LLC advises and/or leads any additional entities, or manages additional assets, in the future, this could present additional conflicts with respect to the allocation of the time and resources of our management team. As a result of the spin-off of Ashford LLC, its employees have additional responsibilities relating to Ashford Inc.’s status as a public company. During turbulent market conditions, such as during the COVID-19 pandemic, or other times when we need focused support and assistance from Ashford LLC, other entities for which Ashford LLC also acts as an external advisor or Ashford Trust may likewise require greater focus and attention, placing competing high levels of demand on the limited time and resources of Ashford LLC’s employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.

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
Remington Hotels, a subsidiary of Ashford Inc., currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa and Hotel Yountville. We expect Remington Hotels will manage certain of the hotels we acquire in the future. Premier, also a subsidiary of Ashford Inc., currently provides project management services to us. We expect Premier will also provide project management services to us in the future. Conflicts of interest in general and specifically relating to Remington Hotels and Premier may lead to management decisions that are not in our stockholders’ best interest. Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., beneficially owned 100% of Remington Lodging prior to its acquisition by Ashford Inc. on November 6, 2019. As of December 31, 2020, Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr. together owned approximately 597,006 shares of Ashford Inc. common stock, which represented an approximate 20.8% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of December 31, 2020 would have increased the Bennetts’ ownership interest in Ashford Inc. to 66.9%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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
We own hotel properties, which have different economic characteristics than many other real estate assets and a hotel REIT is structured differently than many other types of REITs. A typical office property, for example, has long-term leases with third-party tenants, which provides a relatively stable long-term stream of revenue. Hotels, on the other hand, generate revenue from guests that typically stay at the hotel for only a few nights, which causes the room rate and occupancy levels at each of our hotels to change every day, and results in earnings that can be highly volatile. In addition, our hotels are subject to various operating risks common to the hotel industry, many of which are beyond our control, and are discussed in more detail below.
The outbreak of COVID-19 has and will continue to significantly reduce our occupancy rates and RevPAR.
Our business has been and will continue to be materially adversely affected by the impact of, and the public concern about, a pandemic disease. In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in increased travel restrictions and extended shutdown of certain businesses in every state in the United States, Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the significant occupancy and RevPAR declines associated with the COVID-19 to continue as we are experiencing significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. Even after the restrictions are lifted, the propensity of people to travel and for businesses to hold conferences will likely remain below historical levels for an additional period of time that is difficult to predict. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
As such, the full impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact will be material. Additionally, the public perception of a risk of a pandemic or media coverage of these diseases, or public perception of health risks linked to perceived regional food and beverage safety has materially adversely affected us by reducing demand for our hotels. The length of time required for an effective vaccine or therapy to become widely available in uncertain. These events have resulted in a sustained, significant drop in demand for our hotels and could have a material adverse effect on us.
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
Other factors that could negatively affect our business include: terrorist incidents and threats and associated heightened travel security measures; political and regional strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics, contagious diseases or health epidemics, such as COVID-19, Ebola, H1N1 influenza (swine flu), MERS, SARs, avian flu, the Zika virus or similar outbreaks; environmental disasters; lengthy power outages; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; fluctuations in hotel supply, occupancy and ADR; changes to visa and immigration requirements or border control policies; imposition of taxes or surcharges by regulatory authorities; and increases in gasoline and other fuel prices.
Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers and decrease demand. Any decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity, war or travel-related health events, could result in significant additional costs and decrease our revenues, in each case, leading to constrained liquidity. Also, see the risk factor “The outbreak of COVID-19 has and will continue to significantly reduce our occupancy rates and RevPAR.”
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
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures, and equipment. Managers or franchisors of our hotels also require that we make periodic capital improvements pursuant to our management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotels. Hotel renovation and development involves substantial risks, including:
•construction cost overruns and delays;
•the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;
•the cost of funding renovations or developments and inability to obtain financing on attractive terms;
•the return on our investment in these capital improvements or developments failing to meet expectations;
•inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;
•loss of substantial investment in a development project if a project is abandoned before completion;
•environmental problems; and
•disputes with franchisors or hotel managers regarding compliance with relevant franchise agreements or management agreements.
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
•our knowledge of the contamination;
•the timing of the contamination;
•the cause of the contamination; or
•the party responsible for the contamination.
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
Compliance with the ADA and fire, safety, and other regulations may require us to incur substantial costs.
All of our properties are required to comply with the ADA. The ADA requires that “public accommodations,” such as hotels, be made accessible to people with disabilities. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes, and other land use regulations as they may be adopted by governmental agencies and bodies and become applicable to our properties. Any requirement to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, could be costly.
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
•the insurance coverage thresholds that we have obtained may not fully protect us against insurable losses (i.e., losses may exceed coverage limits);
•we may incur large deductibles that adversely affect our earnings;
•we may incur losses from risks that are not insurable or that are not economically insurable; and
•current coverage thresholds may not continue to be available at reasonable rates.
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
Our charter contains 9.8% ownership limits. For the purpose of preserving our REIT qualification, our charter prohibits direct or constructive ownership by any person of more than:
•9.8% of the lesser of the total number or value of the outstanding shares of our common stock, or
•9.8% of the lesser of the total number or value of the outstanding shares of any class or series of our preferred stock or any other stock of our company, unless our board of directors grants a waiver.
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
Provisions in the partnership agreement of our operating partnership may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:
•redemption rights of qualifying parties;
•transfer restrictions on our common units;
•the ability of the general partner in some cases to amend the partnership agreement without the consent of the limited partners; and
•the right of the limited partners to consent to transfers of the general partnership interest and mergers of the operating partnership under specified circumstances.
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
These provisions include the following:
•The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock or of any class of our preferred stock without our permission.
•Our charter authorizes our board of directors to issue common stock or preferred stock in one or more classes and to establish the preferences and rights of any class of common stock or preferred stock issued. These actions can be taken without soliciting stockholder approval. Our common stock and preferred stock issuances could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in our stockholders’ best interests.
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
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock or a “control premium” for their shares or inhibit a transaction that might otherwise be viewed as being in the best interest of our stockholders. These provisions include:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special stockholder voting requirements on these business combinations, unless certain fair price requirements set forth in the MGCL are satisfied; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Our board of directors has overall authority to oversee our business and affairs and determine our major corporate policies. This authority includes significant flexibility. For example, our board of directors can do the following without stockholder approval:
•amend or revise at any time our dividend policy with respect to our common stock or preferred stock (including by eliminating, failing to declare, or significantly reducing dividends on these securities);
•terminate Ashford LLC under certain conditions pursuant to our advisory agreement;
•amend or revise at any time and from time to time our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations;
•amend our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements;
•subject to the terms of our charter, prevent the ownership, transfer and/or accumulation of shares in order to protect our status as a REIT or for any other reason deemed to be in the best interests of us and our stockholders;
•subject to the terms of any outstanding classes or series of preferred stock, issue additional shares without obtaining stockholder approval, which could dilute the ownership of our then-current stockholders;
•subject to the terms of any outstanding classes or series of preferred stock, amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series, without obtaining stockholder approval;
•subject to the terms of any outstanding classes or series of preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock and set the preferences, rights and other terms of such classified or reclassified shares, including provisions that may have an anti-takeover effect, without obtaining stockholder approval;
•employ and compensate affiliates (subject to disinterested director approval);
•direct our resources toward investments that do not ultimately appreciate over time; and
•determine that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT.
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
Our charter authorizes the issuance of up to 250,000,000 shares of common stock and 80,000,000 shares of preferred stock. As of March 3, 2021, we had 40,453,693 shares of our common stock issued and outstanding, 5,031,473 shares of our Series B Cumulative Convertible Preferred Stock and 1,600,000 shares of our Series D Cumulative Preferred Stock. We also have also authorized 10,000,000 shares of our Series C Preferred Stock, 28,000,000 shares of our Series E Preferred Stock and 28,000,000 shares of our Series M Preferred Stock, and no shares of Series C Preferred Stock, Series E Preferred Stock and Series M Preferred Stock are issued. Accordingly, we may issue up to an additional 209,546,307 shares of common stock and 73,368,527 shares of preferred stock.
Future issuances of common stock or preferred stock, including through our “at-the-market” equity offering program, our SEDA (as defined below), the issuance of Series E Preferred Stock and Series M Preferred Stock (for which we have an effective registration statement on file with the SEC) and privately negotiated exchange agreements with holders of our preferred stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), could decrease the relative voting power of our common stock or preferred stock and may cause substantial dilution in the ownership percentage of our then existing holders of common or preferred stock. We may value any common stock or preferred stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of reducing investors’ relative voting power and/or diluting the net tangible book value of the shares held by our stockholders, and might have an adverse effect on any trading market for our securities. Our board of directors may designate the rights, terms and preferences of our authorized but unissued common shares or preferred shares at its discretion, including conversion and voting preferences without stockholder approval.
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
If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•we could be subject to the federal alternative minimum tax for the taxable years beginning before January 1, 2018, and possibly increased state and local income taxes; and

•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
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
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state, and local taxes on our income and assets, as well as foreign taxes to the extent that we own assets or conduct operations in international jurisdictions. For example:
•We will be required to pay tax on undistributed REIT taxable income.
•If we have net income from the disposition of foreclosure property held primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.
•If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax.
•Each of our TRSs is a fully taxable corporation and will be subject to federal and state taxes on its income.
•We may experience increases in our state and local income tax burden. Over the past several years, certain state and local taxing authorities have significantly changed their income tax regimes in order to raise revenues. The changes enacted include the taxation of modified gross receipts (as opposed to net taxable income), the suspension of and/or limitation on the use of net operating loss deductions, increases in tax rates and fees, the addition of surcharges, and the taxation of our partnership income at the entity level. Facing mounting budget deficits, more state and local taxing authorities have indicated that they are going to revise their income tax regimes in this fashion and/or eliminate certain federally allowed tax deductions such as the REIT dividends paid deduction.
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
Our TRSs are subject to federal, state and local income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, or, in the case of The Ritz-Carlton St. Thomas hotel, owned by our TRS, net of the operating expenses for such hotel properties and, in the case of hotel properties leased by our TRS lessees, rent payments to us. Accordingly, although our ownership of our TRS allows us to participate in the operating income from our hotel properties in addition to receiving rent, the net operating income is fully subject to income tax. The after-tax net income of our TRS is available for distribution to us, subject to any applicable withholding requirements.

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
The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could affect our stock price or result in fluctuations in the price or trading volume of our common stock include:
•actual or anticipated variations in our quarterly operating results;
•changes in our operations or earnings estimates or publication of research reports about us or the industry;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of key management personnel;

•actions by institutional stockholders;
•failure to meet and maintain REIT qualification;
•speculation in the press or investment community; and
•general market and economic conditions.
In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies in industries similar or related to ours and may have been unrelated to operating performances of these companies. These broad market fluctuations could reduce the market price of our common stock. During the fiscal year ended December 31, 2020, the high of our stock price was $9.12 and the low was $1.14.
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
The market value of the equity securities of a REIT is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. See the risk factor “The outbreak of COVID-19 has and will continue to significantly reduce our occupancy rates and RevPAR.”

Our stock repurchase program could increase the volatility of the price of our common stock.
Our board of directors has approved a share repurchase program under which we may purchase up to $50 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 3, 2021, $50.0 million remains available for repurchases under the current stock repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2020, we held ownership interests in thirteen hotel properties that were included in our consolidated operations, which included direct ownership in eleven hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Twelve of our hotel properties are located in the United States and one is located in the U.S. Virgin Islands. Each of the thirteen hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2020
					Occupancy	ADR	RevPAR
Fee Simple Properties
Capital Hilton	Washington D.C.	550	75%	413	19.15%	$197.00	$37.73
Marriott Seattle Waterfront	Seattle, WA	361	100%	361	20.68%	205.12	42.41
The Notary Hotel	Philadelphia, PA	499	100%	499	24.20%	166.25	40.24
The Clancy	San Francisco, CA	410	100%	410	19.52%	281.66	54.97
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415	27.87%	141.25	39.36
Pier House Resort & Spa	Key West, FL	142	100%	142	55.41%	425.89	235.99
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180	38.85%	665.20	258.43
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190	33.92%	544.68	184.75
Hotel Yountville	Yountville, CA	80	100%	80	29.46%	526.17	155.01
The Ritz-Carlton Sarasota	Sarasota, FL	266	100%	266	53.95%	410.53	221.49
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170	43.68%	553.44	241.72
Ground Lease Properties (2)
Hilton La Jolla Torrey Pines (3)	La Jolla, CA	394	75%	296	37.84%	175.17	66.29
Bardessono Hotel and Spa (4)	Yountville, CA	65	100%	65	40.32%	778.43	313.89
Total		3,722		3,487	30.25%	$327.43	$99.05
________
(1)    The above information does not include the operations of ten condominium units not owned by The Ritz-Carlton Lake Tahoe.
(2)     Some of our hotel properties are on land subject to ground leases, two of which cover the entire property.
(3)     The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term.
(4)    The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.

Item 3. Legal Proceedings
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of December 31, 2020, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is probable that the litigation will result in a loss due to a potential pre-trial settlement, in which case the Company estimates its potential loss will be approximately $500,000; however, it is entitled to indemnification for a portion of such loss. As of December 31, 2020, approximately $500,000 has been accrued.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members have until April 4, 2021 to opt out of the class. There is a Case Management Conference scheduled for March 5, 2021, at which time the parties expect the court to address the timing for any motions for summary judgment and trial. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe any potential loss to the Company is reasonably estimable at this time. As of December 31, 2020, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the ADA and similar state laws. The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.

Item 4. Mine Safety Disclosures
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price and Dividend Information
Our common stock is listed and traded on the NYSE under the symbol “BHR.” Prior to April 24, 2018, it was listed and traded on the NYSE under the symbol “AHP.” On March 3, 2021, there were 622 holders of record.
Distributions and Our Distribution Policy
In December 2019, the board of directors approved our dividend policy for 2020, which stated our then-expectation to pay a quarterly dividend of $0.16 per share during 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock for during any quarter of 2020. On December 10, 2020, the Company announced that it plans to continue its suspension of the common stock dividend into 2021 to protect liquidity and will evaluate future dividend declarations on a quarterly basis going forward. The board of directors will continue to review our dividend policy and make announcements with respect thereto. For the year ended December 31, 2019, the board of directors declared dividends of $0.64. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
To qualify as a REIT, we must distribute to our stockholders an amount at least equal to:
(i)90% of our REIT taxable income, determined before the deduction for dividends paid and excluding any net capital gain (which does not necessarily equal net income as calculated in accordance with GAAP); plus
(ii)90% of the excess of our net income from foreclosure property over the tax imposed on such income by the Code; less
(iii)any excess non-cash income (as determined under the Code).
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

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income or capital gains. Distributions paid per share were characterized as follows:

	2020			2019			2018
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	0.1600	(1)	100.0000	0.6400	(1)	100.0000	0.6400	(1)	100.0000
Total	$0.1600		100.0000%	$0.6400		100.0000%	$0.6400		100.0000%
Common Stock (stock - NYSE: AINC):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	0.1066	(2)	100.0000	—		—
Total	$—		—%	$0.1066		100.0000%	$—		—%
Preferred Stock – Series B:
Ordinary income	$—		—%	$—		—%	$0.3324	(1)	32.2300%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	1.3752	(1)	100.0000	1.3752	(1)	100.0000	0.6990	(1)	67.7700
Total	$1.3752		100.0000%	$1.3752		100.0000%	$1.0314		100.0000%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	2.0624	(1)	100.0000	1.7817	(1)	100.0000	—		—
Total	$2.0624		100.0000%	$1.7817		100.0000%	$—		—%
____________________
(1)The fourth quarter 2017 distributions paid January 16, 2018 to stockholders of record as of December 31, 2017 are treated as 2018 distributions for tax purposes. The fourth quarter 2018 distributions paid January 15, 2019 to stockholders of record as of December 31, 2018 are treated as 2019 distributions for tax purposes. The fourth quarter 2019 distributions paid January 15, 2020 to stockholders of record as of December 31, 2019 are treated as 2020 distributions for tax purposes. The fourth quarter 2020 distributions paid January 15, 2021 to stockholders of record as of December 31, 2020 are treated as 2021 distributions for tax purposes.
(2)On November 5, 2019 Braemar distributed its remaining shares of common stock in Ashford Inc. (NYSE: AINC) to the common shareholders of record as of the close of business of the New York Stock Exchange on October 29, 2019.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	2,348,281	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	2,348,281
____________________
(1) As of December 31, 2020, approximately 748,000 shares of our common stock, or securities convertible into approximately 748,000 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan and 1.6 million shares of our common stock, or securities convertible into 1.6 million shares of our common stock, remained available for issuance under our Advisor Equity Incentive Plan. On February 23, 2021, the board of directors terminated the Advisor Equity Incentive Plan. 1.6 million shares of common stock reserved pursuant with the Advisor Incentive Plan were never utilized (and no shares were ever issued thereunder). Following the termination of the Advisor Equity Incentive Plan, no shares may be issued thereunder.
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were purchased during the year ended December 31, 2020, pursuant to the authorization. $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	421		$—	(2)	—	$50,000,000
November 1 to November 30	11,723	(1)	$2.42	(2)	—	$50,000,000
December 1 to December 31	—		$—		—	$50,000,000
Total	12,144		$2.42		—
__________________
(1)Includes 11,650 shares that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
(2)There is no cost associated with the forfeiture of restricted shares of 421 and 73 of our common stock in October and November, respectively.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2015 through December 31, 2020, assuming an initial investment of $100 in stock on December 31, 2015 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Braemar Hotels & Resorts Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1100, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Braemar Hotels & Resorts Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

225
200
175
150
125
100
75
50
25
2015
2016
2017
2018
2019
2020
Braemar Hotels & Resorts Inc.
S&P 500
FTSE NAREIT Lodging & Resorts

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
The selected historical consolidated financial information as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 has been derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial information as of December 31, 2018, 2017 and 2016 has been derived from the related audited financial statements not included in this Annual Report on Form 10-K. The selected historical information in this section is not intended to replace these audited financial statements.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
Statements of Operations Data:
Total revenue	$226,974	$487,614	$431,398	$414,063	$405,857
Total operating expenses	$316,974	$448,375	$381,311	$375,221	$358,716
Gain (loss) on insurance settlement, disposition of assets and sale of hotel properties	$10,149	$25,165	$15,738	$23,797	$26,359
Operating income (loss)	$(79,851)	$64,404	$65,825	$62,639	$73,500
Net income (loss)	$(124,677)	$1,196	$2,585	$28,324	$24,320
Net income (loss) attributable to the Company	$(105,262)	$371	$1,320	$23,022	$19,316
Net income (loss) attributable to common stockholders	$(115,481)	$(9,771)	$(5,885)	$16,227	$15,456
Diluted income (loss) per common share	$(3.39)	$(0.32)	$(0.19)	$0.51	$0.55
Weighted average diluted common shares	33,998	32,289	31,944	34,706	31,195

	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Balance Sheet Data:
Investments in hotel properties, gross	$1,784,849	$1,791,174	$1,562,806	$1,403,110	$1,258,412
Accumulated depreciation	$(360,259)	$(309,752)	$(262,905)	$(257,268)	$(243,880)
Investments in hotel properties, net	$1,424,590	$1,481,422	$1,299,901	$1,145,842	$1,014,532
Cash and cash equivalents	$78,606	$71,995	$182,578	$137,522	$126,790
Restricted cash	$34,544	$58,388	$75,910	$47,820	$37,855
Note receivable	$—	$—	$—	$8,098	$8,098
Total assets	$1,674,021	$1,758,947	$1,636,487	$1,423,819	$1,256,997
Indebtedness, net	$1,130,594	$1,058,486	$985,873	$820,959	$764,616
Total stockholders’ equity of the Company	$276,258	$369,267	$397,476	$381,305	$308,796

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
Other Data:
Cash provided by (used in) operating activities	$(50,287)	$66,262	$70,733	$70,608	$58,607
Cash provided by (used in) investing activities	$(16,541)	$(226,425)	$(166,824)	$(173,942)	$103,489
Cash provided by (used in) financing activities	$49,595	$32,058	$169,237	$124,031	$(135,625)
Cash dividends declared per common share	$—	$0.64	$0.64	$0.64	$0.46
EBITDAre (unaudited) (1)	$(20,754)	$102,418	$96,400	$96,272	$86,313
Hotel EBITDA (unaudited) (1)	$13,437	$142,207	$137,621	$128,300	$128,995
Funds From Operations (FFO) (unaudited) (1)	$(68,182)	$30,788	$32,057	$44,897	$34,050
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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
We are a Maryland corporation formed in April 2013 that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average was $91 for the year ended December 31, 2020. We have elected to be taxed as a REIT under the Code. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of December 31, 2020, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of December 31, 2020, Remington Hotels, a subsidiary of Ashford Inc., managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement with Ashford LLC, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended December 31, 2020, are as follows (in thousands):

Revenues	$24,337
Expenses	10,981
Net earnings	$13,556
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially much longer. As a result, in March 2020, the Company fully drew down its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. See note 7 to our consolidated financial statements.
All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. On June 8, 2020, the Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. On February 22, 2021, the Company further amended the term loan providing an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. As of December 31, 2020, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and Spa and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of December 31, 2020, the Company is current on its rental payments.
In addition, the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for fiscal year 2021 to approximately $20 million to $24 million and suspended its common stock dividends conserving approximately $6 million per quarter.
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
As of December 31, 2020, the Company maintained unrestricted cash of $78.6 million and restricted cash of $34.5 million. During the three months ended December 31, 2020, we utilized cash, cash equivalents and restricted cash of $9.7 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $12.3 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed credit facility loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
2020 and Recent Developments
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
On March 20, 2020, the Company entered into an agreement with Lismore Capital II LLC (“Lismore”), a subsidiary of Ashford Inc., to engage Lismore to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore shall, during the agreement term, (which commenced on March 20, 2020 and shall end on the date that is 12 months following the commencement date, or upon it being terminated by the Company on not less than 30 days’ written notice) negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on the Company’s hotels and secured revolving credit facility.
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
Upon entering into the agreement with Lismore, the Company made a payment of $1.4 million. No amount of this payment can be clawed back. As of December 31, 2020, the Company has also paid $1.4 million related to periodic installments of which $683,000 has been expensed in accordance with the agreement and $681,000 may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has paid $1.4 million in success fees under the agreement in connection with each signed forbearance or other agreement, of which no amounts are available for claw back. As of December 31, 2020, the Company has paid Lismore approximately $4.1 million and held a deposit of $1.0 million, included in “other assets.” For the year ended December 31, 2020, the Company has recognized expense of $3.1 million which is included in “write-off of loan costs and exit fees.”
In April 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the PPP, which was established under the CARES Act. All funds borrowed under the PPP were returned on or before May 7, 2020.
On June 8, 2020, the Company entered into an Amendment that converted its $75 million secured revolving credit facility into a $65 million secured term loan. The Company had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also added principal amortization of $5 million per quarter commencing on March 31, 2021. The Amendment changes the terms of certain financial covenants that the Company was subject to under the Credit Facility. The Amendment has the same maturity date of October 25, 2022 but removes the two one-year extension options and also removes the Company’s ability to reborrow amounts that have been repaid.
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
On December 31, 2020, Ashford Inc., Ashford Trust and Braemar entered into an Amended and Restated Contribution Agreement pursuant to which Braemar had initially agreed to contribute, with Ashford Hospitality Trust, Inc. (“Ashford Trust”), up to $15.0 million, based on an allocation percentage of 75% to Ashford Trust and 25% Braemar to fund the operations of Ashford Securities. The initial true-up date did not occur, and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Additionally, Braemar’s aggregate Capital Contributions under the Initial Contribution Agreement and the Amended and Restated Contribution Agreement shall not exceed $3.75 million unless otherwise agreed to in writing by Braemar.
On February 4, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd. (“YA”), pursuant to which the Company will be able to sell up to 7,780,786 shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on February 4, 2021, and terminating on the earliest of (i) the first day of the month next following the 36-month anniversary of the SEDA or (ii) the date on which YA shall have made payment of Advances (as defined in the SEDA) pursuant to the SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the 5 consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
At any time during the Commitment Period the Company may require YA to purchase shares of the Company’s common stock by delivering a written notice to YA setting forth the Advance Shares (as defined in the SEDA) that the Company desires to issue and sell to YA (the “Advance Notice”). The Company may deliver an Advance Notice for an initial Advance for up to 1,200,000 Advance Shares (the “Initial Advance”). The preliminary purchase price per share for such shares shall be 100% of the average daily VWAP for the 5 consecutive trading days immediately prior to the date of the Advance Notice (the “Preliminary Purchase Price”).
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of March 3, 2021, the Company has sold approximately 1.2 million shares of common stock and received proceeds of approximately $6.4 million under the SEDA.
On February 22, 2021, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement on its term loan. The amendment provides an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. The amendment also allows the Company to utilize approximately $9.3 million of cash held in FF&E reserve accounts at certain properties for discretionary capital expenditures.
Key Indicators of Operating Performance
We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:
•Occupancy. Occupancy means the total number of hotel rooms sold in a given period divided by the total number of rooms available. Occupancy measures the utilization of our hotels’ available capacity. We use occupancy to measure demand at a specific hotel or group of hotels in a given period.
•ADR. ADR means average daily rate and is calculated by dividing total hotel rooms revenues by total number of rooms sold in a given period. ADR measures average room price attained by a hotel and ADR trends provide useful information concerning the pricing environment and the nature of the customer base of a hotel or group of hotels. We use ADR to assess the pricing levels that we are able to generate.
•RevPAR. RevPAR means revenue per available room and is calculated by multiplying ADR by the average daily occupancy. RevPAR is one of the commonly used measures within the hotel industry to evaluate hotel operations. RevPAR does not include revenues from food and beverage sales or parking, telephone or other non-rooms revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to analyze results of our comparable hotels (comparable hotels represent hotels we have owned for the entire period). RevPAR improvements attributable to increases in occupancy are generally accompanied by increases in most categories of variable operating costs. RevPAR improvements attributable to increases in ADR are generally accompanied by increases in limited categories of operating costs, such as management fees and franchise fees.
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
Demand. The demand for lodging, including business travel, is directly correlated to the overall economy; as GDP increases, lodging demand typically increases. Historically, periods of declining demand are followed by extended periods of relatively strong demand, which typically occurs during the growth phase of the lodging cycle. Beginning in 2020, the COVID-19 pandemic had a direct impact on demand.
Supply. The development of new hotels is driven largely by construction costs, the availability of financing and expected performance of existing hotels. Short-term supply is also expected to be below long-term averages. While the industry is expected to have supply growth below historical averages, we may experience supply growth, in certain markets, in excess of national averages that may negatively impact performance. Beginning in 2020, the COVID-19 pandemic had a direct impact on supply.
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
Revenue. Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:
•Rooms revenue—Occupancy and ADR are the major drivers of rooms revenue. Rooms revenue accounts for the substantial majority of our total revenue.
•Food and beverage revenue—Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s food and beverage outlets or meeting and banquet facilities).
•Other hotel revenue—Occupancy and the nature of the property are the main drivers of other ancillary revenue, such as telecommunications, parking and leasing services.
Hotel Operating Expenses. The following presents the components of our hotel operating expenses:
•Rooms expense—These costs include housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Like rooms revenue, occupancy is the major driver of rooms expense and, therefore, rooms expense has a significant correlation to rooms revenue. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.
•Food and beverage expense—These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than restaurant, bar or other on-property food and beverage outlets) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.
•Management fees—Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.
•Other hotel expenses—These expenses include labor and other costs associated with the other operating department revenues, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table summarizes changes in key line items from our consolidated statements of operations for the year ended December 31, 2020 and 2019 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2020	2019	$ Change	% Change
Revenue
Rooms	$136,265	$303,848	$(167,583)	(55.2)%
Food and beverage	50,263	115,085	(64,822)	(56.3)
Other	40,446	68,674	(28,228)	(41.1)
Total hotel revenue	226,974	487,607	(260,633)	(53.5)
Other	—	7	(7)	(100.0)
Total revenue	226,974	487,614	(260,640)	(53.5)
Expenses
Hotel operating expenses:
Rooms	38,054	70,297	32,243	45.9
Food and beverage	46,246	85,679	39,433	46.0
Other expenses	98,467	151,063	52,596	34.8
Management fees	7,210	16,573	9,363	56.5
Total hotel operating expenses	189,977	323,612	133,635	41.3
Property taxes, insurance and other	28,483	27,985	(498)	(1.8)
Depreciation and amortization	73,371	70,112	(3,259)	(4.6)
Advisory services fee	18,486	20,527	2,041	9.9
Transaction costs	—	704	704	100.0
Corporate general and administrative	6,657	5,435	(1,222)	(22.5)
Total expenses	316,974	448,375	131,401	29.3
Gain (loss) on insurance settlement and disposition of assets	10,149	25,165	(15,016)	(59.7)
Operating income (loss)	(79,851)	64,404	(144,255)	(224.0)
Equity in earnings (loss) of unconsolidated entity	(217)	(199)	(18)	(9.0)
Interest income	176	1,087	(911)	(83.8)
Other income (expense)	(5,126)	(13,947)	8,821	63.2
Interest expense and amortization of loan costs	(45,104)	(54,507)	9,403	17.3
Write-off of loan costs and exit fees	(3,920)	(647)	(3,273)	(505.9)
Unrealized gain (loss) on investment in Ashford Inc.	—	7,872	(7,872)	(100.0)
Unrealized gain (loss) on derivatives	4,959	(1,103)	6,062	549.6
Income (loss) before income taxes	(129,083)	2,960	(132,043)	(4,460.9)
Income tax (expense) benefit	4,406	(1,764)	6,170	349.8
Net income (loss)	(124,677)	1,196	(125,873)	(10,524.5)
(Income) loss attributable to noncontrolling interest in consolidated entities	6,436	(2,032)	(8,468)	(416.7)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	12,979	1,207	(11,772)	(975.3)
Net income (loss) attributable to the Company	$(105,262)	$371	$(105,633)	(28,472.5)%

All hotel properties owned for the year ended December 31, 2020 and 2019 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the year ended December 31, 2020 and 2019. The hotel property listed below is not a comparable hotel property for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisition affects reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	Acquisition	January 15, 2019
________
(1)The operating results of this hotel property has been included in our results of operations as of its acquisition date.
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Year Ended December 31,
	2020	2019
Occupancy	30.27%	78.73%
ADR (average daily rate)	$329.83	$295.94
RevPAR (revenue per available room)	$99.83	$232.99
Rooms revenue (in thousands)	$136,265	$303,848
Total hotel revenue (in thousands)	$226,974	$487,607
The following table illustrates the key performance indicators of the twelve comparable hotel properties that were included for the full year ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Occupancy	29.61%	79.40%
ADR (average daily rate)	$311.46	$284.27
RevPAR (revenue per available room)	$92.21	$225.72
Rooms revenue (in thousands)	$119,789	$280,108
Total hotel revenue (in thousands)	$199,737	$444,333
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $105.6 million, from net income of $371,000 for the year ended December 31, 2019 (“2019”), to net loss of $105.3 million for the year ended December 31, 2020 (“2020”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $167.6 million, or 55.2%, to $136.3 million during 2020 compared to 2019. During 2020, we experienced a 4,846 basis point decrease in occupancy and an 11.5% increase in room rates compared to 2019. The decrease in rooms revenue is due to the COVID-19 pandemic. Rooms revenue at our twelve comparable hotel properties decreased $160.3 million due to a 4,979 basis point decrease in occupancy, partially offset by an increase in room rates of 9.6%.

The decrease in rooms revenue is a result of the changes in occupancy and ADR as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$(31,139)	(6,379)	(15.3)%
Marriott Seattle Waterfront	(23,631)	(6,254)	(23.1)%
The Notary Hotel	(18,667)	(4,795)	(16.0)%
The Clancy (2)	(32,327)	(7,047)	(6.5)%
Sofitel Chicago Magnificent Mile	(19,387)	(5,448)	(30.5)%
Pier House Resort & Spa	(6,970)	(2,673)	(5.7)%
The Ritz-Carlton St. Thomas (3)	13,477	(976)	7.8%
Park Hyatt Beaver Creek Resort & Spa	(5,362)	(2,515)	22.5%
Hotel Yountville	(7,516)	(4,445)	(5.8)%
The Ritz-Carlton Sarasota	(6,368)	(1,945)	4.7%
Hilton La Jolla Torrey Pines	(16,263)	(4,522)	(19.0)%
Bardessono Hotel and Spa	(6,166)	(3,479)	(1.8)%
	$(160,319)	(4,979)	9.6%
Non-Comparable
The Ritz-Carlton Lake Tahoe	$(7,264)	(2,213)	0.6%
Total	$(167,583)	(4,846)	11.5%
_______________
(1) The hotel was closed from March 2020 until August 2020.
(2) The hotel was being renovated during 2019 and 2020. Additionally the hotel was closed from April 11, 2020 through September 30, 2020
(3) The hotel was closed for renovation starting in March 2019 due to the impact from Hurricane Irma. It re-opened in the fourth quarter of 2019.
Food and Beverage Revenue. Food and beverage revenue decreased $64.8 million, or 56.3%, to $50.3 million during 2020 compared to 2019. This decrease is primarily attributable to the impact of the COVID-19 pandemic. We experienced an aggregate decrease in food and beverage revenue of $68.4 million at twelve hotel properties, partially offset by an increase of $3.6 million at The Ritz-Carlton St. Thomas, which was closed for renovation for most of 2019.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, decreased $28.2 million, or 41.1%, to $40.4 million during 2020 compared to 2019. The decrease is attributable to an aggregate decrease in other hotel revenue of $16.6 million at twelve hotel properties and lower business interruption revenue of approximately $15.4 million. These decreases were partially offset by higher other hotel revenue of $3.7 million at The Ritz-Carlton St. Thomas.
During 2020 and 2019, we recognized business interruption revenue of approximately $4.0 million and approximately $19.3 million, respectively, at The Ritz-Carlton St. Thomas as a result of Hurricane Irma.
Rooms Expense. Rooms expense decreased $32.2 million, or 45.9%, to $38.1 million in 2020 compared to 2019. The decrease is attributable to an aggregate decrease in rooms expense of $35.1 million at twelve hotel properties, partially offset by an increase of $2.9 million at The Ritz-Carlton St. Thomas.
Food and Beverage Expense. Food and beverage expense decreased $39.4 million, or 46.0%, to $46.2 million during 2020 compared to 2019. The decrease is attributable to an aggregate decrease of $43.4 million at twelve hotel properties, partially offset by an increase of $3.9 million at The Ritz-Carlton St. Thomas.
Other Operating Expenses. Other operating expenses decreased $52.6 million, or 34.8%, to $98.5 million in 2020 compared to 2019. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $5.2 million in direct expenses and $47.4 million in indirect expenses and incentive management fees in 2020 compared to 2019. Direct expenses were 6.2% of total hotel revenue in 2020 and 4.0% in 2019.

The decrease in direct expenses is attributable to twelve hotel properties as a result of the COVID-19 pandemic, excluding The Ritz-Carlton St. Thomas, which had an increase in direct expense of $1.9 million as a result of it being closed for renovation during most of 2019.
The decrease in indirect expenses is attributable to decreases in (i) marketing costs of $17.1 million, comprised of a net decrease of $15.7 million at our twelve comparable hotel properties and $1.4 million at The Ritz-Carlton Lake Tahoe; (ii) general and administrative costs of $18.4 million, comprised of a net decrease of $17.8 million at our twelve comparable hotel properties and a decrease of $633,000 at The Ritz-Carlton Lake Tahoe; (iii) repairs and maintenance of $5.0 million, comprised of a net decrease of $4.7 million at our twelve comparable hotel properties and $325,000 at The Ritz-Carlton Lake Tahoe; (iv) incentive management fees of $3.5 million as a result of lower revenues attributable to the COVID-19 pandemic; (v) energy costs of $2.0 million, comprised of a net decrease of $1.9 million at our twelve comparable hotel properties and $69,000 at The Ritz-Carlton Lake Tahoe; and (vi) lease expense of $1.5 million, comprised of a net decrease of $1.5 million at our twelve comparable hotel properties, partially offset by an increase of $42,000 at The Ritz-Carlton Lake Tahoe.
Management Fees. Base management fees decreased $9.4 million, or 56.5%, to $7.2 million in 2020 compared to 2019. This decrease is attributable to all of our hotel properties as a result of the COVID-19 pandemic.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $498,000, or 1.8%, to $28.5 million in 2020 compared to 2019, which is primarily due the receipt of a property tax refund of $1.7 million in 2019 at the Park Hyatt Beaver Creek Resort & Spa.
Depreciation and Amortization. Depreciation and amortization increased $3.3 million, or 4.6%, to $73.4 million for 2020 compared to 2019 due to an aggregate increase of $4.9 million at our twelve comparable hotel properties, partially offset by a decrease of $1.7 million at The Ritz-Carlton Lake Tahoe.
Advisory Services Fee. Advisory services fee decreased $2.0 million, or 9.9%, to $18.5 million in 2020 compared to 2019 due to decreases in the base advisory fee of $853,000, reimbursable expenses of $499,000, incentive fee of $678,000, and equity-based compensation of $11,000. In 2020, we recorded an advisory services fee of $18.5 million, which included a base advisory fee of $10.0 million, reimbursable expenses of $1.8 million, $7.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to the incentive fee of $678,000 as a result of not meeting the FCCR threshold required for paying the final installment of the incentive fee incurred in 2018. In 2019, we recorded an advisory services fee of $20.5 million, which included a base advisory fee of $10.8 million, reimbursable expenses of $2.3 million and $7.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Transaction Costs. In 2019, we recorded transaction costs of $704,000 primarily related to the acquisition of The Ritz-Carlton Sarasota. There were no transaction costs during 2020.
Corporate General and Administrative. Corporate general and administrative expense was $6.7 million in 2020 and $5.4 million in 2019. The increase in corporate general and administrative expenses is primarily due to higher professional fees of $1.1 million, higher reimbursed operating expenses of Ashford Securities of $344,000 and higher miscellaneous expenses of $154,000, partially offset by lower public company costs of $329,000.
Gain (loss) on Insurance Settlement and Disposition of Assets. In 2020, we recognized a gain of $10.1 million as a result of finalizing the insurance settlement from Hurricane Irma. In 2019, we recorded gains of $26.2 million and $88,000 related to insurance settlements from Hurricane Irma at The Ritz-Carlton St. Thomas hotel and the Pier House Resort & Spa, respectively. The gains resulted from the receipt of proceeds in excess of the carrying value of the property upon settlement of a portion of the insurance claim. These gains were partially offset by a loss of $1.2 million related to the disposition of FF&E resulting from the renovation at The Notary Hotel.
Equity in Earnings (Loss) of Unconsolidated Entity. In 2020 and 2019, we recorded equity in loss of unconsolidated entity of $217,000 and $199,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income decreased $911,000, or 83.8%, to $176,000 for 2020 compared to 2019.
Other Income (Expense). Other expense decreased $8.8 million, or 63.2% to $5.1 million in 2020 compared to 2019. In 2020, we recorded realized losses of $3.6 million and $1.3 million on our disposition of interest rate floors and CMBX credit default swaps, respectively. We also recorded expense of $191,000 related to CMBX premiums and interest paid on collateral. In 2019, we recorded a realized loss of $13.4 million on our disposition of our investment in Ashford Inc., expense of $253,000 related to CMBX premiums and interest paid on collateral and a realized loss of $278,000 on interest rate floors, partially offset by other income of $10,000.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $9.4 million, or 17.3%, to $45.1 million for 2020 compared to 2019. The decrease is primarily due to a lower average LIBOR rate, partially offset by higher interest expense associated with our corporate term loan as well as default interest and late charges recorded on loans that were previously in default. The average LIBOR rates for 2020 and 2019 were 0.52% and 2.22%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $3.9 million in 2020, resulting from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $3.9 million, were expensed in accordance with applicable accounting guidance. Write-off of loan costs and exit fees was $647,000 for 2019, resulting from the write-off of unamortized loan costs of $338,000 and other costs of $309,000 associated with a loan modification and the refinancing of two mortgage loans.
Unrealized Gain (Loss) on Investment in Ashford Inc. Unrealized gain on investment in Ashford Inc. was $7.9 million in 2019, which is associated with the recognition of the associated realized loss on the disposition of our investment in Ashford Inc. in the fourth quarter of 2019.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $5.0 million for 2020 consisted of a $3.6 million unrealized gain on interest rate floors associated with the recognition of realized losses and a $1.4 million unrealized gain on CMBX credit default swaps associated with the recognition of realized losses, partially offset by an unrealized loss of $93,000 on interest rate caps. Unrealized loss on derivatives of $1.1 million for 2019 consisted of a $1.1 million unrealized loss on CMBX credit default swaps and a $134,000 unrealized loss on interest rate caps, partially offset by a $126,000 unrealized gain on interest rate floors. The fair value of the interest rate caps and floors is primarily based on movements in the LIBOR forward curve and the passage of time. The fair value of credit default swaps is based on the change in value of CMBX indices.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $6.2 million, from income tax expense of $1.8 million in 2019 to an income tax benefit of $4.4 million in 2020. This change was primarily due to a decrease in the profitability of our TRS entities in 2020 compared to 2019.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $6.4 million and income of $2.0 million for 2020 and 2019, respectively. At both December 31, 2020 and 2019, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $13.0 million and $1.2 million for 2020 and 2019, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 9.43% and 10.96% as of December 31, 2020 and 2019, respectively.

Indebtedness
As of December 31, 2020, gross outstanding indebtedness was approximately $1.1 billion. The following table sets forth our indebtedness (dollars in thousands):

Lender/Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2020	Interest Rate at December 31, 2020	Amortization	Maturity Date (1)	Fully Extended Maturity Date
BAML Term loan (2)	Equity	$61,495	4.00%	Interest only (2)	Oct-2022	Oct-2022
Equity
Securitized (3)	1	67,500	2.89%	Interest only	Apr-2021	Apr-2022
Park Hyatt Beaver Creek Resort & Spa, Beaver Creek, CO
Securitized (4)	4	435,000	2.30%	Interest only	Jun-2021	Jun-2025
The Notary Hotel, Philadelphia, PA
The Clancy, San Francisco, CA
Marriott Seattle Waterfront, Seattle, WA
Sofitel Chicago Magnificent Mile, Chicago, IL
Apollo (5)	1	42,500	4.95%	Interest only	Aug-2021	Aug-2024
The Ritz-Carlton, St. Thomas, USVI
BAML (6)	1	51,000	2.80%	Interest only	May-2022	May-2022
Hotel Yountville, Yountville, CA
BAML (6)	1	40,000	2.80%	Interest only	Aug-2022	Aug-2022
Bardessono Hotel and Spa, Yountville, CA
BAML (7)	1	100,000	2.90%	Interest only (8)	Apr-2023	Apr-2023
The Ritz-Carlton, Sarasota, FL
BAML (8)	1	54,000	2.35%	Interest only	Jan-2024	Jan-2024
The Ritz-Carlton, Lake Tahoe, CA
Prudential (9)	2	197,229	1.84%	Interest only	Feb-2024	Feb-2024
Capital Hilton, Washington, D.C.
Hilton La Jolla Torrey Pines, La Jolla, CA
BAML (10)	1	80,000	2.10%	Interest only	Sep-2024	Sep-2024
Pier House Resort & Spa, Key West, FL
Total/Weighted Average	13	$1,128,724	2.53%
__________________
(1)    Maturity date assumes no future extensions.
(2)    Bears interest at a rate of LIBOR plus 3.50% or base rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility, which bears interest at a range of 1.25% to 2.50% over base rate or 2.25% to 3.50% over LIBOR. The term loan has a LIBOR floor of 0.50%. Also principal amortization of $5 million per quarter commencing on March 31, 2021.
(3)    Interest rate is variable at LIBOR plus 2.75%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.0%. This mortgage loan includes three one-year extension options subject to satisfaction of certain conditions, of which the second was exercised in April 2020.
(4)    Interest rate is variable at LIBOR plus 2.16%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 4.0%. This mortgage loan includes five one-year extension options subject to the satisfaction of certain conditions, of which the first was exercised in June 2020.
(5)    Interest rate is variable at LIBOR plus 3.95%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.0%. This mortgage loan has three one-year extension options, subject to the satisfaction of certain conditions.
(6)    Interest rate is variable at LIBOR plus 2.55%, with a LIBOR floor of 0.25%.
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

On June 8, 2020, we entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment converted the $75 million Second Amended and Restated Credit Agreement, dated October 25, 2019 (the “Credit Facility”), which was a secured revolving credit facility, into a $65 million secured term loan. We had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also added principal amortization of $5 million per quarter commencing on March 31, 2021. The Amendment changes the terms of certain financial covenants that we were subject to under the Credit Facility. The Amendment has the same maturity date of October 25, 2022 but removes the two one-year extension options and also removes our ability to reborrow amounts that have been repaid.
On February 22, 2021, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”). The amendment provides an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. The amendment also allows the Company to utilize approximately $9.3 million of cash held in FF&E reserve accounts at certain properties for discretionary capital expenditures.
The following loans include various financial cash trap triggers. The BAML Pier House loan, the BAML Bardessono loan, the BAML Yountville loan, the BAML Sarasota loan and the BAML Lake Tahoe loan all have a 1.20x debt service coverage ratio requirement. The Park Hyatt Beaver Creek Resort & Spa loan has a 9.0% debt yield requirement, the 4 pack loan has a 7.5% debt yield requirement, and the Apollo loan has a 10.0% debt yield requirement. When these provisions are triggered, substantially all of the profits generated by the hotel properties securing such loan are deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan.
LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially much longer. As a result, in March 2020, the Company fully drew down its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. See note 7 to our consolidated financial statements for term loan details.
All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First

Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. The Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. On February 22, 2021, the Company further amended the term loan providing an extension of the waiver on the majority of the covenants continuing through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. As of December 31, 2020, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and Spa and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of December 31, 2020, the Company is current on its rental payments.
In addition, the Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for fiscal year 2021 to approximately $20 million to $24 million and suspended its common stock dividends conserving approximately $6 million per quarter.
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
As of December 31, 2020, the Company maintained unrestricted cash of $78.6 million and restricted cash of $34.5 million. During the three months ended December 31, 2020, we utilized cash, cash equivalents and restricted cash of $9.7 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $12.3 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed credit facility loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:
•advisory fees payable to Ashford LLC;
•recurring maintenance necessary to maintain our hotel properties in accordance with brand standards;
•interest expense and scheduled principal payments on outstanding indebtedness, including our secured term loan (see “Contractual Obligations and Commitments”);
•distributions, if any, in the form of dividends on our common stock, necessary to qualify for taxation as a REIT;

•dividends on our preferred stock; and
•capital expenditures to improve our hotel properties.
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, capital market activities and existing cash balances.
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base advisory fee, subject to a minimum base advisory fee. The minimum base advisory fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, we will still be required to make payments to our advisor equal to the minimum base advisory fee, which could adversely impact our liquidity and financial condition.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including future common and preferred equity issuances, existing working capital, net cash provided by operations, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, including the current and ongoing effects of COVID-19 on our business and the hotel industry, the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. While management cannot provide any assurances, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes.
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
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the year ended December 31, 2020, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of March 3, 2021, the Company has sold approximately 5.7 million shares of common stock and received proceeds of approximately $19.7 million under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc. serves as the dealer manager and wholesaler of our Series E Preferred Stock and Series M Preferred Stock. As of March 3, 2021, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
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
On February 4, 2021, the Company entered into the SEDA, pursuant to which the Company will be able to sell the Commitment Amount at the Company’s request any time during the commitment period commencing on February 4, 2021, and terminating at the end of the Commitment Period. Other than with respect to the Initial Advance the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.
At any time during the Commitment Period the Company may require YA to purchase shares of the Company’s common stock by delivering an Advance Notice. The Company may deliver an Initial Advance for up to 1,200,000 Advance Shares. The Preliminary Purchase Price per share for such shares shall be 100% of the average daily VWAP for the 5 consecutive trading days immediately prior to the date of the Advance Notice.
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of March 3, 2021, the Company has sold approximately 1.2 million shares of common stock and received proceeds of approximately $6.4 million under the SEDA.
Dividend Policy. In December 2019, the board of directors approved our 2020 dividend policy which stated our then-expectation to pay a quarterly dividend payment of $0.16 per share of our common stock for 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock for 2020. The board of directors will continue to review our dividend policy and make future announcements with respect thereto. We may incur indebtedness to meet distribution requirements imposed on REITs under the Code to the extent that working capital and cash flow from our investments are insufficient to fund required distributions. Alternatively, we may elect to pay dividends on our common stock in cash or a combination of cash and shares of securities as permitted under U.S. federal income tax laws governing REIT distribution requirements. We may pay dividends in excess of our cash flow.

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
We also were subject to certain financial covenants, as set forth below, which were tested by the borrower on a consolidated basis (net of the amounts attributable to the non-controlling interest held by our partner in a majority-owned consolidated entity) and include, but are not limited to, the following:
•consolidated indebtedness (less cash and cash equivalents in excess of $10,000,000) to total asset value not to exceed 65%.
•consolidated recourse indebtedness other than the secured revolving credit facility not to exceed $50,000,000.
•consolidated fixed charge coverage ratio not less than 1.40x initially, with such ratio being increased beginning July 1, 2020 to 1.50x.
•indebtedness of the consolidated parties that accrues interest at a variable rate (other than the secured revolving credit facility) that is not subject to a “cap,” “collar,” or other similar arrangement not to exceed 25% of consolidated indebtedness.
•consolidated tangible net worth not less than 75% of the consolidated tangible net worth on June 30, 2019, plus 75% of the net proceeds of any future equity issuances.
•secured debt that is secured by real property not to exceed 70% of the as-is appraised value of such real property.
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
The Amendment changed the terms of certain financial covenants that the Company was subject to under the Credit Facility, which are summarized as follows:
•The requirement that the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) be not less than 1.40 has been waived through March 31, 2021 (the “Covenant Waiver Period”). At the end of the Covenant Waiver Period, the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) becomes 1.0 for the second quarter of 2021, 1.10 for the third and fourth quarters of 2021, 1.20 for the first quarter of 2022, and then returns to 1.40 thereafter.
•The covenant that required the Company’s consolidated recourse indebtedness (other than the Credit Facility) not exceed $50 million was permanently reduced to zero ($0) and a new covenant was also added that requires the Company to have minimum liquidity (comprised of unrestricted cash) of $20 million through June 30, 2021, which shall be tested monthly. Our cash and cash equivalents were $78.6 million at December 31, 2020.
The Amendment added limitations on the Company’s ability prior to June 30, 2021, to incur or guaranty additional indebtedness, grant liens, make restricted payments (with the exception of existing preferred dividend payments) or engage in asset sales, discretionary capital expenditures or additional investments. The Amendment also added mandatory prepayments that require the Company to prepay and reduce the balance of the term loan by an amount equal to 50% of net proceeds from any asset sales, equity offerings (including the offering of Series E, Series M and other preferred equity offerings) or incurrence of indebtedness (including refinancings), except that the first $50 million of any common equity offering (including sales of shares of common stock under the Company’s “at-the-market” equity distribution program) is subject to a mandatory prepayment in an amount equal to 25% of net proceeds. The Company was in compliance with all covenants as of December 31, 2020.
The Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”)
On February 22, 2021, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement. The Second Amendment waives certain covenants through the fourth quarter of 2021 and amends certain other terms, as described further below. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022.
Pursuant to the terms of the Second Amendment, borrowings will bear interest at a rate of LIBOR plus 3.65% or Base Rate plus 2.65% until the Company provides a compliance certificate for the quarter ending March 31, 2022. After such date, the pricing will revert to the original terms of the Credit Facility.
The Second Amendment changes the terms of certain financial covenants that the Company was subject to under the Credit Facility. The requirement that the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) be not less than 1.40 has been waived through December 31, 2021 (the “Covenant Waiver Period”). At the end of the Covenant Waiver Period, the Consolidated Fixed Charge Coverage Ratio becomes 1.0 for the first quarter of 2022, 1.10 for the second and third quarters of 2022, 1.20 for the fourth quarter of 2022, and then returns to 1.40 thereafter.
The Second Amendment permits funding of select renovation projects from existing furniture, fixtures and equipment (FF&E) reserves at the Ritz-Carlton Sarasota; the Ritz-Carlton Lake Tahoe, Park Hyatt Beaver Creek Resort & Spa, Hilton La Jolla Torrey Pines, and Marriott Seattle Waterfront, subject to a cap on amounts to be spent consistent with the forecasted spend information provided pursuant to the Second Amendment. The Credit Facility includes mandatory prepayments that require the Company to prepay and reduce the balance of the Credit Facility by an amount equal to 50% of net proceeds from any asset sales, equity offerings (including the offering of Series E, Series M and other preferred equity offerings) or incurrence of indebtedness (including refinancings), except that the first $50 million of any common equity offering (including sales of shares of common stock under the Company’s “at-the-market” equity distribution program) is subject to a mandatory prepayment amount, which was increased from 25% of net proceeds to 35% of net proceeds in the Second Amendment.
Sources and Uses of Cash
We had approximately $78.6 million and $72.0 million of cash and cash equivalents at December 31, 2020 and December 31, 2019, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities. We anticipate using funds to pay for (i) capital expenditures for our thirteen hotel properties, estimated to be approximately $20 million to $24 million in fiscal year 2021 and (ii) debt interest payments are estimated to be approximately $28 million in 2021 based on future payments using the one month LIBOR rate as of December 31, 2020. This estimate will fluctuate based on changes in the one month LIBOR rate.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities were $(50.3) million and $66.3 million for the year ended December 31, 2020 and 2019, respectively. Cash flows from operations were impacted by the COVID-19 pandemic, changes in hotel operations of our twelve comparable hotel properties as well as the acquisition of The Ritz-Carlton Lake Tahoe on January 15, 2019. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2020, net cash flows used in investing activities were $16.5 million. These cash outflows were primarily attributable to $25.6 million of capital improvements made to various hotel properties offset by $9.0 million of insurance proceeds received related to Hurricane Irma.
For the year ended December 31, 2019, net cash flows used in investing activities were $226.4 million. These cash outflows were primarily attributable to $111.8 million for the acquisition of The Ritz-Carlton Lake Tahoe, $136.3 million of capital improvements made to various hotel properties and a $332,000 investment in OpenKey, partially offset by $10.3 million of net cash proceeds from the sale of FF&E pursuant to the ERFP, $11.0 million of insurance proceeds received related to Hurricane Irma and proceeds of $597,000 from the sale of our investment in Ashford Inc.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2020, net cash flows provided by financing activities were $49.6 million. Cash inflows primarily consisted of borrowings on indebtedness of $109.3 million, net proceeds of $13.3 million from the “at-the-market” common stock offering and $474,000 from the issuance of preferred stock, partially offset by repayments of indebtedness of $47.8 million, $16.2 million of dividend and distribution payments, $6.5 million of payments for loan costs and fees associated with loan forbearance, and distributions of $2.6 million to the holder of a noncontrolling interest in consolidated entities.
For the year ended December 31, 2019, net cash flows provided by financing activities were $32.1 million. Cash inflows primarily consisted of borrowings on indebtedness of $329.5 million and proceeds of $645,000 from the issuance of preferred stock, net of discounts and offering expenses, partially offset by $257.1 million for repayments of indebtedness, $33.4 million of dividend and distribution payments, $4.4 million for payments of loan costs and other fees and $2.7 million for distributions to the holder of a noncontrolling interest in consolidated entities.
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

Contractual Obligations and Commitments
The table below summarizes future obligations for principal and estimated interest payments on our debt and future minimum lease payments on our operating leases, each as of December 31, 2020, assuming no exercise of loan extension options (in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	> 5 Years	Total
Contractual obligations excluding extension options:
Long-term debt obligations (1)	$567,229	$232,495	$329,000	$—	$1,128,724
Estimated interest obligations (2)	20,464	21,889	3,151	—	45,504
Operating lease obligations	3,283	6,484	6,502	146,008	162,277
Capital commitments	12,232	—	—	—	12,232
Total contractual obligations	$603,208	$260,868	$338,653	$146,008	$1,348,737
____________________
(1)Certain loans contain extension options. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness”
(2)For variable-rate indebtedness, interest obligations are estimated based on the LIBOR interest rate as of December 31, 2020.
In addition to the amounts discussed above, we also have management agreements which require us to pay monthly management fees, incentive fees, group service fees and other general fees, if required. These management agreements expire from December 2023 through December 2065. See “Item 1. Business - Hotel Management Agreements.”
Some of our loan agreements contain financial and other covenants. If we violate these covenants, we could be required to repay a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. We were in compliance with all covenants at December 31, 2020.
Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. As of December 31, 2020, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and Spa and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of December 31, 2020, the Company is current on its rental payments.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. There was no impairment charge recorded for the year ended December 31, 2020.
Income Taxes. At December 31, 2020 and 2019, we had a valuation allowance of approximately $14.9 million and $11.6 million, respectively, to partially reserve our deferred tax assets of our TRSs. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2020, we had TRS net operating loss carry forwards for U.S. federal income tax purposes of $68.7 million, of which $54.0 million will begin to expire in 2023. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carry forwards subject to expiration may be available to offset future taxable income, if any, for 2023 through 2029, with the remainder available to offset taxable income beyond 2029; however, there could be substantial limitations on their use imposed by the Code. Management determined that it is more likely than not that $14.9 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 updates the effective dates for ASU 2016-13, but there is no change for public companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We adopted the standard effective January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards
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
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we excluded impairment on real estate, (gain) loss on insurance settlement, disposition of assets and sale of hotel property and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(124,677)	$1,196	$2,585
Interest expense and amortization of loan costs	45,104	54,507	49,653
Depreciation and amortization	73,371	70,112	57,383
Income tax expense (benefit)	(4,406)	1,764	2,432
Equity in (earnings) loss of unconsolidated entity	217	199	234
Company’s portion of EBITDA of OpenKey	(214)	(195)	(220)
EBITDA	(10,605)	127,583	112,067
Impairment charges on real estate	—	—	71
(Gain) loss on insurance settlement, disposition of assets and sale of hotel property	(10,149)	(25,165)	(15,738)
EBITDAre	(20,754)	102,418	96,400
Amortization of favorable (unfavorable) contract assets (liabilities)	834	651	195
Transaction and conversion costs	1,370	2,076	2,965
Other (income) expense	5,126	13,947	253
Write-off of loan costs and exit fees	3,920	647	4,178
Unrealized (gain) loss on investment in Ashford Inc.	—	(7,872)	8,010
Unrealized (gain) loss on derivatives	(4,959)	1,103	82
Non-cash stock/unit-based compensation	7,892	7,943	7,004
Legal, advisory and settlement costs	2,023	527	(241)
Uninsured hurricane and wildfire related costs	—	—	412
Company’s portion of adjustments to EBITDAre of OpenKey	13	25	7
Adjusted EBITDAre	$(4,535)	$121,465	$119,265

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2020 (in thousands) (unaudited):

	Year Ended December 31, 2020
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$(12,722)	$(4,013)	$(12,230)	$(4,360)	$766	$(4,772)	$(2,204)	$(10,642)	$(16,177)	$(294)	$(3,913)	$(6,001)	$4,844	$(71,718)	$(52,959)	$(124,677)
Non-property adjustments (2)	—	—	—	100	200	128	—	—	—	250	135	—	(10,149)	(9,336)	9,336	—
Interest income	(12)	(16)	—	—	—	—	—	(6)	(9)	(29)	—	(27)	(1)	(100)	100	—
Interest expense	—	—	—	1,474	2,426	1,865	2,281	—	—	4,634	1,769	—	2,283	16,732	24,963	41,695
Amortization of loan costs	—	—	—	145	282	153	13	—	—	334	136	—	104	1,167	2,242	3,409
Depreciation and amortization	7,648	5,032	6,667	3,126	3,006	2,441	4,562	8,768	12,028	5,992	2,772	3,949	7,380	73,371	—	73,371
Income tax expense (benefit)	—	(703)	—	—	—	—	—	(11)	—	—	—	—	(83)	(797)	(3,609)	(4,406)
Non-hotel EBITDA ownership expense (income)	10	53	175	533	27	99	325	258	463	615	968	346	246	4,118	(4,118)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	(5,076)	353	(5,388)	1,018	6,707	(86)	4,977	(1,633)	(3,695)	11,502	1,867	(1,733)	4,624	13,437	(24,045)	(10,608)
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	1,269	(88)	—	—	—	—	—	—	—	—	—	—	—	1,181	(1,181)	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	217	217
Company's portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(214)	(214)
Hotel EBITDA attributable to the Company and OP unitholders	$(3,807)	$265	$(5,388)	$1,018	$6,707	$(86)	$4,977	$(1,633)	$(3,695)	$11,502	$1,867	$(1,733)	$4,624	$14,618	$(25,223)	$(10,605)
_____________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2019. The results of The Ritz-Carlton Lake Tahoe are included from its acquisition date through December 31, 2019 (in thousands) (unaudited):

	Year Ended December 31, 2019
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$6,220	$9,817	$(24)	$(36)	$8,303	$868	$1,609	$(493)	$3,739	$(484)	$606	$10,124	$30,595	$70,844	$(69,648)	$1,196
Non-property adjustments (2)	—	—	—	—	(89)	(9)	—	1,186	—	(23)	—	—	(25,953)	(24,888)	24,888	—
Interest income	(57)	(75)	—	—	—	—	—	(20)	(16)	(69)	—	(48)	(2)	(287)	287	—
Interest expense	—	—	—	1,952	764	2,489	3,427	—	—	5,847	2,294	—	3,087	19,860	30,304	50,164
Amortization of loan costs	—	—	—	138	69	146	138	—	—	318	129	—	154	1,092	3,251	4,343
Depreciation and amortization	7,915	5,616	6,659	3,108	2,615	2,576	4,495	8,369	10,355	7,715	4,426	3,976	2,476	70,301	(189)	70,112
Income tax expense (benefit)	—	251	—	—	—	—	—	(42)	—	—	—	—	77	286	1,478	1,764
Non-hotel EBITDA ownership expense (income)	63	86	534	448	38	132	473	850	170	322	720	198	965	4,999	(4,999)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	14,141	15,695	7,169	5,610	11,700	6,202	10,142	9,850	14,248	13,626	8,175	14,250	11,399	142,207	(14,628)	127,579
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(3,535)	(3,924)	—	—	—	—	—	—	—	—	—	—	—	(7,459)	7,459	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	199	199
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(195)	(195)
Hotel EBITDA attributable to the Company and OP unitholders	$10,606	$11,771	$7,169	$5,610	$11,700	$6,202	$10,142	$9,850	$14,248	$13,626	$8,175	$14,250	$11,399	$134,748	$(7,165)	$127,583
__________________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2018. The results of The Ritz-Carlton Sarasota are included from its acquisition date through December 31, 2018, and the results of the Tampa Renaissance hotel are excluded since its disposition date (in thousands) (unaudited):

	Year Ended December 31, 2018
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	Plano Marriott Legacy Town Center	The Clancy	The Ritz-Carlton Sarasota	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Tampa Renaissance	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$6,345	$9,886	$(322)	$1,059	$8,972	$1,137	$1,852	$8,174	$83	$5,523	$(4,619)	$11,762	$5,623	$21,001	$76,476	$(73,891)	$2,585
Non-property adjustments (2)	—	—	229	—	60	—	—	—	(9)	—	—	—	—	(15,717)	(15,437)	15,437	—
Interest income	(30)	(48)	—	—	—	—	—	(14)	—	(7)	(42)	(32)	(1)	(1)	(175)	175	—
Interest expense	—	—	1,299	1,822	—	2,320	3,235	—	—	—	4,272	—	2,952	—	15,900	29,493	45,393
Amortization of loan costs	—	—	—	132	—	141	538	—	—	—	228	—	—	—	1,039	3,221	4,260
Depreciation and amortization	7,312	5,683	6,368	2,754	2,244	2,688	3,537	5,951	—	7,803	6,891	4,150	708	1,294	57,383	—	57,383
Income tax expense (benefit)	99	(81)	—	—	—	—	—	96	—	—	—	—	25	—	139	2,293	2,432
Non-hotel EBITDA ownership expense (income)	22	28	89	697	(369)	132	76	(169)	(74)	515	412	5	984	(52)	2,296	(2,296)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	13,748	15,468	7,663	6,464	10,907	6,418	9,238	14,038	—	13,834	7,142	15,885	10,291	6,525	137,621	(25,568)	112,053
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(3,437)	(3,867)	—	—	—	—	—	—	—	—	—	—	—	—	(7,304)	7,304	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	234	234
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(220)	(220)
Hotel EBITDA attributable to the Company and OP unitholders	$10,311	$11,601	$7,663	$6,464	$10,907	$6,418	$9,238	$14,038	$—	$13,834	$7,142	$15,885	$10,291	$6,525	$130,317	$(18,250)	$112,067
__________________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

We calculate FFO and Adjusted FFO in the following table. FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement, disposition of assets and sale of hotel property, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on convertible preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, amortization of loan costs, legal, advisory and settlement costs, advisory services incentive fee, other income/expense and non-cash items such as unrealized gain/loss on investments, interest expense accretion on refundable membership club deposits, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(124,677)	$1,196	$2,585
(Income) loss attributable to noncontrolling interest in consolidated entities	6,436	(2,032)	(2,016)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	12,979	1,207	751
Preferred dividends	(10,219)	(10,142)	(7,205)
Net income (loss) attributable to common stockholders	(115,481)	(9,771)	(5,885)
Depreciation and amortization on real estate (1)	70,426	66,933	54,350
Impairment charges on real estate	—	—	71
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(12,979)	(1,207)	(751)
Equity in (earnings) loss of unconsolidated entity	217	199	234
(Gain) loss on insurance settlement, disposition of assets and sale of hotel property	(10,149)	(25,165)	(15,738)
Company’s portion of FFO of OpenKey	(216)	(201)	(224)
FFO available to common stockholders and OP unitholders	(68,182)	30,788	32,057
Series B Cumulative Convertible Preferred Stock dividends	6,919	6,842	6,829
Transaction and conversion costs	1,370	2,076	2,965
Other (income) expense	5,126	13,947	253
Interest expense accretion on refundable membership club benefits	818	864	676
Write-off of loan costs and exit fees	3,920	647	4,178
Amortization of loan costs (1)	3,332	4,263	4,164
Unrealized (gain) loss on investment in Ashford Inc.	—	(7,872)	8,010
Unrealized (gain) loss on derivatives	(4,959)	1,103	82
Non-cash stock/unit-based compensation	7,892	7,943	7,004
Legal, advisory and settlement costs	2,023	527	(241)
Uninsured hurricane and wildfire related costs	—	—	412
Company’s portion of adjustments to FFO of OpenKey	13	28	7
Adjusted FFO available to common stockholders, OP unitholders and Series B Cumulative Convertible preferred stockholders on an “as converted” basis	$(41,728)	$61,156	$66,396
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization on real estate	$(2,945)	$(3,179)	$(3,033)
Amortization of loan costs	(77)	(80)	(96)

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
At December 31, 2020, our total indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at December 31, 2020, would be approximately $2.8 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2020, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Braemar Hotels & Resorts Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2021 expressed an adverse opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 2 and 18 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, Leases, and the associated amendments (Topic 842), using the modified retrospective method.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

COVID-19, Management’s Plans and Liquidity

As described in Note 1 of the Company’s financial statements, in March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Due to the widespread travel restrictions imposed by governments, the Company experienced postponements or cancellations of a significant number of business conferences and similar events and reduced occupancies at its hotel properties. Additionally, beginning on April 1, 2020, the Company did not make interest payments on some of its debt, which resulted in an event of default on some its property-level debt as well as its credit facility. These events of default were cured in 2020 as part of management’s plan to alleviate substantial doubt. Due to these events and conditions, the Company determined conditions existed that created substantial doubt about its ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. However, management’s plans, which primarily relied on currently available funds; amendments to debt agreements which were executed during 2020, including waivers on certain financial covenants; forecasted future cash flows, reduced operating expenses and suspended common stock dividends, alleviated the substantial doubt about the Company’s ability to continue as a going concern.

We identified the hotels’ forecasted future cash flows used in the going concern assessment as a critical audit matter. Auditing the hotel cash flows was especially challenging and required significant auditor judgment due to the uncertainties resulting from COVID-19 and its continuing impact on the hospitality industry as well as the Company, thereby creating challenges to forecast future hotel revenue trends or leverage historical information to forecast expected hotel revenue.

The primary procedures we performed to address the critical audit matter included:
•Comparing the hotels’ prior cash flow forecasts to actual results to assess the Company’s ability to accurately forecast future results.
•Assessing the reasonableness of management’s key assumptions, including projected revenue, in the forecasted future cash flows by (1) considering available industry data on revenue trends and (2) evaluating positive and negative evidence that support or contradict the conclusions reached by management.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 5, 2021

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Investments in hotel properties, gross	$1,784,849	$1,791,174
Accumulated depreciation	(360,259)	(309,752)
Investments in hotel properties, net	1,424,590	1,481,422
Cash and cash equivalents	78,606	71,995
Restricted cash	34,544	58,388
Accounts receivable, net of allowance of $227 and $153, respectively	13,557	19,053
Inventories	2,551	2,794
Prepaid expenses	4,405	4,992
Investment in unconsolidated entity	1,708	1,899
Derivative assets	—	582
Operating lease right-of-use assets	81,260	82,596
Other assets	14,898	13,018
Intangible assets, net	4,640	5,019
Due from related parties, net	991	551
Due from third-party hotel managers	12,271	16,638
Total assets	$1,674,021	$1,758,947
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,130,594	$1,058,486
Accounts payable and accrued expenses	61,758	94,919
Dividends and distributions payable	2,736	9,143
Due to Ashford Inc.	2,772	4,344
Due to third-party hotel managers	1,393	1,685
Operating lease liabilities	60,917	61,118
Other liabilities	18,077	17,508
Total liabilities	1,278,247	1,247,203
Commitments and contingencies (note 17)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 5,031,473 and 5,008,421 shares issued and outstanding at December 31, 2020 and December 31, 2019	106,949	106,920
Redeemable noncontrolling interests in operating partnership	27,655	41,570
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 38,274,770 and 32,885,217 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	382	329
Additional paid-in capital	541,870	519,551
Accumulated deficit	(266,010)	(150,629)
Total stockholders’ equity of the Company	276,258	369,267
Noncontrolling interest in consolidated entities	(15,088)	(6,013)
Total equity	261,170	363,254
Total liabilities and equity	$1,674,021	$1,758,947
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Rooms	$136,265	$303,848	$282,775
Food and beverage	50,263	115,085	94,671
Other	40,446	68,674	53,952
Total hotel revenue	226,974	487,607	431,398
Other	—	7	—
Total revenue	226,974	487,614	431,398
EXPENSES
Hotel operating expenses:
Rooms	38,054	70,297	62,498
Food and beverage	46,246	85,679	66,386
Other expenses	98,467	151,063	128,100
Management fees	7,210	16,573	15,648
Total hotel operating expenses	189,977	323,612	272,632
Property taxes, insurance and other	28,483	27,985	26,027
Depreciation and amortization	73,371	70,112	57,383
Impairment charges	—	—	71
Advisory services fee	18,486	20,527	20,012
Transaction costs	—	704	949
Corporate general and administrative	6,657	5,435	4,237
Total expenses	316,974	448,375	381,311
Gain (loss) on insurance settlement, disposition of assets and sale of hotel property	10,149	25,165	15,738
OPERATING INCOME (LOSS)	(79,851)	64,404	65,825
Equity in earnings (loss) of unconsolidated entity	(217)	(199)	(234)
Interest income	176	1,087	1,602
Other income (expense)	(5,126)	(13,947)	(253)
Interest expense and amortization of loan costs	(45,104)	(54,507)	(49,653)
Write-off of loan costs and exit fees	(3,920)	(647)	(4,178)
Unrealized gain (loss) on investment in Ashford Inc.	—	7,872	(8,010)
Unrealized gain (loss) on derivatives	4,959	(1,103)	(82)
INCOME (LOSS) BEFORE INCOME TAXES	(129,083)	2,960	5,017
Income tax (expense) benefit	4,406	(1,764)	(2,432)
NET INCOME (LOSS)	(124,677)	1,196	2,585
(Income) loss attributable to noncontrolling interest in consolidated entities	6,436	(2,032)	(2,016)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	12,979	1,207	751
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(105,262)	371	1,320
Preferred dividends	(10,219)	(10,142)	(7,205)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(115,481)	$(9,771)	$(5,885)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(3.39)	$(0.32)	$(0.19)
Weighted average common shares outstanding – basic	33,998	32,289	31,944
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(3.39)	$(0.32)	$(0.19)
Weighted average common shares outstanding – diluted	33,998	32,289	31,944
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME (LOSS)	$(124,677)	$1,196	$2,585
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(124,677)	1,196	2,585
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	6,436	(2,032)	(2,016)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	12,979	1,207	751
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(105,262)	$371	$1,320
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities		5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit		Total
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2017	—	$—	32,120	$321	$469,791	$(88,807)	$(4,753)	$376,552	4,966	$106,123	$46,627
Purchase of common stock	—	—	(31)	—	(323)	—	—	(323)	—	—	—
Equity-based compensation	—	—	—	—	5,182	—	—	5,182	—	—	1,822
Issuance of restricted shares/units	—	—	429	4	54	—	—	58	—	—	18
Forfeiture of restricted common shares	—	—	(6)	—	—	—	—	—	—	—	—
Issuance of preferred shares	1,600	16	—	—	37,841	—	—	37,857	—	—	—
Dividends declared – common stock ($0.64/share)	—	—	—	—	—	(20,695)	—	(20,695)	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,829)	—	(6,829)	—	—	—
Dividends declared – preferred stock - Series D ($0.2349/share)	—	—	—	—	—	(376)	—	(376)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,854)
Net income (loss)	—	—	—	—	—	1,320	2,016	3,336	—	—	(751)
Redemption value adjustment	—	—	—	—	—	(23)	—	(23)	—	—	23
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	$44,885
Impact of adoption of new accounting standard	—	—	—	—	—	(103)	—	(103)	—	—	—
Distribution of Ashford Inc. common stock	—	—	—	—	—	(3,509)	—	(3,509)	—	—	(456)
Purchase of common stock	—	—	(45)	—	(520)	—	—	(520)	—	—	—
Equity-based compensation	—	—	—	—	5,342	—	—	5,342	—	—	2,601
Issuance of restricted shares/units	—	—	260	2	(2)	—	—	—	—	—	8
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	42	797	—
Preferred shares issuance costs	—	—	—	—	(13)	—	—	(13)	—	—	—
Dividends declared – common stock ($0.64/share)	—	—	—	—	—	(21,302)	—	(21,302)	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,842)	—	(6,842)	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	(2,594)
Redemption/conversion of operating partnership units	—	—	165	2	2,199	—	—	2,201	—	—	(2,201)
Net income (loss)	—	—	—	—	—	371	2,032	2,403	—	—	(1,207)
Redemption value adjustment	—	—	—	—	—	(534)	—	(534)	—	—	534
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	$41,570
Purchase of common stock	—	—	(47)	—	(155)	—	—	(155)	—	—	—
Equity-based compensation	—	—	—	—	5,746	—	—	5,746	—	—	2,146
Issuance of restricted shares/units	—	—	379	3	(3)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(10)	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	23	29	—
Issuance of common stock	—	—	4,729	47	13,280	—	—	13,327	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	202	—	202	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,919)	—	(6,919)	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	270
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(105,262)	(6,436)	(111,698)	—	—	(12,979)
Redemption value adjustment	—	—	—	—	—	(102)	—	(102)	—	—	102
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	$27,655
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(124,677)	$1,196	$2,585
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	73,371	70,112	57,383
Equity-based compensation	7,892	7,943	7,004
Bad debt expense	727	444	501
Amortization of loan costs and capitalized default interest	854	4,343	4,260
Write-off of loan costs and exit fees	3,920	647	4,178
Amortization of intangibles	834	651	194
Amortization of non-refundable membership initiation fees	(440)	(181)	(36)
Interest expense accretion on refundable membership club deposits	818	864	676
Write-off of income guarantee	—	—	2,000
(Gain) loss on insurance settlement, disposition of assets and sale of hotel property	(10,149)	(25,165)	(15,738)
Impairment charges	—	—	71
Realized and unrealized (gain) loss on investment in Ashford Inc.	—	5,552	8,010
Realized and unrealized (gain) loss on derivatives	(24)	1,381	82
Net settlement of trading derivatives	698	(1,076)	102
Equity in (earnings) loss of unconsolidated entity	217	199	234
Deferred income tax expense (benefit)	(956)	764	(807)
Changes in operating assets and liabilities, exclusive of the effects of hotel acquisition:
Accounts receivable and inventories	4,057	(5,788)	5,249
Insurance receivable	—	—	8,825
Prepaid expenses and other assets	(1,460)	(2,228)	2,447
Accounts payable and accrued expenses	(10,499)	13,394	(8,172)
Operating lease right-of-use assets	541	518	—
Due to/from related parties, net	(440)	(775)	560
Due to/from third-party hotel managers	4,075	(5,484)	1,634
Due to/from Ashford Inc.	(1,674)	(555)	1,833
Operating lease liabilities	(223)	(194)	—
Other liabilities	2,251	(300)	(12,342)
Net cash provided by (used in) operating activities	(50,287)	66,262	70,733

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	9,037	11,020	32,364
Net proceeds from disposition of assets and sale of hotel property	—	10,300	65,336
Proceeds from sale of investment in Ashford Inc.	—	597	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	(111,751)	(184,960)
Investment in unconsolidated entity	(26)	(332)	(2,000)
Improvements and additions to hotel properties	(25,552)	(136,259)	(77,564)
Net cash provided by (used in) investing activities	(16,541)	(226,425)	(166,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	109,317	329,500	575,000
Repayments of indebtedness	(47,822)	(257,086)	(400,551)
Payments of loan costs and exit fees	(6,485)	(4,447)	(9,517)
Payments for derivatives	(92)	(115)	(362)
Purchase of common stock	(263)	(384)	(323)
Payments for dividends and distributions	(16,154)	(33,409)	(30,328)
Proceeds from issuance of preferred stock	474	645	37,954
Proceeds from issuance of common stock	13,259	—	—
Distributions to noncontrolling interest in consolidated entities	(2,639)	(2,654)	(2,654)
Other	—	8	18
Net cash provided by (used in) financing activities	49,595	32,058	169,237
Net change in cash, cash equivalents and restricted cash	(17,233)	(128,105)	73,146
Cash, cash equivalents and restricted cash at beginning of period	130,383	258,488	185,342
Cash, cash equivalents and restricted cash at end of period	$113,150	$130,383	$258,488

	Year Ended December 31,
	2020	2019	2018

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$27,900	$49,645	$43,886
Income taxes paid (refunded)	140	(11)	2,299
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$2,736	$9,143	$8,514
Common stock purchases accrued but not paid	28	136	—
Capital expenditures accrued but not paid	8,993	18,572	10,637
Non-cash dividends paid	—	—	58
Distribution of Ashford Inc. common stock	—	3,965	—
Non-cash loan proceeds associated with accrued interest	2,229	—	—
Non-cash loan principal associated with default interest and late charges	9,859	—	—
Unsettled common stock offering proceeds	68	—	—
Unsettled preferred stock offering proceeds	—	75	—
Accrued preferred stock offering expenses	—	33	97
Non-cash settlement of note receivable	—	—	8,098
Non-cash settlement of TIF loan	—	—	8,098
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$71,995	$182,578	$137,522
Restricted cash at beginning of period	58,388	75,910	47,820
Cash, cash equivalents and restricted cash at beginning of period	$130,383	$258,488	$185,342

Cash and cash equivalents at end of period	$78,606	$71,995	$182,578
Restricted cash at end of period	34,544	58,388	75,910
Cash, cash equivalents and restricted cash at end of period	$113,150	$130,383	$258,488
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2020, 2019 and 2018

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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to project management services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
The accompanying consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of December 31, 2020, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of December 31, 2020, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations.
As of December 31, 2020, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Corporation (“Hyatt”), Ritz-Carlton (Virgin Islands), Inc. and The Ritz-Carlton Hotel Company, L.L.C., each of which are affiliates of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Internal Revenue Code.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we have experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
operational. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially much longer. As a result, in March 2020, the Company fully drew down its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. See note 7 for term loan details.
All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the senior revolving credit facility agreement was eliminated by the First Amendment to the Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the senior revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. The Company also amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. On February 22, 2021, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement. The amendment provides an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. The amendment also allows the Company to utilize approximately $9.3 million of cash held in FF&E reserve accounts at certain properties for discretionary capital expenditures. As of December 31, 2020, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and Spa and executed a rent deferral letter with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of December 31, 2020, the Company is current on its rental payments.
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
As of December 31, 2020, the Company maintained unrestricted cash of $78.6 million and restricted cash of $34.5 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. As of December 31, 2020, there was also $12.3 million due to the Company from third-party hotel managers, which is the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed credit facility loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
The following items affect reporting comparability of our historical consolidated financial statements:
•on April 4, 2018, we acquired The Ritz-Carlton Sarasota. The operating results of the hotel property have been included in the results of operations as of its acquisition date;
•on June 1, 2018, we sold the Tampa Renaissance; and
•on January 15, 2019, we acquired The Ritz-Carlton Lake Tahoe. The operating results of the hotel property have been included in the results of operations as of its acquisition date.
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
Assets Held for Sale and Discontinued Operations—We classify assets as held for sale when we have obtained a firm commitment from a buyer, and consummation of the sale is considered probable and expected within one year. The related operations of assets held for sale are reported as discontinued if the disposal is a component of an entity or group of components that represents a strategic shift that has (or will have) a major effect on our operations and cash flows. Depreciation and amortization will cease as of the date assets have met the criteria to be deemed held for sale.
Investment in Unconsolidated Entity—As of December 31, 2020, we held a 8.2% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the years ended December 31, 2020, 2019 and 2018.
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
Intangible Assets, net—Intangible assets, net represents the customer relationships associated with The Ritz-Carlton Sarasota acquisition, which are amortized using the straight-line method over its expected useful life, which approximates amortization based on economic consumption. See note 20.

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
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. None of our derivative instruments are designated as cash flow hedges. Interest rate derivatives, credit default swaps and options on futures contracts are reported as “derivative assets” in our consolidated balance sheets. For interest rate derivatives and credit default swaps changes in fair value and realized gains and losses are recognized in earnings as “unrealized gain (loss) on derivatives” and “other income (expense),” respectively, in our consolidated statements of operations.
Due to/from Related Parties, net—Due to/from related parties, net, represent current receivables and payables resulting from transactions related to hotel management with a related party. Due to/from related parties is generally settled within a period not exceeding one year. See note 16.
Due to/from Ashford Inc.—Due to/from Ashford Inc. represents payables related to the advisory services fee, including reimbursable expenses as well as other hotel products and services. These payables are generally settled within a period not exceeding one year. See note 16.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at December 31, 2020 and 2019, and is reported in equity in our consolidated balance sheets.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2020, 2019 and 2018, we incurred advertising costs of $2.1 million, $4.5 million and $3.8 million, respectively. Advertising costs are included in “other” hotel expenses in our consolidated statements of operations.
Equity-Based Compensation—Prior to the adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in the third quarter of 2018, stock/unit-based compensation for non-employees was accounted for at fair value based on the market price of the shares at period end that resulted in recording expense, included in “advisory services fee” and “management fees,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Performance stock units (“PSUs”) and Performance Long-Term Incentive Plan (“Performance LTIP”) units granted to certain executive officers were accounted for at fair value at period end based on a Monte Carlo simulation valuation model that resulted in recording expense, included in “advisory services fee,” equal to the fair value of the award in proportion to the requisite service period satisfied during the period. Stock/unit grants to certain independent directors are recorded at fair value based on the market price of the shares/units at grant date, which amount is fully expensed as the grants of stock/units are fully vested on the date of grant and included in “corporate general and administrative” expense in the consolidated statements of operations.
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
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
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
Recently Adopted Accounting Standards—In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU sets forth an “expected credit loss” impairment model to replace the current “incurred loss” method of recognizing credit losses. The standard requires measurement and recognition of expected credit losses for most financial assets held. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019-10”). ASU 2019-10 updates the effective dates for ASU 2016-13, but there is no change for public companies. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2019-11”). ASU 2019-11, clarifies specific issues within the amendments of ASU 2016-13. We adopted the standard effective January 1, 2020 and the adoption of this standard did not have a material impact on our consolidated financial statements.
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
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$46,291	$13,573	$8,056	$—	$67,920
Colorado	1	12,847	6,178	6,529	—	25,554
Florida	2	33,829	17,009	14,446	—	65,284
Illinois	1	5,979	1,293	610	—	7,882
Pennsylvania	1	7,349	1,227	424	—	9,000
Washington	1	5,604	797	620	—	7,021
Washington, D.C.	1	7,595	3,519	1,604	—	12,718
USVI	1	16,771	6,667	8,157	—	31,595
Total	13	$136,265	$50,263	$40,446	$—	$226,974

	Year Ended December 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$115,826	$37,022	$15,930	$—	$168,778
Colorado	1	18,209	12,430	10,049	—	40,688
Florida	2	47,166	26,656	16,758	—	90,580
Illinois	1	25,366	7,839	1,565	—	34,770
Pennsylvania	1	26,016	4,738	1,133	—	31,887
Washington	1	29,235	6,633	1,629	—	37,497
Washington, D.C.	1	38,735	16,710	1,840	—	57,285
USVI	1	3,295	3,057	19,770	—	26,122
Corporate entities	—	—	—	—	7	7
Total	13	$303,848	$115,085	$68,674	$7	$487,614

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2018
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	4	$89,361	$23,874	$10,432	$—	$123,667
Colorado	1	18,349	12,022	9,921	—	40,292
Florida	2	35,395	19,156	11,290	—	65,841
Illinois	1	25,909	8,173	1,316	—	35,398
Pennsylvania	1	28,107	5,641	1,235	—	34,983
Washington	1	31,688	6,798	1,405	—	39,891
Washington, D.C.	1	39,191	14,752	1,138	—	55,081
USVI	1	6,604	1,379	13,651	—	21,634
Sold hotel properties	1	8,171	2,876	3,564	—	14,611
Corporate entities	—	—	—	—	—	—
Total	13	$282,775	$94,671	$53,952	$—	$431,398
For the years ended December 31, 2020, 2019 and 2018, the Company recorded revenue from business interruption losses associated with lost profits from hurricanes of $4.0 million, $19.3 million and $13.9 million, respectively. Additionally, during the year ended December 31, 2018, the Company recorded revenue of $1.9 million, net of deductibles of $500,000, for business interruption losses associated with lost profits at the Bardessono Hotel and Spa and Hotel Yountville as a result of the Napa wildfires. These revenues are included in “other” hotel revenue in our consolidated statements of operations.
For the year ended December 31, 2018, the Company recorded $3.4 million of business interruption income for the Tampa Renaissance related to a settlement for lost profits from the BP Deepwater Horizon oil spill in the Gulf of Mexico in 2010. These revenues are included in “other” hotel revenue in our consolidated statements of operations.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$455,298	$455,298
Buildings and improvements	1,190,437	1,173,151
Furniture, fixtures and equipment	127,692	129,595
Construction in progress	11,422	33,130
Total cost	1,784,849	1,791,174
Accumulated depreciation	(360,259)	(309,752)
Investments in hotel properties, net	$1,424,590	$1,481,422
The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $1.3 billion and $1.3 billion as of December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020, 2019 and 2018, depreciation expense was $72.8 million, $69.5 million and $56.8 million, respectively.
Impairment Charges and Insurance Recoveries
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
For the years ended December 31, 2020, 2019 and 2018, the Company received proceeds of $14.5 million, $36.6 million and $48.1 million, respectively, from our insurance carriers for property damage and business interruption from Hurricane Irma.
During the years ended December 31, 2020 and 2019, no impairment charges were recorded. During the year ended December 31, 2018, the Company recorded an impairment charge of $71,000, as a result of a change in estimate of property

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
damage as a result of the hurricanes Maria and Irma. During the year ended December 31, 2019, the Company recorded a loss of $1.2 million related to the disposition of FF&E resulting from the renovation at The Notary Hotel. As of December 31, 2019, the Company had a net liability of $2.2 million included in “other liabilities” on the consolidated balance sheet, as it had received insurance proceeds in excess of the sum of its impairment, remediation expenses and business interruption revenue recorded through December 31, 2019.
5. Hotel Disposition
On June 1, 2018, the Company sold the Tampa Renaissance hotel for $68.0 million in cash. The sale resulted in a gain of $15.7 million for the year ended December 31, 2018 and is included in “gain (loss) on insurance settlement, disposition of assets and sale of hotel property” in our consolidated statements of operations. Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our consolidated financial statements.
We included the results of operations for this hotel property through the date of disposition in net income (loss) as shown in our consolidated statements of operations for the year ended December 31, 2018, respectively. The following table includes the condensed financial information from this hotel property (in thousands):

Year Ended December 31, 2018
Total hotel revenue	$14,611
Total hotel operating expenses	(7,431)
Property taxes, insurance and other	(529)
Depreciation and amortization	(1,294)
Impairment charges	(12)
Gain (loss) on insurance settlement, disposition of assets and sale of hotel property	15,738
Operating income (loss)	21,083
Interest expense and amortization of loan costs	(791)
Income (loss) before income taxes	20,292
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(2,277)
Income (loss) before income taxes attributable to the Company	$18,015
6. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. An additional investment of $26,000 was made during the year ended December 31, 2020. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of December 31, 2020, the Company has made investments in OpenKey totaling $2.4 million.
Our investment is recorded as “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the years ended December 31, 2020, 2019 and 2018.
The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2020	December 31, 2019
Carrying value of the investment in OpenKey (in thousands)	$1,708	$1,899
Ownership interest in OpenKey	8.2%	8.6%

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Equity in earnings (loss) of unconsolidated entity	$(217)	$(199)	$(234)
7. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

				December 31, 2020		December 31, 2019
Indebtedness	Collateral	Maturity	Interest Rate	Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Secured revolving credit facility (3)	Equity	October 2022	Base Rate (2) + 1.25% to 2.50% or LIBOR (1) + 2.25% to 3.50%	$—	$—	$—	$—
Mortgage loan (4)	Park Hyatt Beaver Creek Resort & Spa	April 2021	LIBOR (1) + 2.75%	67,500	140,516	67,500	144,667
Mortgage loan (5)	The Notary Hotel	June 2021	LIBOR (1) + 2.16%	435,000	439,215	435,000	465,005
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (6)	The Ritz-Carlton St. Thomas	August 2021	LIBOR (1) + 3.95%	42,500	130,216	42,500	134,796
Mortgage loan (7)	Hotel Yountville	May 2022	LIBOR (1) + 2.55%	51,000	87,795	51,000	90,088
Mortgage loan (7)	Bardessono Hotel and Spa	August 2022	LIBOR (1) + 2.55%	40,000	56,645	40,000	59,542
Term loan (3)	Equity	October 2022	Base Rate (2) + 1.25% to 2.50% or LIBOR (1) + 2.25% to 3.50%	61,495	—	—	—
Mortgage loan (7)	The Ritz-Carlton Sarasota	April 2023	LIBOR (1) + 2.65%	100,000	163,814	100,000	166,023
Mortgage loan (7)	The Ritz-Carlton Lake Tahoe	January 2024	LIBOR (1) + 2.10%	54,000	113,821	54,000	115,988
Mortgage loan (8)	Capital Hilton	February 2024	LIBOR (1) + 1.70%	197,229	203,918	195,000	215,163
	Hilton La Jolla Torrey Pines
Mortgage loan (7)	Pier House Resort & Spa	September 2024	LIBOR (1) + 1.85%	80,000	88,650	80,000	90,150
				1,128,724	1,424,590	1,065,000	1,481,422
Capitalized default interest and late charges				7,304	—	—	—
Deferred loan costs, net				(5,434)	—	(6,514)	—
Indebtedness, net				$1,130,594	$1,424,590	$1,058,486	$1,481,422
__________________
(1)LIBOR rates were 0.144% and 1.763% at December 31, 2020 and December 31, 2019, respectively.
(2)Base Rate, as defined in the secured term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.
(3)Effective June 8, 2020, we amended our secured revolving credit facility totaling $75 million, which was the total borrowing capacity. In conjunction with the amendment, we repaid $10.0 million of principal and converted the facility to a term loan with a principal balance of $65 million. The amended term loan is interest only until March 2021 and bears interest at a rate of Base Rate + 1.25% - 2.50% or LIBOR + 2.25% - 3.5%, with a LIBOR floor of 0.50%.
(4)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in April 2020.
(5)Effective June 9, 2020, we executed a FF&E accommodation agreement for this mortgage loan. Terms of the agreement included lender-held reserves were made available to fund property-level operating expenses and monthly FF&E escrow deposits were waived through January 2021. This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in June 2020.
(6)The interest rate spread on this mortgage loan changed from 4.95% as of December 31, 2019, to 3.95% as of March 31, 2020, based on an appraisal received in accordance with the August 5, 2019 loan amendment. This mortgage loan has a LIBOR floor of 1.00%. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(7)Effective May 1, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included adding a LIBOR floor of 0.25%; deferral of interest payments for three months with the option to extend the interest payment deferral an additional three months, which was exercised in August 2020, with all deferred payments due at maturity; lender-held reserves were made available to fund property-level operating expenses; and monthly FF&E escrow deposits were waived through December 2020.
(8)Effective September 24, 2020, we executed a forbearance agreement for this mortgage loan. Terms of the agreement included deferral of interest payments for six months, lender-held reserves were made available to fund property-level operating expenses, and monthly FF&E escrow deposits were waived through December 2020. In conjunction with the forbearance agreement, deferred interest payments of $2.2 million were capitalized into the principal balance and are to be repaid in 12 monthly installments beginning January 2021.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On January 15, 2019, in connection with the acquisition of the 170-room Ritz-Carlton Lake Tahoe located in Truckee, California, the Company completed the financing of a $54.0 million mortgage loan. This mortgage loan provides for an interest rate of LIBOR + 2.10%. The mortgage loan is interest only and has a five year term.
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
On August 5, 2019, the Company amended its mortgage loan with an outstanding balance of $42.0 million with a new $42.5 million mortgage loan that is interest only, originally bearing interest at a rate of LIBOR + 4.95% with a two-year initial term and three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is secured by The Ritz-Carlton St. Thomas.
On September 30, 2019, the Company refinanced its mortgage loan with an outstanding balance of $70.0 million with a new $80.0 million mortgage loan that is interest only, bears interest at a rate of LIBOR + 1.85% and has a five-year term with no extension options. The mortgage loan is secured by the Pier House Resort & Spa.
On October 25, 2019, the Company entered into a new $75.0 million secured revolving credit facility which replaces the Company’s previous credit facility that was scheduled to mature on November 10, 2019. The new credit facility provides for a three-year revolving line of credit and bears interest at a range of 1.25% to 2.50% over Base Rate or 2.25% to 3.50% over LIBOR, depending on the leverage level of the Company. There are two, one-year extension options subject to the satisfaction of certain conditions. The new credit facility includes the opportunity to expand the borrowing capacity by up to $175.0 million to an aggregate size of $250.0 million. There was no amount outstanding on the Company’s previous credit facility as of December 31, 2019.
In April 2020, certain subsidiaries of the Company applied for and received loans from Key Bank, N.A. under the Payroll Protection Program (“PPP”), which was established under the CARES Act. All funds borrowed under the PPP totaling $34.3 million were returned on or before May 7, 2020.
On June 8, 2020, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment converted the $75 million Second Amended and Restated Credit Agreement, dated October 25, 2019 (the “Credit Facility”), which was a secured revolving credit facility, into a $65 million secured term loan. The Company had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also added principal amortization of $5 million per quarter commencing on March 31, 2021. The Amendment changes the terms of certain financial covenants that the Company was subject to under the Credit Facility. The Amendment has the same maturity date of October 25, 2022 but removes the two one-year extension options and also removes the Company’s ability to reborrow amounts that have been repaid.
On February 22, 2021, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement. The amendment provides an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. The amendment also allows the Company to utilize approximately $9.3 million of cash held in FF&E reserve accounts at certain properties for discretionary capital expenditures.
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
During the second and third quarter of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. As of December 31, 2020, no loans are in default. See note 16 for discussion of the loan modification agreement with Lismore Capital LLC (“Lismore”).
As of December 31, 2020, the Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during the year ended December 31, 2020, as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and will be amortized over the remaining term of the loan using the effective interest method. The amount of default interest and late charges capitalized into indebtedness as of December 31, 2020, was $9.9 million. The amount of principal amortization during the year ended December 31, 2020 was $2.6 million.
Maturities and scheduled amortization of indebtedness as of December 31, 2020, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2021	$567,229
2022	132,495
2023	100,000
2024	329,000
2025	—
Thereafter	—
Total	$1,128,724
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Year Ended December 31,
Interest rate caps:	2020	2019	2018
Notional amount (in thousands)	$602,500	$391,000	$727,000
Strike rate low end of range	3.00%	3.00%	2.43%
Strike rate high end of range	4.00%	7.80%	7.80%
Effective date range	March 2020 - June 2020	January 2019 - December 2019	February 2018 - December 2018
Termination date range	April 2021 - June 2021	March 2020 - October 2021	March 2019 - June 2020
Total cost of interest rate caps (in thousands)	$92	$115	$362

Interest rate floors:
Notional amount (in thousands)	$—	$2,000,000	$4,000,000
Strike rate low end of range		1.63%	1.38%
Strike rate high end of range		1.63%	2.00%
Effective date		January 2019	July 2018
Termination date		March 2020	June 2019 - September 2019
Total cost of interest rate floors (in thousands)	$—	$75	$138
_______________
No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	December 31, 2020	December 31, 2019
Notional amount (in thousands)	$779,000	$968,000
Strike rate low end of range	3.00%	3.00%
Strike rate high end of range	4.00%	7.80%
Termination date range	February 2021 - October 2021	January 2020 - October 2021
Aggregate principal balance on corresponding mortgage loans (in thousands)	$779,000	$870,000

Interest rate floors: (1) (2)
Notional amount (in thousands)	$—	$5,000,000
Strike rate low end of range		(0.25)%
Strike rate high end of range		1.63%
Termination date range		March 2020 - July 2020
_______________
(1)No instruments were designated as cash flow hedges.
(2)Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral.
Credit Default Swap Derivatives—We use credit default swaps, tied to the CMBX index, to hedge financial and capital market risk. A credit default swap is a derivative contract that functions like an insurance policy against the credit risk of an entity or obligation. The seller of protection assumes the credit risk of the reference obligation from the buyer (us) of protection in exchange for annual premium payments. If a default or a loss, as defined in the credit default swap agreements, occurs on the underlying bonds, then the buyer of protection is protected against those losses. The only liability for us, the buyer, is the annual premium and any change in value of the underlying CMBX index (if the trade is terminated prior to maturity). For all CMBX trades completed to date, we were the buyer of protection. Credit default swaps are subject to master-netting settlement arrangements and credit support annexes. Cash collateral is posted by us as well as our counterparties. We offset the fair value of the derivative and the obligation/right to return/reclaim cash collateral. The change in market value of credit default swaps is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparties when such change in market value is over $250,000. During the fourth quarter of 2020, we disposed of all CMBX credit default swaps. See note 9.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Fair Value Measurements
Fair Value Hierarchy—Our financial instruments measured at fair value either on a recurring or a non-recurring basis are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the market place as discussed below:
•Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that we have the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets.
•Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability.
Fair value of interest rate caps is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of credit default swaps is obtained from a third party who publishes various information including the index composition and price data (Level 2 inputs). The fair value of credit default swaps does not contain credit-risk-related adjustments as the change in fair value is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty. Fair value of interest rate floors is calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2020, the LIBOR interest rate forward curve (Level 2 inputs) assumed a downtrend from 0.144% to 0.131% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(2)	Total
December 31, 2020
Assets
Derivative assets:
Interest rate derivatives - caps (1)	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	(3)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Counterparty and Cash Collateral Netting(2)	Total
December 31, 2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$1	$—	$52	$53
Interest rate derivatives - caps	—	1	—	—	1
Credit default swaps	—	(550)	—	1,078	528
	$—	$(548)	$—	$1,130	$582	(3)
__________________
(1)As of December 31, 2020, the Company has outstanding interest rate caps. See note 8.
(2)Represents net cash collateral posted between us and our counterparties.
(3)Reported as “derivative assets” in our consolidated balance sheets.
Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2020		2019		2018
Assets
Derivative assets:
Interest rate derivatives - floors	$—		$(152)		$(179)
Interest rate derivatives - caps	(93)		(134)		(347)
Credit default swaps	117	(1)	(1,095)	(1)	444	(1)
Total derivative assets	$24		$(1,381)		$(82)

Non-derivative assets:
Investment in Ashford Inc.	$—		$(5,552)		$(8,010)
Total	$24		$(6,933)		$(8,092)
Total combined
Interest rate derivatives - floors	$3,615		$126		$(179)
Interest rate derivatives - caps	(93)		(134)		(347)
Credit default swaps	1,437		(1,095)		444
Options on futures contracts	—		—		—
Unrealized gain (loss) on derivatives	4,959		(1,103)		(82)
Realized gain (loss) on credit default swaps	(1,320)		—		—
Realized gain (loss) on interest rate floors	(3,615)	(2)	(278)	(2)	—
Unrealized gain (loss) on investment in Ashford Inc.	—		7,872		(8,010)
Realized gain (loss) on investment in Ashford Inc.	—		(13,424)		—
Net	$24		$(6,933)		$(8,092)
_______________
(1)Excludes costs associated with credit default swaps of $191, $253, $253 for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in “other income (expense)” in our consolidated statements of operations.
(2)Included in “other income (expense)” in our consolidated statements of operations.

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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$—	$—	$582	$582
Financial assets not measured at fair value:
Cash and cash equivalents	$78,606	$78,606	$71,995	$71,995
Restricted cash	34,544	34,544	58,388	58,388
Accounts receivable, net	13,557	13,557	19,053	19,053
Due from related parties, net	991	991	551	551
Due from third-party hotel managers	12,271	12,271	16,638	16,638
Financial liabilities not measured at fair value:
Indebtedness	$1,128,724	$884,325 to $977,411	$1,065,000	$1,003,863 to $1,109,532
Accounts payable and accrued expenses	61,758	61,758	94,919	94,919
Dividends and distributions payable	2,736	2,736	9,143	9,143
Due to Ashford Inc.	2,772	2,772	4,344	4,344
Due to third-party hotel managers	1,393	1,393	1,685	1,685
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from related parties, net, accounts payable and accrued expenses, dividends and distributions payable, due to Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Derivative assets. See notes 8 and 9 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 78.3% to 86.6% of the carrying value of $1.1 billion at December 31, 2020, and approximately 94.3% to 104.2% of the carrying value of $1.1 billion at December 31, 2019. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(105,262)	$371	$1,320
Less: Dividends on preferred stock	(10,219)	(10,142)	(7,205)
Less: Dividends on common stock	—	(24,145)	(20,495)
Less: Dividends on unvested performance stock units	—	(261)	—
Add: Claw back of dividends on cancelled performance stock units	202	—	114
Less: Dividends on unvested restricted shares	—	(405)	(314)
Undistributed net income (loss) allocated to common stockholders	(115,279)	(34,582)	(26,580)
Add back: Dividends on common stock	—	24,145	20,495
Distributed and undistributed net income (loss) - basic and diluted	$(115,279)	$(10,437)	$(6,085)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	33,998	32,289	31,944

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(3.39)	$(0.32)	$(0.19)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(3.39)	$(0.32)	$(0.19)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$405	$314
Income (loss) allocated to unvested performance stock units	—	261	(114)
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(12,979)	(1,207)	(751)
Dividends on preferred stock - Series B	6,919	6,842	6,829
Total	$(6,060)	$6,301	$6,278
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	22	51	55
Effect of unvested performance stock units	—	193	48
Effect of assumed conversion of operating partnership units	3,923	4,219	4,159
Effect of assumed conversion of preferred stock - Series B	6,728	6,581	6,569
Total	10,673	11,044	10,831
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200%of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of December 31, 2020, there were approximately 220,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees. During the years ended December 31, 2020, 2019 and 2018, approximately 211,000, 281,000 and 312,000 Performance LTIP units were cancelled due to the market condition criteria not being met, respectively.
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
On May 22, 2020, September 28, 2020 and December 15, 2020, approximately 17,000, 8,000 and 4,000 LTIP units, respectively, were issued to independent directors, with fair values of approximately $44,000, $20,000 and $19,000, respectively, which vested immediately upon grant and have been expensed during the year ended December 31, 2020. These grants represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors.
As of December 31, 2020, we have issued a total of approximately 1.1 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 104,000 LTIP units and 60,000 Performance LTIP units issued from March 2015 to December 2020, had reached full economic parity with, and are convertible into, common units.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Year Ended December 31,
Type	Line Item	2020	2019	2018
Performance LTIP units	Advisory services fee	$884	$1,144	$785
LTIP units	Advisory services fee	1,142	1,354	976
LTIP units - independent directors	Corporate, general and administrative	120	103	61
Total		$2,146	$2,601	$1,822
The unamortized cost of the unvested Performance LTIP units of $409,000 at December 31, 2020 will be expensed over a period of 2.0 years with a weighted average period of 1.7 years. The unamortized cost of the unvested LTIP units of $771,000 at December 31, 2020, will be amortized over a period of 2.2 years with a weighted average period of 1.4 years.
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Units outstanding at beginning of year	4,538	4,833	4,790
LTIP units issued	129	91	144
Performance LTIP units issued	160	60	211
Units redeemed for shares of common stock	(339)	(165)	—
Performance LTIP units cancelled	(211)	(281)	(312)
Units outstanding at end of year	4,277	4,538	4,833
Units convertible/redeemable at end of year	3,823	4,027	4,045
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	December 31, 2020	December 31, 2019
Redeemable noncontrolling interests in Braemar OP	$27,655	$41,570
Adjustments to redeemable noncontrolling interests (1)	$167	$65
Ownership percentage of operating partnership	9.43%	10.96%
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
We allocated net income (loss) to the redeemable noncontrolling interests and declared aggregate cash distributions to the holders of common units and holders of LTIP units, which are recorded as a reduction of redeemable noncontrolling interests in operating partnership, as illustrated in the table below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$12,979	$1,207	$751
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	3,050	2,854
Performance LTIP dividend claw back upon cancellation	(270)	—	—
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Year Ended December 31,
	2020		2019	2018
Common units converted to common stock	339		165	—
Fair value of common units converted	$390	(1)	$2,201	$—
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $3.5 million.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common stock dividends declared	$—	$21,302	$20,695
Claw back of dividends on cancelled Performance Stock Units	(202)	—	—
8.25% Series D Cumulative Preferred Stock—At December 31, 2020 and 2019, there were 1.6 million shares of 8.25% Series D cumulative preferred stock outstanding. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). In general, Series D cumulative preferred stock holders have no voting rights.
The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2020	2019	2018
Series D Cumulative Preferred Stock	$3,300	$3,300	$376
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
We repurchased approximately 47,000, 45,000 and 31,000 shares of our common stock in 2020, 2019 and 2018, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million. As of December 31, 2020, the Company has sold approximately 4.7 million shares of common stock and received proceeds of approximately $14.5 million under this program.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The issuance activity is summarized below (in thousands):

Year Ended December 31,
2020
Common shares issued	4,729
Gross proceeds received	$14,717
Commissions and other expenses	184
Net proceeds	$14,533
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(15.1) million and $(6.0) million at December 31, 2020 and 2019, respectively.
The following table summarizes the (income) loss allocated to noncontrolling interest in consolidated entities (in thousands):

	Year Ended December 31,
	2020	2019	2018
(Income) loss from consolidated entities attributable to noncontrolling interests	$6,436	$(2,032)	$(2,016)
14. 5.50% Series B Cumulative Convertible Preferred Stock
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
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. As of December 31, 2020, we have sold approximately 65,000 shares of our Series B Convertible Preferred Stock and received proceeds of approximately $1.2 million under this program.
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2020	2019
Series B Convertible Preferred Stock shares issued	23	42
Gross proceeds received	$439	$809
Commissions and other expenses	7	12
Net proceeds	$432	$797
Series B Convertible Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2020	2019	2018
Series B Convertible Preferred Stock	$6,919	$6,842	$6,829
15. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, as amended, we are authorized to grant 3.3 million restricted stock units or performance stock units of our common stock as incentive stock awards. At December 31, 2020, approximately 748,000 shares were available for future issuance under the 2013 Equity Incentive Plan.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
On May 22, 2020, September 28, 2020 and December 15, 2020, approximately 18,000, 9,000 and 5,000 shares of common stock, respectively, were issued to independent directors, with fair values of approximately $48,000, $23,000 and $22,000, respectively, which vested immediately upon grant and have been expensed during the year ended December 31, 2020. These grants represented a portion of the annual cash retainer for each independent director serving on the Company’s board of directors, resulting from the COVID-19 related modifications to our director compensation program discussed in note 12.
At December 31, 2020, the unamortized cost of unvested shares of restricted stock was $2.6 million, which is expected to be recognized over a period of 2.2 years with a weighted average period of 1.6 years.
The following table summarizes the stock-based compensation expense for restricted stock units (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Advisory services fee	$2,672	$2,468	$2,277
Management fees	133	155	219
Corporate general and administrative - Premier	71	72	—
Corporate general and administrative - independent directors	130	208	243
	$3,006	$2,903	$2,739
For the year ended December 31, 2018, approximately $640,000 of the compensation expense was related to the accelerated vesting of equity awards granted to one of our executive officers upon his death, in accordance with the terms of the awards.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2020		2019		2018
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	497	$11.89	441	$10.91	420	$11.87
Restricted shares granted	359	4.13	261	12.68	257	9.90
Restricted shares vested	(310)	9.81	(198)	10.75	(229)	11.54
Restricted shares forfeited	(10)	7.25	(7)	11.59	(7)	10.50
Outstanding at end of year	536	$7.98	497	$11.89	441	$10.91
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of grants of PSUs to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of PSUs actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature, and the PSUs were granted to non-employees. During the years ended December 31, 2020, 2019 and 2018, approximately 197,000, 119,000 and 262,000 PSUs were cancelled due to the market condition criteria not being met, respectively.
The following table summarizes the compensation expense for PSUs (in thousands):

	Year Ended December 31,
Line Item	2020	2019	2018
Advisory services fee	$2,695	$2,439	2,443
For the year ended December 31, 2018, approximately $1.6 million of the compensation expense was related to the accelerated vesting of PSUs granted to one of our executive officers upon his death, in accordance with the terms of the awards.
At December 31, 2020, the unamortized cost of unvested shares of PSUs was $2.1 million, which is expected to be recognized over a period of 2.0 years with a weighted average period of 1.5 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2020		2019		2018
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	420	$16.91	316	$12.29	381	$11.97
PSUs granted	225	3.51	223	19.96	197	13.43
PSUs canceled	(197)	13.43	(119)	10.42	(262)	12.67
Outstanding at end of year	448	$11.71	420	$16.91	316	$12.29

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Related Party Transactions
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
The minimum base fee for Braemar for each month will be equal to the greater of:
▪90% of the base fee paid for the same month in the prior year; and
▪1/12th of the G&A Ratio (as defined) multiplied by the total market capitalization of Braemar.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2020	2019	2018
Advisory services fee
Base advisory fee	$9,981	$10,834	$9,424
Reimbursable expenses (1)	1,790	2,289	2,072
Equity-based compensation (2)	7,393	7,404	6,481
Incentive fee (3)	(678)	—	2,035
Total	$18,486	$20,527	$20,012
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
(2)    Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
(3)    The $(678,000) incentive fee in 2020 is a result of not meeting the FCCR threshold required for paying the final installment of the incentive fee incurred in 2018.
As of December 31, 2020 and 2019, due from related parties, net included a $365,000 security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
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
In connection with the services provided by Lismore, Lismore shall be paid an advisory fee (the “Advisory Fee”) of up to 50 basis points (0.50% ) of the aggregate amount of the modifications, forbearances or refinancings of the Company’s mortgage and mezzanine debt and its secured revolving credit facility (the “Financing”), calculated and payable as follows: (i) 12.5 basis points (0.125%) of the aggregate amount of potential Financings upon execution of the Lismore Agreement; (ii) 12.5 basis points (0.125%) payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event the Company does not complete, for any reason, Financings during the term of the Lismore Agreement equal to or greater than $1,091,250,000, then the Company shall offset, against any fees owed by the Company or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by the Company to Lismore equal to the product of (x) the amount of Financings completed during the term of the Lismore Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing.
Upon entering into the agreement with Lismore, the Company made a payment of $1.4 million. No amount of this payment can be clawed back. As of December 31, 2020, the Company has also paid $1.4 million related to periodic installments of which $683,000 has been expensed in accordance with the agreement and $681,000 may be offset against future fees under the agreement that are eligible for claw back under the agreement. Further, the Company has paid $1.4 million in success fees under the agreement in connection with signed forbearance or other agreements, of which no amounts are available for claw back. As of December 31, 2020, the Company has paid Lismore approximately $4.1 million, of which $1.0 million is included in “other assets” on our consolidated balance sheets. For the year ended December 31, 2020, the Company has recognized expense of $3.1 million, respectively, which is included in “write-off of loan costs and exit fees” in our consolidated statements of operations.
On August 25, 2020, in light of the fact that Lismore negotiated access to the FF&E reserves but no forbearance on debt service for the $435 million mortgage loan secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy, the independent members of the board of directors of Ashford Inc. waived $1.6 million of Lismore success fees associated with items (ii) and (iii) above.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Hospitality Trust, Inc. (“Ashford Trust”), up to $15.0 million to fund the operations of Ashford Securities. Costs for all operating expenses of Ashford Securities that were contributed by Ashford Trust and Braemar will be expensed as incurred. These costs were allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “Initial True-up Date”) between Ashford Trust and Braemar whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the Initial True-Up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities.
On December 31, 2020, an Amended and Restated Contribution Agreement was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. The Initial True-Up Date did not occur, and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additionally, Braemar’s aggregate Capital Contributions under the Initial Contribution Agreement and the Amended and Restated Contribution Agreement shall not exceed $3.75 million unless otherwise agreed to in writing by Braemar.
As of December 31, 2020, Braemar has funded approximately $996,000. As of December 31, 2020 and December 31, 2019, $63,000 and $520,000, respectively, of the pre-funded amounts were included in “other assets” on our consolidated balance sheets.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2020	2019
Corporate, general and administrative	$658	$314
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
The initial term of the ERFP Agreement is two years (the “Initial Term”), unless earlier terminated pursuant to the terms of the ERFP Agreement. At the end of the Initial Term, the ERFP Agreement shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. As a result of The Ritz-Carlton Lake Tahoe acquisition, Braemar was entitled to receive $10.3 million from Ashford LLC in the form of future purchases of FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent free. As of December 31, 2020, Ashford LLC has remitted payments of $10.3 million to the Company as further described below.
On June 26, 2019 and July 1, 2019, the Company sold $1.4 million and $8.9 million, respectively, of hotel FF&E from Braemar hotel properties to Ashford LLC which was subsequently leased back to the Company rent free. In accordance with ASC 842, the Company evaluated the transactions and concluded that the transaction qualified as a sale. As a result, the Company recorded gains of $9,000 and $23,000, respectively, for the year ended December 31, 2019. The gains are recorded in “gain (loss) on insurance settlement, disposition of assets and sale of hotel property” in our consolidated statements of operations.
Under the applicable accounting guidance in ASC 842, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents as the related party lease has no economic substance because the related party lease is provided rent free. For the year ended December 31, 2020, the Company purchased FF&E of approximately $1.6 million from Ashford Inc. upon expiration of the underlying ERFP lease.
In 2015, prior to the inception of the ERFP program, $2.0 million of key money consideration was invested in FF&E by Ashford LLC to be used by Braemar, which represented all of the key money consideration for the Bardessono Hotel and Spa. Upon adoption of ASC 842, we evaluated this arrangement, which is accounted for as a lease that expired in 2020. Under the applicable guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense for rents. Upon expiration of the lease the underlying FF&E was purchased from Ashford Inc. for $200,000.

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
At December 31, 2020, Remington Hotels managed three of our thirteen hotel properties.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Prior to August 8, 2018, we paid Remington Lodging: a) monthly hotel management fees equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria are met; b) project management fees of up to 4% of project costs; c) market service fees including purchasing, design and construction management not to exceed 16.5% of project budget cumulatively, including project management fees; and d) other general and administrative expense reimbursements, primarily related to accounting services. This related party allocated such charges to us based on various methodologies, including headcount and actual amounts incurred.
Between August 8, 2018 and November 5, 2019, we paid Remington Lodging monthly hotel management fees equal to the greater of approximately $14,000 (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive hotel management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
The following table presents the fees related to our hotel and project management agreements with Remington Lodging prior to its transactions with Ashford Inc. (in thousands):

	Year Ended December 31,
	2019	2018
Hotel management fees, including incentive hotel management fees	$1,738	$1,762
Market service and project management fees	—	3,328
Corporate general and administrative	297	333
Total	$2,035	$5,423
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

		Year Ended December 31, 2020
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Assets	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	FF&E purchases	$1,816	$1,816		$—	$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	108	—	—	—	—	—	108	—	—
J&S Audio Visual	Audio visual services	592	—	—	592	—	—	—	—	—
Lismore Capital	Debt placement and related services	4,093	—	1,022	—	—	—	—	—	3,071
OpenKey	Mobile key app	38	—	—	—	38	—	—	—	—
Premier	Project management services	2,849	2,505	—	—	—	—	—	344	—
Pure Wellness	Hypoallergenic premium rooms	52	—	—	—	52	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	139	—	—	139	—	—	—	—	—
Remington Hotels	Hotel management services (3)	1,446	—	—	—	410	1,036	—	—	—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$135	$—	$—	$—	$—	$—	$135	$—	$—	$—
J&S Audio Visual	Audio visual services	560	—	—	560	—	—	—	—	—	—
Lismore Capital	Debt placement and related services	1,208	—	(995)	—	—	—	—	—	—	213
OpenKey	Mobile key app	34	—	—	—	34	—	—	—	—	—
Premier	Project management services	10,123	9,584	—	—	—	—	—	539	—	—
Pure Wellness	Hypoallergenic premium rooms	194	148	—	—	46	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	946	—	—	—	946	—	—	—	—	—
Remington Hotels	Hotel management services (3)	572	—	—	—	323	249	—	—	—	—

		Year Ended December 31, 2018
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Expenses	Corporate General and Administrative
Ashford LLC	Insurance claims services	$137	$—	$—	$—	$137
Lismore Capital	Debt placement and related services	999	—	(999)	—	—
OpenKey	Mobile key app	33	12	—	21	—
Pure Wellness	Hypoallergenic premium rooms	265	228	—	37	—
Premier	Project management services	3,958	3,958	—	—	—
RED Leisure	Watersports activities and travel/transportation services	720	—	—	720	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
(3)Other hotel expenses include incentive hotel management fees and other hotel management costs.
The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	December 31, 2020	December 31, 2019
Ashford LLC	Advisory services	$165	$1,606
Ashford LLC	FF&E purchases	1,816	—
Ashford LLC	Insurance claims services	12	44
J&S Audio Visual	Audio visual services	1	173
OpenKey	Mobile key app	3	—
Pure Wellness	Hypoallergenic premium rooms	—	3
Premier	Project management services	631	2,433
RED Leisure	Watersports activities and travel/transportation services	144	85
		$2,772	$4,344
As of December 31, 2020 and 2019, due from related parties, net included a net receivable from Remington Hotels of $626,000 and $185,000, respectively, primarily related to advances made by Braemar and accrued base and incentive management fees.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2020, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2020, we pay a monthly hotel management fee equal to the greater of approximately $14,000 per hotel (increased annually based on

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
consumer price index adjustments) or 3% of gross revenues, or in some cases 2.5% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II. Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of December 31, 2020, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is probable that the litigation will result in a loss due to a potential pre-trial settlement, in which case the Company estimates its potential loss will be approximately $500,000; however, it is entitled to indemnification for a portion of such loss. As of December 31, 2020, approximately $500,000 has been accrued.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members have until April 4, 2021 to opt out of the class. There is a Case Management Conference scheduled for March 5, 2021, at which time the parties expect the court to address the timing for any motions for summary judgment and trial. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because the class size has not yet been determined and there is uncertainty under California law with respect to a significant legal issue, we do not believe any potential loss to the Company is reasonably estimable at this time. As of December 31, 2020, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters, matters relating to compliance with applicable law (for example, the ADA and similar state laws. The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
Leases—We lease land under two non-cancelable operating ground leases, which expire in 2067 and 2065, related to our hotel properties in La Jolla, CA and Yountville, CA, respectively. The lease in La Jolla, CA contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term. The lease in Yountville, CA contains two 25-year extension options. These leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses. For the year ended December 31, 2018, we recognized rent expense of $5.7 million, which included contingent rent of $1.8 million. Rent expense is included in “other” hotel expenses in our consolidated statements of operations.
Capital Commitments—At December 31, 2020, we had capital commitments of $12.2 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
18. Leases
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
The majority of our leases are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2020.
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
As of December 31, 2020 and 2019, our leased assets and liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$81,260	$82,596

Liabilities
Operating lease liabilities	$60,917	$61,118

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We incurred the following lease costs related to our operating leases (in thousands):

		Year Ended December 31,
	Classification	2020	2019
Operating lease cost (1)	Hotel operating expenses - other	$4,373	$5,834
_______________________________________
(1) For the years ended December 31, 2020 and 2019, operating lease cost includes approximately $(305,000) and $1.4 million, respectively, of variable lease cost associated with the ground leases, with the credit in 2020 primarily caused by the ground lease percentage rent true-up for fiscal year 2019-2020 at Hilton La Jolla Torrey Pines. Additionally, we recorded $834,000 and $651,000, respectively, of amortization costs related to the intangible assets that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$3,261	$3,223
Weighted Average Remaining Lease Term
Operating leases (1)	47 years	47 years
Weighted Average Discount Rate
Operating leases (1)	4.98%	4.98%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and discount rates of the ground leases.
Future minimum lease payments due under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

Operating Leases
2021	3,283
2022	3,241
2023	3,243
2024	3,244
2025	3,258
Thereafter	146,008
Total future minimum lease payments (1)	162,277
Less: interest	(101,360)
Present value of operating lease liabilities	$60,917
_______________________________________
(1) Based on payment amounts as of December 31, 2020.
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
At December 31, 2020, twelve of our hotel properties were leased to TRS lessees and The Ritz-Carlton St. Thomas was owned by our USVI TRS. The TRS entities recognized net book income (loss) before income taxes of $(27.0) million, $31.0 million and $16.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax (expense) benefit at federal statutory income tax rate of 21%	$5,619	$(6,509)	$(3,452)
State income tax (expense) benefit, net of U.S. federal income tax benefit	3,136	107	(248)
State and local income tax (expense) benefit on pass-through entity subsidiaries	(5)	(16)	(64)
Gross receipts and margin taxes	(13)	(67)	(100)
Benefit of USVI Economic Development Commission credit	783	5,614	950
Other	311	16	(311)
Valuation allowance	(5,425)	(909)	793
Total income tax (expense) benefit	$4,406	$(1,764)	$(2,432)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$3,431	$(765)	$(2,536)
State	19	(235)	(703)
Total current income tax (expense) benefit	3,450	(1,000)	(3,239)
Deferred:
Federal	1,262	(357)	(80)
State	(306)	(407)	887
Total deferred income tax (expense) benefit	956	(764)	807
Total income tax (expense) benefit	$4,406	$(1,764)	$(2,432)
For the years ended December 31, 2020, 2019 and 2018, income tax expense included interest and penalties paid to taxing authorities of $7,000, $27,000 and $18,000, respectively. At December 31, 2020 and 2019, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2020 and 2019, our net deferred tax asset, included in “other assets,” and net deferred tax liability, included in “accounts payable and accrued expenses,” respectively, on our consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Tax intangibles basis greater than book basis	$718	$1,101
Allowance for doubtful accounts	50	36
Unearned income	1,314	469
Federal and state net operating losses	14,166	13,344
Capital Loss Carryforward	523	192
Other	399	(4)
Accrued expenses	465	659
Tax property basis greater than book basis	(2,721)	(2,910)
Prepaid expenses	(91)	(2,377)
Net deferred tax asset	14,823	10,510
Valuation allowance	(14,938)	(11,581)
Net deferred tax asset (liability)	$(115)	$(1,071)
At December 31, 2020 and 2019, we recorded a valuation allowance of $14.9 million and $11.6 million, respectively, to partially reserve the deferred tax assets of our TRSs. Primarily as a result of the limitation imposed by the Code on the utilization of net operating losses of acquired subsidiaries and the history of losses of our USVI TRS, we believe it is more likely than not that $14.9 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2020, we had TRSs net operating loss carryforwards for U.S. federal income tax purposes of $68.7 million, of which $54.0 million will begin to expire in 2023. The remainder was generated after December 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. $53.3 million of net operating loss carryforwards are attributable to acquired subsidiaries and are subject to substantial limitation on their use. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$11,581	$14,483	$15,422
Additions	3,357	—	—
Deductions	—	(2,902)	(939)
Balance at end of year	$14,938	$11,581	$14,483
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2028, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $0, $807,000 and $40,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The benefit of the tax holiday on net income (loss) per share was approximately, $0.00, $0.02 and $0.00 for the years ended December 31, 2020, 2019 and 2018, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted. For the year ended December 31, 2020, the CARES Act allowed us to record a tax benefit of $3.4 million for the 2020 net operating loss at our TRS that will be carried back to prior tax years.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, and extended several COVID-19 tax related measures passed as part of the “CARES Act”. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended December 31, 2020. The Consolidated Appropriations Act, 2021 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
20. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	December 31,
	2020	2019
Cost	$5,682	$5,682
Accumulated amortization	(1,042)	(663)
	$4,640	$5,019
As of December 31, 2018, intangible assets represented favorable market-rate leases which relate to the acquisitions of the Hilton La Jolla Torrey Pines hotel in La Jolla, CA and the Bardessono Hotel and Spa in Yountville, CA, which are being amortized over the lease terms with expiration dates of 2067 and 2105, respectively. Intangible assets also include the customer relationships associated with The Ritz-Carlton Sarasota acquisition on April 4, 2018. The customer relationships are being amortized over the 15 year expected life.
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
Following the adoption of ASC 842 on January 1, 2019, we derecognized the intangible assets associated with favorable market-rate leases where we are the lessee in the amount of $22.3 million. The carrying amount of the ROU assets was then adjusted by the corresponding amount. See notes 2 and 18. As a result, as of December 31, 2020, intangible assets include the customer relationships associated with The Ritz-Carlton Sarasota acquisition only.
For the years ended December 31, 2020, 2019 and 2018, amortization related to intangible assets was $379,000, $379,000 and $549,000, respectively, and amortization related to the intangible liability was $0, $0 and $23,000, respectively.
Estimated future amortization expense for intangible assets, net for each of the next five years and thereafter is as follows (in thousands):

Intangible Assets, net
2021	$379
2022	379
2023	379
2024	379
2025	379
Thereafter	2,745
Total	$4,640

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
21. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2020, four of our hotel properties generated revenues in excess of 10% of total hotel revenue amounting to 59% of total hotel revenue.
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
22. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2020 and December 31, 2019, all of our hotel properties were in the U.S. and its territories.
23. Subsequent Events
On February 4, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd. (“YA”), pursuant to which the Company will be able to sell up to 7,780,786 shares of its common stock. As of March 3, 2021, the Company has sold approximately 1.2 million shares of common stock and received proceeds of approximately $6.4 million have been sold under the SEDA.
On February 22, 2021, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement. The amendment provides an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. The amendment also allows the Company to utilize approximately $9.3 million of cash held in FF&E reserve accounts at certain properties for discretionary capital expenditures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, as a result of the material weakness in our internal control over financial reporting related to the accounting for troubled debt restructurings described below that was identified in the third quarter of 2020 and for which it was not possible for the Company to remediate during the fourth quarter of 2020 because there were no similar transactions to evaluate, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2020, our internal control over financial reporting is not effective.
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
The Company’s previously issued financial results for the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020 were corrected in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 to properly reflect the correct accounting for troubled debt restructurings.

To prevent future material weaknesses from arising in similar circumstances, during the fourth quarter of 2020, the Company designed a new control whereby management will engage a third-party accounting expert to assist management in assessing the accounting for similar transactions in its consolidated financial statements. However, the Company did not enter into any similar transactions during the fourth quarter of 2020, and therefore it was not possible for the Company to test whether the new control was designed and operating effectively as of December 31, 2020. As a result, the material weakness still exists as of December 31, 2020.
We reviewed the results of management’s assessment with the audit committee of our board of directors.
Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-Kare fairly stated in all material respects in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by BDO USA LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas
Opinion on Internal Control over Financial Reporting
We have audited Braemar Hotels & Resorts Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated March 5, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective controls over accounting for troubled debt restructurings has been identified and is more fully described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 5, 2021 on those financial statements.
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
/s/ BDO USA, LLP
Dallas, Texas
March 5, 2021

Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 120 through 165 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 176 through page 177 hereof.
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
3.1.1
Amendment Number One to the Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017) (File No. 001-35972)

3.1.2
Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018) (File No. 001-35972)

3.1.3
Articles of Amendment of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-234663) filed with the SEC on January 24, 2020)

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
3.5
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6.1
Articles Supplementary Establishing Additional Shares of the Series B Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on March 3, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

3.6.2
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2019) (File No. 001-35972)

3.7
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.8
Articles Supplementary for the Series D Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2018) (File No. 001-35972)

3.9
Articles Supplementary Establishing the Series E Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.14 to Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-234663) filed with the SEC on January 24, 2020)

3.10
Articles Supplementary Establishing the Series M Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.15 to Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-234663) filed with the SEC on January 24, 2020)

4.1
Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013) (File No. 001-35972)

4.2
Preemptive Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc. and certain investors in the Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 15, 2015) (File No. 001-35972)

4.3
Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and certain holders of the Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.4
Preemptive Rights Agreement, dated as of December 4, 2015, by and among the Company and the Series B Investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

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

10.1.3
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

10.19†	Amended and Restated Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.43 to the Annual Report on Form 10-K filed on February 28, 2017) (File No. 001-35972)
10.20†	Amended and Restated Form of Performance LTIP Unit Award Agreement (filed as Exhibit 10.44 to the Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35972)
10.21†	Form of LTIP Unit Award Agreement (filed as Exhibit 10.21 to the Annual Report on Form 10-K filed on March 13, 2020) (File No. 001-35972)
10.22†	Form of Performance LTIP Unit Award Agreement (filed as Exhibit 10.22 to the Annual Report on Form 10-K filed on March 13, 2020) (File No. 001-35972)
10.23†	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.23 to the Annual Report on Form 10-K filed on March 13, 2020) (File No. 001-35972)
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

10.26.1
Second Amended and Restated Credit Agreement, dated as of October 25, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2019) (File No. 001-35972)

10.26.2	First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 11, 2020)
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

10.33	Letter Agreement, dated March 13, 2020, by and between Remington Lodging & Hospitality, LLC and Braemar TRS Corporation (incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 16, 2020)
21.1*	List of Subsidiaries of Braemar Hotels & Resorts Inc.
21.2*	List of Special Purpose Entities of Braemar Hotels & Resorts Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**
Certification of the Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended (In accordance with SEC Release 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.)

32.2**
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
** Furnished herewith
† Management contract or compensatory plan or arrangement.
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iii) Consolidated Statements of Equity;(iv)Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2021.

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 5, 2021
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2021
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 5, 2021
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2021
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 5, 2021
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	March 5, 2021
Curtis B. McWilliams

/s/ MATTHEW D. RINALDI	Director	March 5, 2021
Matthew D. Rinaldi

/s/ KENNETH H. FEARN, JR.	Director	March 5, 2021
Kenneth H. Fearn, Jr.

/s/ ABTEEN VAZIRI	Director	March 5, 2021
Abteen Vaziri

/s/ MARY CANDACE EVANS	Director	March 5, 2021
Mary Candace Evans

SCHEDULE III
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Capital Hilton	Washington D.C.	$108,223	$45,721	$106,245	$—	$36,991	$45,721	$143,236	$188,957	$60,571	—	04/2007	(1),(2),(3)
Hilton La Jolla Torrey Pines	La Jolla, CA	89,006	—	114,614	—	9,856	—	124,470	124,470	48,938	—	04/2007	(1),(2),(3)
Marriott Seattle Waterfront	Seattle, WA	134,700	31,888	112,176	—	6,241	31,888	118,417	150,305	43,057	—	04/2007	(1),(2),(3)
The Notary Hotel	Philadelphia, PA	84,600	9,814	94,029	—	38,562	9,814	132,591	142,405	50,756	—	04/2007	(1),(2),(3)
The Clancy	San Francisco, CA	116,300	22,653	72,731	—	67,013	22,653	139,744	162,397	53,222	—	04/2007	(1),(2),(3)
Sofitel Chicago Magnificent Mile	Chicago, IL	99,400	12,631	140,369	—	12,018	12,631	152,387	165,018	33,875	—	02/2014	(1),(2),(3)
Pier House Resort & Spa	Key West, FL	80,000	59,731	33,011	—	6,272	59,731	39,283	99,014	10,364	—	03/2014	(1),(2),(3)
Bardessono Hotel and Spa	Yountville, CA	40,000	—	64,184	—	3,968	—	68,152	68,152	11,507	—	07/2015	(1),(2),(3),(4)
Hotel Yountville	Yountville, CA	51,000	47,849	48,567	—	(321)	47,849	48,246	96,095	8,300	—	05/2017	(1),(2),(3)
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	67,500	89,117	56,383	—	4,932	89,117	61,315	150,432	9,916	—	03/2017	(1),(2),(3)
The Ritz-Carlton Sarasota	Sarasota, FL	100,000	83,630	99,782	—	(5,340)	83,630	94,442	178,072	14,258	—	04/2018	(1),(2),(3)
The Ritz-Carlton St. Thomas	St. Thomas, USVI	42,500	25,533	38,467	—	76,466	25,533	114,933	140,466	10,250	—	12/2015	(1),(2),(3)
The Ritz-Carlton Lake Tahoe	Truckee, CA	54,000	26,731	91,603	—	732	26,731	92,335	119,066	5,245	—	01/2019	(1),(2),(3)
Total		$1,067,229	$455,298	$1,072,161	$—	$257,390	$455,298	$1,329,551	$1,784,849	$360,259
__________________
(1)Estimated useful life for buildings is 39 years.
(2)Estimated useful life for building improvements is 7.5 years.
(3)Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4)Amount includes transfer of FF&E to Ashford Inc. in return for the key money consideration.

	Year Ended December 31,
	2020	2019	2018
Investment in real estate:
Beginning balance	$1,791,174	$1,562,806	$1,403,110
Additions	16,067	262,541	267,224
Write-offs	(22,392)	(14,445)	(22,134)
Impairment	—	(476)	(5,885)
Sales/disposals	—	(19,252)	(79,509)
Ending balance	$1,784,849	$1,791,174	$1,562,806
Accumulated depreciation:
Beginning balance	309,752	262,905	257,268
Depreciation expense	72,899	69,195	56,884
Impairment	—	(105)	(3,570)
Write-offs	(22,392)	(14,445)	(22,134)
Sales/disposals	—	(7,798)	(25,543)
Ending balance	$360,259	$309,752	$262,905
Investment in real estate, net	$1,424,590	$1,481,422	$1,299,901