Form 10-Q
period 2021-03-31
Braemar Hotels & Resorts Inc.
filed 2021-05-07
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2021
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
Suite 1200
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	47,891,046
(Class)	Outstanding at May 5, 2021

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Investments in hotel properties, gross	$1,782,753	$1,784,849
Accumulated depreciation	(376,243)	(360,259)
Investments in hotel properties, net	1,406,510	1,424,590
Cash and cash equivalents	85,684	78,606
Restricted cash	39,322	34,544
Accounts receivable, net of allowance of $275 and $227, respectively	17,583	13,557
Inventories	2,383	2,551
Prepaid expenses	6,830	4,405
Investment in unconsolidated entity	1,644	1,708
Operating lease right-of-use assets	80,985	81,260
Other assets	15,646	14,898
Intangible assets, net	4,546	4,640
Due from related parties, net	1,052	991
Due from third-party hotel managers	18,565	12,271
Total assets	$1,680,750	$1,674,021
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,118,824	$1,130,594
Accounts payable and accrued expenses	74,098	61,758
Dividends and distributions payable	2,569	2,736
Due to Ashford Inc.	2,115	2,772
Due to third-party hotel managers	1,725	1,393
Operating lease liabilities	60,857	60,917
Other liabilities	18,833	18,077
Total liabilities	1,279,021	1,278,247
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 4,545,016 and 5,031,473 shares issued and outstanding at March 31, 2021 and December 31, 2020	96,609	106,949
Redeemable noncontrolling interests in operating partnership	28,162	27,655
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 43,465,880 and 38,274,770 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	434	382
Additional paid-in capital	571,288	541,870
Accumulated deficit	(278,445)	(266,010)
Total stockholders’ equity of the Company	293,293	276,258
Noncontrolling interest in consolidated entities	(16,335)	(15,088)
Total equity	276,958	261,170
Total liabilities and equity	$1,680,750	$1,674,021
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUE
Rooms	$54,323	$70,468
Food and beverage	16,629	28,803
Other	12,896	18,249
Total hotel revenue	83,848	117,520
EXPENSES
Hotel operating expenses:
Rooms	11,015	17,880
Food and beverage	13,952	23,901
Other expenses	28,543	42,090
Management fees	2,532	3,877
Total hotel operating expenses	56,042	87,748
Property taxes, insurance and other	7,264	7,660
Depreciation and amortization	18,353	18,338
Advisory services fee	4,795	5,069
Corporate general and administrative	1,600	1,932
Total expenses	88,054	120,747
Gain (loss) on insurance settlement and disposition of assets	499	—
OPERATING INCOME (LOSS)	(3,707)	(3,227)
Equity in earnings (loss) of unconsolidated entity	(64)	(40)
Interest income	9	129
Other income (expense)	—	(138)
Interest expense and amortization of loan costs	(6,756)	(11,897)
Write-off of loan costs and exit fees	(351)	—
Unrealized gain (loss) on derivatives	(20)	1,156
INCOME (LOSS) BEFORE INCOME TAXES	(10,889)	(14,017)
Income tax (expense) benefit	(145)	(1,370)
NET INCOME (LOSS)	(11,034)	(15,387)
(Income) loss attributable to noncontrolling interest in consolidated entities	1,247	572
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,079	1,885
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(8,708)	(12,930)
Preferred dividends	(2,388)	(2,555)
Gain (loss) on extinguishment of preferred stock	(73)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,169)	$(15,485)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.28)	$(0.48)
Weighted average common shares outstanding – basic	39,605	32,474
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.28)	$(0.48)
Weighted average common shares outstanding – diluted	39,605	32,474
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$(11,034)	$(15,387)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(11,034)	(15,387)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	1,247	572
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,079	1,885
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(8,708)	$(12,930)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—
Equity-based compensation	—	—	—	—	1,096	—	—	1,096	—	—	320
Issuance of common stock	—	—	3,205	32	18,277	—		18,309	—	—	—
Issuance of restricted shares/units	—	—	504	5	(5)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,563)	—	(1,563)	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Net income (loss)	—	—	—	—	—	(8,708)	(1,247)	(9,955)	—	—	(1,079)
Extinguishment of preferred stock	—	—	1,535	15	10,398	(73)	—	10,340	(486)	(10,340)	—
Redemption value adjustment	—	—	—	—	—	(1,266)	—	(1,266)	—	—	1,266
Balance at March 31, 2021	1,600	$16	43,466	$434	$571,288	$(278,445)	$(16,335)	$276,958	4,545	$96,609	$28,162

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	$41,570
Purchase of common stock	—	—	(20)	—	(82)	—	—	(82)	—	—	—
Equity-based compensation	—	—	—	—	1,424	—	—	1,424	—	—	561
Issuance of restricted shares/units	—	—	311	3	(3)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(4)	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	23	432	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,730)	—	(1,730)	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(12,930)	(572)	(13,502)	—	—	(1,885)
Redemption value adjustment	—	—	—	—	—	6	—	6	—	—	(6)
Balance at March 31, 2020	1,600	$16	33,511	$335	$524,341	$(166,108)	$(9,224)	$349,360	5,031	$107,352	$36,786
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,034)	$(15,387)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18,353	18,338
Equity-based compensation	1,416	1,985
Bad debt expense	70	269
Amortization of loan costs and capitalized default interest	(583)	1,071
Write-off of loan costs and exit fees	351	—
Amortization of intangibles	138	207
Amortization of non-refundable membership initiation fees	(194)	(82)
Interest expense accretion on refundable membership club deposits	202	213
(Gain) loss on insurance settlement and disposition of assets	(499)	—
Realized and unrealized (gain) loss on derivatives	20	(1,081)
Net settlement of trading derivatives	—	1,330
Equity in (earnings) loss of unconsolidated entity	64	40
Deferred income tax expense (benefit)	(174)	(5)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(3,699)	4,003
Prepaid expenses and other assets	(3,514)	(2,719)
Accounts payable and accrued expenses	16,129	(8,315)
Operating lease right-of-use assets	137	134
Due to/from related parties, net	(61)	(303)
Due to/from third-party hotel managers	(5,480)	(337)
Due to/from Ashford Inc.	(363)	(439)
Operating lease liabilities	(60)	(54)
Other liabilities	748	267
Net cash provided by (used in) operating activities	11,967	(865)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	—	948
Net proceeds from disposition of assets	200	—
Investment in unconsolidated entity	—	(26)
Improvements and additions to hotel properties	(4,692)	(7,509)
Net cash provided by (used in) investing activities	(4,492)	(6,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	—	75,000
Repayments of indebtedness	(10,832)	—
Payments of loan costs and exit fees	(365)	—
Payments for derivatives	(20)	(37)
Purchase of common stock	(28)	(28)
Payments for dividends and distributions	(2,555)	(8,490)
Proceeds from issuance of preferred stock	—	474
Proceeds from issuance of common stock	18,181	—
Distributions to noncontrolling interest in consolidated entities	—	(2,639)
Net cash provided by (used in) financing activities	4,381	64,280
Net change in cash, cash equivalents and restricted cash	11,856	56,828
Cash, cash equivalents and restricted cash at beginning of period	113,150	130,383
Cash, cash equivalents and restricted cash at end of period	$125,006	$187,211

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,892	$10,601
Income taxes paid (refunded)	(41)	690

	Three Months Ended March 31,
	2021	2020

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$2,569	$3,208
Common stock purchases accrued but not paid	348	82
Capital expenditures accrued but not paid	4,628	17,040
Accrued but unpaid financing costs	—	1,364
Accrued common stock offering expense	101	—
Unsettled common stock offering proceeds	297	—
Accrued preferred stock offering expenses	—	25
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$78,606	$71,995
Restricted cash at beginning of period	34,544	58,388
Cash, cash equivalents and restricted cash at beginning of period	$113,150	$130,383

Cash and cash equivalents at end of period	$85,684	$141,793
Restricted cash at end of period	39,322	45,418
Cash, cash equivalents and restricted cash at end of period	$125,006	$187,211
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages three of our thirteen hotel properties. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of March 31, 2021, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Internal Revenue Code related to operating hotels. As of March 31, 2021, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of March 31, 2021, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Corporation (“Hyatt”), Ritz-Carlton (Virgin Islands), Inc. and The Ritz-Carlton Hotel Company, L.L.C., each of which are affiliates of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Internal Revenue Code.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially much longer. As a result, in March 2020, the Company fully drew down its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. See note 6 for term loan details.
All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the secured revolving credit facility agreement was eliminated by the First Amendment to the Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the secured revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. The Company also amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. On February 22, 2021, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement. The amendment provides an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. The amendment also allows the Company to utilize approximately $9.3 million of cash held in FF&E reserve accounts at certain properties for discretionary capital expenditures. As of March 31, 2021, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and Spa and executed a rent deferral letter with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of March 31, 2021, the Company is current on its rental payments.
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
As of March 31, 2021, the Company maintained unrestricted cash of $85.7 million and restricted cash of $39.3 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. For the three months ended March 31, 2021, cash flows provided by operating activities was approximately $12.0 million. The Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. As of March 31, 2021, there was also $18.6 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic fully subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed term loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission (“SEC”) on March 5, 2021.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Recently Adopted Accounting Standards—In January 2020, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2020-01, Investments – Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted. We adopted the standard effective January 1, 2021 and the adoption of this standard did not have a material impact on our consolidated financial statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Recently Issued Accounting Standards—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”) to provide guidance and relief for transitioning to alternative reference rates. ASU 2021-01 is effective immediately for all entities. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Three Months Ended March 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$12,745	$4,232	$2,261	$19,238
Colorado	1	6,380	2,978	2,393	11,751
Florida	2	16,351	5,640	5,177	27,168
Illinois	1	1,420	236	132	1,788
Pennsylvania	1	1,241	5	119	1,365
Washington	1	898	10	117	1,025
Washington, D.C.	1	2,031	132	246	2,409
USVI	1	13,257	3,396	2,451	19,104
Total	13	$54,323	$16,629	$12,896	$83,848

	Three Months Ended March 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$23,987	$7,771	$4,418	$36,176
Colorado	1	8,151	4,255	2,905	15,311
Florida	2	13,989	7,743	4,694	26,426
Illinois	1	2,621	852	296	3,769
Pennsylvania	1	4,466	1,206	236	5,908
Washington	1	3,698	791	358	4,847
Washington, D.C.	1	6,535	3,491	506	10,532
USVI	1	7,021	2,694	4,836	14,551
Total	13	$70,468	$28,803	$18,249	$117,520

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
For the three months ended March 31, 2020 the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $3.6 million. This revenue is included in “other” hotel revenue in our condensed consolidated statement of operations. There was no such revenue recorded for the three months ended March 31, 2021 as the insurance claim was fully settled in 2020.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$455,298	$455,298
Buildings and improvements	1,190,169	1,190,437
Furniture, fixtures and equipment	127,896	127,692
Construction in progress	9,390	11,422
Total cost	1,782,753	1,784,849
Accumulated depreciation	(376,243)	(360,259)
Investments in hotel properties, net	$1,406,510	$1,424,590
Impairment Charges and Insurance Recoveries
For the three months ended March 31, 2021, we recognized a $481,000 gain associated with proceeds received from an insurance claim.
For the three months ended March 31, 2020, the Company received proceeds of $2.0 million from our insurance carriers for property damage and business interruption from Hurricane Irma. There were no proceeds for the three months ended March 31, 2021 as the claim was fully settled in September 2020.
During the three months ended March 31, 2021 and 2020, no impairment charges were recorded.
In September 2020, the Company reached a final settlement with its insurance carriers related to Hurricane Irma. Upon settlement, the Company recorded a gain of $10.1 million as the proceeds received exceeded the carrying value of the hotel property at the time of the loss.
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial $2.0 million investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. An additional investment of $26,000 was made during the three months ended March 31, 2020. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of March 31, 2021, the Company has made investments in OpenKey totaling $2.4 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for three months ended March 31, 2021 and 2020.
The following table summarizes our carrying value and ownership interest in OpenKey:

	March 31, 2021	December 31, 2020
Carrying value of the investment in OpenKey (in thousands)	$1,644	$1,708
Ownership interest in OpenKey	8.0%	8.2%

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2021	2020
Equity in earnings (loss) of unconsolidated entity	$(64)	$(40)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (9)	Interest Rate	March 31, 2021	December 31, 2020
Mortgage loan (3)	The Notary Hotel	June 2021	June 2025	LIBOR (1) + 2.16%	$435,000	$435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (4)	The Ritz-Carlton St. Thomas	August 2021	August 2024	LIBOR (1) + 3.95%	42,500	42,500
Mortgage loan (5)	Park Hyatt Beaver Creek Resort & Spa	April 2022	April 2022	LIBOR (1) + 2.75%	67,500	67,500
Mortgage loan (7)	Hotel Yountville	May 2022	May 2022	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan (7)	Bardessono Hotel and Spa	August 2022	August 2022	LIBOR (1) + 2.55%	40,000	40,000
Term loan (6)	Equity	October 2022	October 2022	Base Rate (2) + 1.25% to 2.65% or LIBOR (1) + 2.25% to 3.65%	51,221	61,495
Mortgage loan (7)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	100,000	100,000
Mortgage loan (7)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	LIBOR (1) + 2.10%	54,000	54,000
Mortgage loan (8)	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	196,671	197,229
	Hilton La Jolla Torrey Pines
Mortgage loan (7)	Pier House Resort & Spa	September 2024	September 2024	LIBOR (1) + 1.85%	80,000	80,000
					1,117,892	1,128,724
Capitalized default interest and late charges					5,994	7,304
Deferred loan costs, net					(5,062)	(5,434)
Indebtedness, net					$1,118,824	$1,130,594
__________________
(1)LIBOR rates were 0.111% and 0.144% at March 31, 2021 and December 31, 2020, respectively.
(2)Base Rate, as defined in the secured term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.
(3)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in June 2020.
(4)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(5)Effective January 9, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived from January 2021 through June 2021. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in April 2021.
(6)Effective February 22, 2021, we amended this term loan. In conjunction with the amendment, the interest rate spread increased from a rate of Base Rate + 1.25% - 2.50% or LIBOR + 2.25% - 3.50%, with Base Rate + 1.25% - 2.65% or LIBOR + 2.25% - 3.65%, with a LIBOR floor of 0.50%.
(7)Effective December 31, 2020, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived from January 2021 through December 2021.
(8)Effective March 5, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits waived through July 1, 2021.
(9)The final maturity date assumes all available extensions options will be exercised.
On June 8, 2020, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment converted the $75 million Second Amended and Restated Credit Agreement, dated October 25, 2019 (the “Credit Facility”), which was a secured revolving credit facility, into a $65 million secured term loan. The Company had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. The Amendment also added principal amortization of $5 million per quarter commencing on March 31, 2021. The Amendment changes the terms of certain financial covenants that the Company was subject to under the Credit Facility. The Amendment had the same maturity date of October 25, 2022 but removed the two one-year extension options and also removed the Company’s ability to reborrow amounts that have been repaid.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On February 22, 2021, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement. The amendment provides an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. The amendment also allows the Company to utilize approximately $9.3 million of cash held in FF&E reserve accounts at certain properties for discretionary capital expenditures.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. As of March 31, 2021, no loans are in default. See note 14 for discussion of the loan modification agreement with Lismore Capital LLC (“Lismore”). The Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during 2020, as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of principal amortization associated with the default interest and late charges during three months ended March 31, 2021 was approximately $1.3 million.
We are required to maintain certain financial ratios under our secured term loan. If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2021, we were in compliance with all covenants.
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Three Months Ended March 31,
Interest rate caps:(1)	2021	2020
Notional amount (in thousands)	$192,500	$167,500
Strike rate low end of range	0.75%	3.00%
Strike rate high end of range	3.00%	3.50%
Effective date range	January 2021- March 2021	March 2020
Termination date range	September 2021- April 2022	April 2021
Total cost of interest rate caps (in thousands)	$20	$38
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	March 31, 2021	December 31, 2020
Notional amount (in thousands)	$917,500	$779,000
Strike rate low end of range	0.75%	3.00%
Strike rate high end of range	4.00%	4.00%
Termination date range	April 2021 - April 2022	February 2021 - October 2021
Aggregate principal balance on corresponding mortgage loans (in thousands)	$725,000	$779,000
_______________
(1)No instruments were designated as cash flow hedges.

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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2021, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.111% to 0.168% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value of interest rate caps as of March 31, 2021 and December 31, 2020 was immaterial.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2021		2020
Assets
Derivative assets:
Interest rate derivatives - caps	(20)		(19)
Credit default swaps	—	(1)	1,100	(1)
Total derivative assets	$(20)		$1,081
Total	$(20)		$1,081
Total combined
Interest rate derivatives - floors	$—		$75
Interest rate derivatives - caps	(20)		(19)
Credit default swaps	—		1,100
Unrealized gain (loss) on derivatives	(20)		1,156
Realized gain (loss) on interest rate floors	—	(2)	(75)	(2)
Net	$(20)		$1,081
_______________
(1)Excludes costs associated with credit default swaps of $0 and $63 for the three months ended March 31, 2021 and 2020, respectively, which is included in “other income (expense)” in our condensed consolidated statements of operations.
(2)Included in “other income (expense)” in our condensed consolidated statements of operations.
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets not measured at fair value:
Cash and cash equivalents	$85,684	$85,684	$78,606	$78,606
Restricted cash	39,322	39,322	34,544	34,544
Accounts receivable, net	17,583	17,583	13,557	13,557
Due from related parties, net	1,052	1,052	991	991
Due from third-party hotel managers	18,565	18,565	12,271	12,271
Financial liabilities not measured at fair value:
Indebtedness	$1,117,892	$904,887 to $1,000,138	$1,128,724	$884,325 to $977,411
Accounts payable and accrued expenses	74,098	74,098	61,758	61,758
Dividends and distributions payable	2,569	2,569	2,736	2,736
Due to Ashford Inc.	2,115	2,115	2,772	2,772
Due to third-party hotel managers	1,725	1,725	1,393	1,393
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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 80.9% to 89.5% of the carrying value of $1.1 billion at March 31, 2021, and approximately 78.3% to 86.6% of the carrying value of $1.1 billion at December 31, 2020. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(8,708)	$(12,930)
Less: Dividends on preferred stock	(2,388)	(2,555)
Less: Loss on extinguishment of preferred stock - Series B	(73)	—
Undistributed net income (loss) allocated to common stockholders	(11,169)	(15,485)
Distributed and undistributed net income (loss) - basic and diluted	$(11,169)	$(15,485)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	39,605	32,474

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.28)	$(0.48)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.28)	$(0.48)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,079)	(1,885)
Dividends on preferred stock - Series B	1,563	1,730
Loss on extinguishment of preferred stock - Series B	73	—
Total	$557	$(155)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	83	76
Effect of assumed conversion of operating partnership units	4,006	4,112
Effect of assumed conversion of preferred stock - Series B	6,078	6,728
Effect of assumed conversion of exchanged preferred stock - Series B	551	361
Total	10,718	11,277

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represents the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Braemar OP, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (the “common units”) and units issued under our Long-Term Incentive Plan (the “LTIP” units) that are vested. Each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either: (i) issued pursuant to an effective registration statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership. In March 2021, approximately 244,000 LTIP units with a fair value of approximately $1.7 million and a vesting period of three years were granted.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. As of March 31, 2021, there were approximately 220,000 Performance LTIP units, representing 200% of the target, outstanding. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature, and the Performance LTIP units were granted to non-employees.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s 2013 Equity Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained.
As of March 31, 2021, we have issued a total of approximately 1.3 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 344,000 LTIP units and 60,000 Performance LTIP units issued from March 2015 to March 2021, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	March 31, 2021	December 31, 2020
Redeemable noncontrolling interests in Braemar OP	$28,162	$27,655
Adjustments to redeemable noncontrolling interests (1)	$1,433	$167
Ownership percentage of operating partnership	8.87%	9.43%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net income (loss) to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,079	$1,885

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Three Months Ended March 31,
	2021	2020
Common units converted to common stock	—	339
Fair value of common units converted	$—	$390	(1)
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $3.5 million.
12. Equity and Stock-Based Compensation
Common Stock Dividends—The board of directors did not declare a quarterly common stock dividend for the three months ended March 31, 2021 and 2020.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance. In March 2021, approximately 504,000 restricted stock units with a fair value of approximately $3.5 million and a vesting period of three years were granted.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s 2013 Equity Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained.
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
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s 2013 Equity Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained.
8.25% Series D Cumulative Preferred Stock—The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2021	2020
Series D Cumulative Preferred Stock	$825	$825
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during three months ended March 31, 2021 and 2020. As of March 31, 2021, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million. As of March 31, 2021, the Company has sold approximately 6.7 million shares of common stock and received net proceeds of approximately $26.2 million under this program.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity is summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Common shares issued	2,005	—
Gross proceeds received	$11,827	$—
Commissions and other expenses	148	—
Net proceeds	$11,679	$—
Standby Equity Distribution Agreement—On February 4, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd. (“YA”), pursuant to which the Company will be able to sell up to 7,780,786 shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on February 4, 2021, and terminating on the earliest of (i) the first day of the month next following the 36-month anniversary of the SEDA or (ii) the date on which YA shall have made payment of Advances (as defined in the SEDA) pursuant to the SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the 5 consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
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
As of March 31, 2021, the Company has sold approximately 1.2 million shares of common stock and received proceeds of approximately $7.0 million under the SEDA.
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
Additionally, the Series B Convertible Preferred Stock contains cash redemption features that consist of: 1) an optional redemption in which on or after June 11, 2020, the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends; 2) a special optional redemption, in which on or prior to the occurrence of a Change of Control (as defined), the Company may

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share; and 3) a REIT Termination Event and Listing Event Redemption, in which at any time (i) a REIT Termination Event (defined below) occurs or (ii) the Company’s common stock fails to be listed on the NYSE, NYSE American, or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor thereto (each a “National Exchange”), the holder of Series B Convertible Preferred Stock shall have the right to require the Company to redeem any or all shares of Series B Convertible Preferred Stock at 103% of the liquidation preference ($25.00 per share, plus any accumulated, accrued, and unpaid dividends) in cash.
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
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. As of March 31, 2021, we have sold approximately 65,000 shares of our Series B Convertible Preferred Stock and received proceeds of approximately $1.2 million under this program.
The issuance activity is summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020
Series B Convertible Preferred Stock shares issued	—	23
Gross proceeds received	$—	$439
Commissions and other expenses	—	7
Net proceeds	$—	$432
Series B Convertible Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2021	2020
Series B Convertible Preferred Stock	$1,563	$1,730
During the three months ended March 31, 2021, Braemar entered into privately negotiated exchange agreements with certain holders of its 5.50% Series B Cumulative Convertible Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The table below summarizes the activity (in thousands):

	Three Months Ended March 31, 2021
	Preferred Shares Tendered	Common Shares Issued
Series B Convertible Preferred Stock	486	1,535

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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2021	2020
Advisory services fee
Base advisory fee	$2,545	$2,621
Reimbursable expenses (1)	492	544
Equity-based compensation (2)	1,387	1,904
Incentive fee	371	—
Total	$4,795	$5,069
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
Lismore Advisory Fee
On March 20, 2020, the Company entered into an agreement with Lismore, a subsidiary of Ashford Inc., to engage Lismore to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). The Lismore Agreement was terminated effective March 20, 2021.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Upon entering into the agreement with Lismore, the Company made an initial payment of approximately $1.4 million. The Company paid approximately $1.4 million related to periodic installments of which $683,000 was expensed in accordance with the agreement. The remaining $681,000 was set off against the cash payment of the base advisory fee per the agreement upon contract termination in March 2021. Further, the Company paid approximately $1.4 million in success fees in connection with signed forbearance or other agreements. In total the Company paid approximately $4.1 million under the Lismore Agreement.
For the three months ended March 31, 2021 and 2020, the Company has recognized expense of $341,000 and $0, respectively, which is included in “write-off of loan costs and exit fees” in our condensed consolidated statements of operations.
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
As of March 31, 2021, Braemar has funded approximately $1.3 million. Additionally, as of March 31, 2021, the Company has a payable of $114,000, included in “due to Ashford Inc.” on our condensed consolidated balance sheet that represents unfunded reimbursable expenses.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2021	2020
Corporate, general and administrative	$340	$233
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
The initial term of the ERFP Agreement was two years (the “Initial Term”). At the end of the Initial Term, the ERFP Agreement automatically renewed for one year and shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least sixty days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement.
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
At March 31, 2021, Remington Hotels managed three of our thirteen hotel properties.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2021, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2021, we pay a monthly hotel management fee equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2.5% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2016 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II. Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of March 31, 2021, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is probable that the litigation will result in a loss due to a potential pre-trial settlement, in which case the Company estimates its potential loss will be approximately $500,000; however, it is entitled to indemnification for a portion of such loss. As of March 31, 2021, approximately $500,000 has been accrued.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of March 31, 2021, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters and matters relating to compliance with applicable law (for example, the ADA and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2021 and December 31, 2020, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Events
From April 1, 2021 through May 5, 2021, Braemar entered into privately negotiated exchange agreements with certain holders of its Series B Convertible Preferred Stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The Company agreed to exchange a total of approximately 2.9 million shares of its common stock for approximately 751,000 shares of its Series B Convertible Preferred Stock.
On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and 28,000,000 shares of Series M Redeemable Preferred Stock (the “Series M Preferred Stock”) as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). These new Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, the Company’s optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership to conform to the terms of its Series E Articles Supplementary and Series M Articles Supplementary. As of May 5, 2021, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
On April 21, 2021, Braemar and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to $35 million of shares of its common stock, from time to time during the term of the purchase agreement. The issuance of the shares of common stock pursuant to the purchase agreement has been registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-254588) (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. Braemar and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. On April 21, 2021, we issued 280,957 shares of our common stock for gross proceeds of approximately $1.5 million.

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
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•the factors discussed in our Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2021 (the “2020 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;” and other filings under the Exchange Act;
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
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes, and
•future sales and issuances of our common stock or other securities might result in dilution and could cause the price of our common stock to decline.
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2020 10-K and this Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak and the numerous government travel restrictions imposed in response thereto. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2021, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.

We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2021, Remington Hotels, a subsidiary of Ashford Inc., managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2021, owned approximately 607,743 shares of Ashford Inc. common stock, which represented an approximate 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 31, 2021 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.7%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of the Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of March 31, 2021, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,504,370 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 7.3% ownership in the Company.
Pursuant to the provisions of the Fifth Amended and Restated Advisory Agreement with Ashford LLC, as amended on January 15, 2019, the revenues and expenses used to calculate Net Earnings (as defined) for the twelve months ended March 31, 2021, are as follows (in thousands):

Revenues	$24,005
Expenses	10,565
Net earnings	$13,440
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

All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the secured revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the secured revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. On June 8, 2020, the Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. On February 22, 2021, the Company further amended the term loan providing an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. As of March 31, 2021, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and Spa and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of March 31, 2021, the Company is current on its rental payments.
The Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for fiscal year 2021 to approximately $20 million to $30 million and suspended its common stock dividends conserving approximately $6 million per quarter.
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
As of March 31, 2021, the Company maintained unrestricted cash of $85.7 million and restricted cash of $39.3 million. For the three months ended March 31, 2021, cash flows provided by operating activities was approximately $12.0 million. During the three months ended March 31, 2021, cash, cash equivalents and restricted cash increased $11.9 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $18.6 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic fully subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed term loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.

Recent Developments
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of May 2, 2021, the Company has sold approximately 1.45 million shares of common stock and received proceeds of approximately $8.4 million under the SEDA.
On February 22, 2021, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement on its term loan. The amendment provides an extension of the waiver on the majority of the covenants through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. The amendment also allows the Company to utilize approximately $9.3 million of cash held in FF&E reserve accounts at certain properties for discretionary capital expenditures.
From March 16, 2021 through May 5, 2021, Braemar entered into privately negotiated exchange agreements with certain holders of its Series B Convertible Preferred Stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The Company agreed to exchange a total of approximately 4.5 million shares of its common stock for approximately 1.2 million shares of its Series B Convertible Preferred Stock.
On April 21, 2021, Braemar and Lincoln Park, entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to $35 million of shares of its common stock, par value $0.01 per share of the Company, from time to time during the term of the purchase agreement. The issuance of the shares of common stock pursuant to the purchase agreement has been registered pursuant to the Company’s Registration Statement, and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. Braemar and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. On April 21, 2021, we issued 280,957 shares of our common stock for gross proceeds of approximately $1.5 million.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenue
Rooms	$54,323	$70,468	$(16,145)	(22.9)%
Food and beverage	16,629	28,803	(12,174)	(42.3)
Other	12,896	18,249	(5,353)	(29.3)
Total hotel revenue	83,848	117,520	(33,672)	(28.7)
Expenses
Hotel operating expenses:
Rooms	11,015	17,880	6,865	38.4
Food and beverage	13,952	23,901	9,949	41.6
Other expenses	28,543	42,090	13,547	32.2
Management fees	2,532	3,877	1,345	34.7
Total hotel operating expenses	56,042	87,748	31,706	36.1
Property taxes, insurance and other	7,264	7,660	396	5.2
Depreciation and amortization	18,353	18,338	(15)	(0.1)
Advisory services fee	4,795	5,069	274	5.4
Corporate general and administrative	1,600	1,932	332	17.2
Total expenses	88,054	120,747	32,693	27.1
Gain (loss) on insurance settlement and disposition of assets	499	—	499
Operating income (loss)	(3,707)	(3,227)	(480)	(14.9)
Equity in earnings (loss) of unconsolidated entity	(64)	(40)	(24)	(60.0)
Interest income	9	129	(120)	(93.0)
Other income (expense)	—	(138)	138	100.0
Interest expense and amortization of loan costs	(6,756)	(11,897)	5,141	43.2
Write-off of loan costs and exit fees	(351)	—	(351)
Unrealized gain (loss) on derivatives	(20)	1,156	(1,176)	(101.7)
Income (loss) before income taxes	(10,889)	(14,017)	3,128	22.3
Income tax (expense) benefit	(145)	(1,370)	1,225	89.4
Net income (loss)	(11,034)	(15,387)	4,353	28.3
(Income) loss attributable to noncontrolling interest in consolidated entities	1,247	572	(675)	(118.0)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,079	1,885	806	42.8
Net income (loss) attributable to the Company	$(8,708)	$(12,930)	$4,222	32.7%

The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Occupancy	37.01%	59.77%
ADR (average daily rate)	$436.98	$348.16
RevPAR (revenue per available room)	$161.73	$208.10
Rooms revenue (in thousands)	$54,323	$70,468
Total hotel revenue (in thousands)	$83,848	$117,520
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $4.2 million, from $12.9 million for the three months ended March 31, 2020 (the “2020 quarter”), to $8.7 million for the three months ended March 31, 2021 (the “2021 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $16.1 million, or 22.9%, to $54.3 million during the 2021 quarter compared to the 2020 quarter. During the 2021 quarter, we experienced a 2,276 basis point decrease in occupancy and a 25.5% increase in room rates compared to the 2020 quarter. The decrease in rooms revenue is due to the COVID-19 pandemic.
Fluctuations in rooms revenue is a result of the changes in occupancy and ADR as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$(4,504)	(3,172)	(32.7)%
Marriott Seattle Waterfront	(2,800)	(3,497)	(24.6)%
The Notary Hotel	(3,225)	(3,701)	(19.0)%
The Clancy (1)	(6,368)	(4,194)	(56.3)%
Sofitel Chicago Magnificent Mile	(1,201)	(2,781)	19.3%
Pier House Resort & Spa	34	667	(6.3)%
The Ritz-Carlton St. Thomas	6,236	2,089	31.8%
Park Hyatt Beaver Creek Resort & Spa	(1,771)	184	(23.1)%
Hotel Yountville	(374)	(1,368)	5.0%
The Ritz-Carlton Sarasota	2,327	427	21.7%
Hilton La Jolla Torrey Pines	(3,504)	(3,070)	(37.9)%
Bardessono Hotel and Spa	(216)	(1,104)	13.1%
The Ritz-Carlton Lake Tahoe	(779)	39	(9.3)%
Total	$(16,145)	(2,276)	25.5%
_______________
(1) The hotel was being renovated through September 30, 2020.
Food and Beverage Revenue. Food and beverage revenue decreased $12.2 million, or 42.3%, to $16.6 million during the 2021 quarter compared to the 2020 quarter. This decrease is primarily attributable to the impact of the COVID-19 pandemic. We experienced an aggregate decrease in food and beverage revenue of $12.9 million at twelve hotel properties, partially offset by an increase of $702,000 at The Ritz-Carlton St. Thomas.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, decreased $5.4 million, or 29.3%, to $12.9 million during the 2021 quarter compared to the 2020 quarter. The decrease is attributable to $3.6 million of business interruption revenue recorded in the 2020 quarter, an aggregate decrease in other hotel revenue of $3.5 million at ten hotel properties, partially offset by higher other hotel revenue of $1.7 million at The Ritz-Carlton Sarasota, The Ritz-Carlton St. Thomas and Pier House Resort & Spa.
During the 2020 quarter, we recognized business interruption revenue of $3.6 million at The Ritz-Carlton St. Thomas as a result of Hurricane Irma. There was no such revenue recorded in the 2021 quarter as the insurance claim was fully settled in 2020.

Rooms Expense. Rooms expense decreased $6.9 million, or 38.4%, to $11.0 million in the 2021 quarter compared to the 2020 quarter. The decrease is attributable to an aggregate decrease in rooms expense of $6.9 million at eleven hotel properties, partially offset by an increase of $54,000 at The Ritz-Carlton St. Thomas and Pier House Resort & Spa.
Food and Beverage Expense. Food and beverage expense decreased $9.9 million, or 41.6%, to $14.0 million during the 2021 quarter compared to the 2020 quarter. The decrease is attributable to an aggregate decrease of $10.0 million at twelve hotel properties, partially offset by an increase of $54,000 at The Ritz-Carlton St. Thomas.
Other Operating Expenses. Other operating expenses decreased $13.5 million, or 32.2%, to $28.5 million in the 2021 quarter compared to the 2020 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced a decrease of $704,000 in direct expenses and $12.8 million in indirect expenses and incentive management fees in the 2021 quarter compared to the 2020 quarter. Direct expenses were 5.9% of total hotel revenue in the 2021 quarter and 4.8% in the 2020 quarter.
The decrease in direct expenses is attributable to the COVID-19 pandemic.
The decrease in indirect expenses is attributable to decreases in (i) marketing costs of $3.3 million; (ii) general and administrative costs of $8.9 million; (iii) repairs and maintenance of $810,000; (v) energy costs of $96,000 and (vi) lease expense of $261,000. The decreases are partially offset by an increase of $532,000 in incentive management fee.
Management Fees. Base management fees decreased $1.3 million, or 34.7%, to $2.5 million in the 2021 quarter compared to the 2020 quarter. Management fees decreased $1.5 million at ten hotel properties, partially offset be an aggregate increase of $156,000 at The Ritz-Carlton St. Thomas, Pier House Resort & Spa and The Ritz-Carlton Sarasota.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $396,000, or 5.2%, to $7.3 million in the 2021 quarter compared to the 2020 quarter.
Depreciation and Amortization. Depreciation and amortization increased $15,000, or 0.1%, to $18.4 million for the 2021 quarter compared to the 2020 quarter.
Advisory Services Fee. Advisory services fee decreased $274,000, or 5.4%, to $4.8 million in the 2021 quarter compared to the 2020 quarter due to decreases in the base advisory fee of $76,000, reimbursable expenses of $52,000, and equity-based compensation of $517,000, partially offset by an increase in incentive fee of $371,000. In the 2021 quarter, we recorded an advisory services fee of $4.8 million, which included a base advisory fee of $2.5 million, reimbursable expenses of $492,000, $1.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $371,000. In the 2020 quarter, we recorded an advisory services fee of $5.1 million, which included a base advisory fee of $2.6 million, reimbursable expenses of $544,000 and $1.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $1.6 million in the 2021 quarter and $1.9 million in the 2020 quarter. The decrease in corporate general and administrative expenses is primarily due to lower professional fees of $427,000, lower miscellaneous expenses of $80,000, partially offset by higher reimbursed operating expenses of Ashford Securities of $108,000 and higher public company costs of $67,000.
Gain (loss) on insurance settlement and disposition of assets. In the 2021 quarter, we recognized a gain of $481,000 associated with proceeds received from an insurance claim and a gain of $18,000 upon disposition of certain fixed assets.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2021 quarter and the 2020 quarter, we recorded equity in loss of unconsolidated entity of $64,000 and $40,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income decreased $120,000, or 93.0%, to $9,000 for the 2021 quarter compared to the 2020 quarter.
Other Income (Expense). Other expense decreased $138,000, or 100.0% to $0 in the 2021 quarter compared to the 2020 quarter. In the 2020 quarter, we recorded expense of $63,000 related to CMBX premiums and interest paid on collateral and a realized loss of $75,000 on interest rate floors. There was no such expenses in the 2021 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $5.1 million, or 43.2%, to $6.8 million for the 2021 quarter compared to the 2020 quarter. The decrease is primarily due to a lower average LIBOR rate and the amortization of default interest and late charges recorded on loans that were previously in default, partially offset by higher interest expense associated with our corporate term loan. The average LIBOR rates for the 2021 quarter and the 2020 quarter were 0.12% and 1.40%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $351,000 in the 2021 quarter, resulting from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $351,000, were expensed in accordance with applicable accounting guidance. There was no write-off of loan costs and exit fees during the 2020 quarter.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $20,000 for the 2021 quarter consisted of a $20,000 unrealized loss on interest rate caps. Unrealized gain on derivatives of $1.2 million in the 2020 quarter consisted of a $1.1 million unrealized gain on CMBX credit default swaps and a $75,000 unrealized gain on interest rate floors associated with the recognition of a realized loss from the termination of interest rate floors, partially offset by a $19,000 unrealized loss on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $1.2 million, from $1.4 million in the 2020 quarter to $145,000 in the 2021 quarter. This change was primarily due to a decrease in the profitability of our TRS entities in the 2021 quarter compared to the 2020 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $1.2 million and $572,000 for the 2021 quarter and the 2020 quarter, respectively. At both March 31, 2021 and 2020, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.1 million and $1.9 million for the 2021 quarter and the 2020 quarter, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 8.87% and 10.85% as of March 31, 2021 and 2020, respectively.
LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses in every state in the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses. The hotel industry and our portfolio have experienced the postponement or cancellation of a significant number of business conferences and similar events. Following the government mandates and health official orders in March 2020, the Company temporarily suspended operations at 11 of its 13 hotels and dramatically reduced staffing and expenses at its hotels that remained operational. COVID-19 has had a significant negative impact on the Company’s operations and financial results to date. The full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company’s hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In addition, one or more possible recurrences of COVID-19 cases could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. The Company expects that the COVID-19 pandemic will continue to have a negative impact on the Company’s results of operations, financial position and cash flow in 2021 and potentially much longer. As a result, in March 2020, the Company fully drew down its $75 million secured revolving credit facility, which was later converted into a term loan, suspended the quarterly cash dividend on its common stock, reduced planned capital expenditures, and, working closely with its hotel managers, significantly reduced its hotels’ operating expenses. See note 6 to our condensed consolidated financial statements for term loan details.
All of the Company’s property-level debt is non-recourse. Beginning on April 1, 2020, we did not make at least one interest payment under nearly all of our loan agreements, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Pursuant to the terms of the applicable loan documents, such an Event of Default caused an automatic increase in the interest rate on our outstanding loan balance for the period such Event of Default remains outstanding. Following an Event of Default, our lenders can generally elect to accelerate all principal and accrued interest payments that remain outstanding under the applicable loan agreement and foreclose on the applicable hotel properties that are security for such loans. Such Event of Default under the secured revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the secured revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy. During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. The Company amended its secured revolving credit facility converting it into a $65 million secured term loan and changed the terms of certain financial covenants, including a waiver of the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) through March 31, 2021, that the Company was subject to under the secured revolving credit facility. On February 22, 2021, the Company further amended the term loan providing an extension of the waiver on the majority of the covenants continuing through the fourth quarter of 2021 and a reduced fixed charge coverage ratio covenant through the end of 2022. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022. As of March 31, 2021, no loans are in default.
Additionally, the Company did not make rental payments under two ground leases that are paid monthly; however, the Company executed a forbearance agreement with the landlord of the Bardessono Hotel and Spa and executed a rent deferral letter (consistent with the terms of Ordinance Number O-21177, passed by the Council of the City of San Diego on March 25, 2020) with the landlord of the Hilton La Jolla Torrey Pines, each of which temporarily resolved any potential events of default arising out of such non-payments. As of March 31, 2021, the Company is current on its rental payments.
The Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for fiscal year 2021 to approximately $20 million to $30 million and suspended its common stock dividends conserving approximately $6 million per quarter.
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
As of March 31, 2021, the Company maintained unrestricted cash of $85.7 million and restricted cash of $39.3 million. For the three months ended March 31, 2021, cash flows provided by operating activities was approximately $12.0 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $18.6 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic fully subside, whether our hotels will be forced to shut down operations or whether one or more governmental entities may impose additional travel restrictions due to a resurgence of COVID-19 cases in the future. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed term loan amendment and forbearance and other agreements, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that management’s current plan alleviates the substantial doubt about its ability to continue as a going concern. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
Equity Transactions
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2021, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of May 5, 2021, the Company has sold approximately 7.4 million shares of common stock and received gross proceeds of approximately $30.8 million under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Preferred Stock and our non-traded Series M Preferred Stock. The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc. serves as the dealer manager and wholesaler of our Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock; and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock. These new Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, the Company’s optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership to conform to the terms of its Series E Articles Supplementary and Series M Articles Supplementary. As of May 5, 2021, no shares of Series E Preferred Stock or Series M Preferred Stock have been issued.
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. Since the inception of the program, we issued approximately 63,000 shares of our Series B Convertible Preferred Stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $1.0 million before discounts and commissions to the selling agents of approximately $19,000.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of May 2, 2021, the Company has sold approximately 1.45 million shares of common stock and received proceeds of approximately $8.4 million under the SEDA.
From March 16, 2021 through May 5, 2021, Braemar entered into privately negotiated exchange agreements with certain holders of its Series B Convertible Preferred Stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. The Company agreed to exchange a total of approximately 4.5 million shares of its common stock for approximately 1.2 million shares of its Series B Convertible Preferred Stock.

On April 21, 2021, Braemar and Lincoln Park, entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to $35 million of shares of its common stock, par value $0.01 per share of the Company, from time to time during the term of the purchase agreement. The issuance of the common shares pursuant to the purchase agreement has been registered pursuant to the Company’s Registration Statement, and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. Braemar and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. On April 21, 2021, we issued 280,957 shares of our common stock for gross proceeds of approximately $1.5 million.
Debt Transactions
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
All financial covenants were tested and certified by the borrower on a quarterly basis. Beginning April 1, 2020, the Company did not make at least one interest payment on nearly all of its mortgage and mezzanine loans, which constituted an “Event of Default” as such term is defined under the applicable loan documents. Further, the Company triggered an “Event of Default,” as defined under the secured revolving credit facility agreement as a result of the Company being in default on mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million. Such Event of Default under the secured revolving credit facility agreement was eliminated by the First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020, which provides that defaults under mortgage and mezzanine loans with an aggregate principal amount in excess of $200 million do not trigger a default under the secured revolving credit agreement unless such mortgage or mezzanine loans are also accelerated, and excluding from the $200 million threshold, any default and acceleration under those certain mortgage and mezzanine loans having an aggregate principal amount of $435 million and secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy.
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
The First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”)
On June 8, 2020, we entered into an Amendment which converted the $75 million secured revolving credit facility into a $65 million secured term loan. We had borrowed the full borrowing capacity of $75 million under the Credit Facility and repaid $10 million on June 8, 2020, in connection with the signing of the Amendment. Pursuant to the terms of the Amendment, borrowings will bear interest at a rate of LIBOR plus 3.50% or Base Rate plus 2.50% until June 30, 2021. After such date, the pricing will revert to the original terms of the Credit Facility. The Amendment also added amortization of $5 million per quarter commencing on March 31, 2021. The Amendment has the same maturity date of October 25, 2022 but removes the two one-year extension options and also removes the Company’s ability to reborrow amounts that have been repaid.
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
•The covenant that required the Company’s consolidated recourse indebtedness (other than the Credit Facility) not exceed $50 million was permanently reduced to zero ($0) and a new covenant was also added that requires the Company to have minimum liquidity (comprised of unrestricted cash) of $20 million through June 30, 2021, which shall be tested monthly. Our cash and cash equivalents were $85.7 million at March 31, 2021.
The Amendment added limitations on the Company’s ability prior to June 30, 2021, to incur or guaranty additional indebtedness, grant liens, make restricted payments (with the exception of existing preferred dividend payments) or engage in asset sales, discretionary capital expenditures or additional investments. The Amendment also added mandatory prepayments that require the Company to prepay and reduce the balance of the term loan by an amount equal to 50% of net proceeds from any asset sales, equity offerings (including the offering of Series E, Series M and other preferred equity offerings) or incurrence of indebtedness (including refinancings), except that the first $50 million of any common equity offering (including sales of shares of common stock under the Company’s “at-the-market” equity distribution program) is subject to a mandatory prepayment in an amount equal to 25% of net proceeds. The Company was in compliance with all covenants as of March 31, 2021.
The Second Amendment to the Second Amended and Restated Credit Agreement (the “Second Amendment”)
On February 22, 2021, the Company entered into the Second Amendment to Second Amended and Restated Credit Agreement. The Second Amendment waives certain covenants through the fourth quarter of 2021 and amends certain other terms, as described further below. The first period in which covenants will be tested is for the fiscal quarter ending March 31, 2022.
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
The Second Amendment permits funding of select renovation projects from existing furniture, fixtures and equipment (FF&E) reserves at the Ritz-Carlton Sarasota, the Ritz-Carlton Lake Tahoe, Park Hyatt Beaver Creek Resort & Spa, Hilton La Jolla Torrey Pines, and Marriott Seattle Waterfront, subject to a cap on amounts to be spent consistent with the forecasted spend information provided pursuant to the Second Amendment. The Credit Facility includes mandatory prepayments that require the Company to prepay and reduce the balance of the Credit Facility by an amount equal to 50% of net proceeds from any asset sales, equity offerings (including the offering of Series E, Series M and other preferred equity offerings) or incurrence of indebtedness (including refinancings), except that the first $50 million of any common equity offering (including sales of shares of common stock under the Company’s “at-the-market” equity distribution program) is subject to a mandatory prepayment amount, which was increased from 25% of net proceeds to 35% of net proceeds in the Second Amendment.
Sources and Uses of Cash
We had approximately $85.7 million and $78.6 million of cash and cash equivalents at March 31, 2021 and December 31, 2020, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities were $12.0 million and $(865,000) for the three months ended March 31, 2021 and 2020, respectively. Cash flows from operations were impacted by the COVID-19 pandemic and changes in hotel operations of our thirteen hotel properties. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2021, net cash flows used in investing activities were $4.5 million. These cash outflows were primarily attributable to $4.7 million of capital improvements made to various hotel properties, partially offset by proceeds of $200,000 from the disposition of assets.
For the three months ended March 31, 2020, net cash flows used in investing activities were $6.6 million. These cash outflows were primarily attributable to $7.5 million of capital improvements made to various hotel properties offset by $948,000 of insurance proceeds received related to the hurricanes.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2021, net cash flows provided by financing activities were $4.4 million. Cash inflows primarily consisted of net proceeds of $18.2 million from the issuance of common stock, partially offset by repayments of indebtedness of $10.8 million, $2.6 million of dividend and distribution payments and $365,000 of payments for loan costs and fees associated with loan forbearance.
For the three months ended March 31, 2020, net cash flows provided by financing activities were $64.3 million. Cash inflows primarily consisted of borrowings on indebtedness of $75.0 million and net proceeds of $474,000 from the issuance of preferred stock, partially offset by $8.5 million of dividend and distribution payments and distributions of $2.6 million to a noncontrolling interest in consolidated entities.
Dividend Policy. In December 2019, the board of directors approved our dividend policy for 2020, which stated our then-expectation to pay a quarterly dividend of $0.16 per share during 2020. As previously disclosed, the approval of our dividend policy did not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. On March 16, 2020, the Company and its board of directors announced a suspension of its previously disclosed 2020 common stock dividend policy. The Company did not pay a dividend on its common stock during any quarter of 2020. On December 10, 2020, the Company announced that it plans to continue its suspension of the common stock dividend into 2021 to protect liquidity and will evaluate future dividend declarations on a quarterly basis going forward. The board of directors will continue to review our dividend policy and make announcements with respect thereto.
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

Contractual Obligations and Commitments
There have been no material changes, outside of the ordinary course of business, as of March 31, 2021 to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.
Off-Balance Sheet Arrangements
In the normal course of business, we may form or invest in partnerships or joint ventures. We evaluate each partnership and joint venture to determine whether the entity is a variable interest entity. If the entity is determined to be a VIE we assess whether we are the primary beneficiary and need to consolidate the entity. For further discussion see note 2 to our consolidated financial statements. We have no other off-balance sheet arrangements.
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K. There have been no material changes in these critical accounting policies.
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

We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other/income expense, Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/ loss on derivatives and stock/unit-based compensation.

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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(11,034)	$(15,387)
Interest expense and amortization of loan costs	6,756	11,897
Depreciation and amortization	18,353	18,338
Income tax expense (benefit)	145	1,370
Equity in (earnings) loss of unconsolidated entity	64	40
Company’s portion of EBITDA of OpenKey	(63)	(39)
EBITDA	14,221	16,219
(Gain) loss on insurance settlement and disposition of assets	(499)	—
EBITDAre	13,722	16,219
Amortization of favorable (unfavorable) contract assets (liabilities)	138	207
Transaction and conversion costs	340	491
Other (income) expense	—	138
Write-off of loan costs and exit fees	351	—
Unrealized (gain) loss on derivatives	20	(1,156)
Non-cash stock/unit-based compensation	1,416	1,985
Legal, advisory and settlement costs	205	613
Advisory services incentive fee	371	—
Company’s portion of adjustments to EBITDAre of OpenKey	5	3
Adjusted EBITDAre	$16,568	$18,500

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on convertible preferred stock, gain/loss on extinguishment of preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other income/expense and non-cash items such as interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(11,034)	$(15,387)
(Income) loss attributable to noncontrolling interest in consolidated entities	1,247	572
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,079	1,885
Preferred dividends	(2,388)	(2,555)
Gain (loss) on extinguishment of preferred stock	(73)	—
Net income (loss) attributable to common stockholders	(11,169)	(15,485)
Depreciation and amortization on real estate (1)	17,659	17,559
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,079)	(1,885)
Equity in (earnings) loss of unconsolidated entity	64	40
(Gain) loss on insurance settlement and disposition of assets	(499)	—
Company’s portion of FFO of OpenKey	(64)	(40)
FFO available to common stockholders and OP unitholders	4,912	189
Series B Cumulative Convertible Preferred Stock dividends	1,563	1,730
(Gain) loss on extinguishment of preferred stock	73	—
Transaction and conversion costs	340	491
Other (income) expense	—	138
Interest expense accretion on refundable membership club benefits	202	213
Write-off of loan costs and exit fees	351	—
Amortization of loan costs (1)	706	1,053
Unrealized (gain) loss on derivatives	20	(1,156)
Non-cash stock/unit-based compensation	1,416	1,985
Legal, advisory and settlement costs	205	613
Advisory services incentive fee	371	—
Company’s portion of adjustments to FFO of OpenKey	5	3
Adjusted FFO available to common stockholders, OP unitholders and Series B Cumulative Convertible preferred stockholders on an “as converted” basis	$10,164	$5,259
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization on real estate	$(694)	$(779)
Amortization of loan costs	(21)	(18)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	266	100%	266
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Ground Lease Properties (2)
Hilton La Jolla Torrey Pines (3)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (4)	Yountville, CA	65	100%	65
Total		3,722		3,487
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
At March 31, 2021, our total indebtedness of $1.1 billion was comprised of 100% variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at March 31, 2021, would be approximately $2.8 million per year.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2021, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021. Based upon that evaluation, as a result of the material weakness in our internal control over financial reporting related to the accounting for troubled debt restructurings that was identified in the third quarter of 2020 and for which the Company has not yet remediated, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of March 31, 2021, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is probable that the litigation will result in a loss due to a potential pre-trial settlement, in which case the Company estimates its potential loss will be approximately $500,000; however, it is entitled to indemnification for a portion of such loss. As of March 31, 2021, approximately $500,000 has been accrued.
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
A class action lawsuit has been filed against one of the Company’s hotel management companies alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of March 31, 2021, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters and matters relating to compliance with applicable law (for example, the ADA and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2021, pursuant to this authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	2,674	(1)	$4.93	(2)	—	$50,000,000
February 1 to February 28	83		$—	(2)	—	$50,000,000
March 1 to March 31	50,149	(1)	$6.93	(2)	—	$50,000,000
Total	52,906		$6.93		—
__________________
(1)Includes 125 and 50,132 shares in January and March, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
(2)There is no cost associated with the forfeiture of 2,549, 83 and 17 restricted shares of our common stock in January, February and March, respectively.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

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
3.6
Articles of Amendment of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-234663) filed with the SEC on January 24, 2020)

3.7
Articles Supplementary Establishing the Series E Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 2, 2021)

3.8
Articles Supplementary Establishing the Series M Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 2, 2021)

3.9	Fourth Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2018)
10.1	Second Amendment to Second Amended and Restated Credit Agreement, dated February 22, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2021)
10.2
Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2021)

10.3
Standby Equity Distribution Agreement, dated as of February 4, 2021, by and between Braemar Hotels & Resorts Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2021)

10.4
Purchase Agreement, dated as of April 21, 2021, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2021)

10.5
Registration Rights Agreement, dated as of April 21, 2021, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 21, 2021)

10.6*†	Form of 2021 Performance Stock Unit Award Agreement
10.7*†	Form of 2021 Performance LTIP Unit Award Agreement
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
___________________________________
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
    BRAEMAR HOTELS & RESORTS INC.

Date:	May 7, 2021	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 7, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer