Form 10-Q
period 2021-06-30
Braemar Hotels & Resorts Inc.
filed 2021-08-06
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	59,529,394
(Class)	Outstanding at August 4, 2021

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Investments in hotel properties, gross	$1,774,306	$1,784,849
Accumulated depreciation	(384,373)	(360,259)
Investments in hotel properties, net	1,389,933	1,424,590
Cash and cash equivalents	157,677	78,606
Restricted cash	57,413	34,544
Accounts receivable, net of allowance of $286 and $227, respectively	18,707	13,557
Inventories	2,481	2,551
Prepaid expenses	5,073	4,405
Investment in unconsolidated entity	1,578	1,708
Derivative assets	1	—
Operating lease right-of-use assets	80,710	81,260
Other assets	18,593	14,898
Intangible assets, net	4,451	4,640
Due from related parties, net	1,953	991
Due from third-party hotel managers	21,546	12,271
Total assets	$1,760,116	$1,674,021
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,144,175	$1,130,594
Accounts payable and accrued expenses	84,460	61,758
Dividends and distributions payable	2,075	2,736
Due to Ashford Inc.	2,516	2,772
Due to third-party hotel managers	1,834	1,393
Operating lease liabilities	60,797	60,917
Other liabilities	18,537	18,077
Total liabilities	1,314,394	1,278,247
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,108,017 and 5,031,473 shares issued and outstanding at June 30, 2021 and December 31, 2020	66,064	106,949
Redeemable noncontrolling interests in operating partnership	29,398	27,655
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 57,311,232 and 38,274,770 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	573	382
Additional paid-in capital	661,576	541,870
Accumulated deficit	(295,641)	(266,010)
Total stockholders’ equity of the Company	366,524	276,258
Noncontrolling interest in consolidated entities	(16,264)	(15,088)
Total equity	350,260	261,170
Total liabilities and equity	$1,760,116	$1,674,021
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Rooms	$63,837	$6,533	$118,160	$77,001
Food and beverage	19,853	2,077	36,482	30,880
Other	13,420	4,285	26,316	22,534
Total hotel revenue	97,110	12,895	180,958	130,415
EXPENSES
Hotel operating expenses:
Rooms	13,482	3,445	24,497	21,325
Food and beverage	16,322	3,649	30,274	27,550
Other expenses	33,476	12,979	62,019	55,069
Management fees	2,952	466	5,484	4,343
Total hotel operating expenses	66,232	20,539	122,274	108,287
Property taxes, insurance and other	7,190	7,244	14,454	14,904
Depreciation and amortization	18,244	18,553	36,597	36,891
Advisory services fee	6,739	4,901	11,534	9,970
(Gain) loss on legal settlements	(989)	—	(989)	—
Transaction costs	296	—	296	—
Corporate general and administrative	2,383	1,513	3,983	3,445
Total expenses	100,095	52,750	188,149	173,497
Gain (loss) on insurance settlement and disposition of assets	197	—	696	—
OPERATING INCOME (LOSS)	(2,788)	(39,855)	(6,495)	(43,082)
Equity in earnings (loss) of unconsolidated entity	(66)	(40)	(130)	(80)
Interest income	12	24	21	153
Other income (expense)	—	(64)	—	(202)
Interest expense and amortization of discounts and loan costs	(7,226)	(17,411)	(13,982)	(29,308)
Write-off of loan costs and exit fees	(1,177)	(2,237)	(1,528)	(2,237)
Unrealized gain (loss) on derivatives	(58)	(969)	(78)	187
INCOME (LOSS) BEFORE INCOME TAXES	(11,303)	(60,552)	(22,192)	(74,569)
Income tax (expense) benefit	(61)	4,447	(206)	3,077
NET INCOME (LOSS)	(11,364)	(56,105)	(22,398)	(71,492)
(Income) loss attributable to noncontrolling interest in consolidated entities	849	2,404	2,096	2,976
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,282	5,770	2,361	7,655
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(9,233)	(47,931)	(17,941)	(60,861)
Preferred dividends	(1,893)	(2,555)	(4,281)	(5,110)
Gain (loss) on extinguishment of preferred stock	(4,411)	—	(4,484)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,537)	$(50,486)	$(26,706)	$(65,971)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.32)	$(1.53)	$(0.61)	$(2.02)
Weighted average common shares outstanding – basic	47,820	32,907	43,737	32,688
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.32)	$(1.53)	$(0.61)	$(2.02)
Weighted average common shares outstanding – diluted	47,820	32,907	43,737	32,688
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(11,364)	$(56,105)	$(22,398)	$(71,492)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(11,364)	(56,105)	(22,398)	(71,492)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	849	2,404	2,096	2,976
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,282	5,770	2,361	7,655
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(9,233)	$(47,931)	$(17,941)	$(60,861)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at March 31, 2021	1,600	$16	43,466	$434	$571,288	$(278,445)	$(16,335)	$276,958	4,545	$96,609	$28,162
Equity-based compensation	—	—	—	—	1,929	—	—	1,929	—	—	876
Issuance of common stock			7,959	80	47,188	—		47,268	—	—	—
Issuance of restricted shares/units	—	—	260	3	(3)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(12)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,068)	—	(1,068)	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	920	920	—	—	—
Redemption/conversion of operating partnership units	—	—	2	—	17	—	—	17	—	—	(17)
Net income (loss)	—	—	—	—	—	(9,233)	(849)	(10,082)	—	—	(1,282)
Extinguishment of preferred stock	—	—	5,636	56	34,900	(4,411)	—	30,545	(1,437)	(30,545)	—
Equity component of Convertible Senior Notes			—	—	6,257	—	—	6,257	—	—	—
Redemption value adjustment	—	—	—	—	—	(1,659)	—	(1,659)	—	—	1,659
Balance at June 30, 2021	1,600	$16	57,311	$573	$661,576	$(295,641)	$(16,264)	$350,260	3,108	$66,064	$29,398

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—
Equity-based compensation	—	—	—	—	3,025	—	—	3,025	—	—	1,196
Issuance of common stock	—	—	11,164	112	65,465	—		65,577	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	764	8	(8)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(15)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(2,631)	—	(2,631)	—	—	—
Dividends declared – preferred stock - Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	920	920	—	—	—
Redemption/conversion of operating partnership units	—	—	2	—	17	—	—	17	—	—	(17)
Net income (loss)	—	—	—	—	—	(17,941)	(2,096)	(20,037)	—	—	(2,361)
Extinguishment of preferred stock	—	—	7,171	71	45,298	(4,484)	—	40,885	(1,923)	(40,885)	—
Equity component of Convertible Senior Notes	—	—	—	—	6,257	—	—	6,257	—	—	—
Redemption value adjustment	—	—	—	—	—	(2,925)	—	(2,925)	—	—	2,925
Balance at June 30, 2021	1,600	$16	57,311	$573	$661,576	$(295,641)	$(16,264)	$350,260	3,108	$66,064	$29,398

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at March 31, 2020	1,600	$16	33,511	$335	$524,341	$(166,108)	$(9,224)	$349,360	5,031	$107,352	$36,786
Purchase of common stock	—	—	(15)	—	(42)	—	—	(42)	—	—	—
Equity-based compensation	—	—	—	—	1,499	—	—	1,499	—	—	549
Issuance of restricted shares/units	—	—	35	—	48	—	—	48	—	—	44
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,730)	—	(1,730)	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Net income (loss)	—	—	—	—	—	(47,931)	(2,404)	(50,335)	—	—	(5,770)
Redemption value adjustment	—	—	—	—	—	20	—	20	—	—	(20)
Balance at June 30, 2020	1,600	$16	33,528	$335	$525,846	$(216,574)	$(11,628)	$297,995	5,031	$107,352	$31,589

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	$41,570
Purchase of common stock	—	—	(35)	—	(124)	—	—	(124)	—	—	—
Equity-based compensation	—	—	—	—	2,923	—	—	2,923	—	—	1,110
Issuance of restricted shares/units	—	—	346	3	45	—	—	48	—	—	44
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	23	432	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(3,460)	—	(3,460)	—	—	—
Dividends declared – preferred stock-Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(60,861)	(2,976)	(63,837)	—	—	(7,655)
Redemption value adjustment	—	—	—	—	—	26	—	26	—	—	(26)
Balance at June 30, 2020	1,600	$16	33,528	$335	$525,846	$(216,574)	$(11,628)	$297,995	5,031	$107,352	$31,589
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,398)	$(71,492)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	36,597	36,891
Equity-based compensation	4,221	4,033
Bad debt expense	217	439
Amortization of loan costs, discounts and capitalized default interest	(855)	1,706
Write-off of loan costs and exit fees	1,528	2,237
Amortization of intangibles	276	414
Amortization of non-refundable membership initiation fees	(443)	(173)
Interest expense accretion on refundable membership club deposits	392	415
(Gain) loss on insurance settlement and disposition of assets	(696)	—
Realized and unrealized (gain) loss on derivatives	78	(112)
Net settlement of trading derivatives	—	30
Equity in (earnings) loss of unconsolidated entity	130	80
Deferred income tax expense (benefit)	(175)	(734)
Changes in operating assets and liabilities:
Accounts receivable and inventories	(5,365)	10,027
Prepaid expenses and other assets	(1,704)	(1,677)
Accounts payable and accrued expenses	26,645	(11,361)
Operating lease right-of-use assets	274	269
Due to/from related parties, net	(962)	(336)
Due to/from third-party hotel managers	(8,352)	7,057
Due to/from Ashford Inc.	1,711	(971)
Operating lease liabilities	(120)	(108)
Other liabilities	511	80
Net cash provided by (used in) operating activities	31,510	(23,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	—	2,528
Net proceeds from disposition of assets	1,816	—
Deposit for acquisition of hotel property	(3,000)	—
Investment in unconsolidated entity	—	(26)
Improvements and additions to hotel properties	(9,094)	(12,294)
Net cash provided by (used in) investing activities	(10,278)	(9,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	83,231	109,317
Repayments of indebtedness	(62,795)	(44,317)
Payments of loan costs and exit fees	(930)	(4,941)
Payments for derivatives	(79)	(92)
Purchase of common stock	(376)	(30)
Payments for dividends and distributions	(4,942)	(11,045)
Proceeds from issuance of preferred stock	—	474
Proceeds from issuance of common stock	65,679	—
Contributions from noncontrolling interest in consolidated entities	920	—
Distributions to noncontrolling interest in consolidated entities	—	(2,639)
Net cash provided by (used in) financing activities	80,708	46,727
Net change in cash, cash equivalents and restricted cash	101,940	13,649
Cash, cash equivalents and restricted cash at beginning of period	113,150	130,383
Cash, cash equivalents and restricted cash at end of period	$215,090	$144,032

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14,070	$16,060
Income taxes paid (refunded)	(41)	775

	Six Months Ended June 30,
	2021	2020

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$2,075	$3,208
Common stock purchases accrued but not paid	—	42
Capital expenditures accrued but not paid	3,109	9,685
Non-cash loan principal associated with default interest and late charges	—	4,926
Accrued common stock offering expense	34	—
Accrued preferred stock offering expenses	—	17
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$78,606	$71,995
Restricted cash at beginning of period	34,544	58,388
Cash, cash equivalents and restricted cash at beginning of period	$113,150	$130,383

Cash and cash equivalents at end of period	$157,677	$102,568
Restricted cash at end of period	57,413	41,464
Cash, cash equivalents and restricted cash at end of period	$215,090	$144,032
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Braemar Hotels & Resorts Inc., together with its subsidiaries (“Braemar”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (“Braemar OP”). In this report, the terms “Company,” “we,” “us” or “our” refers to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of June 30, 2021, own thirteen hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes eleven wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of June 30, 2021, twelve of our thirteen hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of June 30, 2021, ten of the thirteen hotel properties were leased by Braemar’s wholly-owned TRS and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Corporation (“Hyatt”), Ritz-Carlton (Virgin Islands), Inc. and The Ritz-Carlton Hotel Company, L.L.C., each of which are affiliates of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses.

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
As of June 30, 2021, the Company maintained unrestricted cash of $157.7 million and restricted cash of $57.4 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. During 2020, the Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. As of June 30, 2021, there was also $21.5 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. On December 10, 2020, the Company announced that it plans to continue its suspension of the common stock dividend into 2021 to protect liquidity and will evaluate future dividend declarations on a quarterly basis going forward.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic fully subside, whether our hotels will be forced to shut down operations or whether one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel or potentially cause state and local governments to reinstate travel restrictions. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed Convertible Senior Notes transaction (as described below), the corresponding repayment of our secured term loan, which eliminated financial covenants associated with it, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued have been resolved. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended June 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$19,352	$5,686	$2,720	$27,758
Colorado	1	1,555	1,214	1,497	4,266
Florida	2	17,875	7,708	5,553	31,136
Illinois	1	2,954	588	271	3,813
Pennsylvania	1	2,416	121	128	2,665
Washington	1	3,176	239	379	3,794
Washington, D.C.	1	1,204	123	249	1,576
USVI	1	15,305	4,174	2,623	22,102
Total	13	$63,837	$19,853	$13,420	$97,110

	Three Months Ended June 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$1,910	$270	$520	$2,700
Colorado	1	116	27	334	477
Florida	2	3,309	1,617	2,336	7,262
Illinois	1	311	37	67	415
Pennsylvania	1	534	—	83	617
Washington	1	67	—	64	131
Washington, D.C.	1	(9)	(13)	376	354
USVI	1	295	139	505	939
Total	13	$6,533	$2,077	$4,285	$12,895

	Six Months Ended June 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$32,097	$9,918	$4,981	$46,996
Colorado	1	7,935	4,192	3,890	16,017
Florida	2	34,226	13,348	10,730	58,304
Illinois	1	4,374	824	403	5,601
Pennsylvania	1	3,657	126	247	4,030
Washington	1	4,074	249	496	4,819
Washington, D.C.	1	3,235	255	495	3,985
USVI	1	28,562	7,570	5,074	41,206
Total	13	$118,160	$36,482	$26,316	$180,958

	Six Months Ended June 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$25,897	$8,041	$4,938	$38,876
Colorado	1	8,267	4,282	3,239	15,788
Florida	2	17,298	9,360	7,030	33,688
Illinois	1	2,932	889	363	4,184
Pennsylvania	1	5,000	1,206	319	6,525
Washington	1	3,765	791	422	4,978
Washington, D.C.	1	6,526	3,478	882	10,886
USVI	1	7,316	2,833	5,341	15,490
Total	13	$77,001	$30,880	$22,534	$130,415

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
For the three and six months ended June 30, 2020, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $390,000 and $4.0 million, respectively. This revenue is included in “other” hotel revenue in our condensed consolidated statement of operations. There was no such revenue recorded for the three and six months ended June 30, 2021 as the insurance claim was fully settled in 2020.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$455,298	$455,298
Buildings and improvements	1,187,283	1,190,437
Furniture, fixtures and equipment	124,370	127,692
Construction in progress	7,355	11,422
Total cost	1,774,306	1,784,849
Accumulated depreciation	(384,373)	(360,259)
Investments in hotel properties, net	$1,389,933	$1,424,590
Impairment Charges and Insurance Recoveries
For the three and six months ended June 30, 2021, we recognized a $0 and $481,000 gain associated with proceeds received from an insurance claim.
For the three and six months ended June 30, 2020, the Company received proceeds of $5.4 million and $7.4 million from our insurance carriers for property damage and business interruption from Hurricane Irma. There were no proceeds for the three and six months ended June 30, 2021 as the claim was fully settled in September 2020.
During the three and six months ended June 30, 2021 and 2020, no impairment charges were recorded.
In September 2020, the Company reached a final settlement with its insurance carriers related to Hurricane Irma. Upon settlement, the Company recorded a gain of $10.1 million as the proceeds received exceeded the carrying value of the hotel property at the time of the loss.
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of June 30, 2021, the Company has made investments in OpenKey totaling $2.4 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have been deemed to have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and six months ended June 30, 2021 and 2020.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2021	December 31, 2020
Carrying value of the investment in OpenKey (in thousands)	$1,578	$1,708
Ownership interest in OpenKey	7.8%	8.2%

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Equity in earnings (loss) of unconsolidated entity	$(66)	$(40)	$(130)	$(80)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (10)	Interest Rate	June 30, 2021	December 31, 2020
Mortgage loan (3)	The Ritz-Carlton St. Thomas	August 2021	August 2024	LIBOR (1) + 3.95%	$42,500	$42,500
Mortgage loan (4)	Park Hyatt Beaver Creek Resort & Spa	April 2022	April 2022	LIBOR (1) +3.00%	67,500	67,500
Mortgage loan (5)	Hotel Yountville	May 2022	May 2022	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan (6)	The Notary Hotel	June 2022	June 2025	LIBOR (1) + 2.16%	435,000	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (5)	Bardessono Hotel and Spa	August 2022	August 2022	LIBOR (1) + 2.55%	40,000	40,000
Term loan (7)	Equity	October 2022	October 2022	Base Rate (2) + 1.25% to 2.65% or LIBOR (1) + 2.25% to 3.65%	—	61,495
Mortgage loan (5)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	100,000	100,000
Mortgage loan (5)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	LIBOR (1) + 2.10%	54,000	54,000
Mortgage loan (8)	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,929	197,229
	Hilton La Jolla Torrey Pines
Mortgage loan (5)	Pier House Resort & Spa	September 2024	September 2024	LIBOR (1) + 1.85%	80,000	80,000
Convertible Senior Notes (9)	Equity	June 2026	June 2026	4.50%	86,250	—
					1,152,179	1,128,724
Capitalized default interest and late charges					4,944	7,304
Deferred loan costs, net					(3,818)	(5,434)
Discounts, net					(9,130)	—
Indebtedness, net					$1,144,175	$1,130,594
__________________
(1)LIBOR rates were 0.101% and 0.144% at June 30, 2021 and December 31, 2020, respectively.
(2)Base Rate, as defined in the secured term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.
(3)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(4)Effective January 9, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived from January 2021 through June 2021. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in April 2021.
(5)Effective December 31, 2020, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived from January 2021 through December 2021.
(6)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in June 2021.
(7)Effective February 22, 2021, we amended this term loan. In conjunction with the amendment, the interest rate spread increased from a rate of Base Rate + 1.25% - 2.50% or LIBOR + 2.25% - 3.50% to a Base Rate + 1.25% - 2.65% or LIBOR + 2.25% - 3.65%, with a LIBOR floor of 0.50%. On May 18, 2021, we repaid this term loan in full.
(8)Effective March 5, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits waived through July 1, 2021.
(9)On May 18, 2021, we executed a purchase agreement to sell convertible senior notes in a private offering. In conjunction with the private offering, we sold convertible senior notes with an aggregate principal amount of $86.25 million.
(10)The final maturity date assumes all available extensions options will be exercised.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront,

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Capital Hilton and Hilton La Jolla Torrey Pines. As of June 30, 2021, no loans are in default. See note 14 for discussion of the loan modification agreement with Lismore Capital LLC (“Lismore”). The Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during 2020, as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of non-cash principal amortization associated with the default interest and late charges during the three and six months ended June 30, 2021 was approximately $1.0 million and $2.4 million, respectively.
Convertible Senior Notes
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company. A portion of the proceeds were used to fully repay the secured term loan.
The Convertible Senior Notes are governed by an indenture (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. The Company recorded coupon interest expense of $464,000 for the three and six months ended June 30, 2021.
The Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component was calculated using a discount rate of 7.1%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Senior Notes. The $6.3 million carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the net proceeds of the Convertible Senior Notes. The amount recorded in equity is not subject to remeasurement or amortization. The initial discount of $9.3 million is accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Senior Notes. The Company recorded discount amortization of $185,000 for the three and six months ended June 30, 2021.
The Convertible Senior Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, based on an initial conversion rate of 157.7909 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $6.34 per share of common stock), subject to adjustment of the conversion rate under certain circumstances. In addition, following the occurrence of certain corporate events, if the Company provides notice of redemption or if it exercises its option to convert the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with such corporate event, such notice of redemption, or such issuer conversion option, as the case may be.
The Company may redeem the Convertible Senior Notes at the Company’s option, in whole or in part, on any business day on or after the date of issuance if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed subject to certain adjustments, plus accrued and unpaid interest to, but excluding, the redemption date.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2021, we were in compliance with all covenants.

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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Six Months Ended June 30,
Interest rate caps:(1)	2021	2020
Notional amount (in thousands)	$679,000	$602,500
Strike rate low end of range	0.75%	3.00%
Strike rate high end of range	4.00%	4.00%
Effective date range	January 2021- May 2021	March 2020 - June 2020
Termination date range	September 2021- June 2022	April 2021 - June 2021
Total cost of interest rate caps (in thousands)	$79	$92
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	June 30, 2021	December 31, 2020
Notional amount (in thousands)	$801,000	$779,000
Strike rate low end of range	0.75%	3.00%
Strike rate high end of range	4.00%	4.00%
Termination date range	August 2021 - June 2022	February 2021 - October 2021
Aggregate principal balance on corresponding mortgage loans (in thousands)	$776,000	$779,000
_______________
(1)No instruments were designated as cash flow hedges.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2021, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.101% to 0.372% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The fair value of interest rate caps as of June 30, 2021 and December 31, 2020 was immaterial.
Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Assets
Derivative assets:
Interest rate derivatives - caps	$(58)		$(44)		$(78)		$(63)
Credit default swaps	—	(1)	(925)	(1)	—	(1)	175	(1)
Total derivative assets	$(58)		$(969)		$(78)		$112
Total	$(58)		$(969)		$(78)		$112
Total combined
Interest rate derivatives - floors	$—		$—		$—		$75
Interest rate derivatives - caps	(58)		(44)		(78)		(63)
Credit default swaps	—		(925)		—		175
Unrealized gain (loss) on derivatives	(58)		(969)		(78)		187
Realized gain (loss) on interest rate floors	—		—		—		(75)	(2)
Net	$(58)		$(969)		$(78)		$112
_______________
(1)Excludes costs associated with credit default swaps of $0 and $64 for the three months ended June 30, 2021 and 2020, respectively, as well as $0 and $127 for the six months ended June 30, 2021 and 2020, respectively, which is included in “other income (expense)” in our condensed consolidated statements of operations.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$1	$1	$—	$—
Financial assets not measured at fair value:
Cash and cash equivalents	$157,677	$157,677	$78,606	$78,606
Restricted cash	57,413	57,413	34,544	34,544
Accounts receivable, net	18,707	18,707	13,557	13,557
Due from related parties, net	1,953	1,953	991	991
Due from third-party hotel managers	21,546	21,546	12,271	12,271
Financial liabilities not measured at fair value:
Indebtedness	$1,143,049	$889,567 to $983,205	$1,128,724	$884,325 to $977,411
Accounts payable and accrued expenses	84,460	84,460	61,758	61,758
Dividends and distributions payable	2,075	2,075	2,736	2,736
Due to Ashford Inc.	2,516	2,516	2,772	2,772
Due to third-party hotel managers	1,834	1,834	1,393	1,393
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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 77.8% to 86.0% of the carrying value of $1.1 billion at June 30, 2021, and approximately 78.3% to 86.6% of the carrying value of $1.1 billion at December 31, 2020. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(9,233)	$(47,931)	$(17,941)	$(60,861)
Less: Dividends on preferred stock	(1,893)	(2,555)	(4,281)	(5,110)
Less: Loss on extinguishment of preferred stock - Series B	(4,411)	—	(4,484)	—
Undistributed net income (loss) allocated to common stockholders	(15,537)	(50,486)	(26,706)	(65,971)
Distributed and undistributed net income (loss) - basic and diluted	$(15,537)	$(50,486)	$(26,706)	$(65,971)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	47,820	32,907	43,737	32,688

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.32)	$(1.53)	$(0.61)	$(2.02)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.32)	$(1.53)	$(0.61)	$(2.02)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(1,282)	$(5,770)	$(2,361)	$(7,655)
Dividends on preferred stock - Series B	1,068	1,730	2,631	3,460
Loss on extinguishment of preferred stock - Series B	4,411	—	4,484	—
Interest expense on Convertible Senior Notes	649	—	649	—
Total	$4,846	$(4,040)	$5,403	$(4,195)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	129	—	106	38
Effect of assumed conversion of operating partnership units	4,059	3,845	4,033	3,979
Effect of assumed conversion of preferred stock - Series B	4,156	6,728	5,113	6,728
Effect of assumed conversion of exchanged preferred stock - Series B	905	236	728	298
Effect of assumed conversion of Convertible Senior Notes	6,580	—	3,290	—
Total	15,829	10,809	13,270	11,043
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
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s 2013 Equity Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until stockholder approval is obtained. In March 2021, approximately 244,000 LTIP units with a fair value of approximately $1.7 million and a vesting period of three years were granted. Stockholder approval was obtained on May 11, 2021.
On May 11, 2021, approximately 202,000 LTIP units with a fair value of $1.4 million and a vesting period of three years were issued. Additionally, approximately 23,000 LTIP units were issued to independent directors, with a fair value of approximately $164,000, which vested immediately upon grant.
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
With respect to the 2019 and 2020 award agreements, the number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
With respect to the 2021 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period commencing on January 1, 2021 and ending on December 31, 2023. The performance criteria for the 2021 performance grants are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period. On May 11, 2021, approximately 840,000 Performance LTIP units with a fair value of approximately $5.7 million and a vesting period of three years were granted.
As of June 30, 2021, we have issued a total of approximately 2.4 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 572,000 LTIP units and 900,000 Performance LTIP units issued from March 2015 to May 2021, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2021	December 31, 2020
Redeemable noncontrolling interests in Braemar OP	$29,398	$27,655
Adjustments to redeemable noncontrolling interests (1)	$3,093	$167
Ownership percentage of operating partnership	7.62%	9.43%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net income (loss) to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,282	$5,770	$2,361	$7,655
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common units converted to common stock	2	—	2	339
Fair value of common units converted	$15	$—	$15	$390	(1)
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $3.5 million.
12. Equity and Stock-Based Compensation
Common Stock Dividends—The board of directors did not declare a quarterly common stock dividend for the three and six months ended June 30, 2021 and 2020.
Restricted Stock Units—We incur stock-based compensation expense in connection with restricted stock units awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s 2013 Equity Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until stockholder approval is obtained. In March 2021, approximately 504,000 restricted stock units with a fair value of approximately $3.5 million and a vesting period of three years were granted. Stockholder approval was obtained on May 11, 2021.
On May 11, 2021, approximately 215,000 restricted stock units with a fair value of approximately $1.5 million and a vesting period of three years were granted. Additionally, approximately 46,000 shares of common stock were issued to independent directors, with a fair value of approximately $322,000, which vested immediately upon grant.
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
With respect to the 2019 and 2020 award agreements, the number of PSUs actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
The Company issued equity awards in the first quarter of 2021, a substantial majority of which were issued subject to stockholder approval of an increase in the number of shares available for issuance under the Company’s Amended and Restated 2011 Stock Incentive Plan. Under the applicable accounting literature, these awards are not accounted for until shareholder approval is obtained. Stockholder approval was obtained on May 11, 2021.
With respect to the 2021 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period commencing on January 1, 2021 and ending on December 31, 2023. The performance criteria for the 2021 performance grants are based on performance conditions under the relevant literature, and the 2021 performance grants were issued to non-employees. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, which may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On May 11, 2021, approximately 446,000 PSUs with a fair value of approximately $6.0 million and vesting period of three years were issued.
8.25% Series D Cumulative Preferred Stock—The Series D Cumulative Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series D Cumulative Preferred Stock	$825	825	$1,650	$1,650
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million.
As of June 30, 2021, the Company has sold approximately 7.4 million shares of common stock and received net proceeds of approximately $30.5 million under this program.
The issuance activity is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common shares issued	706	—	2,711	—
Gross proceeds received	$4,292	$—	$16,119	$—
Commissions and other expenses	54	—	202	—
Net proceeds	$4,238	$—	$15,917	$—
Standby Equity Distribution Agreement—On February 4, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd. (“YA”), pursuant to which the Company will be able to sell up to 7,780,786 shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on February 4, 2021, and terminating on the earliest of (i) the first day of the month next following the 36-month anniversary of the SEDA or (ii) the date on which YA shall have made payment of Advances (as defined in the SEDA) pursuant to the SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the five consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
At any time during the Commitment Period the Company may require YA to purchase shares of the Company’s common stock by delivering a written notice to YA setting forth the Advance Shares (as defined in the SEDA) that the Company desires to issue and sell to YA (the “Advance Notice”). The Company may deliver an Advance Notice for an initial Advance for up to 1,200,000 Advance Shares (the “Initial Advance”). The preliminary purchase price per share for such shares shall be 100% of the average daily VWAP for the five consecutive trading days immediately prior to the date of the Advance Notice (the “Preliminary Purchase Price”).
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity under the SEDA is summarized below (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common shares sold to YA	500	1,700
Proceeds received	$2,993	$10,000
Common Stock Resale Agreement—On April 21, 2021, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”), entered into a purchase agreement, pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the purchase agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Purchase Agreement.
Upon entering into the purchase agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the purchase agreement. The issuance activity under the Lincoln Park agreement is summarized below (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common shares sold to Lincoln Park	766	766
Additional commitment shares	15	15
Total common shares issued to Lincoln Park	781	781

Proceeds received	$4,217	$4,217
At-the-Market Equity Distribution Agreement—On May 25, 2021, the Company entered into an equity distribution agreement with Virtu Americas LLC (“Virtu”), to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $50,000,000 (the “Virtu May 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale.
The issuance activity under the Virtu May 2021 EDA is summarized below (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common shares issued	5,972	5,972
Gross proceeds received	$36,579	$36,579
Commissions and other expenses	366	366
Net proceeds	$36,213	$36,213
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the six months ended June 30, 2021 and 2020. As of June 30, 2021, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
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
(iv)    board’s determination based on the advice of counsel to cease to be qualified as a REIT; or
(v)    determination within the meaning of Section 1313(a) of the Code to cease to be qualified as a REIT.
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. As of June 30, 2021, we have sold approximately 65,000 shares of our Series B Convertible Preferred Stock and received proceeds of approximately $1.2 million under this program.
The issuance activity is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series B Convertible Preferred Stock shares issued	—	—	—	23
Gross proceeds received	$—	$—	$—	$439
Commissions and other expenses	—	—	—	7
Net proceeds	$—	$—	$—	$432
Series B Convertible Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Series B Convertible Preferred Stock	$1,068	$1,730	$2,631	$3,460

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During 2021, Braemar entered into privately negotiated exchange agreements with certain holders of its 5.50% Series B Cumulative Convertible Preferred Stock, par value $0.01 per share in reliance on Section 3(a)(9) of the Securities Act. The table below summarizes the activity (in thousands):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Preferred Shares Tendered	Common Shares Issued	Preferred Shares Tendered	Common Shares Issued
Series B Convertible Preferred Stock	1,437	5,636	1,923	7,171
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advisory services fee
Base advisory fee	$2,678	$2,572	$5,223	$5,193
Reimbursable expenses (1)	510	412	1,002	956
Equity-based compensation (2)	2,285	1,917	3,672	3,821
Incentive fee	1,266	—	1,637	—
Total	$6,739	$4,901	$11,534	$9,970
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory and asset management services.
(2)    Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Pursuant to the Company's hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Braemar, Ashford Hospitality Trust, Inc. (“Ashford Trust”), their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.'s risk management department manages the casualty insurance program. At the beginning of each year, Ashford Inc.'s risk

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
management department collects funds from Braemar, Ashford Trust and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
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
For the three and six months ended June 30, 2021, the Company recognized expense of $0 and $341,000, respectively. For the three and six months ended June 30, 2020, the Company recognized expense of $1.6 million. These expenses are included in “write-off of loan costs and exit fees” in the condensed consolidated statements of operations.
Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise retail capital in order to grow its existing and future platforms. In conjunction with the formation of Ashford Securities, Braemar has entered into a contribution agreement (the “Initial Contribution Agreement”) with Ashford Inc. pursuant to which Braemar has agreed to contribute, with Ashford Trust, up to $15.0 million to fund the operations of Ashford Securities. Costs for all operating expenses of Ashford Securities that were contributed by Ashford Trust and Braemar will be expensed as incurred. These costs were allocated initially to Ashford Trust and Braemar based on an allocation percentage of 75% to Ashford Trust and 25% Braemar. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised or June 10, 2023, there will be a true up (the “Initial True-up Date”) between Ashford Trust and Braemar, whereby the actual capital contributions contributed by each company will be based on the actual amount of capital raised by Ashford Trust and Braemar, respectively. After the Initial True-Up Date, the capital contributions will be allocated between Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities.
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. The Initial True-Up Date did not occur, and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an Amended and Restated true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Additionally, Braemar’s aggregate Capital Contributions under the Initial Contribution Agreement and the Amended and Restated Contribution Agreement shall not exceed $3.75 million unless otherwise agreed to in writing by Braemar.
As of June 30, 2021, Braemar has funded approximately $1.9 million. Additionally, as of June 30, 2021, the Company has a payable of $17,000, included in “due to Ashford Inc.” on our condensed consolidated balance sheet that represents unfunded reimbursable expenses.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2021	2020	2021	2020
Corporate, general and administrative	$523	$97	$863	$330

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Enhanced Return Funding Program
Concurrent with Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with Ashford Inc. ( “Amendment No. 1”), on January 15, 2019, the Company also entered into the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) with Ashford Inc. The “key money investments” concept previously contemplated by our advisory agreement was replaced with the ERFP Agreement. The Fifth Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, design and construction and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Ashford Inc. and Braemar, respectively.
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
During the second quarter of 2021, the Company sold approximately $1.6 million of hotel FF&E from Braemar hotel properties to Ashford LLC which was subsequently leased back to the Company rent-free. In accordance with ASC 842, the Company evaluated the transactions and concluded that the transactions qualified as sales. As a result, the Company recorded an aggregate gain of $197,000 for the three and six months ended June 30, 2021. The gains are recorded in “gain (loss) on insurance settlement, disposition of assets and sale of hotel properties” in our condensed consolidated statements of operations.
In the second quarter of 2021, upon expiration of an ERFP lease, the Company purchased the underlying FF&E from Ashford Inc. for $144,000. As of June 30, 2021, the Company has recorded a payable of $144,000 included in "due to Ashford Inc." on the condensed consolidated balance sheet.
Design and Construction Services
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s design and construction business, we entered into a design and construction services agreement with Ashford Inc.’s subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) for the following services: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). On March 20, 2020, we amended the design and construction services agreement to provide that Premier’s fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company.
Hotel Management Services
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. Following the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At June 30, 2021, Remington Hotels managed three of our thirteen hotel properties.
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
Ashford Trust
As of June 30, 2021, the Company has an $800,000 receivable from Ashford Trust, included in Due from related parties, net. The receivable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. The $800,000 gain is included in “(gain) loss on legal settlements” on the condensed consolidated statements of operations.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2021, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2021, we pay a monthly hotel management fee equal to the greater of approximately $14,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2.5% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II. Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of June 30, 2021, no amounts have been accrued.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is probable that the litigation will result in a loss due to a potential pre-trial settlement, in which case the Company estimates its potential loss will be approximately $500,000; however, it is entitled to indemnification for a portion of such loss. As of June 30, 2021, approximately $500,000 has been accrued.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of June 30, 2021, no amounts have been accrued.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2021 and December 31, 2020, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Events
On July 12, 2021, the Company entered into a second equity distribution agreement with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million (the “Virtu July 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 4, 2021, the Company has not sold any shares of common stock under the Virtu July 2021 EDA.
On July 12, 2021, the Company made an additional investment in OpenKey of approximately $117,000.
Subsequent to June 30, 2021, the Company has sold approximately 86,000 shares of Series E Preferred Stock and received net proceeds of approximately $1.9 million.
On August 5, 2021, the Company acquired a 100% interest in the 138-room Mr. C Beverly Hills Hotel and five luxury condominium residences adjacent to the hotel for total consideration of approximately $74 million, subject to adjustments. The consideration consisted of $10 million of cash, 2.5 million Braemar OP common units, 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price and the assumption of a $50 million mortgage loan. Upon closing, the Company repaid $20 million of the assumed mortgage loan. As a result of the recent date of the transaction, it is impractical to provide the pro forma results of operations that include the impact of the acquisition.

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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the impact of COVID-19 and numerous governmental travel restrictions and other orders on our business, including one or more possible recurrences of COVID-19 case surges causing state and local governments to reinstate travel restrictions;
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
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 case surges causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
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
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•future sales and issuances of our common stock or other securities might result in dilution and could cause the price of our common stock to decline.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2021, we owned interests in thirteen hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,722 total rooms, or 3,487 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own eleven of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.

We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2021, Remington Hotels, a subsidiary of Ashford Inc., managed three of our thirteen hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2021, owned approximately 608,578 shares of Ashford Inc. common stock, which represented an approximate 20.1% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of June 30, 2021 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.6%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of the Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of June 30, 2021, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 4,234,775 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 6.7% ownership in the Company.
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses.
The Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for fiscal year 2021 to approximately $20 million to $30 million and suspended its common stock dividends.
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
As of June 30, 2021, the Company maintained unrestricted cash of $157.7 million and restricted cash of $57.4 million. For the six months ended June 30, 2021, cash flows provided by operating activities was approximately $31.5 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $21.5 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. On December 10, 2020, the Company announced that it plans to continue its suspension of the common stock dividend into 2021 to protect liquidity and will evaluate future dividend declarations on a quarterly basis going forward.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic fully subside, whether our hotels will be forced to shut down operations or whether one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel or potentially cause state and local governments to reinstate travel restrictions. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed Convertible Senior Notes transaction (as described below), the corresponding repayment of our secured term loan, which eliminated financial covenants associated with it, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued have been resolved. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
Recent Developments
On April 21, 2021, Braemar and Lincoln Park, entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to 8,893,565 shares of its common stock, from time to time during the term of the purchase agreement. The issuance of the shares of common stock pursuant to the purchase agreement has been registered pursuant to the Company’s Registration Statement, and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. Braemar and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. As of August 4, 2021, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the purchase agreement.
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the "Convertible Senior Notes"). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. A portion of the proceeds were used to fully repay the secured term loan.
On May 25, 2021, the Company entered into an equity distribution agreement with Virtu Americas LLC (“Virtu”), to sell from time to time shares of our common stock having an aggregate offering price of up to $50 million (the “Virtu May 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 4, 2021, the Company has sold approximately 8.1 million shares of common stock under the Virtu May 2021 EDA and received gross proceeds of approximately $48.6 million.
During the second quarter of 2021, we recognized a gain of $800,000 related to the settlement of a transfer tax matter with the City of San Francisco.
On July 12, 2021, the Company entered into a second equity distribution agreement with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million (the “Virtu July 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 4, 2021, the Company has not sold any shares of common stock under the Virtu July 2021 EDA.
On July 12, 2021, the Company made an additional investment in OpenKey of approximately $117,000.
Subsequent to June 30, 2021, the Company has sold approximately 86,000 shares of Series E Preferred Stock and received net proceeds of approximately $1.9 million.
On August 5, 2021, the Company acquired a 100% interest in the 138-room Mr. C Beverly Hills Hotel and five luxury condominium residences adjacent to the hotel for total consideration of approximately $74 million, subject to adjustments. The consideration consisted of $10 million of cash, 2.5 million Braemar OP common units, 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price and the assumption of a $50 million mortgage loan. Upon closing, the Company repaid $20 million of the assumed mortgage loan.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenue
Rooms	$63,837	$6,533	$57,304	877.1%
Food and beverage	19,853	2,077	17,776	855.8
Other	13,420	4,285	9,135	213.2
Total revenue	97,110	12,895	84,215	653.1
Expenses
Hotel operating expenses:
Rooms	13,482	3,445	(10,037)	(291.3)
Food and beverage	16,322	3,649	(12,673)	(347.3)
Other expenses	33,476	12,979	(20,497)	(157.9)
Management fees	2,952	466	(2,486)	(533.5)
Total hotel operating expenses	66,232	20,539	(45,693)	(222.5)
Property taxes, insurance and other	7,190	7,244	54	0.7
Depreciation and amortization	18,244	18,553	309	1.7
Gain on legal settlement	(989)	—	989
Advisory services fee	6,739	4,901	(1,838)	(37.5)
Transaction costs	296	—	(296)
Corporate general and administrative	2,383	1,513	(870)	(57.5)
Total expenses	100,095	52,750	(47,345)	(89.8)
Gain (loss) on insurance settlement and disposition of assets	197	—	197
Operating income (loss)	(2,788)	(39,855)	37,067	93.0
Equity in earnings (loss) of unconsolidated entity	(66)	(40)	(26)	(65.0)
Interest income	12	24	(12)	(50.0)
Other income (expense)	—	(64)	64	100.0
Interest expense and amortization of loan costs	(7,226)	(17,411)	10,185	58.5
Write-off of loan costs and exit fees	(1,177)	(2,237)	1,060	47.4
Unrealized gain (loss) on derivatives	(58)	(969)	911	94.0
Income (loss) before income taxes	(11,303)	(60,552)	49,249	81.3
Income tax (expense) benefit	(61)	4,447	(4,508)	(101.4)
Net income (loss)	(11,364)	(56,105)	44,741	79.7
(Income) loss attributable to noncontrolling interest in consolidated entities	849	2,404	(1,555)	(64.7)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,282	5,770	(4,488)	(77.8)
Net income (loss) attributable to the Company	$(9,233)	$(47,931)	$38,698	80.7%

All hotel properties owned for the three months ended June 30, 2021 and 2020 have been included in our results of operations during the respective periods in which they were owned.
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended June 30,
	2021	2020
Occupancy	49.18%	6.81%
ADR (average daily rate)	$382.21	$282.64
RevPAR (revenue per available room)	$187.97	$19.24
Rooms revenue (in thousands)	$63,837	$6,533
Total hotel revenue (in thousands)	$97,110	$12,895
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $38.7 million, from $47.9 million for the three months ended June 30, 2020 (the “2020 quarter”) to $9.2 million for the three months ended June 30, 2021 (the “2021 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $57.3 million, or 877.1%, to $63.8 million during the 2021 quarter compared to the 2020 quarter. During the 2021 quarter, we experienced a 4,237 basis point increase in occupancy and a 35.2% increase in room rates. The increase in rooms revenue is due to the hotel properties recovering from the COVID-19 pandemic.
Fluctuations in rooms revenue is a result of the changes in occupancy and ADR as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$1,213	1,797	n/a
Marriott Seattle Waterfront	3,109	4,657	(7.6)%
The Notary Hotel	1,882	2,486	8.5%
The Clancy (2)	2,798	5,139	(59.6)%
Sofitel Chicago Magnificent Mile	2,642	3,412	46.5%
Pier House Resort & Spa	5,892	7,332	63.8%
The Ritz-Carlton St. Thomas	15,010	8,369	147.4%
Park Hyatt Beaver Creek Resort & Spa	1,439	2,891	18.2%
Hotel Yountville	3,039	6,043	20.5%
The Ritz-Carlton Sarasota	8,675	5,794	49.7%
Hilton La Jolla Torrey Pines	3,789	5,082	48.9%
Bardessono Hotel and Spa	4,187	6,465	28.2%
The Ritz-Carlton Lake Tahoe	3,629	4,649	15.7%
Total	$57,304	4,237	35.2%
_______________
(1) The hotel was closed the entire 2020 quarter.
(2) The hotel was being renovated through September 30, 2020.
Food and Beverage Revenue. Food and beverage revenue increased $17.8 million, or 855.8%, to $19.9 million during the 2021 quarter compared to the 2020 quarter. This increase is attributable to increases at all hotel properties as they are recovering from the COVID-19 pandemic.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, increased $9.1 million, or 213.2%, to $13.4 million during the 2021 quarter compared to the 2020 quarter. The increase is attributable to an aggregate increase in other hotel revenue of $9.7 million at twelve hotel properties, partially offset by a decrease of $126,000 at Capital Hilton and lower business interruption revenue of $390,000.
During the 2020 quarter, we recognized business interruption revenue of $390,000 at The Ritz-Carlton St. Thomas as a result of Hurricane Irma. There was no business interruption revenue during the 2021 quarter as the insurance claim was fully settled in 2020.

Rooms Expense. Rooms expense increased $10.0 million, or 291.3%, to $13.5 million in the 2021 quarter compared to the 2020 quarter. This increase is attributable to increases at all hotel properties as they are recovering from the COVID-19 pandemic.
Food and Beverage Expense. Food and beverage expense increased $12.7 million, or 347.3%, to $16.3 million during the 2021 quarter compared to the 2020 quarter. This increase is attributable to an aggregate increase of $12.9 million at all but two hotel properties. The increase was partially offset by an aggregate decrease in food and beverage expense of $177,000 at Capital Hilton and The Notary Hotel.
Other Operating Expenses. Other operating expenses increased $20.5 million, or 157.9%, to $33.5 million in the 2021 quarter compared to the 2020 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $3.9 million in direct expenses and $16.6 million in indirect expenses and incentive management fees in the 2021 quarter as compared to the 2020 quarter as the hotel properties are recovering from the COVID-19 pandemic. Direct expenses were 5.3% of total hotel revenue in the 2021 quarter and 10.3% in the 2020 quarter. The increase in direct expenses is attributable to higher occupancy levels at our hotel properties as they are recovering from the COVID-19 pandemic.
The increase in indirect expenses is comprised of increases in (i) general and administrative costs of $6.3 million; (ii) marketing costs of $3.2 million; (iii) repairs and maintenance of $2.3 million; (iv) lease expense of $102,000; (v) energy costs of $1.4 million; and (vi) incentive management fees of $3.3 million.
Management Fees. Base management fees increased $2.5 million, or 533.5%, to $3.0 million in the 2021 quarter compared to the 2020 quarter at all of our hotel properties as a result of the recovery from the COVID-19 pandemic.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $54,000, or 0.7%, to $7.2 million in the 2021 quarter compared to the 2020 quarter.
Depreciation and Amortization. Depreciation and amortization decreased $309,000, or 1.7%, to $18.2 million in the 2021 quarter compared to the 2020 quarter.
Advisory Services Fee. Advisory services fee increased $1.8 million, or 37.5%, to $6.7 million in the 2021 quarter compared to the 2020 quarter due to increases in the base advisory fee of $106,000, reimbursable expenses of $98,000, incentive fee of $1.3 million, and equity-based compensation of $368,000. In the 2021 quarter, we recorded an advisory services fee of $6.7 million, which included a base advisory fee of $2.7 million, reimbursable expenses of $510,000, incentive fee of $1.3 million and $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. In the 2020 quarter, we recorded an advisory services fee of $4.9 million, which included a base advisory fee of $2.6 million, reimbursable expenses of $412,000 and $1.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Gain on legal settlements. In the 2021 quarter, we recognized a gain of $800,000 related to the settlement of a transfer tax matter with the City of San Francisco and a gain of $189,000 related to a billing dispute. In the 2020 quarter, there was no such gain recognized.
Transaction costs. In the 2021 quarter, we recognized $296,000 of transaction costs associated with the pending acquisition of the Mr. C Beverly Hills hotel. There were no transaction costs in the 2020 quarter.
Corporate General and Administrative. Corporate general and administrative expense was $2.4 million in the 2021 quarter and $1.5 million in the 2020 quarter. The increase in corporate general and administrative expense is due to higher miscellaneous expenses of $301,000, higher public company costs of $165,000 and an increase of $425,000 related to our share of the reimbursed operating expenses of Ashford Securities, partially offset by lower professional fees of $23,000.
Gain (Loss) on Insurance Settlement and Disposition of Assets. In the 2021 quarter, we recognized a gain of $197,000 associated with the sale of certain ERFP assets to Ashford Inc.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2021 quarter and 2020 quarter, we recorded equity in loss of unconsolidated entity of $66,000 and $40,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income decreased $12,000, or 50.0%, to $12,000 for the 2021 quarter.

Other Income (Expense). Other expense was $64,000 in 2020 quarter as compared to $0 in the 2021 quarter. In the 2020 quarter, we recorded expense of $64,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $10.2 million, or 58.5%, to $7.2 million in the 2021 quarter compared to the 2020 quarter. The decrease is primarily due to a lower average LIBOR rate and the amortization of default interest and late charges recorded on loans that were previously in default, partially offset by higher interest expense associated with our secured term loan as well as the interest on our Convertible Senior Notes. The average LIBOR rates in the 2021 quarter and the 2020 quarter were 0.10% and 0.35%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.2 million in the 2021 quarter, primarily associated with the $1.2 million write-off of unamortized loan costs upon the payoff of our secured term loan.
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
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $58,000 in the 2021 quarter consisted of unrealized loss on interest rate caps. Unrealized loss on derivatives of $969,000 in the 2020 quarter consisted of a $925,000 unrealized loss on CMBX credit default swaps and a $44,000 unrealized loss on interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $4.5 million, from income tax benefit of $4.4 million in the 2020 quarter to income tax expense of $61,000 in the 2021 quarter. This change was primarily due to an increase in the profitability of our TRS entities in the 2021 quarter compared to the 2020 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $849,000 and $2.4 million in the 2021 quarter and the 2020 quarter, respectively. At both June 30, 2021 and 2020, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.3 million and $5.8 million in the 2021 quarter and the 2020 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 7.62% and 10.26% as of June 30, 2021 and 2020, respectively.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenue
Rooms	$118,160	$77,001	$41,159	53.5%
Food and beverage	36,482	30,880	5,602	18.1
Other	26,316	22,534	3,782	16.8
Total hotel revenue	180,958	130,415	50,543	38.8
Expenses
Hotel operating expenses:
Rooms	24,497	21,325	(3,172)	(14.9)
Food and beverage	30,274	27,550	(2,724)	(9.9)
Other expenses	62,019	55,069	(6,950)	(12.6)
Management fees	5,484	4,343	(1,141)	(26.3)
Total hotel operating expenses	122,274	108,287	(13,987)	(12.9)
Property taxes, insurance and other	14,454	14,904	(450)	3.0
Depreciation and amortization	36,597	36,891	(294)	0.8
Gain on legal settlement	(989)	—	989
Advisory services fee	11,534	9,970	(1,564)	(15.7)
Transaction costs	296	—	(296)
Corporate general and administrative	3,983	3,445	(538)	(15.6)
Total expenses	188,149	173,497	(14,652)	(8.4)
Gain (loss) on insurance settlement and disposition of assets	696	—	696
Operating income (loss)	(6,495)	(43,082)	36,587	84.9
Equity in earnings (loss) of unconsolidated entity	(130)	(80)	(50)	(62.5)
Interest income	21	153	(132)	(86.3)
Other income (expense)	—	(202)	202	100.0
Interest expense and amortization of loan costs	(13,982)	(29,308)	15,326	52.3
Write-off of loan costs and exit fees	(1,528)	(2,237)	709	31.7
Unrealized gain (loss) on derivatives	(78)	187	(265)	(141.7)
Income (loss) before income taxes	(22,192)	(74,569)	52,377	70.2
Income tax (expense) benefit	(206)	3,077	(3,283)	(106.7)
Net income (loss)	(22,398)	(71,492)	49,094	68.7
(Income) loss attributable to noncontrolling interest in consolidated entities	2,096	2,976	880	29.6
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,361	7,655	5,294	69.2
Net income (loss) attributable to the Company	$(17,941)	$(60,861)	$42,920	70.5%

The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Six Months Ended June 30,
	2021	2020
Occupancy	43.13%	33.25%
ADR (average daily rate)	$405.58	$341.44
RevPAR (revenue per available room)	$174.92	$113.53
Rooms revenue (in thousands)	$118,160	$77,001
Total hotel revenue (in thousands)	$180,958	$130,415
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $42.9 million, from $60.9 million for the six months ended June 30, 2020 (the “the 2020 period”), to $17.9 million for the six months ended June 30, 2021 (the “the 2021 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $41.2 million, or 53.5%, to $118.2 million during the 2021 period compared to the 2020 period. During the 2021 period, we experienced a 988 basis point increase in occupancy and a 18.8% increase in room rates compared to the 2020 period. The increase in rooms revenue is due to the hotel properties recovering from the COVID-19 pandemic.
Fluctuations in rooms revenue is a result of the changes in occupancy and ADR as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$(3,291)	(690)	(35.1)%
Marriott Seattle Waterfront	309	588	(11.0)%
The Notary Hotel	(1,343)	(604)	(9.5)%
The Clancy (1)	(3,569)	480	(53.9)%
Sofitel Chicago Magnificent Mile	1,442	320	35.0%
Pier House Resort & Spa	5,926	4,001	5.7%
The Ritz-Carlton St. Thomas	21,246	5,314	37.8%
Park Hyatt Beaver Creek Resort & Spa	(332)	1,529	(34.3)%
Hotel Yountville	2,664	2,348	36.3%
The Ritz-Carlton Sarasota	11,002	3,114	24.5%
Hilton La Jolla Torrey Pines	285	1,014	(17.1)%
Bardessono Hotel and Spa	3,972	2,690	41.0%
The Ritz-Carlton Lake Tahoe	2,848	2,341	(20.3)%
Total	$41,159	988	18.8%
_______________
(1) The hotel was being renovated through September 30, 2020.
Food and Beverage Revenue. Food and beverage revenue increased $5.6 million, or 18.1%, to $36.5 million during the 2021 period compared to the 2020 period. This increase is primarily driven by the gradual recovery from the COVID-19 pandemic. We experienced an aggregate increase in food and beverage revenue of $12.0 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Pier House Resort & Spa, Bardessono Hotel and Spa and Hotel Yountville. The increases were partially offset by an aggregate decrease of $6.4 million at Capital Hilton, Hilton La Jolla Torrey Pines, The Notary Hotel, Marriott Seattle Waterfront, Park Hyatt Beaver Creek Resort & Spa, The Clancy and Sofitel Chicago Magnificent Mile.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $3.8 million, or 16.8%, to $26.3 million during the 2021 period compared to the 2020 period. The increase is attributable to higher other hotel revenue of $8.8 million at eight hotel properties, partially offset by an aggregate decrease of $1.1 million at The Clancy, Capital Hilton, Hilton La Jolla Torrey Pines and The Notary Hotel and lower business interruption revenue of $4.0 million.

During the 2020 period, we recognized business interruption revenue of $4.0 million at The Ritz-Carlton St. Thomas as a result of Hurricane Irma. There was no such revenue recorded in the 2021 period.
Rooms Expense. Rooms expense increased $3.2 million, or 14.9%, to $24.5 million in the 2021 period compared to the 2020 period. The increase is attributable to an aggregate increase in rooms expense of $5.7 million at nine hotel properties, partially offset by a decrease of $2.5 million at the Capital Hilton, The Notary Hotel, Marriott Seattle Waterfront and Hilton La Jolla Torrey Pines.
Food and Beverage Expense. Food and beverage expense increased $2.7 million, or 9.9%, to $30.3 million during the 2021 period compared to the 2020 period. The increase is attributable to an aggregate increase of $8.6 million at seven hotel properties, partially offset by an aggregate decrease of $5.8 million at Capital Hilton, The Notary Hotel, Hilton La Jolla Torrey Pines, Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile and Park Hyatt Beaver Creek Resort & Spa.
Other Operating Expenses. Other operating expenses increased $7.0 million, or 12.6%, to $62.0 million in the 2021 period compared to the 2020 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $3.1 million in direct expenses and $3.8 million in indirect expenses and incentive management fees in the 2021 period compared to the 2020 period.
Direct expenses were 5.6% of total hotel revenue in the 2021 period and 5.4% in the 2020 period. The increase in direct expenses is associated with higher revenues as hotel properties are recovering from the COVID-19 pandemic.
The increase in indirect expenses is attributable to increases in (i) incentive management fees of $3.8 million; (ii) repairs and maintenance of $1.5 million; and (iii) energy costs of $1.3 million. The increases were partially offset by decreases in (i) general and administrative costs of $2.6 million; (ii) lease expense of $159,000; and (iii) marketing costs of $65,000.
Management Fees. Base management fees increased $1.1 million, or 26.3%, to $5.5 million in the 2021 period compared to the 2020 period. Management fees increased $1.9 million at eight hotel properties, partially offset be an aggregate decrease of $728,000 at the Capital Hilton, Hilton La Jolla Torrey Pines and Park Hyatt Beaver Creek Resort & Spa, The Notary Hotel and The Clancy.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $450,000, or 3.0%, to $14.5 million in the 2021 period compared to the 2020 period.
Depreciation and Amortization. Depreciation and amortization decreased $294,000, or 0.8%, to $36.6 million for the 2021 period compared to the 2020 period.
Advisory Services Fee. Advisory services fee increased $1.6 million, or 15.7%, to $11.5 million in the 2021 period compared to the 2020 period due to increases in the base advisory fee of $30,000, reimbursable expenses of $46,000, and incentive fee of $1.6 million, partially offset by a decrease in equity-based compensation of $149,000. In the 2021 period, we recorded an advisory services fee of $11.5 million, which included a base advisory fee of $5.2 million, reimbursable expenses of $1.0 million, $3.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $1.6 million. In the 2020 period, we recorded an advisory services fee of $10.0 million, which included a base advisory fee of $5.2 million, reimbursable expenses of $956,000 and $3.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Gain on legal settlement. In the 2021 period, we recognized a gain of $800,000 related to the settlement of a transfer tax matter with the City of San Francisco and $189,000 related to a billing dispute. In the 2020 period, there was no such gain recognized.
Transaction costs. In the 2021 period, we recognized $296,000 of transaction costs associated with the pending acquisition of the Mr. C Beverly Hills Hotel. There were no transaction costs in the 2020 period.
Corporate General and Administrative. Corporate general and administrative expense was $4.0 million in the 2021 period and $3.4 million in the 2020 period. The increase in corporate general and administrative expenses is primarily due to higher miscellaneous expenses of $221,000, an increase of $533,000 related to our share of the reimbursed operating expenses of Ashford Securities and higher public company costs of $233,000, partially offset by lower professional fees of $450,000.
Gain (loss) on insurance settlement and disposition of assets. In the 2021 period, we recognized a gain of $481,000 associated with proceeds received from an insurance claim, a gain of $18,000 upon disposition of certain fixed assets as well as a gain of $197,000 associated with the sale of certain ERFP assets to Ashford Inc.

Equity in Earnings (Loss) of Unconsolidated Entity. In the 2021 period and the 2020 period, we recorded equity in loss of unconsolidated entity of $130,000 and $80,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income decreased $132,000, or 86.3%, to $21,000 for the 2021 period compared to the 2020 period.
Other Income (Expense). Other expense decreased $202,000, or 100.0% to $0 in the 2021 period compared to the 2020 period. In the 2020 period, we recorded expense of $127,000 related to CMBX premiums and interest paid on collateral and a realized loss of $75,000 on interest rate floors.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $15.3 million, or 52.3%, to $14.0 million for the 2021 period compared to the 2020 period. The decrease is primarily due to a lower average LIBOR rate and the amortization of default interest and late charges recorded on loans that were previously in default, partially offset by higher interest expense on our Convertible Senior Notes. The average LIBOR rates for the 2021 period and the 2020 period were 0.11% and 0.89%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $1.5 million in the 2021 period, primary associated with a $1.2 million write-off of unamortized loan costs upon the payoff of our secured term loan payoff and $351,000 from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $351,000, were expensed in accordance with applicable accounting guidance.
Write-off of loan costs and exit fees was $2.2 million in the 2020 period, resulting from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $2.2 million, were expensed in accordance with applicable accounting guidance.
Unrealized Gain (Loss) on Derivatives. Unrealized loss on derivatives of $78,000 for the 2021 period consisted of unrealized loss on interest rate caps.
Unrealized gain on derivatives of $187,000 for the 2020 period consisted of a $175,000 unrealized gain on CMBX credit default swaps and a $75,000 unrealized gain on interest rate floors, partially offset by an unrealized loss of $63,000 on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense changed $3.3 million, from an income tax benefit of $3.1 million in the 2020 period to income tax expense of $206,000 in the 2021 period. This change was primarily due to an increase in the profitability of our TRS entities in the 2021 period compared to the 2020 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $2.1 million and $3.0 million for the 2021 period and the 2020 period, respectively. At both June 30, 2021 and 2020, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $2.4 million and $7.7 million for the 2021 period and the 2020 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 7.62% and 10.26% as of June 30, 2021 and 2020, respectively.
LIQUIDITY AND CAPITAL RESOURCES
COVID-19, Management’s Plans and Liquidity
In December 2019, COVID-19 was identified in Wuhan, China, subsequently spread to other regions of the world, and has resulted in significant travel restrictions and extended shutdown of numerous businesses throughout the United States. In March 2020, the World Health Organization declared COVID-19 to be a global pandemic. Beginning in late February 2020, we experienced a significant decline in occupancy and RevPAR associated with COVID-19 as we experienced significant reservation cancellations as well as a significant reduction in new reservations. The prolonged presence of the virus has resulted in health and other government authorities imposing widespread restrictions on travel and other businesses.

The Company has taken proactive and aggressive actions to protect liquidity and reduce corporate expenses. The Company has also significantly reduced its planned spending for capital expenditures for fiscal year 2021 to approximately $20 million to $30 million and suspended its common stock dividends.
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
As of June 30, 2021, the Company maintained unrestricted cash of $157.7 million and restricted cash of $57.4 million. For the six months ended June 30, 2021, cash flows provided by operating activities was approximately $31.5 million. The vast majority of the restricted cash is comprised of lender and manager held reserves. The Company worked with its property managers and lenders in order to utilize lender and manager held reserves to fund operating shortfalls. At the end of the quarter, there was also $21.5 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. On December 10, 2020, the Company announced that it plans to continue its suspension of the common stock dividend into 2021 to protect liquidity and will evaluate future dividend declarations on a quarterly basis going forward.
We cannot predict when hotel operating levels will return to normalized levels after the effects of the pandemic fully subside, whether our hotels will be forced to shut down operations or whether one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel or potentially cause state and local governments to reinstate travel restrictions. As a result of these factors resulting from the impact of the pandemic, we are unable to estimate future financial performance with certainty. However, based on our completed Convertible Senior Notes transaction (as described below), the corresponding repayment of our secured term loan, which eliminated financial covenants associated with it, our current unrestricted and restricted cash on hand, our current cash utilization and forecast of future operating results for the next 12 months from the date of this report, and the actions we have taken to improve our liquidity, the Company has concluded that the facts and circumstances that previously gave rise to substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued have been resolved. Facts and circumstances could change in the future that are outside of management’s control, such as additional government mandates, health official orders, travel restrictions and extended business shutdowns due to COVID-19.
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
Equity Transactions
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the six months ended June 30, 2021, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of August 4, 2021, the Company has sold approximately 7.4 million shares of common stock and received gross proceeds of approximately $30.8 million under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Preferred Stock and our non-traded Series M Preferred Stock. The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock offered pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc. serves as the dealer manager and wholesaler of our Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock; and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock. These new Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, the Company’s optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership to conform to the terms of its Series E Articles Supplementary and Series M Articles Supplementary. As of August 4, 2021, the Company has sold approximately 86,000 shares of Series E Preferred Stock and received net proceeds of approximately $1.9 million. As of August 4, 2021, no shares of Series M Preferred Stock have been issued.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of August 4, 2021, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
From March 16, 2021 through August 4, 2021, Braemar entered into privately negotiated exchange agreements with certain holders of its Series B Convertible Preferred Stock in reliance on Section 3(a)(9) of the Securities Act. The Company agreed to exchange a total of approximately 2.0 million shares of its common stock for approximately 7.3 million shares of its Series B Convertible Preferred Stock.
On April 21, 2021, Braemar and Lincoln Park, entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to 8,893,565 shares of its common stock, par value $0.01 per share of the Company, from time to time during the term of the purchase agreement. The issuance of the common shares pursuant to the purchase agreement has been registered pursuant to the Company’s Registration Statement, and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. Braemar and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. As of August 4, 2021, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Purchase Agreement.
On May 25, 2021, the Company entered into an equity distribution agreement with Virtu Americas LLC (“Virtu”), to sell from time to time shares of our common stock having an aggregate offering price of up to $50 million (the “Virtu May 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 4, 2021, the Company has sold approximately 8.1 million shares of common stock under the Virtu May 2021 EDA and received gross proceeds of approximately $48.6 million.
On July 12, 2021, the Company entered into a second equity distribution agreement with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million (the “Virtu July 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 4, 2021, the Company has not sold any shares of common stock under the Virtu July 2021 EDA.
Debt Transactions
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026.
The Convertible Senior Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, based on an initial conversion rate of 157.7909 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $6.34 per share of common stock), subject to adjustment of the conversion rate under certain circumstances. In addition, following the occurrence of certain corporate events, if the Company provides notice of redemption or if it exercises its option to convert the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with such corporate event, such notice of redemption, or such issuer conversion option, as the case may be.
The Company may redeem the Convertible Senior Notes at the Company’s option, in whole or in part, on any business day on or after the date of issuance if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed subject to certain adjustments, plus accrued and unpaid interest to, but excluding, the redemption date.
Sources and Uses of Cash
We had approximately $157.7 million and $78.6 million of cash and cash equivalents at June 30, 2021 and December 31, 2020, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities were $31.5 million and $(23.3) million for the six months ended June 30, 2021 and 2020, respectively. Cash flows from operations were impacted by the COVID-19 pandemic and changes in hotel operations of our thirteen hotel properties. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2021, net cash flows used in investing activities were $10.3 million. These cash outflows were primarily attributable to $9.1 million of capital improvements made to various hotel properties and a deposit of $3.0 million associated with the pending acquisition of the Mr. C. Hotel, partially offset by proceeds of $1.8 million from the sale of certain ERFP assets to Ashford Inc.
For the six months ended June 30, 2020, net cash flows used in investing activities were $9.8 million. These cash outflows were primarily attributable to $12.3 million of capital improvements made to various hotel properties partially offset by $2.5 million of insurance proceeds received related to the hurricanes.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2021, net cash flows provided by financing activities were $80.7 million. Cash inflows primarily consisted of net proceeds of $83.2 million from the issuance of our Convertible Senior Notes, $65.7 million from the issuance of common stock and contributions of $920,000 from a noncontrolling interest in consolidated entities. The cash inflows were partially offset by repayments of indebtedness of $62.8 million, $4.9 million of dividend and distribution payments and $930,000 of payments for loan costs and fees.

For the six months ended June 30, 2020, net cash flows provided by financing activities were $46.7 million. Cash inflows primarily consisted of borrowings on indebtedness of $109.3 million and net proceeds of $474,000 from the issuance of preferred stock, partially offset by repayments on indebtedness of $44.3 million, $11.0 million of dividend and distribution payments, $4.9 million of payments for loan costs and fees associated with loan forbearance and distributions of $2.6 million to a noncontrolling interest in consolidated entities.
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
Contractual Obligations and Commitments
There have been no material changes, outside of the ordinary course of business, as of June 30, 2021 to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(11,364)	$(56,105)	$(22,398)	$(71,492)
Interest expense and amortization of loan costs	7,226	17,411	13,982	29,308
Depreciation and amortization	18,244	18,553	36,597	36,891
Income tax expense (benefit)	61	(4,447)	206	(3,077)
Equity in (earnings) loss of unconsolidated entity	66	40	130	80
Company’s portion of EBITDA of OpenKey	(65)	(40)	(128)	(79)
EBITDA	14,168	(24,588)	28,389	(8,369)
(Gain) loss on insurance settlement and disposition of assets	(197)	—	(696)	—
EBITDAre	13,971	(24,588)	27,693	(8,369)
Amortization of favorable (unfavorable) contract assets (liabilities)	138	207	276	414
Transaction and conversion costs	828	120	1,168	611
Other (income) expense	—	64	—	202
Write-off of loan costs and exit fees	1,177	2,237	1,528	2,237
Unrealized (gain) loss on derivatives	58	969	78	(187)
Non-cash stock/unit-based compensation	2,805	2,048	4,221	4,033
Legal, advisory and settlement costs	(632)	413	(427)	1,026
Advisory services incentive fee	1,266	—	1,637	—
Company’s portion of adjustments to EBITDAre of OpenKey	1	2	6	5
Adjusted EBITDAre	$19,612	$(18,528)	$36,180	$(28)

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on convertible preferred stock, gain/loss on extinguishment of preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other income/expense and non-cash items such as interest expense on Convertible Senior Notes, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(11,364)	$(56,105)	$(22,398)	$(71,492)
(Income) loss attributable to noncontrolling interest in consolidated entities	849	2,404	2,096	2,976
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,282	5,770	2,361	7,655
Preferred dividends	(1,893)	(2,555)	(4,281)	(5,110)
Gain (loss) on extinguishment of preferred stock	(4,411)	—	(4,484)	—
Net income (loss) attributable to common stockholders	(15,537)	(50,486)	(26,706)	(65,971)
Depreciation and amortization on real estate (1)	17,565	17,792	35,224	35,351
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,282)	(5,770)	(2,361)	(7,655)
Equity in (earnings) loss of unconsolidated entity	66	40	130	80
(Gain) loss on insurance settlement and disposition of assets	(197)	—	(696)	—
Company’s portion of FFO of OpenKey	(65)	(40)	(129)	(80)
FFO available to common stockholders and OP unitholders	550	(38,464)	5,462	(38,275)
Series B Cumulative Convertible Preferred Stock dividends	1,068	1,730	2,631	3,460
(Gain) loss on extinguishment of preferred stock	4,411	—	4,484	—
Transaction and conversion costs	828	120	1,168	611
Other (income) expense	—	64	—	202
Interest expense on Convertible Senior Notes	649	—	649	—
Interest expense accretion on refundable membership club benefits	190	202	392	415
Write-off of loan costs and exit fees	1,177	2,237	1,528	2,237
Amortization of loan costs (1)	571	928	1,277	1,981
Unrealized (gain) loss on derivatives	58	969	78	(187)
Non-cash stock/unit-based compensation	2,805	2,048	4,221	4,033
Legal, advisory and settlement costs	(632)	413	(427)	1,026
Advisory services incentive fee	1,266	—	1,637	—
Company’s portion of adjustments to FFO of OpenKey	1	2	6	5
Adjusted FFO available to common stockholders, OP unitholders, Series B Cumulative Convertible preferred stockholders and convertible note holders on an “as converted” basis	$12,942	$(29,751)	$23,106	$(24,492)
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization on real estate	$(679)	$(761)	$(1,373)	$(1,540)
Amortization of loan costs	(22)	(19)	(43)	(37)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	266	100%	266
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Ground Lease Properties (2)
Hilton La Jolla Torrey Pines (3)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (4)	Yountville, CA	65	100%	65
Total		3,722		3,487
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
At June 30, 2021, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at June 30, 2021, would be approximately $2.7 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2021, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

We previously identified a material weakness related to the review controls over accounting for debt transactions as of September 30, 2020. The Company implemented new controls whereby management evaluates the nature of debt transactions and where appropriate engages third-party accounting experts to assist management in assessing the accounting in its consolidated financial statements. The Company tested the controls that were implemented and concluded that the controls were operating effectively as of June 30, 2021. As a result, management concluded that the material weakness was remediated as of June 30, 2021.
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of June 30, 2021, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is probable that the litigation will result in a loss due to a potential pre-trial settlement, in which case the Company estimates its potential loss will be approximately $500,000; however, it is entitled to indemnification for a portion of such loss. As of June 30, 2021, approximately $500,000 has been accrued.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class, however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of June 30, 2021, no amounts have been accrued.
As of June 30, 2021, the Company has an $800,000 receivable from Ashford Trust, included in Due from related parties, net. The receivable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. The $800,000 gain is included in “(gain) loss on legal settlements” on the condensed consolidated statements of operations.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2021, pursuant to this authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	4,979	(1)	$—	—	$50,000,000
May 1 to May 31	2,740	(1)	$—	—	$50,000,000
June 1 to June 30	4,509	(1)	$—	—	$50,000,000
Total	12,228		$—	—
__________________
(1)There is no cost associated with the forfeiture of 4,979, 2,740 and 4,509 restricted shares of our common stock in April, May and June, respectively.
During the period between April 1, 2021 and June 30, 2021, the Company exchanged a total of 5,635,554 shares of its common stock for an aggregate of 1,436,999 shares of preferred stock with certain holders of its 5.50% Series B Cumulative Convertible Preferred Stock. The issuance of the shares of the common stock was made by the Company pursuant to the exemption from the registration requirements of Section 3(a)(9) of the Securities Act on the basis that these offers constituted an exchange with existing holders of the Company’s securities. No commission or other remuneration was paid to any party for soliciting such exchange and the transactions did not involve a public offering. In consideration for the common share issuances, the Company received the preferred shares from the stockholders, which preferred shares were cancelled and of no further effect.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
None.
ITEM 6.EXHIBITS

Exhibit	Description
1.1
Purchase Agreement, dated as of May 13, 2021, by and among the Company, the Operating Partnership, the Advisor and UBS Securities LLC, as the Initial Purchaser (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 18, 2021)

1.2
Equity Distribution Agreement, dated as of May 25, 2021, by and between Braemar Hotels & Resorts Inc. and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 26, 2021)

1.3
Equity Distribution Agreement, dated as of July 12, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Ashford Hospitality Advisors LLC and Virtu Americas LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2021)

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
4.1
Indenture, dated as of May 18, 2021, by and among the Company, as issuer, and the Trustee, as trustee, including the Form of Note representing the Company’s 4.50% Convertible Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 18, 2021)

10.1
Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2021)

10.2
Amendment No. 6 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2021)

10.3
Purchase Agreement, dated as of April 21, 2021, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2021)

10.4
Registration Rights Agreement, dated as of April 21, 2021, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 21, 2021)

10.5*	Amendment No. 1 to the Braemar Master Project Management Agreement
31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Consulting and Cooperation Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Robert G. Haiman, dated as of June 30, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 30, 2021)

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	August 6, 2021	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 6, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer