Form 10-Q
period 2021-09-30
Braemar Hotels & Resorts Inc.
filed 2021-11-05
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2021
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	64,503,016
(Class)	Outstanding at November 3, 2021

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Investments in hotel properties, gross	$1,847,755	$1,784,849
Accumulated depreciation	(395,753)	(360,259)
Investments in hotel properties, net	1,452,002	1,424,590
Cash and cash equivalents	195,517	78,606
Restricted cash	44,753	34,544
Accounts receivable, net of allowance of $126 and $227, respectively	17,317	13,557
Inventories	2,718	2,551
Prepaid expenses	4,297	4,405
Investment in unconsolidated entity	1,627	1,708
Derivative assets	74	—
Operating lease right-of-use assets	80,593	81,260
Other assets	14,439	14,898
Intangible assets, net	4,356	4,640
Due from related parties, net	1,910	991
Due from third-party hotel managers	20,390	12,271
Total assets	$1,839,993	$1,674,021
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,172,787	$1,130,594
Accounts payable and accrued expenses	89,265	61,758
Dividends and distributions payable	2,112	2,736
Due to Ashford Inc.	820	2,772
Due to third-party hotel managers	1,665	1,393
Operating lease liabilities	60,876	60,917
Other liabilities	20,699	18,077
Derivative liabilities	1,338	—
Total liabilities	1,349,562	1,278,247
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 and 5,031,473 shares issued and outstanding at September 30, 2021 and December 31, 2020	65,426	106,949
Series E redeemable preferred stock, $0.01 par value, 265,637 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	6,110	—
Series M redeemable preferred stock, $0.01 par value, 14,644 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	361	—
Redeemable noncontrolling interests in operating partnership	39,948	27,655
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 63,974,117 and 38,274,770 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	639	382
Additional paid-in capital	698,481	541,870
Accumulated deficit	(303,836)	(266,010)
Total stockholders’ equity of the Company	395,300	276,258
Noncontrolling interest in consolidated entities	(16,714)	(15,088)
Total equity	378,586	261,170
Total liabilities and equity	$1,839,993	$1,674,021
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Rooms	$77,560	$28,118	$195,720	$105,119
Food and beverage	24,494	8,537	60,976	39,417
Other	14,123	8,099	40,439	30,633
Total hotel revenue	116,177	44,754	297,135	175,169
EXPENSES
Hotel operating expenses:
Rooms	17,072	7,975	41,569	29,300
Food and beverage	20,252	7,994	50,526	35,544
Other expenses	36,124	20,516	98,143	75,585
Management fees	3,595	1,321	9,079	5,664
Total hotel operating expenses	77,043	37,806	199,317	146,093
Property taxes, insurance and other	12,622	6,929	27,076	21,833
Depreciation and amortization	18,284	18,507	54,881	55,398
Advisory services fee	4,809	4,575	16,343	14,545
(Gain) loss on legal settlements	—	—	(989)	—
Transaction costs	275	—	571	—
Corporate general and administrative	2,094	1,405	6,077	4,850
Total expenses	115,127	69,222	303,276	242,719
Gain (loss) on insurance settlement and disposition of assets	—	10,149	696	10,149
OPERATING INCOME (LOSS)	1,050	(14,319)	(5,445)	(57,401)
Equity in earnings (loss) of unconsolidated entity	(68)	(58)	(198)	(138)
Interest income	13	12	34	165
Other income (expense)	—	(3,604)	—	(3,806)
Interest expense and amortization of discounts and loan costs	(8,364)	(8,859)	(22,346)	(38,167)
Write-off of loan costs and exit fees	(432)	(1,335)	(1,960)	(3,572)
Unrealized gain (loss) on derivatives	142	3,561	64	3,748
INCOME (LOSS) BEFORE INCOME TAXES	(7,659)	(24,602)	(29,851)	(99,171)
Income tax (expense) benefit	(560)	1,545	(766)	4,622
NET INCOME (LOSS)	(8,219)	(23,057)	(30,617)	(94,549)
(Income) loss attributable to noncontrolling interest in consolidated entities	450	1,999	2,546	4,975
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	823	2,381	3,184	10,036
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(6,946)	(18,677)	(24,887)	(79,538)
Preferred dividends	(1,977)	(2,554)	(6,258)	(7,664)
Gain (loss) on extinguishment of preferred stock	(111)	—	(4,595)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,034)	$(21,231)	$(35,740)	$(87,202)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.15)	$(0.63)	$(0.73)	$(2.63)
Weighted average common shares outstanding – basic	59,207	33,923	48,954	33,103
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.15)	$(0.63)	$(0.73)	$(2.63)
Weighted average common shares outstanding – diluted	59,207	33,923	48,954	33,103
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$(8,219)	$(23,057)	$(30,617)	$(94,549)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(8,219)	(23,057)	(30,617)	(94,549)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	450	1,999	2,546	4,975
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	823	2,381	3,184	10,036
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(6,946)	$(18,677)	$(24,887)	$(79,538)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	1,600	$16	57,311	$573	$661,576	$(295,641)	$(16,264)	$350,260	3,108	$66,064	—	—	—	—	$29,398
Equity-based compensation	—	—	—	—	1,990	—	—	1,990	—	—	—	—	—	—	1,054
Issuance of common stock	—	—	6,550	66	34,166	—		34,232	—	—	—	—	—	—	—
Issuance of common units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,175
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	266	4,204	15	250	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.50/share)	—	—	—	—	—	(90)	—	(90)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.51/share)	—	—	—	—	—	(4)	—	(4)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(6,946)	(450)	(7,396)	—	—	—	—	—	—	(823)
Extinguishment of preferred stock	—	—	120	—	749	(111)	—	638	(30)	(638)	—	—	—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(2,017)	—	(2,017)	—	—	—	1,906		111	—
Redemption value adjustment	—	—	—	—	—	2,856	—	2,856	—	—	—	—	—	—	(2,856)
Balance at September 30, 2021	1,600	$16	63,974	$639	$698,481	$(303,836)	$(16,714)	$378,586	3,078	$65,426	266	$6,110	15	$361	$39,948

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock			Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	—	$—		—	$—	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—	—		—	—	—
Equity-based compensation	—	—	—	—	5,015	—	—	5,015	—	—	—	—		—	—	2,250
Issuance of common stock	—	—	17,714	178	99,631	—	—	99,809	—	—	—	—		—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	266	4,204		15	250	—
Issuance of restricted shares/units	—	—	764	8	(8)	—	—	—	—	—	—	—		—	—	—
Issuance of common units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—		—	—	13,175
Forfeiture of restricted common shares	—	—	(22)	—	—	—	—	—	—	—	—	—		—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(3,689)	—	(3,689)	—	—	—	—		—	—	—
Dividends declared – preferred stock - Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—	—		—	—	—
Dividends declared – preferred stock - Series E ($0.50/share)	—	—	—	—	—	(90)	—	(90)	—	—	—	—		—	—	—
Dividends declared – preferred stock - Series M (0.51/share)	—	—	—	—	—	(4)	—	(4)	—	—	—	—		—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	920	920	—	—	—	—		—	—	—
Redemption/conversion of operating partnership units	—	—	2	—	17	—	—	17	—	—	—	—		—	—	(17)
Net income (loss)	—	—	—	—	—	(24,887)	(2,546)	(27,433)	—	—	—	—		—	—	(3,184)
Extinguishment of preferred stock	—	—	7,291	71	46,047	(4,595)	—	41,523	(1,953)	(41,523)	—	—		—	—	—
Equity component of Convertible Senior Notes	—	—	—	—	6,257	—	—	6,257	—	—	—	—		—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(2,017)	—	(2,017)	—	—	—	1,906		—	111	—
Redemption value adjustment	—	—	—	—	—	(69)	—	(69)	—	—	—	—		—	—	69
Balance at September 30, 2021	1,600	$16	63,974	$639	$698,481	$(303,836)	$(16,714)	$378,586	3,078	$65,426	266	$6,110	$0	15	$361	39,948

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at June 30, 2020	1,600	$16	33,528	$335	$525,846	$(216,574)	$(11,628)	$297,995	5,031	$107,352	$31,589
Purchase of common stock	—	—	(1)	—	(2)	—	—	(2)	—	—	—
Equity-based compensation	—	—	—	—	1,465	—	—	1,465	—	—	541
Issuance of common stock	—	—	3,046	30	6,380	—	—	6,410	—	—	—
Issuance of restricted shares/units	—	—	29	—	(48)	—	—	(48)	—	—	(44)
Forfeiture of restricted common shares	—	—	(2)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,729)	—	(1,729)	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Net income (loss)	—	—	—	—	—	(18,677)	(1,999)	(20,676)	—	—	(2,381)
Redemption value adjustment	—	—	—	—	—	(8)	—	(8)	—	—	8
Balance at September 30, 2020	1,600	$16	36,600	$365	$533,641	$(237,813)	$(13,627)	$282,582	5,031	$107,352	$29,713

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	$41,570
Purchase of common stock	—	—	(36)	—	(126)	—	—	(126)	—	—	—
Equity-based compensation	—	—	—	—	4,388	—	—	4,388	—	—	1,651
Issuance of common stock	—	—	3,046	30	6,380	—	—	6,410	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	23	432	—
Issuance of restricted shares/units	—	—	375	3	(3)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(9)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(5,189)	—	(5,189)	—	—	—
Dividends declared – preferred stock-Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(79,538)	(4,975)	(84,513)	—	—	(10,036)
Redemption value adjustment	—	—	—	—	—	18	—	18	—	—	(18)
Balance at September 30, 2020	1,600	$16	36,600	$365	$533,641	$(237,813)	$(13,627)	$282,582	5,031	$107,352	$29,713
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,617)	$(94,549)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	54,881	55,398
Equity-based compensation	7,265	6,039
Bad debt expense	208	574
Amortization of loan costs, discounts and capitalized default interest	(550)	1,458
Write-off of loan costs and exit fees	1,960	3,572
Amortization of intangibles	394	621
Amortization of non-refundable membership initiation fees	(715)	(285)
Interest expense accretion on refundable membership club deposits	582	616
(Gain) loss on insurance settlement and disposition of assets	(696)	(10,149)
Realized and unrealized (gain) loss on derivatives	(64)	(133)
Net settlement of trading derivatives	—	30
Equity in (earnings) loss of unconsolidated entity	198	138
Deferred income tax expense (benefit)	(174)	(844)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisition:
Accounts receivable and inventories	(4,079)	7,271
Prepaid expenses and other assets	311	(67)
Accounts payable and accrued expenses	31,131	(7,912)
Operating lease right-of-use assets	416	387
Due to/from related parties, net	(919)	(442)
Due to/from third-party hotel managers	(7,365)	2,077
Due to/from Ashford Inc.	409	(802)
Operating lease liabilities	(184)	(162)
Other liabilities	2,755	1,535
Net cash provided by (used in) operating activities	55,147	(35,629)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	—	2,528
Net proceeds from disposition of assets	1,816	—
Acquisition of hotel property, net of cash and restricted cash acquired	(9,515)	—
Investment in unconsolidated entity	(117)	(26)
Improvements and additions to hotel properties	(15,849)	(21,451)
Net cash provided by (used in) investing activities	(23,665)	(18,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	83,231	109,317
Repayments of indebtedness	(83,770)	(46,033)
Payments of loan costs and exit fees	(1,895)	(6,478)
Payments for derivatives	(200)	(92)
Purchase of common stock	(376)	(260)
Payments for dividends and distributions	(6,882)	(13,599)
Proceeds from issuance of preferred stock	4,586	474
Proceeds from issuance of common stock	100,024	6,390
Contributions from noncontrolling interest in consolidated entities	920	—
Distributions to noncontrolling interest in consolidated entities	—	(2,639)
Net cash provided by (used in) financing activities	95,638	47,080
Net change in cash, cash equivalents and restricted cash	127,120	(7,498)
Cash, cash equivalents and restricted cash at beginning of period	113,150	130,383
Cash, cash equivalents and restricted cash at end of period	$240,270	$122,885

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$22,268	$20,969
Income taxes paid (refunded)	(20)	898

	Nine Months Ended September 30,
	2021	2020

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$2,112	$3,208
Common stock purchases accrued but not paid	—	2
Issuance of units for hotel acquisition	13,175	—
Issuance of warrants in hotel acquisition	1,528	—
Assumption of debt in hotel acquisition	49,815	—
Capital expenditures accrued but not paid	2,094	7,380
Accrued but unpaid financing costs	—	2,229
Non-cash loan principal associated with default interest and late charges	—	9,859
Accrued common stock offering expense	147	223
Unsettled common stock offering proceeds	—	243
Accrued preferred stock offering expenses	132	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$78,606	$71,995
Restricted cash at beginning of period	34,544	58,388
Cash, cash equivalents and restricted cash at beginning of period	$113,150	$130,383

Cash and cash equivalents at end of period	$195,517	$88,227
Restricted cash at end of period	44,753	34,658
Cash, cash equivalents and restricted cash at end of period	$240,270	$122,885
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages four of our 14 hotel properties. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of September 30, 2021, own 14 hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes 12 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,865 total rooms, or 3,630 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of September 30, 2021, 13 of our 14 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of September 30, 2021, 11 of the 14 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Corporation (“Hyatt”), Ritz-Carlton (Virgin Islands), Inc. and The Ritz-Carlton Hotel Company, L.L.C., each of which is an affiliate of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2021, the Company maintained unrestricted cash of $195.5 million and restricted cash of $44.8 million. The vast majority of the restricted cash comprises lender and manager held reserves. As of September 30, 2021, there was also $20.4 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. On December 10, 2020, the Company announced that it plans to continue its suspension of the common stock dividend into 2021 to protect liquidity and will evaluate future dividend declarations on a quarterly basis going forward.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
•on August 5, 2021, we acquired the Mr. C Beverly Hills Hotel and five adjacent luxury residences. The operating results of the hotel property have been included in the results of operations from its acquisition date.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU: (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended September 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$28,838	$8,024	$3,626	$40,488
Colorado	1	4,123	4,152	2,168	10,443
Florida	2	13,738	5,384	4,581	23,703
Illinois	1	5,233	1,196	389	6,818
Pennsylvania	1	3,911	580	243	4,734
Washington	1	6,906	792	550	8,248
Washington, D.C.	1	2,476	512	337	3,325
USVI	1	12,335	3,854	2,229	18,418
Total	14	$77,560	$24,494	$14,123	$116,177

	Three Months Ended September 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$11,504	$2,895	$1,536	$15,935
Colorado	1	1,688	692	1,659	4,039
Florida	2	7,103	3,175	3,262	13,540
Illinois	1	1,706	240	127	2,073
Pennsylvania	1	1,088	9	58	1,155
Washington	1	1,056	3	118	1,177
Washington, D.C.	1	331	4	292	627
USVI	1	3,642	1,519	1,047	6,208
Total	13	$28,118	$8,537	$8,099	$44,754

	Nine Months Ended September 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$60,935	$17,942	$8,607	$87,484
Colorado	1	12,058	8,344	6,058	26,460
Florida	2	47,964	18,732	15,311	82,007
Illinois	1	9,607	2,020	792	12,419
Pennsylvania	1	7,568	706	490	8,764
Washington	1	10,980	1,041	1,046	13,067
Washington, D.C.	1	5,711	767	832	7,310
USVI	1	40,897	11,424	7,303	59,624
Total	14	$195,720	$60,976	$40,439	$297,135

	Nine Months Ended September 30, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$37,401	$10,936	$6,474	$54,811
Colorado	1	9,955	4,974	4,898	19,827
Florida	2	24,401	12,535	10,292	47,228
Illinois	1	4,638	1,129	490	6,257
Pennsylvania	1	6,088	1,215	377	7,680
Washington	1	4,821	794	540	6,155
Washington, D.C.	1	6,857	3,482	1,174	11,513
USVI	1	10,958	4,352	6,388	21,698
Total	13	$105,119	$39,417	$30,633	$175,169

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
For the three and nine months ended September 30, 2020, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $0 and $4.0 million, respectively. This revenue is included in “other” hotel revenue in our condensed consolidated statement of operations. There was no such revenue recorded for the three and nine months ended September 30, 2021 as the insurance claim was fully settled in 2020.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$480,530	$455,298
Buildings and improvements	1,222,422	1,190,437
Furniture, fixtures and equipment	122,921	127,692
Construction in progress	9,136	11,422
Residences	12,746	—
Total cost	1,847,755	1,784,849
Accumulated depreciation	(395,753)	(360,259)
Investments in hotel properties, net	$1,452,002	$1,424,590
Impairment Charges and Insurance Recoveries
For the three and nine months ended September 30, 2021, we recognized a gain of $0 and $481,000, respectively. associated with proceeds received from an insurance claim.
For the three and nine months ended September 30, 2020, the Company received proceeds of $650,000 and $8.0 million, respectively, from our insurance carriers for property damage and business interruption from Hurricane Irma. There were no proceeds for the three and nine months ended September 30, 2021 as the claim was fully settled in September 2020.
During the three and nine months ended September 30, 2021 and 2020, no impairment charges were recorded.
In September 2020, the Company reached a final settlement with its insurance carriers related to Hurricane Irma. Upon settlement, the Company recorded a gain of $10.1 million as the proceeds received exceeded the carrying value of the hotel property at the time of the loss.
Mr. C Beverly Hills Hotel
On August 5, 2021, the Company acquired a 100% interest in the 138-room Mr. C Beverly Hills Hotel and five luxury residences adjacent to the hotel. The total consideration consisted of $10.0 million of cash, 2.5 million Braemar OP common units with a fair value of approximately $13.2 million and 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price and a fair value of approximately $1.5 million. Additionally the Company assumed a $50.0 million mortgage loan, with a fair value of approximately $49.8 million. Upon closing, the Company repaid $20.0 million of the assumed mortgage loan. See notes 6, 7 and 11 for further discussion regarding the mortgage loan, common units and warrants.
The acquisition of the Mr. C Beverly Hills Hotel included the hotel and the adjacent luxury residences (the “residences”). We have accounted for the transaction as a business combination under Accounting Standards Codification (“ASC”) 805- Business Combinations. We are in the process of evaluating the values assigned to investment in hotel property, property level working capital balances and the residences. This valuation is considered a Level 3 valuation technique. Thus, the balances reflected below are subject to change, and any such changes could result in adjustments to the allocation. Any change to the amounts recorded within the investments in hotel properties will also impact depreciation and amortization expense.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$25,232
Buildings and improvements	35,689
Furniture, fixtures and equipment	758
Residences	12,746
Investments in hotel properties	74,425
Inventories	94
Mortgage loan	(49,815)
$24,704
Net other assets (liabilities)	$(486)
The results of operations of the hotel property have been included in our results of operations as of the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total revenue	$2,272	$2,272
Net income (loss)	(1,203)	(1,203)
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2020, and the removal of $275,000 and $571,000 of non-recurring transaction costs directly attributable to the acquisition for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$117,808	$46,409	$303,406	$181,121
Net income (loss)	$(7,114)	$(23,939)	$(30,418)	$(97,449)
Net income (loss) attributable to common stockholders	$(7,898)	$(20,675)	$(34,082)	$(84,203)
Pro Forma income per share;
Basic	$(0.13)	$(0.61)	$(0.70)	$(2.54)
Diluted	$(0.13)	$(0.61)	$(0.70)	$(2.54)
Weighted average common shares outstanding (in thousands):
Basic	59,207	33,923	48,954	33,103
Diluted	59,207	33,923	48,954	33,103
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. On July 12, 2021, the Company made an additional investment in OpenKey of approximately $117,000. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of September 30, 2021, the Company has made investments in OpenKey totaling $2.5 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and nine months ended September 30, 2021 and 2020.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2021	December 31, 2020
Carrying value of the investment in OpenKey (in thousands)	$1,627	$1,708
Ownership interest in OpenKey	7.8%	8.2%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Equity in earnings (loss) of unconsolidated entity	$(68)	$(58)	$(198)	$(138)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (12)	Interest Rate	September 30, 2021	December 31, 2020
Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	April 2022	April 2022	LIBOR (1) +3.00%	$67,500	$67,500
Mortgage loan (4)	The Notary Hotel	June 2022	June 2025	LIBOR (1) + 2.16%	435,000	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (5)	The Ritz-Carlton St. Thomas	August 2022	August 2024	LIBOR (1) + 3.95%	42,500	42,500
Term loan (6)	Equity	October 2022	October 2022	Base Rate (2) + 1.25% to 2.65% or LIBOR (1) + 2.25% to 3.65%	—	61,495
Mortgage loan (7)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	99,750	100,000
Mortgage loan (7) (8)	Hotel Yountville	May 2023	May 2023	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan (7) (8)	Bardessono Hotel and Spa	August 2023	August 2023	LIBOR (1) + 2.55%	40,000	40,000
Mortgage loan (7)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	LIBOR (1) + 2.10%	54,000	54,000
Mortgage loan (9)	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,203	197,229
	Hilton La Jolla Torrey Pines
Mortgage loan (10)	Mr. C Beverly Hills Hotel	August 2024	August 2024	LIBOR (1) + 3.60%	30,000	—
Mortgage loan (7)	Pier House Resort & Spa	September 2024	September 2024	LIBOR (1) + 1.85%	80,000	80,000
Convertible Senior Notes (11)	Equity	June 2026	June 2026	4.50%	86,250	—
					1,181,203	1,128,724
Capitalized default interest and late charges					4,425	7,304
Deferred loan costs, net					(3,997)	(5,434)
Discounts, net					(8,844)	—
Indebtedness, net					$1,172,787	$1,130,594
__________________
(1)LIBOR rates were 0.080% and 0.144% at September 30, 2021 and December 31, 2020, respectively.
(2)Base Rate, as defined in the secured term loan agreement, is the greater of (i) the prime rate set by Bank of America, or (ii) federal funds rate + 0.5%, or (iii) LIBOR + 1.0%.
(3)Effective January 9, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived from January 2021 through June 2021. This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in April 2021.
(4)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in June 2021.
(5)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in August 2021. This mortgage loan has a LIBOR floor of 1.00%.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(7)Effective December 31, 2020, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits being waived from January 2021 through December 2021. This mortgage loan has a LIBOR floor of 0.25%.
(8)On September 23, 2021, we amended this mortgage loan. Terms of the agreement included extending the current and final maturity dates by one year.
(9)Effective March 5, 2021, we amended this mortgage loan. Terms of the agreement included monthly FF&E escrow deposits waived through July 1, 2021.
(10)This mortgage loan has a LIBOR floor of 1.50%.
(11)On May 18, 2021, we executed a purchase agreement to sell convertible senior notes in a private offering. In conjunction with the private offering, we sold convertible senior notes with an aggregate principal amount of $86.25 million.
(12)The final maturity date assumes all available extensions options will be exercised.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. As of September 30, 2021, no loans are in default. See note 14 for discussion of the loan modification agreement with Lismore Capital LLC (“Lismore”). The Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during 2020, as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans. Additionally, as a result of the troubled debt restructurings all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of non-cash principal amortization associated with the default interest and late charges during the three and nine months ended September 30, 2021 was approximately $519,000 and $2.9 million, respectively. The amount of principal amortization during the three and nine months ended September 30, 2020 was $937,000 and $1.2 million, respectively.
On August 5, 2021, in connection with the acquisition of the Mr. C Beverly Hills Hotel and the adjacent residences in Los Angeles, California, the Company assumed a $50 million mortgage loan and repaid $20 million upon closing. This mortgage loan provides for an interest rate of LIBOR + 3.60%. The mortgage loan is interest only with the stated maturity in August 2024.
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
The Convertible Senior Notes are governed by an indenture (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. The Company recorded coupon interest expense of $970,000 and $1.4 million, respectively, for the three and nine months ended September 30, 2021.
The Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component was calculated using a discount rate of 7.1%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Senior Notes. The $6.3 million carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the net proceeds of the Convertible Senior Notes. The amount recorded in equity is not subject to remeasurement or amortization. The initial discount of $9.3 million is accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Senior Notes. The Company recorded discount amortization of $391,000 and $576,000, respectively, for the three and nine months ended September 30, 2021.
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
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2021, we were in compliance with all covenants.
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Nine Months Ended September 30,
Interest rate caps:(1)	2021	2020
Notional amount (in thousands)	$882,500	$602,500
Strike rate low end of range	0.75%	3.00%
Strike rate high end of range	4.00%	4.00%
Effective date range	January 2021- September 2021	March 2020 - June 2020
Termination date range	February 2022- August 2024	April 2021 - June 2021
Total cost of interest rate caps (in thousands)	$200	$92
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	September 30, 2021	December 31, 2020
Notional amount (in thousands)	$962,500	$779,000
Strike rate low end of range	0.75%	3.00%
Strike rate high end of range	4.00%	4.00%
Termination date range	October 2021 - August 2024	February 2021 - October 2021
Aggregate principal balance on corresponding mortgage loans (in thousands)	$857,250	$779,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Mr. C Beverly Hills Hotel and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after the August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrant by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflects the fair market value of the Company’s common stock. As of September 30, 2021, no warrants have been exercised.
The initial fair value of the warrant was calculated using a Black-Scholes option pricing model with the following assumptions: three-year contractual term; 97.93% volatility; 0% dividend rate; and a risk-free interest rate of 0.38%. The estimated fair value of the warrants was approximately $1.5 million on the date of issuance. The warrants are re-valued at each reporting period with the change in fair value recorded through earnings.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In applying the guidance in ASC 815, it was determined that the warrants should be classified as a liability as a result of certain settlement provisions. The warrants are included in derivative liabilities on the condensed consolidated balance sheet and changes in value are reported as a component of unrealized gain (loss) on derivatives on the condensed consolidated statements of operations. This is a Level 2 valuation technique.
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
Fair value of interest rate caps is determined using the net present value of expected cash flows of each derivative based on the market-based interest rate curve and adjusted for credit spreads of us and our counterparties. Fair value of credit default swaps is obtained from a third-party who publishes various information including the index composition and price data (Level 2 inputs). The fair value of credit default swaps does not contain credit-risk-related adjustments as the change in fair value is settled net through posting cash collateral or reclaiming cash collateral between us and our counterparty. Fair value of interest rate floors is calculated using a third-party discounted cash flow model based on future cash flows that are expected to be received over the remaining life of the floor. The fair value of warrants is determined by using the Black-Scholes option pricing model.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2021, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.080% to 1.188% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2021
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$74	$—	$74
Total	$—	$74	$—	$74	(1)
Liabilities
Derivative liabilities:
Warrants	—	(1,338)	$—	(1,338)	(2)
Net	$—	$(1,264)	$—	$(1,264)
__________________
(1)Reported as “derivative assets” in our condensed consolidated balance sheet.
(2)Reported as “derivative liabilities” in our condensed consolidated balance sheet.

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Assets
Derivative assets:
Interest rate derivatives - caps	$(48)	$(30)		$(126)	$(93)
Credit default swaps	—	51	(1)	—	226	(1)
Total derivative assets	$(48)	$21		$(126)	$133
Total	$(48)	$21		$(126)	$133
Liabilities
Derivative liabilities:
Warrants	190	—		190	—
Net	$142	$21		$64	$133

Total combined
Interest rate derivatives - floors	$—	$3,540		$—	$3,615
Interest rate derivatives - caps	(48)	(30)		(126)	(93)
Credit default swaps	—	51		—	226
Warrants	190	—		190	—
Unrealized gain (loss) on derivatives	142	3,561		64	3,748
Realized gain (loss) on interest rate floors	—	(3,540)	(2)	—	(3,615)	(2)
Net	$142	$21		$64	$133
_______________
(1)Excludes costs associated with credit default swaps of $0 and $64 for the three months ended September 30, 2021 and 2020, respectively, as well as $0 and $191 for the nine months ended September 30, 2021 and 2020, respectively, which is included in “other income (expense)” in our condensed consolidated statements of operations.
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$74	$74	$—	$—
Derivative liabilities	1,338	1,338	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$195,517	$195,517	$78,606	$78,606
Restricted cash	44,753	44,753	34,544	34,544
Accounts receivable, net	17,317	17,317	13,557	13,557
Due from related parties, net	1,910	1,910	991	991
Due from third-party hotel managers	20,390	20,390	12,271	12,271
Financial liabilities not measured at fair value:
Indebtedness	$1,172,359	$968,075 to $1,069,978	$1,128,724	$884,325 to $977,411
Accounts payable and accrued expenses	89,265	89,265	61,758	61,758
Dividends and distributions payable	2,112	2,112	2,736	2,736
Due to Ashford Inc.	820	820	2,772	2,772
Due to third-party hotel managers	1,665	1,665	1,393	1,393
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
Derivative assets and derivative liabilities. See notes 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 82.6% to 91.3% of the carrying value of $1.2 billion at September 30, 2021, and approximately 78.3% to 86.6% of the carrying value of $1.1 billion at December 31, 2020. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(6,946)	$(18,677)	$(24,887)	$(79,538)
Less: Dividends on preferred stock	(1,977)	(2,554)	(6,258)	(7,664)
Less: Loss on extinguishment of preferred stock - Series B	(111)	—	(4,595)	—
Undistributed net income (loss) allocated to common stockholders	(9,034)	(21,231)	(35,740)	(87,202)
Distributed and undistributed net income (loss) - basic and diluted	$(9,034)	$(21,231)	$(35,740)	$(87,202)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	59,207	33,923	48,954	33,103

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.15)	$(0.63)	$(0.73)	$(2.63)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.15)	$(0.63)	$(0.73)	$(2.63)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(823)	$(2,381)	$(3,184)	$(10,036)
Dividends on preferred stock - Series B	1,058	1,729	3,689	5,189
Loss on extinguishment of preferred stock - Series B	111	—	4,595	—
Interest expense on Convertible Senior Notes	1,361	—	2,010	—
Dividends on preferred stock - Series E	90	—	90	—
Dividends on preferred stock - Series M	4	—	4	—
Total	$1,801	$(652)	$7,204	$(4,847)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	89	—	100	25
Effect of assumed conversion of operating partnership units	5,564	3,863	4,543	3,940
Effect of assumed conversion of preferred stock - Series B	4,115	6,728	4,781	6,728
Effect of assumed conversion of exchanged preferred stock - Series B	—	269	485	288
Effect of contingently issuable shares	—	10	—	3
Effect of assumed conversion of Convertible Senior Notes	13,609	—	6,730	—
Effect of assumed conversion of preferred stock - Series E	700	—	233	—
Effect of assumed conversion of preferred stock - Series M	32	—	11	—
Total	24,109	10,870	16,883	10,984
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
As of September 30, 2021, we have issued a total of approximately 2.4 million LTIP units (including Performance LTIP units), net of cancellations, all of which, other than approximately 572,000 LTIP units and 900,000 Performance LTIP units issued from March 2015 to May 2021, had reached full economic parity with, and are convertible into, common units.
On August 5, 2021, we issued 2.5 million common units in our operating partnership in conjunction with the acquisition of the Mr. C Beverly Hills Hotel. See note 4.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2021	December 31, 2020
Redeemable noncontrolling interests in Braemar OP	$39,948	$27,655
Adjustments to redeemable noncontrolling interests (1)	$236	$167
Ownership percentage of operating partnership	8.35%	9.43%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net income (loss) to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$823	$2,381	$3,184	$10,036
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common units converted to common stock	—	—	2	339
Fair value of common units converted	$—	$—	$15	$390	(1)
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $3.5 million.
12. Equity and Stock-Based Compensation
Common Stock Dividends—The board of directors did not declare a quarterly common stock dividend for the three and nine months ended September 30, 2021 and 2020.
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
8.25% Series D Cumulative Preferred Stock—The dividend for all issued and outstanding shares of the Company’s Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Series D Cumulative Preferred Stock	$825	825	$2,475	$2,475
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million.
As of September 30, 2021, the Company has sold approximately 7.4 million shares of common stock and received net proceeds of approximately $30.5 million under this program.
The issuance activity is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common shares issued	—	3,046	2,711	3,046
Gross proceeds received	$—	$7,715	$16,119	$7,715
Commissions and other expenses	—	97	202	97
Net proceeds	$—	$7,618	$15,917	$7,618
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
The issuance activity under the SEDA is summarized below (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Common shares sold to YA	—	1,700
Proceeds received	$—	$10,000
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
Upon entering into the purchase agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the purchase agreement. The issuance activity under the Lincoln Park agreement is summarized below (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Common shares sold to Lincoln Park	—	766
Additional commitment shares	—	15
Total common shares issued to Lincoln Park	—	781

Proceeds received	$—	$4,217
At-the-Market Equity Distribution Agreement—On May 25, 2021, the Company entered into an equity distribution agreement with Virtu Americas LLC (“Virtu”), to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $50 million (the “Virtu May 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale.
The issuance activity under the Virtu May 2021 EDA is summarized below (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Common shares issued	2,367	8,339
Gross proceeds received	$13,421	$50,000
Commissions and other expenses	134	500
Net proceeds	$13,287	$49,500
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity under the Virtu July 2021 EDA is summarized below (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Common shares issued	4,183	4,183
Gross proceeds received	$21,363	$21,363
Commissions and other expenses	214	214
Net proceeds	$21,149	$21,149
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
13. Preferred Stock
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
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. As of September 30, 2021, we have sold approximately 65,000 shares of our Series B Convertible Preferred Stock and received proceeds of approximately $1.2 million under this program.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Series B Convertible Preferred Stock	$1,058	$1,729	$3,689	$5,189
During 2021, Braemar entered into privately negotiated exchange agreements with certain holders of the Series B Convertible Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. The table below summarizes the activity (in thousands):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Preferred Shares Tendered	Common Shares Issued	Preferred Shares Tendered	Common Shares Issued
Series B Convertible Preferred Stock	30	120	1,953	7,291
Series E Redeemable Preferred Stock
On April 2, 2021, the Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20,000,000 shares of Series E Preferred Stock in a primary offering price of $25.00 per share. The Company is also offering a maximum of 8,000,000 shares of the Series E Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
The Series E Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B Convertible Preferred stock, the Series D Preferred Stock and the Series M Preferred Stock (as defined below)) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Holders of the Series E Preferred Stock shall have the right to vote for the election of directors of the Company and on all other matters requiring stockholder action by the holders of the common stock, each share being entitled to vote to the same extent as one share of the Company’s common stock, and all such shares voting together as a single class. If and whenever dividends on any shares of the Series E Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive the number of directors then constituting the Board shall be increased by two and the holders of such shares of Series E Preferred Stock shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends (with no redemption fee). The Series E Preferred Stock is also subject to conversion upon certain

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
events constituting a change of control. Upon such change of control events, holders have the option to convert their shares of Series E Preferred Stock into a maximum of 5.69476 shares of our common stock.
The redemption fee shall be an amount equal to:
•8.0% of the stated value of $25.00 per share (the “Stated Value”) beginning on the Original Issue Date (as defined in the Articles Supplementary) of the shares of the Series E Preferred Stock to be redeemed;
•5.0% of the Stated Value beginning on the second anniversary from the Original Issue Date of the shares of the Series E Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the third anniversary from the Original Issue Date of the shares of the Series E Preferred Stock to be redeemed.
The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption.
The Series E Preferred Stock cash dividends are as follows:
•8.0% per annum of the Stated Value beginning on the date of the first settlement of the Series E Preferred Stock (the “Date of Initial Closing”);
•7.75% per annum of the Stated Value beginning on the first anniversary from the Date of Initial Closing; and
•7.5% per annum of the Stated Value beginning on the second anniversary from the Date of Initial Closing.
Dividends will be authorized and declared on a monthly basis and payable in arrears on the 15th of each month to holders of record at the close of business on the last business day of each month immediately preceding the applicable thereafter dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows for participating holders to have their Series E Preferred Stock dividend distributions automatically reinvested in additional shares of the Series E Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Series E Preferred Stock shares issued	266	266
Net proceeds	$5,976	$5,976
The Series E Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series E Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series E Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable the carrying value will be increased to the redemption amount each reporting period.
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	September 30, 2021	December 31, 2020
Series E Preferred Stock	$6,110	$—
Adjustments to Series E Preferred Stock (1)	$1,906	$—
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Series E Preferred Stock	90	90

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Series M Redeemable Preferred Stock
On April 2, 2021, the Company entered into equity distribution agreements with certain sales agents to sell from time-to-time shares of the Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20,000,000 shares of the Series M Preferred Stock (par value $0.01) in a primary offering price of $25.00 per share (or “Stated Value”). The Company is also offering a maximum of 8,000,000 shares of Series M Preferred Stock pursuant to the DRIP at $25.00 per share.
The Series M Preferred Stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B Convertible Preferred Stock, the Series D Preferred Stock and the Series E Preferred Stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs.
Holders of the Series M Preferred Stock shall have the right to vote for the election of directors of the Company and on all other matters requiring stockholder action by the holders of the common stock, each share being entitled to vote to the same extent as one share of the Company’s common stock, and all such shares voting together as a single class. If and whenever dividends on any shares of Series E Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive the number of directors then constituting the Board shall be increased by two and the holders of such shares of Series M Preferred Stock shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
The redemption fee shall be an amount equal to:
•1.5% of the Stated Value of $25.00 per share beginning on the Series M Original Issue Date (as defined below) of the shares of Series M Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the first anniversary from the Original Issue Date of the shares of Series M Preferred Stock to be redeemed.
The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption.
Holders of Series M Preferred Stock are entitled to receive cumulative cash dividends at the initial rate of 8.2% per annum of the Stated Value of $25.00 per share (equivalent to an annual dividend rate of $2.05 per share). Beginning one year from the date of original issuance of each share of Series M Preferred Stock (the “Series M Original Issue Date of Series M”) and on each one-year anniversary thereafter for such share of Series M Preferred Stock, the dividend rate shall increase by 0.10% per annum; provided, however, that the dividend rate for any share of Series M Preferred Stock shall not exceed 8.7% per annum of the Stated Value.
Dividends will be authorized and declared on a monthly basis and payable in arrears on the 15th of each month to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows for participating holders to have their Series M Preferred Stock dividend distributions automatically reinvested in additional shares of the Series M Preferred Stock at a price of $25.00 per share.
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Series M Preferred Stock shares issued	15	15
Net proceeds	$355	$355
The Series M Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside the Company’s control. As such, the Series M Preferred Stock is classified outside of permanent equity.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
At the date of issuance, the carrying amount of the Series M Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable the carrying value will be increased to the redemption amount each reporting period.
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	September 30, 2021	December 31, 2020
Series M Preferred Stock	$361	$—
Adjustments to Series M Preferred Stock (1)	$111	$—
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Series M Preferred Stock	$4	$4
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advisory services fee
Base advisory fee	$2,758	$2,386	$7,981	$7,579
Reimbursable expenses (1)	694	404	1,696	1,360
Equity-based compensation (2)	2,994	1,785	6,666	5,606
Incentive fee	(1,637)	—	—	—
Total	$4,809	$4,575	$16,343	$14,545
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
Upon entering into the agreement with Lismore, the Company made an initial payment of approximately $1.4 million. The Company paid approximately $1.4 million related to periodic installments of which $683,000 was expensed in accordance with the agreement. The remaining $681,000 was set off against the cash payment of the base advisory fee per the agreement upon contract termination in March 2021. Further, the Company paid approximately $1.4 million in success fees in connection with signed forbearance or other agreements. In total, the Company paid approximately $4.1 million under the Lismore Agreement.
For the three and nine months ended September 30, 2021, the Company recognized expense of $0 and $341,000, respectively. For the three and nine months ended September 30, 2020, the Company recognized expense of $1.2 million and $2.7 million, respectively. These expenses are included in “write-off of loan costs and exit fees” in the condensed consolidated statements of operations.
The Company engaged Lismore to negotiate, on the Company’s behalf, one or more modifications to the terms of the mortgage loan assumed in connection with the acquisition of the Mr. C Beverly Hills Hotel. Upon closing of the hotel, the Company paid Lismore a debt placement fee of $150,000.
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
As of September 30, 2021, Braemar has funded approximately $2.8 million. Additionally, as of September 30, 2021, $144,000 of the pre-funded amount was included in “other assets” on our condensed consolidated balance sheets.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2021	2020	2021	2020
Corporate, general and administrative	$642	$228	$1,505	$558
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
During the second quarter of 2021, the Company sold approximately $1.6 million of hotel FF&E from Braemar hotel properties to Ashford LLC, which was subsequently leased back to the Company rent-free. In accordance with ASC 842, the Company evaluated the transactions and concluded that the transactions qualified as sales. As a result, the Company recorded an aggregate gain of $0 and $197,000 for the three and nine months ended September 30, 2021, respectively. The gains are recorded in “gain (loss) on insurance settlement, disposition of assets and sale of hotel properties” in our condensed consolidated statements of operations.
In the second quarter of 2021, upon expiration of an ERFP lease, the Company purchased the underlying FF&E from Ashford Inc. at fair value for $144,000, which was paid during the third quarter of 2021.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Design and Construction Services
In connection with Ashford Inc.’s August 8, 2018 acquisition of Remington Lodging’s design and construction business, we entered into a design and construction services agreement with Ashford Inc.’s subsidiary, Premier Project Management LLC (“Premier”), pursuant to which Premier provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) for the following services: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). On March 20, 2020, we amended the design and construction services agreement to provide that Premier’s fees shall be paid by the Company to Premier upon the completion of any work provided by third-party vendors to the Company.
Hotel Management Services
On November 6, 2019, Ashford Inc. completed the acquisition of Remington Lodging’s hotel management business. Following the acquisition, hotel management services are provided by Remington Hotels, a subsidiary of Ashford Inc., under the respective hotel management agreement with each customer, including Ashford Trust and Braemar.
At September 30, 2021, Remington Hotels managed four of our 14 hotel properties.
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
Ashford Trust
As of September 30, 2021, the Company has an $800,000 receivable from Ashford Trust, included in “due from related parties, net.” The receivable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. The $800,000 gain is included in “(gain) loss on legal settlements” on the condensed consolidated statements of operations.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2021, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Licensing Fees—In conjunction with the Mr. C Beverly Hills Hotel acquisition on August 5, 2021, we entered into an Intellectual Property Sublease Agreement, which allows us to continue to use certain proprietary marks associated with the Mr. C brand name. In return, we pay licensing fees of: (i) 1% of total operating revenue; (ii) 2% of gross food and beverage revenues; and (iii) 25% of food and beverage profits. The agreement expires on August 4, 2022.
The table below summarizes the licensing fees incurred (in thousands):

Line Item	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Other hotel expenses	$53	$53
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2021, we pay a monthly hotel management fee equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 2.5% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2020 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II. Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of September 30, 2021, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is probable that the litigation will result in a loss due to a potential pre-trial settlement, in which case the Company estimates its potential loss will be approximately $500,000; however, it is entitled to indemnification for a portion of such loss. As of September 30, 2021, approximately $500,000 has been accrued.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of September 30, 2021, no amounts have been accrued.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2021 and December 31, 2020, all of our hotel properties were in the U.S. and its territories.

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
We operate in the direct hotel investment segment of the hotel lodging industry. As of September 30, 2021, we owned interests in 14 hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,865 total rooms, or 3,630 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 12 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.

We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2021, Remington Hotels, a subsidiary of Ashford Inc., managed four of our 14 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of September 30, 2021, owned approximately 609,413 shares of Ashford Inc. common stock, which represented an approximate 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of September 30, 2021 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.6%; provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of the Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of September 30, 2021, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 4,234,775 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 5.9% ownership in the Company.
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
As of September 30, 2021, the Company maintained unrestricted cash of $195.5 million and restricted cash of $44.8 million. For the nine months ended September 30, 2021, cash flows provided by operating activities was approximately $55.1 million. The vast majority of the restricted cash comprises lender and manager held reserves. At the end of the quarter, there was also $20.4 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. On December 10, 2020, the Company announced that it plans to continue its suspension of the common stock dividend into 2021 to protect liquidity and will evaluate future dividend declarations on a quarterly basis going forward.
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
Recent Developments
On July 12, 2021, the Company entered into a second equity distribution agreement with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million (the “Virtu July 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 3, 2021, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received proceeds of approximately $24.0 million.

On July 12, 2021, the Company made an additional investment in OpenKey of approximately $117,000.
On August 5, 2021, the Company acquired a 100% interest in the 138-room Mr. C Beverly Hills Hotel and five luxury residences adjacent to the hotel. The total consideration consisted of $10.0 million of cash, 2.5 million Braemar OP common units with a fair value of approximately $13.2 million and 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price and a fair value of approximately $1.5 million. Additionally, the Company assumed a $50.0 million mortgage loan, with a fair value of approximately $49.8 million. Upon closing, the Company repaid $20.0 million of the assumed mortgage loan.
On September 23, 2021, the Company finalized an extension of its mortgage loans for the Bardessono Hotel and Spa with a final maturity in August 2022 and the Hotel Yountville with a final maturity in May 2022. Each of the loans was extended for one year beyond its original maturity on the same terms as the original loan.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenue
Rooms	$77,560	$28,118	$49,442	175.8%
Food and beverage	24,494	8,537	15,957	186.9
Other	14,123	8,099	6,024	74.4
Total revenue	116,177	44,754	71,423	159.6
Expenses
Hotel operating expenses:
Rooms	17,072	7,975	(9,097)	(114.1)
Food and beverage	20,252	7,994	(12,258)	(153.3)
Other expenses	36,124	20,516	(15,608)	(76.1)
Management fees	3,595	1,321	(2,274)	(172.1)
Total hotel operating expenses	77,043	37,806	(39,237)	(103.8)
Property taxes, insurance and other	12,622	6,929	(5,693)	(82.2)
Depreciation and amortization	18,284	18,507	223	1.2
Advisory services fee	4,809	4,575	(234)	(5.1)
Transaction costs	275	—	(275)
Corporate general and administrative	2,094	1,405	(689)	(49.0)
Total expenses	115,127	69,222	(45,905)	(66.3)
Gain (loss) on insurance settlement and disposition of assets	—	10,149	(10,149)
Operating income (loss)	1,050	(14,319)	15,369	107.3
Equity in earnings (loss) of unconsolidated entity	(68)	(58)	(10)	(17.2)
Interest income	13	12	1	8.3
Other income (expense)	—	(3,604)	3,604	100.0
Interest expense and amortization of loan costs	(8,364)	(8,859)	495	5.6
Write-off of loan costs and exit fees	(432)	(1,335)	903	67.6
Unrealized gain (loss) on derivatives	142	3,561	(3,419)	(96.0)
Income (loss) before income taxes	(7,659)	(24,602)	16,943	68.9
Income tax (expense) benefit	(560)	1,545	(2,105)	(136.2)
Net income (loss)	(8,219)	(23,057)	14,838	64.4
(Income) loss attributable to noncontrolling interest in consolidated entities	450	1,999	(1,549)	(77.5)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	823	2,381	(1,558)	(65.4)
Net income (loss) attributable to the Company	$(6,946)	$(18,677)	$11,731	62.8%

All hotel properties owned for the three months ended September 30, 2021 and 2020 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2021 and 2020. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Mr. C Beverly Hills Hotel	Los Angeles, CA	Acquisition	August 5, 2021
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended September 30,
	2021	2020
Occupancy	61.64%	26.88%
ADR (average daily rate)	$357.99	$304.68
RevPAR (revenue per available room)	$220.66	$81.89
Rooms revenue (in thousands)	$77,560	$28,118
Total hotel revenue (in thousands)	$116,177	$44,754
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the full three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Occupancy	61.81%	26.88%
ADR (average daily rate)	$358.25	$304.68
RevPAR (revenue per available room)	$221.43	$81.89
Rooms revenue (in thousands)	$76,027	$28,118
Total hotel revenue (in thousands)	$113,905	$44,754
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $11.7 million, from $18.7 million for the three months ended September 30, 2020 (the “2020 quarter”) to $6.9 million for the three months ended September 30, 2021 (the “2021 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $49.4 million, or 175.8%, to $77.6 million during the 2021 quarter compared to the 2020 quarter. During the 2021 quarter, we experienced a 3,476 basis point increase in occupancy and a 17.5% increase in room rates. The increase in rooms revenue is primarily due to the hotel properties recovering from the COVID-19 pandemic as well as an increase of $1.5 million associated with the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021.

Fluctuations in rooms revenue between the 2021 quarter and the 2020 quarter is a result of the changes in occupancy and ADR between the 2021 quarter and the 2020 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$2,145	2,698	21.7%
Marriott Seattle Waterfront	5,850	6,315	34.0%
The Notary Hotel	2,823	3,169	10.9%
The Clancy (2)	5,185	7,469	n/a
Sofitel Chicago Magnificent Mile	3,527	3,243	45.9%
Pier House Resort & Spa	3,367	1,978	78.8%
The Ritz-Carlton St. Thomas	8,693	3,763	73.6%
Park Hyatt Beaver Creek Resort & Spa	2,436	3,893	15.2%
Hotel Yountville	2,942	3,455	42.0%
The Ritz-Carlton Sarasota	3,267	1,189	39.2%
Hilton La Jolla Torrey Pines	3,644	2,465	62.4%
Bardessono Hotel and Spa	3,722	2,834	53.2%
The Ritz-Carlton Lake Tahoe	307	(908)	26.2%
Total	$47,908	3,493	17.5%
Non-comparable
Mr. C Beverly Hills Hotel	$1,534	n/a	n/a
_______________
(1) The hotel was closed from April 2020 through mid-August 2020.
(2) The hotel was being renovated through September 30, 2020.
Food and Beverage Revenue. Food and beverage revenue increased $16.0 million, or 186.9%, to $24.5 million during the 2021 quarter compared to the 2020 quarter. This increase is attributable to an aggregate increase at all comparable hotel properties of $15.4 million as they are recovering from the COVID-19 pandemic, as well as an increase of $553,000 resulting from the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, increased $6.0 million, or 74.4%, to $14.1 million during the 2021 quarter compared to the 2020 quarter. The increase is attributable to an aggregate increase in other hotel revenue of $5.8 million at 13 comparable hotel properties and an increase of $186,000 at the Mr. C Beverly Hills Hotel.
Rooms Expense. Rooms expense increased $9.1 million, or 114.1%, to $17.1 million in the 2021 quarter compared to the 2020 quarter. This increase is primarily attributable to an aggregate increase of $8.8 million at 12 comparable hotel properties as they are recovering from the COVID-19 pandemic and an increase of $410,000 at the Mr. C Beverly Hills Hotel, partially offset by a decrease of $113,000 at the Capital Hilton.
Food and Beverage Expense. Food and beverage expense increased $12.3 million, or 153.3%, to $20.3 million during the 2021 quarter compared to the 2020 quarter. This increase is attributable to an aggregate increase of $11.8 million at all comparable hotel properties and an increase of $455,000 at the Mr. C Beverly Hills Hotel.
Other Operating Expenses. Other operating expenses increased $15.6 million, or 76.1%, to $36.1 million in the 2021 quarter compared to the 2020 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $2.2 million in direct expenses and $13.4 million in indirect expenses and incentive management fees in the 2021 quarter as compared to the 2020 quarter as the hotel properties are recovering from the COVID-19 pandemic. Direct expenses were 4.4% of total hotel revenue in the 2021 quarter and 6.4% in the 2020 quarter. The increase in direct expenses is primarily attributable to higher occupancy levels at all of our comparable hotel properties as they are recovering from the COVID-19 pandemic and an increase of approximately $13,000 at the Mr. C Beverly Hills Hotel.
The increase in indirect expenses comprises increases in: (i) general and administrative costs of $4.6 million comprising an increase of $4.3 million at our 13 comparable hotel properties and $294,000 at the Mr. C Beverly Hills Hotel; (ii) marketing costs of $3.8 million comprising an increase of $3.6 million at our 13 comparable hotel properties and $181,000 at the Mr. C Beverly Hills Hotel; (iii) repairs and maintenance of $1.8 million, comprising an increase of $1.7 million at our 13 comparable hotel properties and $79,000 at the Mr. C Beverly Hills Hotel; (iv) lease expense of $825,000 comprising an increase of $820,000 at our 13 comparable hotel properties and $5,000 at the Mr. C Beverly Hills Hotel; (v) energy costs of $1.2 million comprising an increase of $1.0 million at our 13 comparable hotel properties and $153,000 at the Mr. C Beverly Hills Hotel; and (vi) incentive management fees of $1.2 million comprising an increase of $1.2 million at our 13 comparable hotel properties and $22,000 at the Mr. C Beverly Hills Hotel.
Management Fees. Base management fees increased $2.3 million, or 172.1%, to $3.6 million in the 2021 quarter compared to the 2020 quarter at all of our comparable hotel properties as a result of the recovery from the COVID-19 pandemic and an increase of $67,000 at the Mr. C Beverly Hills Hotel.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $5.7 million, or 82.2%, to $12.6 million in the 2021 quarter compared to the 2020 quarter. The increase comprised an aggregate increase of approximately $5.9 million at six hotel properties. Approximately $5.3 million of the increase is primarily attributable to higher current year assessments at two hotel properties. The increase also includes an increase of $209,000 at the Mr. C Beverly Hills Hotel, partially offset by an aggregate decrease of approximately $314,000 at seven hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $223,000, or 1.2%, to $18.3 million in the 2021 quarter compared to the 2020 quarter. The decrease is comprised of an aggregate decrease of approximately $959,000 at eight comparable hotel properties, partially offset by an aggregate increase of $363,000 at The Clancy, Hotel Yountville, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Lake Tahoe as well as an increase of $373,000 at the Mr. C Beverly Hills Hotel.
Advisory Services Fee. Advisory services fee increased $234,000, or 5.1%, to $4.8 million in the 2021 quarter compared to the 2020 quarter due to increases in the base advisory fee of $372,000, reimbursable expenses of $290,000 and equity-based compensation of $1.2 million, partially offset by a decrease in incentive fee of $1.6 million.
In the 2021 quarter, we recorded an advisory services fee of $4.8 million, which included a base advisory fee of $2.8 million, reimbursable expenses of $694,000, $3.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to incentive fee of $1.6 million.
In the 2020 quarter, we recorded an advisory services fee of $4.6 million, which included a base advisory fee of $2.4 million, reimbursable expenses of $404,000 and $1.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Transaction Costs. In the 2021 quarter, we recognized transactions costs of $275,000 associated with the acquisition of the Mr. C Beverly Hills Hotel. There were no transaction costs in the 2020 quarter.
Corporate General and Administrative. Corporate general and administrative expense was $2.1 million in the 2021 quarter and $1.4 million in the 2020 quarter. The increase in corporate general and administrative expense is due to higher professional fees of $226,000, higher public company costs of $225,000 and an increase of $414,000 related to our share of the reimbursed operating expenses of Ashford Securities, partially offset by lower miscellaneous expenses of $176,000.
Gain (Loss) on Insurance Settlement and Disposition of Assets. In the 2020 quarter, we recognized a gain of $10.1 million as a result of finalizing the insurance settlement from Hurricane Irma.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2021 quarter and 2020 quarter, we recorded equity in loss of unconsolidated entity of $68,000 and $58,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income increased $1,000, or 8.3%, to $13,000 for the 2021 quarter.
Other Income (Expense). Other expense was $3.6 million in 2020 quarter compared to $0 in the 2021 quarter. In the 2020 quarter, we recorded a realized loss of $3.5 million on interest rate floors and expense of $64,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $495,000, or 5.6%, to $8.4 million in the 2021 quarter compared to the 2020 quarter. The decrease is primarily due to lower interest expense from a lower average LIBOR rate, a credit to interest expense related to the amortization of default interest and late charges recorded on loans that were previously in default and the repayment of our secured term loan. These decreases were partially offset by higher interest expense associated with our Convertible Senior Notes and the mortgage loan associated with the Mr. C

Beverly Hills Hotel acquisition. The average LIBOR rates in the 2021 quarter and the 2020 quarter were 0.09% and 0.16%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $432,000 in the 2021 quarter, primarily associated with the $419,000 write-off of loan costs upon the $20 million pay-down of the mortgage loan assumed with the Mr. C Beverly Hills Hotel acquisition.
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
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $142,000 in the 2021 quarter consisted of an unrealized gain of approximately $190,000 on warrants, partially offset by an unrealized loss of approximately $48,000 on interest rate caps.
Unrealized gain on derivatives of $3.6 million in the 2020 quarter consisted of a $3.5 million unrealized gain on interest rate floors associated with the recognition of realized losses from the expiration of interest rate floors and a $51,000 unrealized gain on CMBX credit default swaps, partially offset by a $30,000 unrealized loss on interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $2.1 million, from an income tax benefit of $1.5 million in the 2020 quarter to income tax expense of $560,000 in the 2021 quarter. This change was primarily due to an increase in the profitability of our TRS entities in the 2021 quarter compared to the 2020 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $450,000 and $2.0 million in the 2021 quarter and the 2020 quarter, respectively. At both September 30, 2021 and 2020, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $823,000 and $2.4 million in the 2021 quarter and the 2020 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 8.35% and 10.08% as of September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenue
Rooms	$195,720	$105,119	$90,601	86.2%
Food and beverage	60,976	39,417	21,559	54.7
Other	40,439	30,633	9,806	32.0
Total hotel revenue	297,135	175,169	121,966	69.6
Expenses
Hotel operating expenses:
Rooms	41,569	29,300	(12,269)	(41.9)
Food and beverage	50,526	35,544	(14,982)	(42.2)
Other expenses	98,143	75,585	(22,558)	(29.8)
Management fees	9,079	5,664	(3,415)	(60.3)
Total hotel operating expenses	199,317	146,093	(53,224)	(36.4)
Property taxes, insurance and other	27,076	21,833	5,243	(24.0)
Depreciation and amortization	54,881	55,398	(517)	(0.9)
Gain on legal settlement	(989)	—	989
Advisory services fee	16,343	14,545	(1,798)	(12.4)
Transaction costs	571	—	(571)
Corporate general and administrative	6,077	4,850	(1,227)	(25.3)
Total expenses	303,276	242,719	(60,557)	(24.9)
Gain (loss) on insurance settlement and disposition of assets	696	10,149	(9,453)	(93.1)
Operating income (loss)	(5,445)	(57,401)	51,956	90.5
Equity in earnings (loss) of unconsolidated entity	(198)	(138)	(60)	(43.5)
Interest income	34	165	(131)	(79.4)
Other income (expense)	—	(3,806)	3,806	100.0
Interest expense and amortization of loan costs	(22,346)	(38,167)	15,821	41.5
Write-off of loan costs and exit fees	(1,960)	(3,572)	1,612	45.1
Unrealized gain (loss) on derivatives	64	3,748	(3,684)	(98.3)
Income (loss) before income taxes	(29,851)	(99,171)	69,320	69.9
Income tax (expense) benefit	(766)	4,622	(5,388)	(116.6)
Net income (loss)	(30,617)	(94,549)	63,932	67.6
(Income) loss attributable to noncontrolling interest in consolidated entities	2,546	4,975	2,429	48.8
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,184	10,036	6,852	68.3
Net income (loss) attributable to the Company	$(24,887)	$(79,538)	$54,651	68.7%

All hotel properties owned for the nine months ended September 30, 2021 and 2020 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2021 and 2020. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Mr. C Beverly Hills Hotel	Los Angeles, CA	Acquisition	August 5, 2021
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Occupancy	49.46%	31.11%
ADR (average daily rate)	$385.28	$330.77
RevPAR (revenue per available room)	$190.58	$102.90
Rooms revenue (in thousands)	$195,720	$105,119
Total hotel revenue (in thousands)	$297,135	$175,169
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the full nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Occupancy	49.42%	31.11%
ADR (average daily rate)	$385.63	$330.77
RevPAR (revenue per available room)	$190.60	$102.90
Rooms revenue (in thousands)	$194,187	$105,119
Total hotel revenue (in thousands)	$294,863	$175,169
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $54.7 million, from $79.5 million for the nine months ended September 30, 2020 (the “2020 period”), to $24.9 million for the nine months ended September 30, 2021 (the “2021 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $90.6 million, or 86.2%, to $195.7 million during the 2021 period compared to the 2020 period. During the 2021 period, we experienced a 1,835 basis point increase in occupancy and a 16.5% increase in room rates compared to the 2020 period. The increase in rooms revenue is due to the hotel properties recovering from the COVID-19 pandemic as well as an increase of $1.5 million associated with the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021.

Fluctuations in rooms revenue between the 2021 period and the 2020 period is a result of the changes in occupancy and ADR between the 2021 period and the 2020 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$(1,146)	449	(30.8)%
Marriott Seattle Waterfront	6,159	2,517	9.1%
The Notary Hotel	1,480	666	(0.5)%
The Clancy (2)	1,615	2,832	(47.3)%
Sofitel Chicago Magnificent Mile	4,970	1,305	43.4%
Pier House Resort & Spa	9,294	3,320	25.2%
The Ritz-Carlton St. Thomas	29,939	4,786	50.8%
Park Hyatt Beaver Creek Resort & Spa	2,103	2,326	(28.4)%
Hotel Yountville	5,606	2,722	40.0%
The Ritz-Carlton Sarasota	14,270	2,465	30.0%
Hilton La Jolla Torrey Pines	3,928	1,505	8.7%
Bardessono Hotel and Spa	7,693	2,741	45.2%
The Ritz-Carlton Lake Tahoe	3,156	1,249	(3.8)%
Total	$89,067	1,831	16.5%
Non-comparable
Mr. C Beverly Hills Hotel	$1,534	n/a	n/a
_______________
(1) The hotel was closed from April 2020 through mid-August in 2020.
(2) The hotel was being renovated through September 30, 2020.
Food and Beverage Revenue. Food and beverage revenue increased $21.6 million, or 54.7%, to $61.0 million during the 2021 period compared to the 2020 period. This increase is primarily driven by the recovery from the COVID-19 pandemic. We experienced an aggregate increase in food and beverage revenue of $24.3 million at ten comparable hotel properties as well as an increase of $553,000 at the Mr. C Beverly Hills Hotel. These increases were partially offset by an aggregate decrease of $3.3 million at Capital Hilton, Hilton La Jolla Torrey Pines and The Notary Hotel.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $9.8 million, or 32.0%, to $40.4 million during the 2021 period compared to the 2020 period.
The increase is attributable to higher other hotel revenue of $14.0 million at 11 comparable hotel properties and an increase of $186,000 at the Mr. C Beverly Hills Hotel, partially offset by an aggregate decrease of $381,000 at The Clancy and Capital Hilton as well as lower business interruption revenue of $4.0 million.
During the 2020 period, we recognized business interruption revenue of $4.0 million at The Ritz-Carlton St. Thomas as a result of Hurricane Irma. There was no such revenue recorded in the 2021 period.
Rooms Expense. Rooms expense increased $12.3 million, or 41.9%, to $41.6 million in the 2021 period compared to the 2020 period. The increase is attributable to an aggregate increase in rooms expense of $12.7 million at 12 comparable hotel properties and an increase of $410,000 at the Mr. C Beverly Hills Hotel, partially offset by a decrease of $791,000 at the Capital Hilton.
Food and Beverage Expense. Food and beverage expense increased $15.0 million, or 42.2%, to $50.5 million during the 2021 period compared to the 2020 period.
The increase is attributable to an aggregate increase of $18.0 million at nine comparable hotel properties and an increase of $455,000 at the Mr. C Beverly Hills Hotel, partially offset by an aggregate decrease of $3.5 million at the Capital Hilton, The Notary Hotel, Hilton La Jolla Torrey Pines and Marriott Seattle Waterfront.
Other Operating Expenses. Other operating expenses increased $22.6 million, or 29.8%, to $98.1 million in the 2021 period compared to the 2020 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $5.4 million in direct expenses and $17.2 million in indirect expenses and incentive management fees in the 2021 period compared to the 2020 period.
Direct expenses were 5.1% of total hotel revenue in the 2021 period and 5.6% in the 2020 period. The increase in direct expenses is associated with higher revenues as all of our comparable hotel properties are recovering from the COVID-19 pandemic and an increase of 13,000 at the Mr. C Beverly Hills Hotel.
The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $2.0 million comprising an increase of $1.7 million at our 13 comparable hotel properties and $294,000 at the Mr. C Beverly Hills Hotel; (ii) marketing costs of $3.7 million comprising an increase of $3.5 million at our 13 comparable hotel properties and $181,000 at the Mr. C Beverly Hills Hotel; (iii) repairs and maintenance of $3.3 million comprising an increase of $3.2 million at our 13 comparable hotel properties and $79,000 at the Mr. C Beverly Hills Hotel; (iv) lease expense of $667,000 comprising an increase of $662,000 at our 13 comparable hotel properties and $5,000 at the Mr. C Beverly Hills Hotel; (v) energy costs of $2.5 million comprised of an increase of $2.4 million at our 13 comparable hotel properties and $153,000 at the Mr. C Beverly Hills Hotel; and (vi) incentive management fees of $5.0 million comprising an increase of $5.0 million at our 13 comparable hotel properties and $22,000 at the Mr. C Beverly Hills Hotel.
Management Fees. Base management fees increased $3.4 million, or 60.3%, to $9.1 million in the 2021 period compared to the 2020 period. Management fees increased $3.6 million at eleven comparable hotel properties and $67,000 at the Mr. C Beverly Hills Hotel, partially offset be an aggregate decrease of approximately $200,000 at the Capital Hilton and The Clancy.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $5.2 million, or 24.0%, to $27.1 million in the 2021 period compared to the 2020 period. The increase is comprised of an aggregate increase of approximately $5.7 million at nine hotel properties. Approximately $4.9 million of the increase is primarily attributable to higher current year assessments at two hotel properties. The increase also includes $209,000 at the Mr. C Beverly Hills Hotel. These increases were partially offset by an aggregate decrease of approximately $489,000 at four hotel properties.
Depreciation and Amortization. Depreciation and amortization decreased $517,000, or 0.9%, to $54.9 million for the 2021 period compared to the 2020 period. The decrease is comprised of an aggregate decrease of $2.7 million at eight comparable hotel properties, partially offset by an increase of $373,000 at the Mr. C Beverly Hills Hotel and an aggregate increase of $1.8 million at The Clancy, Hotel Yountville, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Lake Tahoe.
Advisory Services Fee. Advisory services fee increased $1.8 million, or 12.4%, to $16.3 million in the 2021 period compared to the 2020 period due to increases in the base advisory fee of $402,000, reimbursable expenses of $336,000, as well as an increase in equity-based compensation of $1.1 million.
In the 2021 period, we recorded an advisory services fee of $16.3 million, which included a base advisory fee of $8.0 million, reimbursable expenses of $1.7 million, $6.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
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
Transaction costs. In the 2021 period, we recognized $571,000 of transaction costs associated with the acquisition of the Mr. C Beverly Hills Hotel. There were no transaction costs in the 2020 period.
Corporate General and Administrative. Corporate general and administrative expense was $6.1 million in the 2021 period and $4.9 million in the 2020 period. The increase in corporate general and administrative expenses is primarily due to higher miscellaneous expenses of $45,000, an increase of $946,000 related to our share of the reimbursed operating expenses of Ashford Securities and higher public company costs of $457,000, partially offset by lower professional fees of $222,000.
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

Equity in Earnings (Loss) of Unconsolidated Entity. In the 2021 period and the 2020 period, we recorded equity in loss of unconsolidated entity of $198,000 and $138,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income decreased $131,000, or 79.4%, to $34,000 for the 2021 period compared to the 2020 period.
Other Income (Expense). Other expense decreased $3.8 million, or 100.0% to $0 in the 2021 period compared to the 2020 period. In the 2020 period, we recorded a realized loss of $3.6 million on interest rate floors and expense of $191,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs decreased $15.8 million, or 41.5%, to $22.3 million for the 2021 period compared to the 2020 period. The decrease is primarily due to lower interest expense from a lower average LIBOR rate, a credit to interest expense related to the amortization of default interest and late charges recorded on loans that were previously in default and the repayment of our secured term loan. These decreases were partially offset by higher interest expense from our Convertible Senior Notes and the mortgage loan associated with the Mr. C Beverly Hills Hotel acquisition. The average LIBOR rates for the 2021 period and the 2020 period were 0.10% and 0.64%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.0 million in the 2021 period, primary associated with a $1.2 million write-off of unamortized loan costs upon the payoff of our secured term loan payoff and $351,000 from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $351,000, were expensed in accordance with applicable accounting guidance. In addition, there was approximately a $419,000 write-off of loan costs upon the $20 million pay-down of the mortgage loan assumed with the acquisition of the Mr. C Beverly Hills Hotel.
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
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $64,000 for the 2021 period consisted of an unrealized gain of approximately $190,000 on warrants, partially offset by an unrealized loss of approximately $126,000 on interest rate caps.
Unrealized gain on derivatives of $3.7 million for the 2020 period consisted of a $3.6 million unrealized gain on interest rate floors associated with the recognition of realized losses from the expiration of interest rate floors and a $226,000 unrealized gain on CMBX credit default swaps and partially offset by an unrealized loss of $93,000 on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense changed $5.4 million, from an income tax benefit of $4.6 million in the 2020 period to income tax expense of $766,000 in the 2021 period. This change was primarily due to an increase in the profitability of our TRS entities in the 2021 period compared to the 2020 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $2.5 million and $5.0 million for the 2021 period and the 2020 period, respectively. At both September 30, 2021 and 2020, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $3.2 million and $10.0 million for the 2021 period and the 2020 period, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 8.35% and 10.08% as of September 30, 2021 and 2020, respectively.
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
As of September 30, 2021, the Company maintained unrestricted cash of $195.5 million and restricted cash of $44.8 million. For the nine months ended September 30, 2021, cash flows provided by operating activities was approximately $55.1 million. The vast majority of the restricted cash comprises lender and manager held reserves. At the end of the quarter, there was also $20.4 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. On December 10, 2020, the Company announced that it plans to continue its suspension of the common stock dividend into 2021 to protect liquidity and will evaluate future dividend declarations on a quarterly basis going forward.
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
Equity Transactions
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the nine months ended September 30, 2021, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of November 3, 2021, the Company has sold approximately 7.4 million shares of common stock and received gross proceeds of approximately $30.8 million under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc. serves as the dealer manager and wholesaler of the Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). The Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, our optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership agreement to conform to the terms of the Series E Articles Supplementary and Series M Articles Supplementary. As of November 3, 2021, the Company has issued approximately 459,000 shares of Series E Preferred Stock and received net proceeds of approximately $10.3 million and issued approximately 17,000 shares of Series M Preferred Stock and received net proceeds of approximately $408,000.
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our 5.50% Series B Cumulative Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) having an aggregate offering price of up to $40.0 million. Sales of shares of the Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for the Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of the Series B Convertible Preferred Stock sold through such sales agents. Since the inception of the program, we issued approximately 63,000 shares of the Series B Convertible Preferred Stock through our “at-the-market” equity offering program resulting in gross proceeds of approximately $1.0 million before discounts and commissions to the selling agents of approximately $19,000.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of November 3, 2021, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
From March 16, 2021 through November 3, 2021, Braemar entered into privately negotiated exchange agreements with certain holders of the Series B Convertible Preferred Stock in reliance on Section 3(a)(9) of the Securities Act. The Company agreed to exchange a total of approximately 2.0 million shares of its common stock for approximately 7.3 million shares of its Series B Convertible Preferred Stock.
On April 21, 2021, Braemar and Lincoln Park, entered into a purchase agreement, pursuant to which the Company may sell to Lincoln Park up to 8,893,565 shares of its common stock, par value $0.01 per share of the Company, from time to time during the term of the purchase agreement. The issuance of the common stock pursuant to the purchase agreement has been registered pursuant to the Company’s Registration Statement, and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. Braemar and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. As of November 3, 2021, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Purchase Agreement.
On May 25, 2021, the Company entered into an equity distribution agreement with Virtu Americas LLC (“Virtu”), to sell from time to time shares of our common stock having an aggregate offering price of up to $50 million (the “Virtu May 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 3, 2021, the Company has sold approximately 8.3 million shares of common stock under the Virtu May 2021 EDA and received gross proceeds of approximately $50.0 million.
On July 12, 2021, the Company entered into a second equity distribution agreement with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million (the “Virtu July 2021 EDA”). We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 3, 2021, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
Debt Transactions
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-

annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026.
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
On September 23, 2021, the Company finalized an extension of its mortgage loans for the Bardessono Hotel and Spa with a final maturity in August 2022 and the Hotel Yountville with a final maturity in May 2022. Each of the loans was extended for one year beyond its original maturity on the same terms as the original loan.
Sources and Uses of Cash
We had approximately $195.5 million and $78.6 million of cash and cash equivalents at September 30, 2021 and December 31, 2020, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities were $55.1 million and $(35.6) million for the nine months ended September 30, 2021 and 2020, respectively. Cash flows from operations were impacted by the COVID-19 pandemic and changes in hotel operations of our 13 comparable hotel properties as well the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2021, net cash flows used in investing activities were $23.7 million. These cash outflows were primarily attributable to $15.8 million of capital improvements made to various hotel properties, approximately $9.5 million associated with the acquisition of the Mr. C Beverly Hills Hotel, partially offset by proceeds of $1.8 million from the sale of certain ERFP assets to Ashford Inc.
For the nine months ended September 30, 2020, net cash flows used in investing activities were $18.9 million. These cash outflows were primarily attributable to $21.5 million of capital improvements made to various hotel properties offset by $2.5 million of insurance proceeds received related to the hurricanes.
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2021, net cash flows provided by financing activities were $95.6 million. Cash inflows primarily consisted of net proceeds of $83.2 million from the issuance of our Convertible Senior Notes, $100.0 million from the issuance of common stock, $4.6 million from the issuance of preferred stock and contributions of $920,000 from a noncontrolling interest in consolidated entities. The cash inflows were partially offset by repayments of indebtedness of $83.8 million, $6.9 million of dividend and distribution payments and $1.9 million of payments for loan costs and fees.
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
Contractual Obligations and Commitments
There have been no material changes, outside of the ordinary course of business, as of September 30, 2021 to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(8,219)	$(23,057)	$(30,617)	$(94,549)
Interest expense and amortization of loan costs	8,364	8,859	22,346	38,167
Depreciation and amortization	18,284	18,507	54,881	55,398
Income tax expense (benefit)	560	(1,545)	766	(4,622)
Equity in (earnings) loss of unconsolidated entity	68	58	198	138
Company’s portion of EBITDA of OpenKey	(68)	(56)	(196)	(135)
EBITDA	18,989	2,766	47,378	(5,603)
(Gain) loss on insurance settlement and disposition of assets	—	(10,149)	(696)	(10,149)
EBITDAre	18,989	(7,383)	46,682	(15,752)
Amortization of favorable (unfavorable) contract assets (liabilities)	118	207	394	621
Transaction and conversion costs	980	517	2,148	1,128
Other (income) expense	—	3,604	—	3,806
Write-off of loan costs and exit fees	432	1,335	1,960	3,572
Unrealized (gain) loss on derivatives	(142)	(3,561)	(64)	(3,748)
Non-cash stock/unit-based compensation	3,044	2,006	7,265	6,039
Legal, advisory and settlement costs	107	142	(320)	1,168
Advisory services incentive fee	(1,637)	—	—	—
Company’s portion of adjustments to EBITDAre of OpenKey	1	1	7	6
Adjusted EBITDAre	$21,892	$(3,132)	$58,072	$(3,160)

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on Series B Convertible Preferred Stock, gain/loss on extinguishment of preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other income/expense and non-cash items such as interest expense on Convertible Senior Notes, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives, stock/unit-based compensation and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third-party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(8,219)	$(23,057)	$(30,617)	$(94,549)
(Income) loss attributable to noncontrolling interest in consolidated entities	450	1,999	2,546	4,975
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	823	2,381	3,184	10,036
Preferred dividends	(1,977)	(2,554)	(6,258)	(7,664)
Gain (loss) on extinguishment of preferred stock	(111)	—	(4,595)	—
Net income (loss) attributable to common stockholders	(9,034)	(21,231)	(35,740)	(87,202)
Depreciation and amortization on real estate (1)	17,619	17,791	52,843	53,142
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(823)	(2,381)	(3,184)	(10,036)
Equity in (earnings) loss of unconsolidated entity	68	58	198	138
(Gain) loss on insurance settlement and disposition of assets	—	(10,149)	(696)	(10,149)
Company’s portion of FFO of OpenKey	(68)	(57)	(197)	(137)
FFO available to common stockholders and OP unitholders	7,762	(15,969)	13,224	(54,244)
Series B Convertible Preferred Stock dividends	1,058	1,729	3,689	5,189
(Gain) loss on extinguishment of preferred stock	111	—	4,595	—
Transaction and conversion costs	980	517	2,148	1,128
Other (income) expense	—	3,604	—	3,806
Interest expense on Convertible Senior Notes	1,361	—	2,010	—
Interest expense accretion on refundable membership club benefits	190	201	582	616
Write-off of loan costs and exit fees	432	1,335	1,960	3,572
Amortization of loan costs (1)	407	670	1,684	2,651
Unrealized (gain) loss on derivatives	(142)	(3,561)	(64)	(3,748)
Non-cash stock/unit-based compensation	3,044	2,006	7,265	6,039
Legal, advisory and settlement costs	107	142	(320)	1,168
Advisory services incentive fee	(1,637)	—	—	—
Company’s portion of adjustments to FFO of OpenKey	1	1	7	6
Adjusted FFO available to common stockholders, OP unitholders, Series B Cumulative Convertible preferred stockholders and convertible note holders on an “as converted” basis	$13,674	$(9,325)	$36,780	$(33,817)
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization on real estate	$(665)	$(716)	$(2,038)	$(2,256)
Amortization of loan costs	(22)	(19)	(65)	(56)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	266	100%	266
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Mr. C Beverly Hills Hotel (2)	Los Angeles, CA	143	100%	143
Ground Lease Properties (3)
Hilton La Jolla Torrey Pines (4)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (5)	Yountville, CA	65	100%	65
Total		3,865		3,630
________
(1)    The above information does not include the operations of ten condominium units not owned by The Ritz-Carlton Lake Tahoe.
(2)    Includes 138 hotel rooms and five residences adjacent to the hotel.
(3)    Some of our hotel properties are on land subject to ground leases, two of which cover the entire property.
(4)    The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term.
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
At September 30, 2021, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at September 30, 2021, would be approximately $2.7 million per year. Interest rate changes have no impact on the remaining $116.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2021, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021 (“Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective (i) to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach has occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract on the basis that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of September 30, 2021, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. The Company believes it is probable that the litigation will result in a loss due to a potential pre-trial settlement, in which case the Company estimates its potential loss will be approximately $500,000; however, it is entitled to indemnification for a portion of such loss. As of September 30, 2021, approximately $500,000 has been accrued.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of September 30, 2021, no amounts have been accrued.
As of September 30, 2021, the Company has an $800,000 receivable from Ashford Trust, included in Due from related parties, net. The receivable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. The $800,000 gain is included in “(gain) loss on legal settlements” on the condensed consolidated statements of operations.
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2021, pursuant to this authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	1,354	(1)	$—	—	$50,000,000
August 1 to August 31	751	(1)	$—	—	$50,000,000
September 1 to September 30	4,903	(1)	$—	—	$50,000,000
Total	7,008		$—	—
__________________
(1)There is no cost associated with the forfeiture of 1,354, 751 and 4,903 restricted shares of our common stock in July, August and September, respectively.
During the period between July 1, 2021 and September 30, 2021, the Company exchanged a total of 120,000 shares of its common stock for an aggregate of 30,000 shares of preferred stock with certain holders of its 5.50% Series B Cumulative

Convertible Preferred Stock. The issuance of the shares of the common stock was made by the Company pursuant to the exemption from the registration requirements of Section 3(a)(9) of the Securities Act on the basis that these offers constituted an exchange with existing holders of the Company’s securities. No commission or other remuneration was paid to any party for soliciting such exchange and the transactions did not involve a public offering. In consideration for the common stock issuances, the Company received shares of Series B Convertible Preferred Stock from the stockholders, which shares of preferred stock were cancelled and of no further effect.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION

Amendments to Articles of Incorporation
As previously disclosed, on April 2, 2021, we filed with the SDAT the Series E Articles Supplementary and the Series M Articles Supplementary establishing the rights and preferences of the Series E Preferred Stock and the Series M Preferred Stock, respectively (together, the Series E Articles Supplementary and the Series M Articles Supplementary, the “Articles Supplementary”).
On November 4, 2021, we filed with the SDAT certificates of correction to the Articles Supplementary (together, the “Certificates of Correction”). The Certificates of Correction fix incorrect cross references contained in Section (7)(b)(v) of Article THIRD of the Articles Supplementary. The Certificates of Correction became effective upon filing. All terms of the Series E Preferred Stock and the Series M Preferred Stock (including, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption) remain unchanged by the filing of the Certificates of Correction.
Copies of the Certificates of Correction are attached as Exhibit 3.10 and 3.11 to this Form 10-Q and are incorporated herein by reference.
ITEM 6.EXHIBITS

Exhibit	Description
1.1
Purchase Agreement, dated as of May 13, 2021, by and among the Company, the Operating Partnership, the Advisor and UBS Securities LLC, as the Initial Purchaser (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 18, 2021).

1.2
Equity Distribution Agreement, dated as of May 25, 2021, by and between Braemar Hotels & Resorts Inc. and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 26, 2021).

1.3
Equity Distribution Agreement, dated as of July 12, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Ashford Hospitality Advisors LLC and Virtu Americas LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2021).

3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016).
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015).
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016).
3.4
Amendment Number One to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017).

3.5	Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018).
3.6
Articles of Amendment of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-234663) filed with the SEC on January 24, 2020).

3.7
Articles Supplementary Establishing the Series E Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 2, 2021).

Exhibit	Description
3.8
Articles Supplementary Establishing the Series M Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 2, 2021).

3.9	Fourth Amended and Restated Bylaws of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 20, 2018).
3.10*	Certificate of Correction of Series E Articles Supplementary of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on November 4, 2021.
3.11*	Certificate of Correction of Series M Articles Supplementary of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on November 4, 2021.
10.1
Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement, dated as of August 16, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 17, 2021).

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Consulting and Cooperation Agreement, by and among Ashford Inc., Ashford Hospitality Advisors LLC, and Robert G. Haiman, dated as of June 30, 2021 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 30, 2021).

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	November 5, 2021	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 5, 2021	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer