Form 10-K
period 2021-12-31
Braemar Hotels & Resorts Inc.
filed 2022-03-10
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑ No
As of June 30, 2021, the aggregate market value of 55,902,246 shares of the registrant’s common stock held by non-affiliates was approximately $347,153,000.
As of March 8, 2022, the registrant had 65,348,848 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2022 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

BRAEMAR HOTELS & RESORTS INC.
YEAR ENDED DECEMBER 31, 2021

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns The Ritz-Carlton St. Thomas hotel. “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Nevada corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or “our advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company and a hotel management company that was owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust before its acquisition by Ashford Inc. on November 6, 2019. “Remington Hotels” refers to the same entity after the acquisition was completed, resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc.
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
FORWARD-LOOKING STATEMENTS
Throughout this Annual Report on Form 10-K and documents incorporated herein by reference, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the factors discussed in this Annual Report under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”);
•the impact of the ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta, Omicron or other potential variants, on our business, financial condition, liquidity and results of operations;
•the impact of numerous governmental travel restrictions and other orders related to COVID-19 on our business including one or more possible recurrences of COVID-19 case surges causing state and local governments to reinstate travel restrictions;
•our business and investment strategy;
•anticipated or expected purchases or sales of assets;
•our projected operating results;
•completion of any pending transactions;
•our ability to secure additional financing to enable us to operate our business during the pendency of COVID-related business weakness, which has materially impacted our operating cash flows and cash balances;
•our understanding of our competition;
•market trends;
•projected capital expenditures; and
•the impact of technology on our operations and business.
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:

•the factors discussed in this Annual Report under the sections entitled “Risk Factors,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties,” as updated in our subsequent Quarterly Reports on Form 10-Q and other filings under the Exchange Act;
•adverse effects of the COVID-19 pandemic, including a significant reduction in business and personal travel and travel restrictions in regions where our hotels are located, and one or more possible recurrences of COVID-19 case surges causing a further reduction in business and personal travel and potential reinstatement of travel restrictions by state or local governments;
•extreme weather conditions may cause property damage or interrupt business;
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

PART I
Item 1. Business
Changes from Prior Periodic Report
In this report we have complied with the disclosures required by the Securities and Exchange Commission (“SEC”) release No. 33-10825 “Modernization of Regulation S-K Items 101, 103, and 105”, and we have adopted the changes in disclosure standards included in SEC release No. 33-10890 “Management's Discussion and Analysis, Selected Financial Data, Supplementary Financial Information.”
Modernization of Regulation S-K Items 101, 103 and 105
Effective as of November 9, 2020, the SEC issued Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105.” This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosures relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party.
These changes are required for any annual period subsequent to the effective date of November 9, 2020. As such, we have adopted these changes in this report.
Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information
In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which become fully effective on August 9, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.
We have eliminated from this document the items discussed above that are no longer required. Information on our contractual obligations is still disclosed in a narrative within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.
Our Company
We are an externally-advised Maryland corporation formed in 2013 that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the U.S. national average RevPAR was approximately $144 for the year ended December 31, 2021. We have elected to be taxed as a REIT under the Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 8, 2022, we owned interests in 14 hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,875 total rooms, or 3,640 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 12 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated joint venture entity.
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
We do not operate any of our hotel properties directly; instead, we employ hotel management companies to operate them for us under management contracts. On November 6, 2019, Ashford Inc. completed its acquisition of Remington Lodging’s hotel management business from Mr. Monty J. Bennett, chairman of our board of directors, and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Remington Hotels, a subsidiary of Ashford Inc. after November 6, 2019, manages four of our 14 hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services, mobile key technology and broker-dealer services. See note 15 to our consolidated financial statements.
As of December 31, 2021, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of December 31, 2021 would have increased the Bennetts’ ownership interest in Ashford Inc. to approximately 65.6%, subject to applicable voting limitations. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of December 31, 2021, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 4,112,277 common shares of the Company (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 5.7% ownership in the Company.
We continued to see a negative impact on room demand within our portfolio stemming from the COVID-19 pandemic during 2021. A more detailed discussion of the ongoing impact of the COVID-19 pandemic on our business is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our Investment and Growth Strategies
Our principal business objectives are to generate attractive returns on our invested capital and long-term growth in cash flow to maximize total returns to our stockholders. To achieve our objectives, we pursue the following strategies:
Focused Investment Strategy. Our strategy is to invest in premium-branded and high-quality independent luxury hotels and resorts that are anticipated to generate RevPAR at least twice the average RevPAR for the U.S. lodging industry, as determined by Smith Travel Research and are located predominantly in North America.
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
Active Asset Management Strategy. We rely on Ashford LLC to asset-manage the hotel properties in our portfolio, and will rely on Ashford LLC to asset-manage any hotel properties we may acquire in the future, to help maximize the operating performance, cash flow and value of each hotel. Asset management is intended to include actively “managing” the hotel managers and holding them accountable to drive top line and bottom-line operating performances. Ashford LLC aims to achieve this goal by benchmarking each asset’s performance compared to similar hotel properties within our portfolio. Ashford LLC also closely monitors all hotel operating expenses, as well as third-party vendor and service contracts. If expense levels are not commensurate with the property revenues, Ashford LLC works with the property manager to implement cost-cutting initiatives. Ashford LLC is also very active in evaluating and proposing improved strategies for the sales, marketing and revenue management initiatives of the property manager as well as its ability to drive ancillary hotel revenues (e.g., spa, food and beverage, parking, and Internet). In addition to supervising and directing the property manager, Ashford LLC works with the brands and management companies to negotiate favorable franchise agreement and hotel management agreement terms.

Ashford LLC also actively participates in brand advisory committee meetings to provide feedback and input on new hotel brand initiatives.
Disciplined Capital Allocation Strategy. We intend to pursue a disciplined capital allocation strategy for the acquisition, operation, disposition and financing of assets in our portfolio and those that we may acquire in the future. Ashford LLC utilizes its extensive industry experience and capital markets expertise to influence the timing of capital deployment and recycling, and we may selectively sell hotel properties that are no longer consistent with our investment strategy or as to which returns appear to have been maximized. To the extent we sell hotel properties, we generally intend to redeploy the capital into investment opportunities that we believe will achieve higher returns or buy back our common stock or other securities.
Our Hotels
As of March 8, 2022, we own interests in a high-quality, geographically diverse portfolio of 14 hotel properties located in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands. Our properties have 3,875 total rooms, or 3,640 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are generally located in markets that exhibit strong growth characteristics resulting from multiple demand generators. Eight of the 14 hotel properties in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Accor Management US Inc. (“Accor”), one is managed by Hyatt Corporation (“Hyatt”) and four hotel properties are managed by Remington Hotels, a subsidiary of Ashford Inc. The material terms of these hotel management agreements are described below in “Certain Agreements—Hotel Management Agreements.” Each of our hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For the year ended December 31, 2021, approximately 88% of the rooms revenue was generated by transient business, approximately 11% was generated by group sales and 1% was generated by contract sales.
The following table sets forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2021:

				Year Ended December 31, 2021
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	57.80%	$203.63	$117.70	$6,235
Capital Hilton	Washington, D.C.	550	75%	30.47%	159.77	48.68	(3,342)
Marriott Seattle Waterfront	Seattle, WA	361	100%	52.22%	219.51	114.64	3,557
The Clancy	San Francisco, CA	410	100%	55.97%	174.64	97.74	(2,217)
The Notary Hotel	Philadelphia, PA	499	100%	36.94%	176.70	65.27	1,924
The Ritz-Carlton Lake Tahoe (3)	Truckee, CA	170	100%	55.00%	642.81	353.56	7,835
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	76.99%	545.68	420.14	25,663
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	46.93%	202.88	95.21	(3,560)
Pier House Resort & Spa	Key West, FL	142	100%	81.83%	591.40	483.93	18,039
Bardessono Hotel and Spa (4)	Yountville, CA	65	100%	67.92%	1,141.39	775.18	9,208
The Ritz-Carlton St. Thomas	St. Thomas, U.S. Virgin Islands	180	100%	79.52%	1,049.29	834.39	27,550
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	54.94%	454.17	249.50	9,609
Hotel Yountville	Yountville, CA	80	100%	57.90%	762.15	441.29	6,433
Mr. C Beverly Hills Hotel (5)	Los Angeles, CA	143	100%	63.88%	332.86	212.62	1,052
Total / Weighted Average (6)		3,875		52.44%	$384.95	$201.86	$107,986
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
(3)    The above information, excluding Hotel EBITDA, does not include the operations of ten condominium units not owned by The Ritz-Carlton Lake Tahoe.
(4)    Subject to a ground lease that initially expires in 2065. The ground lease contains two 25-year extension options, at our election.
(5)    The results of Mr. C Beverly Hills Hotel and the five adjacent luxury residences are included from August 5, 2021 through December 31, 2021.
(6)    Calculated on a portfolio basis for the 14 hotel properties in our portfolio as of December 31, 2021.
Hilton La Jolla Torrey Pines, La Jolla, California
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2067. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford

HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1989 and is comprised of 394 guest rooms, including 232 king rooms, 152 queen/queen rooms and 10 suites. Approximately $30.7 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which included lobby, restaurant, meeting space and room renovations.
The hotel’s location attracts all three major demand segments: corporate transient, group meetings and leisure transient. The famous Torrey Pines Golf Course, located on the property’s western boundary, appeals to each demand segment and provides exclusive tee times to guests staying at the hotel. Nearly every room has a private balcony or patio with ocean, garden or golf course views. In addition to the attraction of the golf course, the hotel is located within walking distance of the Torrey Pines State Nature Reserve with access to a number of outdoor activities and Pacific Ocean beaches. Numerous hospitals and research facilities are located within close proximity of the hotel.
Additional property highlights include:
•    Meeting Space: Approximately 60,000 square feet of event space, including:
•    21,000 square feet of function space in 21 rooms to accommodate up to 1,500 people;
•    over 32,000 square feet of outdoor function space; and
•    the 6,203 square foot Fairway Pavilion Ballroom overlooking the 18th fairway of Torrey Pines Golf Course South Course.
•    Food and Beverage: The Hilton La Jolla Torrey Pines hosts the Torreyana Grill and Lounge, an all-purpose, three-meal restaurant with 205 seats and the Horizons Lounge. Both outlets overlook the golf course and the Pacific Ocean.
•    Other Amenities: The hotel has a fitness center, outdoor pool, outdoor whirlpool, tennis courts, basketball court, business center, lush gardens and pathways, valet parking and a gift shop.
Location and Access. The hotel is located near the Pacific Ocean in a secluded area of the famous Torrey Pines Golf Course. The hotel is approximately 17 miles from the San Diego International Airport.
Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	394	394	394	394	394
Occupancy	57.8%	37.8%	83.1%	85.3%	83.7%
ADR	$203.63	$175.17	$216.18	$214.34	$205.19
RevPAR	$117.70	$66.29	$179.56	$182.91	$171.64
Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$25,816	$15,389	$46,973
Rooms Revenue	16,927	9,559	25,822
Hotel EBITDA(1)	6,235	353	15,695
Hotel EBITDA Margin (1)	24.2%	2.3%	33.4%
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

Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in the Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 550 guest rooms, including 283 king rooms, 94 queen/queen rooms, 90 double/double rooms, 81 single queen rooms and two parlor suites. Approximately $65.6 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which included renovations to the guest rooms, public space, meeting space, lobby and restaurant.
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
•     Other Amenities: The hotel has a health club as well as a gift shop, business center and valet parking.
Location and Access. The hotel is conveniently located in the center of Washington, D.C., north of the White House and near the National Mall and numerous tourist attractions. By virtue of its size and clear signage, it is visible from both directions on 16th street. The hotel is approximately five miles from Ronald Reagan Washington National Airport.
Operating History. The following table shows certain historical information regarding the Capital Hilton since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	550	550	550	550	550
Occupancy	30.5%	19.2%	83.0%	83.5%	88.6%
ADR	$159.77	$197.00	$232.62	$233.73	$237.87
RevPAR	$48.68	$37.73	$192.95	$195.22	$210.83
Selected Financial Information. The following tables show certain selected financial information regarding the Capital Hilton since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$13,929	$12,718	$57,285
Rooms Revenue	9,773	7,595	38,735
Hotel EBITDA(1)	(3,342)	(5,076)	14,141
Hotel EBITDA Margin (1)	(24.0)%	(39.9)%	24.7%
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
Marriott Seattle Waterfront, Seattle, Washington
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Marriott Seattle Waterfront. The hotel opened in 2003 and is comprised of 348 guest rooms and 13 suites, including 204 king rooms, 155 double/double rooms and two Murphy beds. About half of the hotel’s guest rooms have water views overlooking Elliott Bay with the remaining guest rooms having partial water views. Approximately $21.7 million has been spent on capital expenditures since the acquisition of the hotel in 2007. Capital improvements for 2017 included the relocation of the M Club from the eighth floor to the lobby level, which recaptured three guest rooms. A model room was recently completed in anticipation of a rooms renovation which is expected to occur in 2022.

The hotel is located on the Seattle Waterfront within walking distance of Pike Place Market, a unique retail experience and a major Seattle tourist attraction. Numerous food vendors providing locally produced food, retail shops offering a variety of merchandise and the original Starbucks Coffee Shop complement the venue. The Seattle Great Wheel, one of the tallest Ferris wheels in the western United States, and the Seattle Aquarium are located along Alaskan Way in close proximity to the hotel. The hotel is also located directly across from the Pier 66 cruise terminal, a strong leisure demand generator during the six-month long cruise season.
Additional property highlights include:
•    Meeting Space: Approximately 18,000 square feet of meeting space.
•    Food and Beverage: The Marriott Seattle Waterfront hosts: (i) Hook and Plow, a full-service restaurant with 192 seats; (ii) Lobby Bar/Library with 120 seats; and (iii) the “Market” offering snacks, drinks and sundry items.
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
Operating History. The following table shows certain historical information regarding the Marriott Seattle Waterfront since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	361	361	361	361	361
Occupancy	52.2%	20.7%	83.2%	84.8%	88.0%
ADR	$219.51	$205.12	$266.62	$283.59	$272.19
RevPAR	$114.64	$42.41	$221.87	$240.49	$239.50
Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Seattle Waterfront since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$18,315	$7,021	$37,497
Rooms Revenue	15,105	5,604	29,235
Hotel EBITDA (1)	3,557	(1,733)	14,250
Hotel EBITDA Margin (1)	19.4%	(24.7)%	38.0%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Clancy, San Francisco, California
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in The Clancy. The hotel opened in 2001 and is comprised of 410 guest rooms, including 196 king rooms, 184 queen/queen rooms and 30 suites. Approximately $74.2 million has been spent on capital expenditures since the acquisition of the hotel in 2007, which included a restaurant renovation, a guest room soft goods renovation and a meeting space renovation. In early 2017, the hotel began an extensive custom designed guest room renovation. As part of this renovation we increased the room count from 405 to 410 rooms utilizing former conference suites. The new guest rooms reflect the hotel’s ideal location in the new and evolving SoMa district. Bold vibrant colors with calming grey undertones mimic the stunning visual beauty expressed in the iconic city of San Francisco. Innovative smart technology combined with comfort and luxury provide travelers with an intriguing and unique experience.
On October 1, 2020, we announced the opening of the Clancy, a conversion of the Courtyard San Francisco Downtown into a full service hotel within Marriott’s Autograph Collection®. The conversion included a complete redesign of the lobby, front desk, food and beverage outlets, meeting spaces, public areas and the façade. The custom designed guest rooms are commensurate with an upper upscale brand. Adding a few additional amenities and accessories completed their transition to an Autograph Collection Hotel. The reimaged public space and modern guest rooms elevate The Clancy within the upper upscale market.

The hotel is located conveniently downtown in the heart of the SoMa district of San Francisco. The hotel is located near numerous high tech businesses and attractions, including the Moscone Convention Center, Transbay Transit Center, Oracle Park, Union Square and the Metreon Complex.
Additional property highlights include:
•    Meeting Space: Approximately 8,700 square feet of indoor meeting space and nearly 1,000 square feet of private outdoor reception areas. In 2022, we plan to convert the former indoor swimming pool space into an approximate 1,200 square foot meeting room which will include an outdoor balcony space overlooking the Block 9 Courtyard. Located on the second floor adjacent to the majority of the hotel’s meeting space, this new meeting room will allow the hotel to capture additional groups while providing much greater flexibility to the group meeting guests.
•    Food and Beverage: The transformed food and beverage outlets at The Clancy include completely reconfigured spaces to meet the requirements of today’s discerning traveler. The Seven Square Tap Room, open for breakfast, lunch, dinner and cocktails, seats 118. The dining area seats 78. The bar and lounge area seats six at the bar and 34 in the lounge. The Lobby Lounge is configured with a bar, couches, small tables and a community table, seats 43 guests including 10 at the bar, 10 at the community table and 23 in various other seating configurations. The Radiator Coffee Salon, open for breakfast and light lunches seats 35 patrons at tables and stadium style seating. An exterior sales window allows the outlet to capture business from local residents and office commuters. Two exterior venues are available for both group and transient guests: the original outdoor courtyard, renamed Block 9 and a completely new space, the Parklet. Block 9 includes a fire pit and has been redesigned to be flexible enough to offer overflow seating for the Lobby Lounge and for private receptions. Total seating in Block 9 encompasses 56 seats in lounge, table and stadium seating configurations. The Parklet is completely covered and can be used for small receptions and outdoor seating.
•    Other Amenities: The hotel has a fully equipped fitness center. In 2022 we plan to expand the fitness center by approximately 600 square feet. Once completed it will comprise approximately 1,400 square feet. SOMA Mercantile, a gift shop of approximately 100 square feet contains food, beverage and retail items unique to San Francisco, along with national brand favorites. Valet parking is available in a two level subterranean garage.
•Original Art: During the conversion process, we commissioned two new outdoor murals, located in Block 9 and the Parklet and two sculptures, one located on a lobby wall and one on the exterior of the building. The hotel’s original art piece, a globe representing San Francisco’s unique position as a world class city, was moved from Block 9 to a prominent position in the Parklet.
Location and Access. The hotel is located in downtown San Francisco and is easily accessible from Interstate 80 and US 101. The hotel is approximately 14 miles from the San Francisco International Airport. The Montgomery Street BART (Bay Area Rapid Transit) station is approximately three blocks from the hotel providing convenient access to the airport and East Bay communities.
Operating History. The following table shows certain historical information regarding The Clancy since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	410	410	410	410	408
Occupancy	56.0%	19.5%	90.0%	86.7%	79.9%
ADR	$174.64	$281.66	$301.30	$285.70	$270.38
RevPAR	$97.74	$54.97	$271.14	$247.58	$216.12
Selected Financial Information. The following tables show certain selected financial information regarding The Clancy since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$17,380	$9,622	$44,167
Rooms Revenue	14,627	8,249	40,576
Hotel EBITDA (1)	(2,217)	(3,695)	14,248
Hotel EBITDA Margin (1)	(12.8)%	(38.4)%	32.3%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.

The Notary Hotel, Philadelphia, Pennsylvania
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in The Notary Hotel. The hotel opened in 1999 and is comprised of 499 guest rooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two parlor suites. Approximately $57.8 million has been spent on capital expenditures since the acquisition of the hotel in 2007.
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
Operating History. The following table shows certain historical information regarding The Notary Hotel since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	499	499	499	499	499
Occupancy	36.9%	24.2%	72.2%	82.9%	81.8%
ADR	$176.70	$166.25	$197.97	$186.10	$176.71
RevPAR	$65.27	$40.24	$142.84	$154.32	$144.60
Selected Financial Information. The following tables show certain selected financial information regarding The Notary Hotel since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$14,158	$9,000	$31,887
Rooms Revenue	11,889	7,349	26,016
Hotel EBITDA(1)	1,924	(1,633)	9,850
Hotel EBITDA Margin (1)	13.6%	(18.1)%	30.9%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Sofitel Chicago Magnificent Mile, Chicago, Illinois
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guest rooms, including 63 suites. Approximately $18.4 million has been spent on capital expenditures at the hotel since the acquisition of the hotel in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guest room and corridor renovation began in the fourth quarter of 2017 and was completed in the second quarter of 2018.
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
Additional property highlights include:
•Meeting Space: Approximately 10,000 square feet of meeting space.
•Food and Beverage: The Sofitel Chicago Magnificent Mile includes (i) CDA, an 82 seat French inspired casual restaurant; (ii) Le Bar, a 45 seat modern cocktail lounge; (iii) La Tarrasse, a 40-seat outdoor patio and lounge serving the cuisine of CDA; and (iv) Cigale, a restaurant space featuring an exhibition kitchen and frontage on Wabash Avenue overlooking Connors Park (currently utilized only for event space).
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
Operating History. The following table shows certain historical information regarding the Sofitel Chicago Magnificent Mile since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	415	415	415	415	415
Occupancy	46.9%	27.9%	82.4%	79.2%	80.9%
ADR	$202.88	$141.25	$203.34	$216.11	$202.66
RevPAR	$95.21	$39.36	$167.46	$171.04	$164.00
Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Magnificent Mile since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$18,993	$7,882	$34,770
Rooms Revenue	14,422	5,979	25,366
Hotel EBITDA(1)	(3,560)	(5,388)	7,169
Hotel EBITDA Margin(1)	(18.7)%	(68.4)%	20.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Pier House Resort & Spa, Key West, Florida
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort & Spa from Ashford Trust pursuant to an option agreement that we entered into in connection with our spin-off from Ashford Trust. The hotel opened in 1968 and is comprised of 142 guest rooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $16.0 million has been spent on capital expenditures since the acquisition of the hotel in May 2013, which included spa, fitness center and guest rooms refresh renovations.
The hotel is located on a six-acre parcel in Key West, Florida. In addition to its secluded private beach, the hotel is well-situated at the north end of Duval Street providing easy access to the heart of Key West and its many demand generators.
Additional property highlights include:
•    Meeting Space: Approximately 2,600 square feet of conference space and 2,000 square feet of wedding space overlooking the Gulf of Mexico.
•    Food and Beverage: The Pier House Resort & Spa provides an al fresco beach bar, the 152-seat One Duval Restaurant as well as the 18-seat Chart Room.
•    Other Amenities: The hotel has a full-service spa, a private beach, a heated outdoor pool and a private dock for charter pick-ups.

Location and Access. The hotel is located on a six-acre compound in the historic district of Key West, Florida, on Duval Street, at the Gulf of Mexico. Key West, which is the southernmost point of the Florida peninsula, is 160 miles south of Miami. Key West International Airport is approximately four miles from the property and the Marathon and Miami airports are all within driving distance.
Operating History. The following table shows certain historical information regarding the Pier House Resort & Spa since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	142	142	142	142	142
Occupancy	81.8%	55.4%	82.1%	81.0%	77.1%
ADR	$591.40	$425.89	$451.84	$431.67	$430.59
RevPAR	$483.93	$235.99	$371.12	$349.64	$331.87
Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort & Spa since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$31,408	$15,753	$25,056
Rooms Revenue	25,082	12,265	19,235
Hotel EBITDA(1)	18,039	6,707	11,700
Hotel EBITDA Margin (1)	57.4%	42.6%	46.7%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Bardessono Hotel and Spa, Yountville, California
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel and Spa in Yountville, California, which is subject to a ground lease that initially expires in 2065, with two 25-year extension options. The Bardessono Hotel and Spa was built in 2009 and has 65 luxurious rooms and suites. Built and operated with a primary focus on green practices, the hotel is one of three LEED Platinum certified hotels in California and one of thirteen LEED Platinum certified hotels in the United States. In 2016 the meeting space was renovated. In 2019 we completed construction of a 3,705 square foot Maple Grove Villa, which consists of three large suites, each of which boasts a distinctive great room, stately king bedroom, spa bathroom, courtyard and plunge pool. Approximately $8.3 million has been spent on capital expenditures since the acquisition of the hotel in July 2015.
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
•    Food and Beverage: The Bardessono Hotel and Spa offers the acclaimed 84-seat Lucy restaurant and bar.
•    Other Amenities: The hotel offers an on-site spa and a fitness center. Outdoor amenities include a rooftop pool and a vegetable garden. Complimentary bicycles and five Lexus vehicles are available for guest use.
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

Operating History. The following table shows certain historical information regarding the Bardessono Hotel and Spa since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	65	65	65	62	62
Occupancy	67.9%	40.3%	75.1%	76.8%	77.0%
ADR	$1,141.39	$778.43	$792.41	$796.93	$770.19
RevPAR	$775.18	$313.89	$595.19	$611.84	$592.77
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel and Spa since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$23,329	$9,921	$19,060
Rooms Revenue	18,391	7,467	13,633
Hotel EBITDA (1)	9,208	1,018	5,610
Hotel EBITDA Margin (1)	39.5%	10.3%	29.4%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in The Ritz-Carlton St. Thomas on the island of St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites, all featuring a spacious private balcony with ocean or resort views. Approximately $111.7 million has been spent on capital expenditures since the acquisition of the hotel in December 2015. Capital investment has recently been focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma. The hotel operated as a 59-room Marriott-affiliated non-branded hotel for the majority of 2019 and re-opened as a full service Ritz-Carlton resort in late November 2019.
Additional property highlights include:
•    Meeting Space: The property has more than 10,000 square feet of indoor and outdoor meeting and function space offering stunning views of Great Bay and neighboring St. John.
•    Food and Beverage: The property features (i) the 163 seat Bleuwater Restaurant; (ii) Alloro, a 100-seat Italian restaurant; (iii) Sails, a 155-seat beachside restaurant and bar; and (iv) Coconut Cove, a second beachside 118-seat restaurant, on the grounds of the adjacent Ritz-Carlton Destination Club. A new fresh service market, Southwind, opened in 2020, serving coffee, sandwiches, ice cream and other light fare.
•    Other Amenities: The resort offers a beachfront infinity-edge pool, as well as a children’s pool and hot tub, a 7,500 square foot full-service award-winning spa and a 2,000 square foot fitness center. The resort also offers the Ritz Kids Club.
Location and Access. The hotel is located on 30 oceanfront acres along Great Bay, St. Thomas, U.S. Virgin Islands. It is 1.6 miles from Urman Victor Fredericks Marine Terminal in Red Hook and 11 miles from Cyril E. King Airport.
Operating History. The following table shows certain historical information regarding The Ritz-Carlton St. Thomas since 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Rooms	180	180	180	180	180
Occupancy	79.5%	38.9%	48.6%	79.2%	79.9%
ADR	$1,049.29	$665.20	$616.91	$283.22	$553.27
RevPAR	$834.39	$258.43	$299.87	$224.31	$442.26

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton St. Thomas since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$80,321	$31,595	$26,122
Rooms Revenue	54,819	16,771	3,295
Hotel EBITDA (1)	27,550	4,624	11,399
Hotel EBITDA Margin (1)	34.3%	14.6%	43.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Park Hyatt Beaver Creek Resort & Spa, Beaver Creek, Colorado
On March 31, 2017, we acquired a 100% interest in the 190-room Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado. Located in the heart of Beaver Creek Village, approximately 100 miles west of Denver, it is located in one of the most exclusive resort destinations in North America. The Park Hyatt Beaver Creek Resort & Spa is an integral part of the Beaver Creek Village as the only full-service hotel with direct ski-in/ski-out access. The Park Hyatt Beaver Creek Resort & Spa was built in 1989 and has 190 luxurious and spacious rooms, including 81 king rooms, 66 double/double rooms, 20 double/queen rooms, one suite parlor and 22 suites. The hotel underwent a full lobby renovation in 2019, which included a new lobby bar and the addition of an epicurean market. Approximately $10.8 million has been spent on capital expenditures since the acquisition of the hotel in March 2017.
Additional property highlights include:
•    Meeting Space: The property has over 20,000 square feet of flexible indoor and outdoor event space and is home to the largest ballroom in Vail Valley.
•    Food and Beverage: The property has four food and beverage outlets, including the world-class 8100 Mountainside Bar & Grill, the Brass Bear Bar, the Fall Line epicurean market and Powder 8 Kitchen & Tap, serving the Beaver Creek community and hotel guests during the ski season.
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
Location and Access. Located in the heart of Beaver Creek Village, Colorado, the Park Hyatt Beaver Creek Resort & Spa is positioned as the leading resort in one of North America’s most renowned luxury resort destinations. Beyond the world-class hotel, guests have easy access to Beaver Creek’s famous amenities, including exceptional dining and luxury boutique shopping, the 535-seat Vilar Performing Arts Center where festivals and large events are held and an outdoor ice skating rink. While the Vail Valley is home to some of the top ski areas in the world and is a well-known winter destination, it has become very popular as a summer destination due to its proximity to diverse leisure activities, including hiking, biking, horseback riding, white water rafting, fishing, golfing and festivals.
Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek Resort & Spa since 2017:

	Year Ended December 31,				Year Ended December 31, 2017 (combined)	Period from March 31, 2017 through December 31, 2017	Period from January 1, 2017 through March 30, 2017
	2021	2020	2019	2018
Rooms	190	190	190	190	190	190	190
Occupancy	54.9%	33.9%	59.1%	61.7%	61.3%	53.9%	83.7%
ADR	$454.17	$544.68	$444.54	$428.59	$441.98	$310.52	$700.74
RevPAR	$249.50	$184.75	$262.57	$264.59	$270.90	$167.51	$586.82

Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek Resort & Spa since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$36,184	$25,554	$40,688
Rooms Revenue	17,303	12,847	18,209
Hotel EBITDA(1)	9,609	4,977	10,142
Hotel EBITDA Margin (1)	26.6%	19.5%	24.9%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from March 31, 2017 through December 31, 2017, represent the operating results since the acquisition of the hotel on March 31, 2017. The hotel operating results for the period from January 1, 2017 through March 30, 2017, represent the period before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed for the period from January 1, 2017 through March 30, 2017.
Hotel Yountville, Yountville, California
On May 11, 2017, we acquired a 100% interest in the 80-room Hotel Yountville in Yountville, California. The Hotel Yountville was originally built in 1998 and, in 2011, underwent an extensive expansion and renovation that upgraded all guest rooms, adding 29 new guest rooms, and added a restaurant, spa, meeting and event space, an outdoor pool, and lounge patio. Currently, the property has 80 luxury rooms consisting of 62 king rooms, eight double/queen rooms and 10 suites. We are in the early stages of planning a rooms renovation, which is expected to occur in 2023. Approximately $2.8 million has been spent on capital expenditures since the acquisition of the hotel in May 2017.
Additional property highlights include:
•    Meeting Space: The property has approximately 4,400 square feet of indoor and outdoor event space.
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
Location and Access. Located in the heart of Yountville, California, the Hotel Yountville is approximately 60 miles north of San Francisco and enjoys a central location in the heart of the Napa Valley, widely acclaimed as the continent’s premier wine and culinary destination with over 450 wineries. Known as the “Culinary Capital of the Napa Valley,” Yountville boasts an array of restaurants by famed chefs, earning more Michelin stars per capita than any other place in North America. In addition to the valley’s traditional wine and dining attractions, the region is also known as a popular leisure destination for hiking, biking, golfing, shopping and festivals.
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2017:

	Year Ended December 31,				Year Ended December 31, 2017 (combined)	Period from May 11, 2017 through December 31, 2017	Period from January 1, 2017 through May 10, 2017
	2021	2020	2019	2018
Rooms	80	80	80	80	80	80	80
Occupancy	57.9%	29.5%	73.9%	74.7%	73.1%	71.8%	75.5%
ADR	$762.15	$526.17	$558.52	$558.38	$543.95	$603.21	$442.11
RevPAR	$441.29	$155.01	$412.82	$417.08	$397.69	$433.00	$333.88

Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$15,175	$5,751	$15,305
Rooms Revenue	12,886	4,539	12,054
Hotel EBITDA (1)	6,433	(86)	6,202
Hotel EBITDA Margin (1)	42.4%	(1.5)%	40.5%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from May 11, 2017 through December 31, 2017 represent the operating results since the acquisition of the hotel on May 11, 2017. The hotel operating results for the period from January 1, 2017 through May 10, 2017 represent the period before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed for the period from January 1, 2017 through May 10, 2017.
The Ritz-Carlton, Sarasota, Florida
On April 4, 2018, we acquired a 100% interest in the Ritz-Carlton Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Approximately $13.0 million has been spent on capital expenditures since the acquisition of the hotel in April 2018.
The Ritz-Carlton Sarasota was built in 2001 and has 276 luxurious and spacious rooms, including 31 suites. The resort also offers an array of amenities, including a 26,000 square foot Beach Club with 410 feet of beachfront, a private, luxury Tom Fazio designed Golf Club, the award-winning 15,000 square foot Ritz-Carlton Spa, eight food and beverage outlets, including the acclaimed Jack Dusty waterfront restaurant, 29,000 square feet of flexible indoor meeting space, two outdoor pools, 24-hour state-of-the-art fitness club and lighted tennis courts.
Additional property highlights include:
•    Meeting Space: The property has a 26,000-square-foot conference center, outdoor venues for up to 1,200 guests as well as venues overlooking the Gulf of Mexico.
•    Food and Beverage: The property features four different restaurants, including the nautically inspired Jack Dusty and Ridley’s Porch, the relaxed beachfront Lido key Tiki Bar, as well as the Golf Club Grille overlooking the entire golf course.
•    Other Amenities: The property offers 276 guest rooms with private balconies, a serene private beach club on Lido Key, 18 holes of championship golf and a luxurious spa.
Location and Access. Located on Sarasota Bay in downtown Sarasota, the property, with its premier location, luxury-brand affiliation and world-class amenities, is positioned as the leading resort in one of country’s fastest growing markets. Sarasota, located approximately 60 miles south of Tampa, is a popular and growing upscale, year-round destination on the west coast of Florida. Beyond the first-class hotel experience, guests have easy access to the Sarasota area’s many amenities and activities, including exceptional dining and shops, art galleries, beaches, museums, boating, fishing, and golfing.
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Sarasota since 2017:

	Year Ended December 31,			Year Ended December 31, 2018 (combined)	Period from April 4, 2018 through December 31, 2018	Period from January 1, 2018 through April 3, 2018	Year Ended December 31, 2017
	2021	2020	2019
Rooms	276	266	266	266	266	266	266
Occupancy	77.0%	54.0%	73.4%	73.4%	71.5%	78.9%	78.1%
ADR	$545.68	$410.53	$391.92	$375.23	$334.02	$484.46	$364.04
RevPAR	$420.14	$221.49	$287.68	$275.25	$238.74	$382.06	$284.38

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Sarasota since 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Total Revenue	$82,808	$49,531	$65,524
Rooms Revenue	40,892	21,564	27,931
Hotel EBITDA (1)	25,663	11,502	13,626
Hotel EBITDA Margin (1)	31.0%	23.2%	20.8%
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
The Ritz-Carlton, Lake Tahoe, California
On January 15, 2019, we acquired a 100% interest in the 170-room Ritz-Carlton Lake Tahoe located in Truckee, California for $120.0 million. Approximately $4.6 million has been spent on capital expenditures since the acquisition of the hotel in January 2019.
The Ritz-Carlton Lake Tahoe was built in 2009 and has 170 luxurious and spacious rooms, including 17 suites. The resort also offers an array of amenities, including ski-in/ski-out access to Northstar Ski Mountain, the ultra-luxury Lake Club on the shore of Lake Tahoe, a 17,000 square foot full-service spa, six food and beverage outlets, including the acclaimed Manzanita restaurant, over 37,000 square feet of flexible indoor/outdoor meeting space, two outdoor pools, state-of-the-art fitness club and yoga studio, and the Ritz Kids Club.
Additional property highlights include:
•    Meeting Space: The property has over 37,000 square feet of meeting space including 15,000 square feet of outdoor event space with the dramatic fireside terrace, two elegant ballrooms and the waterfront Lake Club, a multi-level venue for intimate events.
•    Food and Beverage: The property features six food and beverage outlets, including the extraordinary North Lake Tahoe dining in Manzanita, featuring artfully crafted cuisine and Backyard Bar and BBQ, featuring St. Louis style BBQ favorites.
•    Other Amenities: The property offers 170 luxurious guest rooms and suites with in-room gas fireplaces and floor-to-ceiling windows, a 17,000 square foot slope-side spa with treatments themed around nature and the Ritz Kids children’s program.
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

Operating History. The following table shows certain historical information regarding The Ritz-Carlton Lake Tahoe since 2018:

	Year Ended December 31,		Year Ended December 31, 2019 (combined)	Period from January 15, 2019 through December 31, 2019	Period from January 1, 2019 through January 14, 2019	Year Ended December 31, 2018 (unaudited)
	2021	2020
Rooms	170	170	170	170	170	170
Occupancy	55.0%	43.7%	67.8%	67.4%	77.5%	66.6%
ADR	$642.81	$553.44	$572.58	$556.11	$931.53	$512.66
RevPAR	$353.56	$241.72	$388.09	$374.76	$722.13	$341.64
__________________
The above information does not include the operations of ten condominium units not owned by The Ritz-Carlton Lake Tahoe.
Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Lake Tahoe since 2019 (dollars in thousands):

	Year Ended December 31,		Year Ended December 31, 2019 (combined)	Period from January 15, 2019 through December 31, 2019	Period from January 1, 2019 through January 14, 2019
	2021	2020
Total Revenue	$43,133	$27,237	$46,172	$43,274	$2,898
Rooms Revenue (1)	21,938	15,040	24,081	22,362	1,719
Hotel EBITDA (2)	7,835	1,867	9,007	8,175	832
Hotel EBITDA Margin (2)	18.2%	6.9%	19.5%	18.9%	28.7%
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
Mr. C Beverly Hills Hotel, Beverly Hills, California
On August 5, 2021, the Company acquired a 100% interest in the 138-room Mr. C Beverly Hills Hotel and five luxury residences adjacent to the hotel. Approximately $134,000 has been spent on capital expenditures since the acquisition.
The Mr. C was built in 1965 and underwent an extensive renovation in 2011. It has 138 luxurious and spacious rooms, including 12 suites and 10 mini suites. It is a luxury hotel ideally located in close proximity to high-end shopping on Rodeo Drive and business demand from Century City and Culver City.
Additional property highlights include:
•    Meeting Space: The property has over 24,000 sq. ft. of flexible indoor/outdoor meeting space.
•    Food and Beverage: The property also boasts the acclaimed The Restaurant, which entices travelers and Angelenos alike with its truly authentic Italian flavor by the fourth generation Cipriani.
•    Other Amenities: The property offers outdoor pool terrace with daybeds and cabanas, state-of-the-art fitness center and a business center. Additionally, the property includes five newly-constructed and fully-furnished residences which blend contemporary architecture with elegant, minimalistic design and range in size from 2,000 to 3,400 sq. ft. The residences are currently offered for extended-stay rentals.
Location and Access. With its premier location in the heart of West Los Angeles, the property is in the middle of more than 45 million sq. ft. of office space, supporting substantial corporate demand and a wide array of world-renowned leisure demand generators, including unrivaled shopping with high-end retailers, vibrant restaurants and various art and cultural attractions.

Operating History. The following table shows certain historical information regarding The Mr. C Beverly Hills Hotel since 2019:

	Year Ended December 31, 2021 (combined)	Period from August 5, 2021 through December 31, 2021	Period from January 1, 2021 through August 4, 2021	Year Ended December 31,
				2020	2019
Rooms	143	143	143	143	143
Occupancy	50.1%	63.9%	40.7%	30.5%	74.5%
ADR	$327.85	$332.86	$322.42	$336.43	$334.40
RevPAR	$164.36	$212.62	$131.07	$102.67	$249.05
Selected Financial Information. The following table shows certain selected financial information regarding The Mr. C Beverly Hills Hotel since 2019 (dollars in thousands):

	Year Ended December 31, 2021 (combined)	Period from August 5, 2021 through December 31, 2021	Period from January 1, 2021 through August 4, 2021	Year Ended December 31,
				2020	2019
Total Revenue	$12,864	$6,592	$6,272	$8,405	$20,610
Rooms Revenue	8,579	4,531	4,048	5,373	12,999
Hotel EBITDA (1)	2,280	1,052	1,228	434	4,694
Hotel EBITDA Margin (1)	17.7%	16.0%	19.6%	5.2%	22.8%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from August 5, 2021 through December 31, 2021 represent the operating results since the acquisition of the hotel on August 5, 2021. The hotel operating results for the period from January 1, 2021 through August 4, 2021 and for the years ended December 31, 2020 and 2019 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed for the years ended December 31, 2020 and 2019 and for the period from January 1, 2021 through August 4, 2021.
Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our hotel properties prior to our spin-off from Ashford Trust and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies and Remington Hotels to attempt to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties on a daily basis and holds frequent ownership meetings with personnel at the hotel properties and with key executives of the brands and management companies. The asset management team works closely with our third-party hotel management companies and Remington Hotels on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. In addition, we retain approval rights on key staffing positions at many of our hotel properties, such as the hotel’s general manager and director of sales. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our hotel management companies’ stated standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”
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
Design and Construction Services
As a result of Ashford Inc.’s August 2018 acquisition of Premier from affiliates of Remington Lodging, Ashford Inc. also provides us with design and construction services through Premier, including construction management, interior design, architectural oversight, and the purchasing, expediting, warehousing coordination, freight management and supervision of installation of furniture, fixtures and equipment (“FF&E”), and related services. See “Certain Agreements—Premier Master Project Management Agreement.”
Third-Party Agreements
Hotel Management Agreements. Ten of our hotel properties are operated pursuant to a hotel management agreement with one of four brand hotel management companies and four of our hotel properties are operated pursuant to a hotel management agreement with Remington Hotels, a hotel management company acquired by Ashford Inc. on November 6, 2019, from Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc., and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Each hotel management company receives a base management fee and is also eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
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
Additionally, in conjunction with the Mr. C Beverly Hills Hotel acquisition on August 5, 2021, we entered into an Intellectual Property Sublicense Agreement, which allows us to continue to use certain proprietary marks associated with the Mr. C brand name. In return, we pay licensing fees of: (i) 1% of total operating revenue; (ii) 2% of gross food and beverage revenues; and (iii) 25% of food and beverage profits. The agreement expires on August 5, 2022.
Our Financing Strategy
As of December 31, 2021, our indebtedness was approximately $1.2 billion, with a weighted average interest rate of 2.65% per annum. Approximately 7.3% of our debt bears interest at a fixed rate of 4.5% and the remaining 92.7% bears interest at the variable rate of LIBOR plus 2.44%. We intend to continue to use variable-rate debt or a mix of fixed and variable-rate debt as we see fit, and we may, if appropriate, enter into interest rate hedges.
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

Certain Agreements
The Advisory Agreement
We are advised by Ashford LLC, a subsidiary of Ashford Inc., pursuant to the Fifth Amended and Restated Advisory Agreement, dated as of April 18, 2018, as amended on January 15, 2019, and as further amended on August 16, 2021, among us, Braemar OP, Braemar TRS, Ashford Inc. and Ashford LLC. Pursuant to our advisory agreement, Ashford LLC acts as our advisor, responsible for implementing our investment strategies and decisions and the management of our day-to-day operations, subject to the supervision and oversight of our board of directors. We rely on Ashford LLC to provide, or obtain on our behalf, the personnel and services necessary for us to conduct our business, and we have no employees of our own. All of our officers are also employees of Ashford LLC.
Pursuant to the terms of our advisory agreement, Ashford LLC and its affiliates provide us with our management team, along with appropriate support personnel as Ashford LLC deems reasonably necessary. Ashford LLC and its affiliates are not obligated to dedicate any of their respective employees exclusively to us, nor are Ashford LLC, its affiliates or any of their employees obligated to dedicate any specific portion of its or their time to our business except as necessary to perform the service required of them in their capacity as our advisor. Ashford LLC is at all times subject to the supervision and oversight of our board of directors. So long as Ashford LLC is our advisor, our governing documents require us to include two persons designated by Ashford LLC as candidates for election as director at any stockholder meeting at which directors are to be elected. Such nominees may be executive officers of our advisor. If the size of our board of directors is increased at any time to more than seven directors, Ashford LLC’s right to nominate shall be increased by such number of directors as shall be necessary to maintain the ratio of directors nominated by Ashford LLC to the directors otherwise nominated, as nearly as possible (rounding to the next larger whole number), equal to the ratio that would have existed if our board of directors consisted of seven members. The advisory agreement requires Ashford LLC to manage our business affairs in conformity with the policies and the guidelines that are approved and monitored by our board of directors. Additionally, Ashford LLC must refrain from taking any action that would (a) adversely affect our status as a REIT, (b) subject us to regulation under the Investment Company Act of 1940, as amended, (c) knowingly and intentionally violate any law, rule or regulation of any governmental body or agency having jurisdiction over us, (d) violate any of the rules or regulations of any exchange on which our securities are listed, or (e) violate our charter, bylaws or resolutions of our board of directors, all as in effect from time to time.
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
Ashford LLC is our sole and exclusive provider of asset management, design and construction and certain other services offered by Ashford Inc. and its subsidiaries.
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

We have agreed to indemnify and hold harmless Ashford LLC (including its partners, directors, officers, stockholders, managers, members, agents, employees and each other person or entity, if any, controlling Ashford LLC) to the full extent lawful, from and against any and all losses, claims, damages or liabilities of any nature whatsoever with respect to or arising from Ashford LLC’s acts or omissions (including ordinary negligence) in its capacity as such, except with respect to losses, claims, damages or liabilities with respect to or arising out of Ashford LLC’s gross negligence, bad faith or willful misconduct, or reckless disregard of its duties under the advisory agreement (for which Ashford LLC will indemnify us).
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
•immediately, upon the commencement of an action for dissolution of our advisor; or
•(i) upon the entry by a court of competent jurisdiction of a final non-appealable order awarding monetary damages to us based on a finding that our advisor committed a material breach or default of a material term, condition, obligation or covenant of the advisory agreement, which breach or default had a material adverse effect on us, but only where our advisor fails to pay the monetary damages in full within 60 days of the date when the monetary judgment becomes final and non-appealable; provided, however, that if our advisor notified us that our advisor is unable to pay any judgment for monetary damages in full within 60 days of when the judgment becomes final and non-appealable, we may not terminate the advisory agreement if, within the 60-day period, our advisor delivers a promissory note to us having a principal amount equal to the unpaid balance of the judgment and bearing interest at 8.00% per annum, which note shall mature on the 12-month anniversary of the date that the judgment becomes final and non-appealable; and (ii) upon no less than 60 days’ written notice to our advisor, prior to initiating any proceeding claiming a material breach or default by our advisor, of the nature of the default or breach and providing our advisor with an opportunity to cure the default or breach, or if the default or breach is not reasonably susceptible to cure within 60 days, an additional cure period as is reasonably necessary to cure the default or breach so long as our advisor is diligently and in good faith pursuing the cure.
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
Fees and Expenses.
•    Base Fee. The total monthly base fee is in an amount equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined below), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however, in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the fifth business day of each month.
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
•    Equity Compensation. To incentivize employees, officers, consultants, non-employee directors, affiliates and representatives of Ashford LLC, or its affiliates, to achieve our goals and business objectives, as established by our board of directors, in addition to the base fee and the incentive fee described above, our board of directors has the authority to make equity awards to Ashford LLC or directly to employees, officers, consultants and non-employee directors of Ashford LLC, or its affiliates, based on our achievement of certain financial and other hurdles established by our board of directors. These annual equity awards are intended to provide an incentive to Ashford LLC and its employees to promote the success of our business. The compensation committee of our board of directors has full discretion regarding the grant of any annual equity awards, and other than the overall limitation on the total number of shares that are authorized to be granted under our Second Amended and Restated 2013 Equity Incentive Plan (as amended, the “2013 Equity Incentive Plan”) there are no limitations on the amount of these equity awards.
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
•    full-service hotels and resorts with trailing 12 month average RevPAR or anticipated 12 month average RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined with reference to the most current Smith Travel Research reports, generally in the 20 most populous metropolitan statistical areas, as estimated by the United States Census Bureau and delineated by the U.S. Office of Management and Budget;
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
To minimize conflicts between us and Ashford LLC on matters arising under the advisory agreement, the Company’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the advisory agreement shall be within the exclusive discretion and control of a majority of the independent members of our board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transactions Committee composed solely of independent members of our board of directors to review all related party transactions that involve conflicts. The Related Party Transactions Committee may make recommendations to the independent members of our board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transactions Committee or the independent members of our board of directors.
ERFP Agreement
General. On January 15, 2019, we entered into the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with the other parties to our advisory agreement. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on our behalf and on behalf of Ashford Inc., respectively. The ERFP Agreement replaced the “key money investments” previously contemplated by our advisory agreement.
Under the ERFP Agreement, Ashford LLC agreed to provide $50 million to us in connection with our acquisition of additional hotels recommended by Ashford LLC, with the option to increase the funding commitment to up to $100 million upon mutual agreement by the parties. Under the ERFP Agreement, Ashford LLC is obligated to provide us with 10% of the acquired hotel’s purchase price in exchange for FF&E at our properties, which is subsequently leased by Ashford LLC to our

TRSs on a rent-free basis. As a result of The Ritz-Carlton Lake Tahoe acquisition, we received $10.3 million from Ashford LLC in the form of future purchases of hotel FF&E at Braemar hotel properties that is leased to us by Ashford LLC rent-free.
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
For purposes of the ERFP Agreement, “Unrestricted Cash Balance” means, unrestricted cash of Ashford LLC; provided, that any cash or working capital of Ashford Inc. or its other subsidiaries, including without limitation, Ashford Hospitality Services LLC (“Ashford Services”), will be included in the calculation of “Unrestricted Cash Balance” if such funds have been contributed, transferred or loaned from Ashford LLC to Ashford Services or such other subsidiaries for the purpose of avoiding, hindering or delaying Ashford LLC’s obligations under the ERFP Agreement (it being understood that good faith loans or advances to, or investments in, Ashford Services’ or such other subsidiaries’ existing businesses or new services or other businesses, or the provision of working capital to Ashford Services or such other subsidiaries generally consistent with Ashford Services’ or such other subsidiaries past practices, will not be deemed to have been made for the purpose of avoiding, hindering or delaying Ashford LLC’s obligations under the ERFP Agreement).
Repayment Events. With respect to any acquisition of FF&E by Ashford LLC pursuant to the ERFP Agreement, if prior to the date that is two years after such acquisition, (i) we are subject to a Company Change of Control (as defined in the advisory agreement) or (ii) we or Ashford Inc. terminates the advisory agreement and we are required to pay the Termination Fee thereunder (each of clauses (i) and (ii), a “Repayment Event”), Braemar OP is required to pay to Ashford LLC an amount equal to one hundred percent (100%) of any enhanced return investments actually funded by Ashford LLC during such two-year period.
Disposition of Enhanced Return Hotel Assets. If Braemar OP or its subsidiaries dispose of or cause to be disposed any Enhanced Return Hotel Asset or other real property with respect to which Ashford LLC owns FF&E, including by way of a foreclosure or deed-in-lieu of foreclosure by a mortgage or mezzanine lender of Braemar OP or its subsidiaries, we will promptly identify, and Ashford LLC will acquire, in exchange for such FF&E, FF&E for use at another real property asset leased by the applicable taxable REIT subsidiary (“TRS”) and with a fair market value equal to the value of such FF&E as established in connection with such disposition.
Term. The initial term of the ERFP Agreement is two (2) years (the “Initial Term”), which began on January 15, 2019. At the end of the Initial Term, the ERFP Agreement automatically renewed for one year and will automatically renew for successive one (1) year periods (each such period a “Renewal Term”) unless either we or Ashford Inc., as applicable, provides written notice to the other at least sixty (60) days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. The ERFP Agreement may be terminated by us in the event we have a right to terminate the advisory agreement or by Ashford Inc. in the event that it is entitled to transfer cash owned by us but controlled by our advisor to the Termination Fee Escrow Account (as defined in the advisory agreement). The amendments to the advisory agreement set forth in the ERFP Agreement will continue in force notwithstanding any termination of the ERFP Agreement.
On November 8, 2021, the Company received written notice from the Advisor of its intention not to renew the ERFP program. As a result, the ERFP Agreement was terminated in accordance with its terms on January 15, 2022.

\Hotel Management Agreements
General
For us to qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for The Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged hotel managers to manage our hotel properties. Each of our hotel properties other than the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Mr. C Beverly Hills Hotel (which are operated by Remington Hotels) are operated pursuant to a hotel management agreement with one of four independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, Inc. or its affiliates, Ritz-Carlton (Virgin Islands), Inc. and The Ritz-Carlton Hotel Company, L.L.C., (3) Accor and (4) Hyatt. The Ritz-Carlton is a registered trademark of The Ritz-Carlton Hotel Company, L.L.C., an affiliate of Marriott, and Sofitel is a registered trademark of affiliates of Accor.
The terms of each of the hotel management agreements, as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2023	Three 10-year options
Capital Hilton	12/17/2003	12/31/2023	Three 10-year options
Marriott Seattle Waterfront	5/23/2003	12/31/2028	Five 10-year options
The Clancy	10/1/2020	12/31/2027	Five 5-year options
The Notary Hotel	7/16/2019	12/31/2041	Two 10-year options
The Ritz-Carlton Sarasota	1/1/2015	12/31/2030	Two 10-year options
Sofitel Chicago Magnificent Mile	3/30/2006	12/31/2030	Three 10-year options
Pier House Resort & Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
Bardessono Hotel and Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	Two 10-year options
Park Hyatt Beaver Creek Resort & Spa	12/11/1987	12/31/2029	One 10-year option
Hotel Yountville	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton Lake Tahoe	3/28/2006	12/31/2034	Two 10-year options
Mr. C Beverly Hills Hotel	8/5/2021	08/05/2031	Three 7-year options and one 4-year option
Each hotel management company receives a base management fee (expressed as a percentage of gross revenues) ranging from 3.0%–5.0%, as well as an incentive management fee calculated as a percentage of hotel operating income, in certain cases after funding of certain requirements, including the capital renewal reserve, and in certain cases after we have received a priority return on our investment in the hotel (referred to as the owner’s priority), as summarized in the chart below:

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$117,465,746

Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$139,691,230

Marriott Seattle Waterfront	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,113,000 plus 10.75% of owner-funded capital expenses, and 50% of the operating profit in excess of such sum	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’ 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,113,000 plus 10.75% of owner-funded capital expenses, and 50% of the operating profit in excess of such sum	$89,732,668

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
The Clancy	5%
50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority up to the Spread Threshold of $3,000,000, reduced to 25% for Operating Profit exceeding the Spread Threshold.
			System wide contribution to the marketing fund (1.5% of gross room sales)	$12,279,659, plus 11.5% of owner funded capital expenses	Not applicable

The Notary Hotel	4%	20% of the excess of operating profit over owner’s priority	System wide contribution to the marketing fund (1.5% of gross room sales).	2019: $7,021,388
				Thereafter: $8,938,867 Plus 10.25% of owner-funded capital expenditures after the effective date, the amount of reserve shortfalls funded by Owner after the effective date, and the amount of owner-funded capital expenditures spent for completion of the conversion of the hotel to The Notary Hotel, up to $18,000,000	Not applicable

Sofitel Chicago Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	Not applicable	Not applicable

Pier House Resort & Spa	Greater of $15,045.44 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Bardessono Hotel and Spa	Greater of $15,045.44 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over owner’s priority for such Fiscal Year	1.0% of gross revenues	$8,000,000 plus 10.25% of the amount of owner-funded capital expenditures (3)	Not applicable

Park Hyatt Beaver Creek Resort & Spa	Greater of 3.0% or $2,258,726 on an annual basis (increased annually by lesser of CPI or 8% of prior year management fee)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $15,045.44 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton Sarasota	3%	20% of Available cash flow defined as Net Operating Income minus the owner’s priority	1% of gross hotel revenues for each fiscal year, excluding member dues, initiation, or joining fees or deposits of Club members	$7,465,000 plus 10.25% of the amount of owner-funded capital expenditures	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
The Ritz-Carlton Lake Tahoe	3%
The sum of (i) 15% of the amount by which Adjusted House Profit (“AHP”) for such Fiscal Year exceeds the owner’s priority but is less than $10.8 million plus (ii) 20% of the amount by which AHP exceeds $10.8 million; provided, however, that in no event shall the total, aggregate sum of the Base Fee and the Incentive Fee paid to Operator in any given Fiscal Year exceed 6% of gross revenues for such Fiscal Year
			1% of gross revenues for each fiscal year	$8,200,000 plus 10% of the amount of owner-funded capital expenditures in excess of amounts in the reserve	Not applicable

Mr. C Beverly Hills Hotel	Greater of $15,045.44 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable
__________________
(1)    Management fee is expressed as a percentage of gross hotel revenue.
(2)    Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. For some properties these amounts will continue to increase over time by the amount of additional owner-funded capital expenses.
(3)    In addition, dollar amounts no greater than $19,000,000 in the aggregate that are funded by owner for renovation projects will be treated as owner-funded capital expenditures and give a one-time adjustment to owner’s priority for 13% of the amounts.
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
Marriott Management Agreements
Term. The remaining base term of each of our six management agreements with Marriott (or its affiliates) ranges from approximately 6 to 44 years, expiring between December 31, 2027 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from two 10-year extensions to five 10-year extensions.
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

Early Termination for Casualty. The termination provisions for our hotel properties in the event of casualty are summarized as follows:
•    If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 30% or more of the then-total replacement cost in the case of the Marriott Seattle Waterfront, 33% or more of the then replacement cost in the case of The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota, and 60% or more of the then-total replacement cost in the case of The Ritz-Carlton St. Thomas, The Clancy and The Notary Hotel), then either party may terminate the hotel management agreement.
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
Performance Termination. All of the hotel management agreements with Marriott (or its affiliates) are structured to provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the hotel management agreement) which ranges from 9.5% to 10.25% of the approximate total investment in the hotel; provided, however, in the case of The Notary Hotel, it is 85% of the owner’s priority return (as defined in the hotel management agreement), and in the case of The Clancy, it is 82.6% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which range from 0.65 to 1.00 (this item is not applicable for The Ritz-Carlton Lake Tahoe), and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of an extraordinary event or force majeure, any major renovation of the hotel adversely affecting a material portion of the income generating areas (or any major renovation with respect to The Notary Hotel, The Clancy, The Ritz-Carlton Lake Tahoe, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas), or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of The Notary Hotel and The Clancy, by waiving base management fees (and, with respect to The Ritz-Carlton St. Thomas, certain royalty fees owed to Marriott Switzerland Licensing Company S.ar.L (St. Kitts & Nevis Branch)) until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
Limitation on Termination Rights. Our ability to exercise termination rights is subject to certain limitations if the manager or any of its affiliates are providing certain credit enhancements, loans or fundings as described in the hotel management agreement, or in certain cases, if manager’s incentive management fee is outstanding.
Assignment and Sale. Each management agreement with Marriott (or its affiliates) contains restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions if (i) we are in default under the hotel management agreement, (ii) the transferee is known to be of bad moral character or has been convicted of a felony or is in control of or is controlled by persons who have been convicted of felonies, (iii) the transferee does not (in the reasonable judgment of manager) have sufficient financial resources and liquidity to fulfill the owner’s obligations under the hotel management agreement, or (iv) the transferee has an ownership interest, either directly or indirectly, in a brand or group of hotels that competes with the manager or any affiliate thereof. The management agreements with Marriott (or its affiliates) may have additional restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions. Any sale of the property (which includes any equity transfer, whether directly or indirectly) is subject to certain conditions, including the provision of notice of such sale to the manager.
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
Hilton Management Agreements
Term. The base term of each of our two management agreements with Hilton (or its affiliates) was 10 years, expiring December 31, 2013. All of these agreements have been extended through December 31, 2023, and all of these agreements have three 10-year automatic extension options remaining, at the discretion of the manager.
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
Performance Termination. Each of the management agreements with Hilton (or its affiliates) provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria are: (i) the hotel’s operating cash flow (before deducting our priority return) does not equal or exceed 85% of our priority return (as defined in the hotel management agreement); and (ii) the hotel’s yield index is below the base yield index (as such terms are defined in the hotel management agreement), which is 90%. The manager has a right to avoid a performance termination by paying to us an amount within 30 days of due notice equal to the deficiency set forth in (i) above to cure such performance default, but in no event may the manager exercise such cure with respect to more than four full operating years during the initial term or with respect to more than four full operating years during any single extension term. The amount of any shortfall payable by manager to us shall be reduced to the extent of any portion attributable to a force majeure event, performance of certain capital renewals and major capital improvements adversely affecting a material portion of the income generating areas of the hotel, or certain uncontrollable expenses that could not have been reasonably anticipated by the manager.
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

Early Termination for Casualty. If a material part of the hotel is damaged or destroyed by fire or other casualty, then we may terminate the Accor management agreement and elect not to restore the hotel. If we elect to restore the hotel, we must commence such process within 120 days after the date of the casualty and diligently proceed with the restoration of the hotel so that it meets the standards maintained by the Sofitel brand. If we fail to complete the restoration within two years after the date of the casualty, then for so long as such failure continues, the manager may terminate the Accor management agreement. If we or the manager terminate the management agreement because of a casualty, or if we have not restored the hotel and desire to lease or sell it, we must first offer to sell the hotel to the manager. If we repair, rebuild or replace the premises within five years, the manager may reinstate the Accor management agreement.
Assignment and Sale. So long as we are not in default under the Accor management agreement and any advances made by the manager on our behalf would be repaid in connection with the sale, we may sell the Sofitel Chicago Magnificent Mile and assign the Accor management agreement (including as a result of a change of control) without the consent of the manager to any of our affiliates or to any person that (i) is not a competitor of the manager (as defined in the Accor management agreement), (ii) is not generally recognized in the community as being a person of ill repute or with whom a prudent business person would not wish to associate in a commercial venture, and (iii) has a minimum net worth required by the Accor management agreement, if the assignee expressly assumes the Accor management agreement.
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
Termination Upon Event of Default. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the hotel management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the applicable hotel management agreement upon 15 days’ written notice to the defaulting party.
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
Remington Hotels Master Hotel Management Agreement
General. In 2013, we entered into a master hotel management agreement with Remington Lodging governing the terms of Remington Lodging’s provision of hotel management services and design and construction services with respect to hotels owned or leased by us. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we amended and restated the original master hotel management agreement to provide only for hotel management services to be provided to our TRS lessees by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “master hotel management agreement.” In connection with Ashford Inc.’s acquisition of the hotel management business of Remington Lodging on November 6, 2019, Remington Hotels became a subsidiary of Ashford Inc., and the master hotel management agreement between Remington Hotels and us remains in effect. Pursuant to the master hotel management agreement, Remington Hotels currently manages the

Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Mr. C Beverly Hills Hotel. The master hotel management agreement will also govern the management of hotels we acquire in the future that are managed by Remington Hotels, which has the right to manage and operate hotel properties we acquire in the future unless our independent directors either (i) unanimously elect not to engage Remington Hotels, or (ii) by a majority vote, elect not to engage Remington Hotels because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Hotels for the particular hotel, or (B) based on the prior performance of Remington Hotels, another manager or developer could perform the management duties materially better than Remington Lodging for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Hotels Hotel Management MEA—Exclusivity Rights of Remington Hotels.” Prior to its acquisition by Ashford Inc. on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, chairman of our board of directors and the chairman, chief executive officer and significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr.
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
Amounts Payable under the Master Hotel Management Agreement. Remington Hotels receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•    $15,045 (increased annually based on consumer price index adjustments); or
•    3% of the gross revenues associated with that hotel for the related month.
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
Premier Master Project Management Agreement
General. In 2013, we entered into a master hotel management agreement with Remington Lodging governing the terms of Remington Lodging’s provision of hotel management services and design and construction services with respect to hotels owned or leased by us. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, Braemar OP, our TRSs and Premier entered into an agreement for design and construction services to be provided to us by Premier, solely in order to effect the transfer of the design and construction business to Premier, by entering into the Master Project Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “master project management agreement.” Pursuant to the master project management agreement, Premier currently provides design and construction services to all of our hotels. The master project management agreement will also govern the provision of design and construction services to hotels we acquire in the future, as Premier has the right to provide design and construction services to hotel properties we acquire in the future, to the extent we have the right and/or control the right to direct the development and construction of and/or capital improvements to or refurbishment of, such hotels, unless our independent directors either (i) unanimously elect not to engage Premier, or (ii) by a majority vote, elect not to engage Premier because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Premier for the particular hotel, or (B) based on the prior performance of Premier, another manager or developer could perform the project management, project related services or development duties materially better than Premier for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Premier Project Management MEA—Exclusivity Rights of Premier.”

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
Amounts Payable under the Master Project Management Agreement. The master project management agreement provides that the TRS lessee will pay Premier a design and construction fee equal to 4% of the total project costs associated with the implementation of the approved capital improvement budget for a hotel until such time that the capital improvement budget and/or renovation project costs involve expenditures in excess of 5% of gross revenues of such hotel, whereupon the design and construction fee will be 3% of total project costs in excess of the 5% of gross revenue threshold. In addition, the TRS lessee will pay Premier additional fees as follows:
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
•For Convenience. With respect to any hotel project-managed by Premier pursuant to the master project management agreement, if the TRS lessee elects for convenience to terminate the project management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Premier, equal to the product of (i) 65% of the aggregate design and construction fees and market service fees for such hotel estimated to be payable to Premier with respect to the applicable hotel for the full current fiscal year in which such termination is to occur (but in no event less than the design and construction fees and market service fees for the preceding full fiscal year) and (ii) nine.
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

Term. The leases for our hotel properties include a term of five years, which expires on December 31, 2025 (December 31, 2026 in the case of the Mr. C Beverly Hills Hotel). The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
Insurance
We carry comprehensive general liability, “All Risk” property, business interruption, cybersecurity, directors and officers, rental loss coverage and umbrella liability coverage on all of our hotels and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of rental income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, global pandemics war or acts of God as well as certain types coverages previously available under policies set forth above (for example, communicable disease, abuse & molestation coverages previously available under general liability policies). In the opinion of our management, our hotels are adequately insured.
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
Employees
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 119 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
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
Access to Reports and Other Information
We maintain a website at www.bhrreit.com. On our website, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). All of our filed reports can also be obtained at the SEC’s website at www.sec.gov. In addition, our Code of Business Conduct and Ethics, Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Corporate Governance Guidelines, and Board Committee Charters are also available free-of-charge on our website or can be made available in print upon request. A description of any substantive amendment or waiver of our Code of Business Conduct and Ethics or our Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer will be disclosed on our website under the Corporate Governance section. Any such description will be located on our website for a period of 12 months following the amendment or waiver. We also use our website to distribute company information, and such information may be deemed material. Accordingly, investors should monitor our website, in addition to our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this report.
Item 1A. Risk Factors
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. Moreover, many risk factors set forth below should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. These risks are discussed more fully below and include, but are not limited to, risks related to:
•the impact of the ongoing COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta, Omicron or other potential variants, on our business, financial condition, liquidity and results of operations;
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
The performance of the lodging industry has been closely linked with the performance of the general economy and, specifically, growth in the U.S. GDP. We invest in hotels that are classified as luxury. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that luxury hotels generally target business and high-end leisure travelers. In periods of economic difficulties or concerns with respect to communicable disease, business and leisure travelers may seek to reduce travel costs and/or health risks by limiting travel or seeking to reduce costs on their trips. Any economic recession will likely have an adverse effect on our business, operating results and prospects. Our business has been and will continue to be materially affected by the impact of the COVID-19 pandemic, see the risk factor “The outbreak of COVID-19 has and will continue to reduce our occupancy rates and RevPAR.”
We did not pay dividends on our common stock in fiscal years 2020 and 2021 and we may not pay dividends on our common stock or preferred stock in the future.
We did not pay dividends on our common stock in fiscal years 2020 and 2021. On January 10, 2022, our board of directors declared dividends on our preferred stock for the first quarter of 2022 in the amount that such holders of our preferred stock are entitled to receive. On March 4, 2022, our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the first quarter of 2022. Additionally, in March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof and the board of directors may decide not to pay any dividends on our common stock and/or preferred stock. We may not pay dividends on our common stock or preferred stock in the future, particularly in light of the downturn in our business occasioned by the COVID-19 pandemic and the demands of our property-level lenders. If we fail to pay dividends on our common stock or preferred stock, the market price of our common stock or preferred stock will likely be adversely affected.
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
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base advisory fee (based on our total market capitalization), subject to a minimum base advisory fee. The minimum base advisory fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, including as a result of the impact of COVID-19, we will still be required to make monthly payments to our advisor equal to the minimum base management fee, which could adversely impact our liquidity and financial condition.
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $15,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
Our business is significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
Our hotels are located in the Washington, D.C., San Francisco, San Diego, Sarasota, Seattle, Philadelphia, Chicago, Key West, Vail/Beaver Creek, Lake Tahoe, Los Angeles and St. Thomas metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas and any additional areas in which we may acquire assets in the future, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.
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
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Richard J. Stockton, Alex Rose, Deric S. Eubanks, Jeremy Welter, Mark L. Nunneley, and J. Robison Hays III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.
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
Additionally, because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, third parties must operate our hotels. A REIT may lease its hotels to TRSs in which the REIT can own up to a 100% interest. A TRS pays corporate-level income tax and may retain any after-tax income. A REIT must satisfy certain conditions to use the TRS structure. One of those conditions is that the TRS must hire, to manage the hotels, an “eligible independent contractor” (“EIC”) that is actively engaged in the trade or business of managing hotels for parties other than the REIT. An EIC cannot (i) own more than 35% of the REIT, (ii) be owned more than 35% by persons owning more than 35% of the REIT, or (iii) provide any income to the REIT (i.e., the EIC cannot pay fees to the REIT, and the REIT cannot own any debt or equity securities of the EIC). Accordingly, while we may lease hotels to a TRS that we own, the TRS must engage a third-party operator to manage the hotels. Thus, our ability to direct and control how our hotels are operated is less than if we were able to manage our hotels directly.

We are parties to hotel management agreements under which unaffiliated third-party hotel managers manage our hotels. We have also entered into a master hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., pursuant to which Remington Hotels currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Mr. C Beverly Hills Hotel. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis. Without such supervision, our hotel managers may not manage our properties in a manner that is consistent with their respective obligations under the applicable management agreement or our obligations under our hotel management agreements, which are similar to franchise agreements, be negligent in their performance, engage in criminal or fraudulent activity, or otherwise default on their respective management obligations to us. If any of these events occur, our relationships with any managers may be damaged, we may be in breach of our management agreement, and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. In addition, from time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach had occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice.
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
Eight of our 14 hotels utilize brands owned by Marriott (or its affiliates) or Hilton (or its affiliates). As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands (or the brands of their affiliates). We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
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
We may experience losses caused by severe weather conditions or natural disasters.
Our properties are susceptible to extreme weather conditions, which may cause property damage or interrupt business, which could harm our business and results of operations. Certain of our hotels are located in areas that may be subject to extreme weather conditions, including, but not limited to, hurricanes, floods, tornados and winter storms in the United States and the Caribbean. Such extreme weather conditions may interrupt our operations, damage our hotels, and reduce the number of guests who visit our hotels in such areas. In addition, our operations could be adversely impacted by a drought or other cause of water shortage. A severe drought of extensive duration experienced in California or in the other regions in which we operate or source critical supplies could adversely affect our business. Over time, these conditions could result in declining hotel demand, significant damage to our properties or our inability to operate the affected hotels at all.
We believe that our properties are adequately insured, consistent with industry standards, to cover reasonably anticipated losses that may be caused by hurricanes, earthquakes, tornados, floods and other severe weather conditions and natural disasters. Nevertheless, we are subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses including but not limited to the costs associated with evacuation. These losses may lead to an increase in our cost of insurance, a decrease in our anticipated revenues from an affected property or a loss of all or a portion of the capital we have invested in an affected property. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.
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
As of December 31, 2021, we had approximately $1.2 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
Our charter and bylaws do not limit the amount or percentage of indebtedness that we may incur, and we are subject to risks normally associated with debt financing. Generally, our mortgage debt carries maturity dates or call dates such that the loans become due prior to their full amortization. It may be difficult to refinance or extend the maturity of such loans on terms acceptable to us, or at all. These conditions could adversely affect our financial position, results of operations, and cash flows or the market price of our stock.

Under our advisory agreement, Ashford LLC is entitled to receive a monthly base fee in an amount equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, and (ii) the Net Asset Fee Adjustment, which is defined in the advisory agreement to include our indebtedness and other factors. This fee increases as the aggregate principal amount of our consolidated indebtedness (including our proportionate share of debt of any entity that is not consolidated but excluding our joint venture partners’ proportionate share of consolidated debt) increases. As a result, any increase in our consolidated indebtedness will also increase the fees we pay to Ashford LLC. The structure of this fee may incentivize Ashford LLC to recommend we increase our indebtedness, thereby increasing the fee, when it may not be in the best interest of our stockholders to do so.
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
As of December 31, 2021, we had approximately $1.2 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”
We may enter into other transactions that could further exacerbate the risks to our financial condition. The use of debt to finance future acquisitions could restrict operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.
We intend to incur additional debt in connection with future hotel acquisitions. We may borrow new funds to acquire hotels. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. If necessary or advisable, we also may borrow funds to make distributions to our stockholders to maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligation.
Covenants, “cash trap” provisions or other terms in our mortgage loans and our senior convertible notes, as well as any future credit facility, could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
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
We finance our long-term growth and liquidity needs with, among other things, secured and unsecured debt financings having staggered maturities, and use variable-rate debt or a mix of fixed and variable-rate debt as appropriate based on favorable interest rates, principal amortization and other terms. In the event that we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the transition away from LIBOR to use of alternative reference rates.
In July 2017, the United Kingdom regulator that regulates London Interbank Offered Rate (“LIBOR”) announced its intention to phase out LIBOR rates by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, and the Financial Conduct Authority announced that all LIBOR rates will either cease to be published by any benchmark administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR rates and one-week and two-month U.S. dollar LIBOR rates, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR rates. As of January 1, 2022, publication of one-week and two-month U.S. dollar LIBOR has ceased, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR rates. The Alternative Reference Rates Committee (“ARRC”), a committee convened by the Federal Reserve Board and the New York Federal Reserve Bank, has proposed replacing U.S. dollar LIBOR with a new index based on trading in overnight repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). The ARRC has formally announced and recommended SOFR as an alternative reference rate to LIBOR. As of December 31, 2021, we had approximately $1.1 billion of variable interest rate debt as well as interest rate derivatives including caps on the majority of our variable rate debt that are indexed to LIBOR.
At this time we are not able to accurately predict when SOFR will become the most prevalent alternative reference rate in the market, or what impact the transition from LIBOR to alternative reference rates may have on our business, results of operations and financial condition. Additionally, it is difficult to predict whether and to what extent banks will continue to provide submissions to the administrator of rate quotes for the U.S. dollar LIBOR rates that have not already been discontinued or, if they do, whether such rates will be representative of the underlying market or economic reality before they are schedule to be discontinued on June 30, 2023 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods difficult or impracticable to determine. Our financial instruments may require changes to documentation as well as enhancements and modifications to systems, controls, procedures and models, which could present operational and legal challenges for us and our clients, customers, investors and counterparties. There can be no assurance that we will be able to modify all existing financial instruments before the discontinuation of LIBOR. If such financial instruments are not remediated to provide a method for transitioning from LIBOR to an alternative reference rate, the New York state LIBOR legislation and proposed federal legislation related to the LIBOR transition may provide statutory solutions to implement an alternative reference rate and provide legal protection against litigation. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows. We continue to monitor developments in the LIBOR transition and the proposed federal legislation related to the LIBOR transition to facilitate an orderly transition away from the use of LIBOR.
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
We rely on Ashford LLC, its subsidiaries and its employees for the day-to-day operation of our business and management of our assets and the provision of design and construction services. Until its spin-off, Ashford LLC was wholly-owned by Ashford Trust. Ashford LLC is led by our current management team, which is also the current management team of Ashford Trust (in each case, other than Mr. Richard Stockton). Because some of Ashford LLC’s employees have duties to Ashford Trust as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Ashford Inc. and Ashford Trust. If Ashford LLC advises and/or leads any additional entities, or manages additional assets, in the future, this could present additional conflicts with respect to the allocation of the time and resources of our management team. As a result of the spin-off of Ashford LLC, its employees have additional responsibilities relating to Ashford Inc.’s status as a public company. During turbulent market conditions, such as during the COVID-19 pandemic, or other times when we need focused support and assistance from Ashford LLC, other entities for which Ashford LLC also acts as an external advisor or Ashford Trust may likewise require greater focus and attention, placing competing high levels of demand on the limited time and resources of Ashford LLC’s employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
We provide funds to Ashford Inc. to fund the formation, registration and ongoing funding needs of Ashford Securities, which could result in certain conflicts of interest. There can be no assurance Ashford Securities will continue to be successful in helping us raise capital.
In connection with the formation of Ashford Securities by Ashford Inc. in September of 2019, we and Ashford Trust entered into a contribution agreement to provide funds to Ashford Inc. to fund the formation, registration and ongoing funding requirements of Ashford Securities. As a result, Ashford Securities’ operation and management may be influenced or affected by conflicts of interest arising out of its relationship with us, and Ashford Trust. Additionally, the agreements between us and our related parties, including Ashford Securities, may not be arm's-length agreements and may not be as favorable to our investors as would be the case if the parties were operating at arm’s-length. There can be no assurance that Ashford Securities will continue to be successful in helping us to raise capital.
Conflicts of interest with Remington Hotels and Premier, each of which is a subsidiary of Ashford Inc., could result in our management acting other than in our stockholders’ best interest.
Remington Hotels, a subsidiary of Ashford Inc., currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Mr. C Beverly Hills Hotel. We expect Remington Hotels will manage certain of the hotels we acquire in the future. Premier, also a subsidiary of Ashford Inc., currently provides design and construction services to us. We expect Premier will also provide design and construction services to us in the future. Conflicts of interest in general and specifically relating to Remington Hotels and Premier may lead to management decisions that are not in our stockholders’ best interest. Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., beneficially owned 100% of Remington Lodging prior to its acquisition by Ashford Inc. on November 6, 2019. As of December 31, 2021, Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr. together owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 20.2% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of December 31, 2021 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.6%, subject to applicable voting limitations. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
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

In addition, conflicts may arise when the interests of our stockholders and the limited partners of our operating partnership diverge, particularly in circumstances in which there may be an adverse tax consequence to the limited partners. As a result of unrealized built-in gain attributable to contributed property at the time of contribution, some holders of common units may suffer different and more adverse tax consequences than holders of our common stock upon the sale or refinancing of the properties owned by our operating partnership, including disproportionately greater allocations of items of taxable income and gain upon a realization event. As those holders will not receive a correspondingly greater distribution of cash proceeds, they may have different objectives regarding the appropriate pricing, timing and other material terms of any sale or refinancing of certain properties, or whether to sell or refinance such properties at all. As a result, Ashford LLC may cause us to sell, not sell or refinance certain properties, even if such actions or inactions might be financially advantageous to our stockholders, or to enter into tax deferred exchanges with the proceeds of such sales when such a reinvestment might not otherwise be in our best interest.
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
The outbreak of COVID-19 has and will continue to reduce our occupancy rates and RevPAR.
Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had and are likely to continue to have a serious adverse impact on the global economy and our business, the severity and duration of which are uncertain. Since late February 2020, we have experienced a significant decline in occupancy and RevPAR and we expect the occupancy and RevPAR reduction associated with COVID-19 to continue. The continued outbreak of the virus in the U.S. has and will continue to further reduce travel and demand at our hotels. The prolonged occurrence of the virus has resulted in health or other government authorities imposing widespread restrictions on travel or other market impacts. The hotel industry and our portfolio have and we expect will continue to experience the postponement or cancellation of a significant number of business conferences and similar events. At this time those restrictions are very fluid and evolving. We have been and will continue to be negatively impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us or the overall economic environment. In addition, one or more possible recurrences of COVID-19 case surges could result in further reductions in business and personal travel and could cause state and local governments to reinstate travel restrictions. We may also face increased risk of litigation if we have guests or employees who become ill due to COVID-19.
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
Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers and decrease demand. Any decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could significantly and adversely affect our business, working capital and financial performance over the short and long-term. In addition, the disruption of the existing travel plans of a significant number of travelers upon the occurrence of certain events, such as severe weather conditions, actual or threatened terrorist activity, war or travel-related health events, could result in significant additional costs and decrease our revenues, in each case, leading to constrained liquidity. Also, see the risk factor “The outbreak of COVID-19 has and will continue to reduce our occupancy rates and RevPAR.”
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
Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures, and equipment. Managers or franchisors of our hotels also require that we make periodic capital improvements pursuant to our management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotels. Hotel renovation and development involves substantial risks, including:
•construction cost overruns and delays;
•the disruption of operations at, displacement of revenue at, and damage to operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;
•increases in operating costs at our hotels, to the extent they rely on portions of development sites for hotel operations;
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
•environmental problems;
•disputes with franchisors or hotel managers regarding compliance with relevant franchise agreements or management agreements: and
•development related liabilities, such as claims for design/construction defects.
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
Some of our hotel rooms are booked through Internet travel intermediaries, including, but not limited to, Tripadvisor.com, Travelocity.com, Expedia.com and Priceline.com. As Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”) at the expense of brand identification. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to the brands under which our properties are franchised. If the amount of sales made through Internet intermediaries increases significantly and results in a decrease in consumer loyalty to the brands under which our hotels are franchised, our rooms revenues may be lower than expected, and our profitability may be adversely affected.
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
Provisions contained in our charter and the Maryland General Corporation Law (the “MGCL”) may have effects that delay, defer, or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices.
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
Our charter authorizes the issuance of up to 250,000,000 shares of common stock and 80,000,000 shares of preferred stock. As of March 8, 2022, we had 65,348,848 shares of our common stock issued and outstanding, 3,078,017 shares of our Series B Cumulative Convertible Preferred Stock, 1,600,000 shares of our Series D Cumulative Preferred Stock, 2,912,159 shares of our Series E Redeemable Preferred Stock and 36,804 shares of our Series M Redeemable Preferred Stock. We also have also authorized 10,000,000 shares of our Series C Preferred Stock, 28,000,000 shares of our Series E Preferred Stock and 28,000,000 shares of our Series M Preferred Stock, and no shares of Series C Preferred Stock are issued. Our charter allows us to create new series of preferred stock at any time. Accordingly, we may issue up to an additional 184,651,152 shares of common stock and 72,373,020 shares of preferred stock.
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

We may in the future choose to pay taxable dividends in our common stock instead of cash, in which case stockholders may sell our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder subject to certain limitations, including that the cash portion be at least 20% of the total distribution (10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022; while not clear, such 10% limitation could be extended in the future).
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
In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies in industries similar or related to ours and may have been unrelated to operating performances of these companies. These broad market fluctuations could reduce the market price of our common stock. During the fiscal year ended December 31, 2021, the high of our stock price was $7.45 and the low was $4.18.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of the common units, or speculation that such sales might occur, could adversely affect the liquidity of the market for our common stock or the prevailing market price of our common stock. In addition, the exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2013 Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could adversely affect the market price of our common stock. Our directors and executive officers own common units in our Company. Such common units may be redeemed by the holders for shares of our common stock or, at our option, cash on a one-for-one basis. The holders of these common units may sell shares issued to them, if any, upon redemption of the common units. So long as the holders of common units retain significant ownership in us and are able to sell such shares in the public markets, the market price of our common stock may be adversely affected. Moreover, the existence of shares of our common stock reserved for issuance as restricted shares or upon exchange of options or common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Any future sales by us of our common stock or securities convertible into common stock may be dilutive to existing stockholders.
The market price of our common stock could be adversely affected by our level of cash distributions.
The market value of the equity securities of a REIT is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. See the risk factor “The outbreak of COVID-19 has and will continue to reduce our occupancy rates and RevPAR.”

Our stock repurchase program could increase the volatility of the price of our common stock.
Our board of directors has approved a share repurchase program under which we may purchase up to $50 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 8, 2022, $50.0 million remains available for repurchases under the current stock repurchase program. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2021, we held ownership interests in 14 hotel properties that were included in our consolidated operations, which included direct ownership in 12 hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Thirteen of our hotel properties are located in the United States and one is located in the U.S. Virgin Islands. Each of the 14 hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2021
					Occupancy	ADR	RevPAR
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413	30.47%	$159.77	$48.68
Marriott Seattle Waterfront	Seattle, WA	361	100%	361	52.22%	219.51	114.64
The Notary Hotel	Philadelphia, PA	499	100%	499	36.94%	176.70	65.27
The Clancy	San Francisco, CA	410	100%	410	55.97%	174.64	97.74
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415	46.93%	202.88	95.21
Pier House Resort & Spa	Key West, FL	142	100%	142	81.83%	591.40	483.93
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180	79.52%	1,049.29	834.39
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190	54.94%	454.17	249.50
Hotel Yountville	Yountville, CA	80	100%	80	57.90%	762.15	441.29
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276	76.99%	545.68	420.14
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170	55.00%	642.81	353.56
Mr. C Beverly Hills Hotel (2)	Los Angeles, CA	143	100%	143	63.88%	332.86	212.62
Ground Lease Properties (3)
Hilton La Jolla Torrey Pines (4)	La Jolla, CA	394	75%	296	57.80%	203.63	117.70
Bardessono Hotel and Spa (5)	Yountville, CA	65	100%	65	67.92%	1,141.39	775.18
Total		3,875		3,640	52.44%	$384.95	$201.86
________
(1)    The above information does not include the operations of ten condominium units not owned by The Ritz-Carlton Lake Tahoe.
(2)    Includes 138 hotel rooms and five residences adjacent to the hotel. The results of the Mr. C Beverly Hills Hotel and the five adjacent luxury residences are included from August 5, 2021 through December 31, 2021.
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

Item 3. Legal Proceedings
On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach under the management agreement has occurred and an injunction to prevent Ashford TRS Chicago II from terminating the management agreement. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking damages and a declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, in which Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract alleging that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of December 31, 2021, no amounts have been accrued. On February 16, 2022, the parties entered into a settlement agreement agreeing to: 1) amend the management agreement; 2) dismiss the lawsuit and counterclaims; 3) stipulate to the failure of the performance tests and cure amounts for 2018 of $867,682 and 2019 of $784,919; and 4) arbitrate whether the performance tests for 2020 and 2021 were valid and/or required equitable adjustment. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. On January 28, 2022, the Court approved a settlement of this litigation. The resulting loss to the Company is approximately $448,000; although it is entitled to indemnification in the amount of approximately $291,000, based on the respective periods of ownership of the Company’s hotel. As of December 31, 2021, approximately $500,000 was accrued.
In June 2020, each of the Company, Ashford Trust, Ashford Inc., and Lismore, a subsidiary of Ashford Inc. (collectively with the Company, Ashford Trust, Ashford Inc. and Lismore, the “Ashford Companies”), received an administrative subpoena from the SEC. The Company’s administrative subpoena required the production of documents and other information since January 1, 2018 relating to, among other things, (1) related party transactions among the Ashford Companies (including the Lismore Agreement between the Company and Lismore pursuant to which the Company engaged Lismore to negotiate the refinancing, modification or forbearance of certain mortgage debt) or between any of the Ashford Companies and any officer, director or owner of the Ashford Companies or any entity controlled by any such person, and (2) the Company’s accounting policies, procedures, and internal controls related to such related party transactions. In addition, in October 2020, Mr. Monty J. Bennett, chairman of our board of directors, received an administrative subpoena from the SEC requiring testimony and the production of documents and other information substantially similar to the requests in the subpoenas received by the Ashford Companies. On January 11, 2022, the Company received a letter from the staff of the SEC stating that the SEC's investigation is concluded, and that the SEC enforcement staff does not intend to recommend any action by the SEC against the Company. Ashford Trust and Ashford Inc. also each received a letter stating that the SEC's investigation is concluded, and that the SEC enforcement staff does not intend to recommend any action against the respective companies.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of December 31, 2021, no amounts have been accrued.
As of December 31, 2021, the Company had a $728,000 receivable from Ashford Trust, included in Due from related parties, net. The receivable related to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. The $728,000 gain is included in “(gain) loss on legal settlements” on the consolidated statements of operations. In January 2022, the City of San Francisco remitted payment to Ashford Trust, which subsequently remitted payment to Braemar.
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
Our common stock is listed and traded on the NYSE under the symbol “BHR.” On March 8, 2022, there were 623 holders of record.
Distributions and Our Distribution Policy
We did not pay dividends on our common stock in fiscal year 2020 and 2021. On March 4, 2022, our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the first quarter of 2022. Additionally, in March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review our dividend policy and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
Distributions made by us are authorized and determined by our board of directors in its sole discretion out of funds legally available therefor and are dependent upon a number of factors, including restrictions under applicable law, actual and projected financial condition, liquidity, EBITDA, FFO and results of operations, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements and such other factors as our board of directors deems relevant. For more information regarding risk factors that could materially and adversely affect our ability to make distributions. See “Risk Factors-Risks Related to Our Status as a REIT.” We expect that, at least initially, our distributions may exceed our net income under GAAP because of non-cash expenses included in net income. To the extent that our cash available for distribution is less than 90% of our REIT taxable income, we may consider various means to cover any such shortfall, including borrowing under new loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related or debt securities or declaring taxable stock dividends. In addition, our charter allows us to issue preferred stock that could have a preference on distributions, and, if we elect such issuance, the distribution preference on the preferred stock could limit our ability to make distributions to the holders of our common stock. We cannot assure our stockholders that our distribution policy will not change in the future.
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income or capital gains. Distributions paid per share were characterized as follows:

	2021			2020			2019
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	0.1600	(1)	100.0000	0.6400	(1)	100.0000
Total	$—		—%	$0.1600		100.0000%	$0.6400		100.0000%
Common Stock (stock - NYSE: AINC):
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	—		—	0.1066	(2)	100.0000
Total	$—		—%	$—		—%	$0.1066		100.0000%
Preferred Stock – Series B:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	1.3752	(1)	100.0000	1.3752	(1)	100.0000	1.3752	(1)	100.0000
Total	$1.3752		100.0000%	$1.3752		100.0000%	$1.3752		100.0000%
Preferred Stock – Series D:
Ordinary income	$—		—%	$—		—%	$—		—%
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	2.0624	(1)	100.0000	2.0624	(1)	100.0000	1.7817	(1)	100.0000
Total	$2.0624		100.0000%	$2.0624		100.0000%	$1.7817		100.0000%
Preferred Stock – Series E:	$—		—%	$—		—%	$—		—%
Ordinary income	—		—	—		—	—		—
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	$—		—
Return of capital	0.8330	(1)	100.0000	—		—	$—		—
Total	$0.8330		100.0000%	$—		—%	$—		—%
Preferred Stock – Series M:	$—		—%	$—		—%	$—		—%
Ordinary income	—		—	—		—	—		—
Capital gain	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	$—		—
Return of capital	0.6832	(1)	100.0000	—		—	$—		—
Total	$0.6832		100.0000%	$—		—%	$—		—%
____________________
(1)The fourth quarter 2018 distributions paid January 15, 2019 to stockholders of record as of December 31, 2018 are treated as 2019 distributions for tax purposes. The fourth quarter 2019 distributions paid January 15, 2020 to stockholders of record as of December 31, 2019 are treated as 2020 distributions for tax purposes. The fourth quarter 2020 distributions paid January 15, 2021 to stockholders of record as of December 31, 2020 are treated as 2021 distributions for tax purposes. The fourth quarter 2021 distributions paid January 18, 2022 to stockholders of record as of December 31, 2021 are treated as 2022 distributions for tax purposes.
(2)On November 5, 2019 Braemar distributed its remaining shares of common stock in Ashford Inc. (NYSE: AINC) to the common stockholders of record as of the close of business of the New York Stock Exchange on October 29, 2019.
Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	None	N/A	774,108	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	774,108
____________________
(1) As of December 31, 2021, approximately 774,000 shares of our common stock, or securities convertible into approximately 774,000 shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan. On February 23, 2021, the board of directors terminated the Advisor Equity Incentive Plan. 1.6 million shares of common stock reserved pursuant with the Advisor Incentive Plan were never utilized (and no shares were ever issued thereunder). Following the termination of the Advisor Equity Incentive Plan, no shares may be issued thereunder.
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations.
No shares were purchased during the year ended December 31, 2021, pursuant to the authorization. $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	3,254	(1)	$—	—	$50,000,000
November 1 to November 30	44	(1)	$—	—	$50,000,000
December 1 to December 31	642	(1)	$—	—	$50,000,000
Total	3,940		$—	—
__________________
(1)There is no cost associated with the forfeiture of restricted shares of 3,254, 44 and 642 of our common stock in October, November and December, respectively.
Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2016 through December 31, 2021, assuming an initial investment of $100 in stock on December 31, 2016 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Braemar Hotels & Resorts Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.

The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Braemar Hotels & Resorts Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Braemar Hotels & Resorts Inc.
S&P 500
FTSE NAREIT Lodging & Resorts

Item 6. Reserved
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
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
We are a Maryland corporation formed in April 2013 that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by Smith Travel Research. Two times the

U.S. national average was $144 for the year ended December 31, 2021. We have elected to be taxed as a REIT under the Code. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of December 31, 2021, we owned interests in 14 hotel properties in six states, the District of Columbia and St. Thomas, U.S. Virgin Islands with 3,875 total rooms, or 3,640 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 12 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of December 31, 2021, Remington Hotels, a subsidiary of Ashford Inc., managed four of our 14 hotel properties. Third-party management companies managed the remaining hotel properties.
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
As of December 31, 2021, the Company maintained unrestricted cash of $216.0 million and restricted cash of $47.4 million. The vast majority of the restricted cash comprises lender and manager held reserves. At the end of the year, there was also $27.5 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. For the year ended December 31, 2021, cash flows provided by operating activities were approximately $64.0 million. On March 4, 2022, our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the first quarter of 2022. Additionally, in March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof.
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
Recent Developments
In December 2021, the Company made an additional investment of approximately $116,000 in OpenKey.
On December 27, 2021, the Company entered into a definitive agreement to acquire the 96-room Dorado Beach, a Ritz-Carlton Reserve in Dorado, Puerto Rico. In addition, the Company is also acquiring the income stream attributable to 14 residential units adjacent to the property that participate in a rental management program. The acquisition is expected to close on or about March 11, 2022, subject to certain customary closing conditions. The consideration consists of $104 million in cash and 6.0 million shares of Braemar common stock. The Company will also assume a mortgage loan with a principal balance of approximately $54 million.

On February 2, 2022, the Company refinanced its mortgage loan secured by the Park Hyatt Beaver Creek Resort & Spa, which had a final maturity date in April 2022. The new, non-recourse mortgage loan totals $70.5 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 2.86%
Key Indicators of Operating Performance
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
Revenue. Substantially all of our revenue is derived from the operation of hotels. Specifically, our revenue is comprised of:
•Rooms revenue: Occupancy and ADR are the major drivers of rooms revenue. Rooms revenue accounts for the substantial majority of our total revenue.
•Food and beverage revenue: Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s food and beverage outlets or meeting and banquet facilities).
•Other hotel revenue: Occupancy and the nature of the property are the main drivers of other ancillary revenue, such as telecommunications, parking and leasing services.
Hotel Operating Expenses. The following presents the components of our hotel operating expenses:
•Rooms expense: These costs include housekeeping wages and payroll taxes, reservation systems, room supplies, laundry services and front desk costs. Like rooms revenue, occupancy is the major driver of rooms expense and, therefore, rooms expense has a significant correlation to rooms revenue. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.
•Food and beverage expense: These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than restaurant, bar or other on-property food and beverage outlets) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.
•Management fees: Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.
•Other hotel expenses: These expenses include labor and other costs associated with the other operating department revenues, as well as labor and other costs associated with administrative departments, franchise fees, sales and marketing, repairs and maintenance and utility costs.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table summarizes changes in key line items from our consolidated statements of operations for the years ended December 31, 2021 and 2020 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2021	2020	$ Change	% Change
Revenue
Rooms	$280,568	$136,265	$144,303	105.9%
Food and beverage	90,299	50,263	40,036	79.7
Other	56,675	40,446	16,229	40.1
Total hotel revenue	427,542	226,974	200,568	88.4
Expenses
Hotel operating expenses:
Rooms	59,818	38,054	(21,764)	(57.2)
Food and beverage	75,177	46,246	(28,931)	(62.6)
Other expenses	138,914	98,467	(40,447)	(41.1)
Management fees	13,117	7,210	(5,907)	(81.9)
Total hotel operating expenses	287,026	189,977	(97,049)	(51.1)
Property taxes, insurance and other	34,997	28,483	(6,514)	(22.9)
Depreciation and amortization	73,762	73,371	(391)	(0.5)
Gain on legal settlement	(917)	—	917
Advisory services fee	22,641	18,486	(4,155)	(22.5)
Transaction costs	563	—	(563)
Corporate general and administrative	8,717	6,657	(2,060)	(30.9)
Total expenses	426,789	316,974	(109,815)	(34.6)
Gain (loss) on insurance settlement and disposition of assets	696	10,149	(9,453)	(93.1)
Operating income (loss)	1,449	(79,851)	81,300	101.8
Equity in earnings (loss) of unconsolidated entity	(252)	(217)	(35)	(16.1)
Interest income	48	176	(128)	(72.7)
Other income (expense)	—	(5,126)	5,126	100.0
Interest expense and amortization of discounts and loan costs	(30,901)	(45,104)	14,203	31.5
Write-off of loan costs and exit fees	(1,963)	(3,920)	1,957	49.9
Unrealized gain (loss) on derivatives	32	4,959	(4,927)	(99.4)
Income (loss) before income taxes	(31,587)	(129,083)	97,496	75.5
Income tax (expense) benefit	(1,324)	4,406	(5,730)	(130.0)
Net income (loss)	(32,911)	(124,677)	91,766	73.6
(Income) loss attributable to noncontrolling interest in consolidated entities	2,650	6,436	(3,786)	(58.8)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,597	12,979	(9,382)	(72.3)
Net income (loss) attributable to the Company	$(26,664)	$(105,262)	$78,598	74.7%

All hotel properties owned for the years ended December 31, 2021 and 2020 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the years ended December 31, 2021 and 2020. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Acquisition/Disposition	Acquisition/Disposition Date
Mr. C Beverly Hills Hotel	Los Angeles, California	Acquisition	August 5, 2021
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Year Ended December 31,
	2021	2020
Occupancy	52.47%	30.27%
ADR (average daily rate)	$386.45	$329.83
RevPAR (revenue per available room)	$202.76	$99.83
Rooms revenue (in thousands)	$280,568	$136,265
Total hotel revenue (in thousands)	$427,542	$226,974
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Occupancy	52.29%	30.27%
ADR (average daily rate)	$387.47	$329.83
RevPAR (revenue per available room)	$202.61	$99.83
Rooms revenue (in thousands)	$276,038	$136,265
Total hotel revenue (in thousands)	$420,949	$226,974
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company decreased $78.6 million, from $105.3 million for the year ended December 31, 2020 (“2020”), to $26.7 million for the year ended December 31, 2021 (“2021”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $144.3 million, or 105.9%, to $280.6 million during 2021 compared to 2020. During 2021, we experienced a 2,220 basis point increase in occupancy and a 17.2% increase in room rates compared to 2020. The increase in rooms revenue is due to the hotel properties recovering from the COVID-19 pandemic as well as an increase of $4.5 million associated with the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021.

Fluctuations in rooms revenue between 2021 and 2020 is a result of the changes in occupancy and ADR between 2021 and 2020 as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$2,178	1,132	(18.9)%
Marriott Seattle Waterfront	9,501	3,155	7.0%
The Notary Hotel	4,540	1,274	6.3%
The Clancy (2)	6,378	3,645	(38.0)%
Sofitel Chicago Magnificent Mile	8,443	1,906	43.6%
Pier House Resort & Spa	12,817	2,642	38.9%
The Ritz-Carlton St. Thomas	38,048	4,067	57.7%
Park Hyatt Beaver Creek Resort & Spa	4,456	2,102	(16.6)%
Hotel Yountville	8,347	2,844	44.8%
The Ritz-Carlton Sarasota	19,328	2,304	32.9%
Hilton La Jolla Torrey Pines	7,368	1,996	16.2%
Bardessono Hotel and Spa	10,924	2,759	46.6%
The Ritz-Carlton Lake Tahoe	7,444	1,217	13.6%
Total	$139,772	2,202	17.5%
Non-comparable
Mr. C Beverly Hills Hotel	$4,531	n/a	n/a
_______________
(1) The hotel was closed from April 2020 through mid-August in 2020.
(2) The hotel was being renovated during 2020. Additionally the hotel was closed from April 11, 2020 through September 30, 2020.
Food and Beverage Revenue. Food and beverage revenue increased $40.0 million, or 79.7%, to $90.3 million during 2021 compared to 2020. This increase is primarily driven by the recovery from the COVID-19 pandemic. We experienced an aggregate increase in food and beverage revenue of $38.9 million at 12 comparable hotel properties as well as an increase of $1.7 million at the Mr. C Beverly Hills Hotel. These increases were partially offset by a decrease of $505,000 at the Capital Hilton.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $16.2 million, or 40.1%, to $56.7 million during 2021 compared to 2020.
The increase is attributable to higher other hotel revenue of $20.3 million at 12 comparable hotel properties and an increase of $407,000 at the Mr. C Beverly Hills Hotel, partially offset by a decrease of $462,000 at Capital Hilton.
During 2020, we also recognized business interruption revenue of $4.0 million at The Ritz-Carlton St. Thomas as a result of Hurricane Irma.
Rooms Expense. Rooms expense increased $21.8 million, or 57.2%, to $59.8 million in 2021 compared to 2020. The increase is attributable to an aggregate increase in rooms expense of $20.6 million at 13 comparable hotel properties due to the hotel properties recovering from the COVID-19 pandemic and an increase of $1.2 million at the Mr. C Beverly Hills Hotel.
Food and Beverage Expense. Food and beverage expense increased $28.9 million, or 62.6%, to $75.2 million during 2021 compared to 2020.
The increase is attributable to an aggregate increase of $28.7 million at 11 comparable hotel properties and an increase of $1.5 million at the Mr. C Beverly Hills Hotel, partially offset by an aggregate decrease of $1.2 million at the Capital Hilton and The Notary Hotel.
Other Operating Expenses. Other operating expenses increased $40.4 million, or 41.1%, to $138.9 million in 2021 compared to 2020. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $6.7 million in direct expenses and $33.7 million in indirect expenses and incentive management fees in 2021 compared to 2020.

Direct expenses were 4.9% of total hotel revenue in 2021 and 6.2% in 2020. The increase in direct expenses is associated with higher revenues as all of our comparable hotel properties are recovering from the COVID-19 pandemic and an increase of $30,000 at the Mr. C Beverly Hills Hotel.
The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $9.2 million comprising an increase of $8.2 million at our 13 comparable hotel properties and $943,000 at the Mr. C Beverly Hills Hotel; (ii) marketing costs of $8.3 million comprising an increase of $7.7 million at our 13 comparable hotel properties and $524,000 at the Mr. C Beverly Hills Hotel; (iii) repairs and maintenance of $5.3 million comprising an increase of $5.0 million at our 13 comparable hotel properties and $314,000 at the Mr. C Beverly Hills Hotel; (iv) lease expense of $976,000 comprising an increase of $953,000 at our 13 comparable hotel properties and $23,000 at the Mr. C Beverly Hills Hotel; (v) energy costs of $3.6 million comprised of an increase of $3.3 million at our 13 comparable hotel properties and $309,000 at the Mr. C Beverly Hills Hotel; and (vi) incentive management fees of $6.4 million comprising an increase of $6.4 million at our 13 comparable hotel properties and $65,000 at the Mr. C Beverly Hills Hotel.
Management Fees. Base management fees increased $5.9 million, or 81.9%, to $13.1 million in 2021 compared to 2020. Management fees increased $5.8 million at 13 comparable hotel properties and $195,000 at the Mr. C Beverly Hills Hotel.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $6.5 million, or 22.9%, to $35.0 million in 2021 compared to 2020. The increase is comprised of an aggregate increase of approximately $7.3 million at seven hotel properties. Approximately $6.6 million of the increase is primarily attributable to higher current year assessments at two hotel properties. The increase also includes $545,000 at the Mr. C Beverly Hills Hotel. These increases were partially offset by an aggregate decrease of approximately $1.4 million at six hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $391,000, or 0.5%, to $73.8 million for 2021 compared to 2020. The increase is comprised of an increase of $972,000 at the Mr. C Beverly Hills Hotel and an aggregate increase of $2.6 million at The Clancy, Marriott Seattle Waterfront, Hotel Yountville, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Lake Tahoe. These increases are partially offset by an aggregate decrease of $3.2 million at seven comparable hotel properties as a result of fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $4.2 million, or 22.5%, to $22.6 million in 2021 compared to 2020 due to increases in the base advisory fee of $825,000, reimbursable expenses of $507,000, incentive fee of $678,000 as well as an increase in equity-based compensation of $2.1 million.
In 2021, we recorded an advisory services fee of $22.6 million, which included a base advisory fee of $10.8 million, reimbursable expenses of $2.3 million and $9.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In 2020, we recorded an advisory services fee of $18.5 million, which included a base advisory fee of $10.0 million, reimbursable expenses of $1.8 million and $7.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to the incentive fee of $678,000 as a result of not meeting the FCCR threshold required for paying the final installment of the incentive fee incurred in 2018.
Gain on Legal Settlement. In 2021, we recognized a gain of $728,000 related to the settlement of a transfer tax matter with the City of San Francisco and $189,000 related to a billing dispute. In 2020, there was no such gain recognized.
Transaction Costs. In 2021, we recognized $563,000 of transaction costs associated with the acquisition of the Mr. C Beverly Hills Hotel. There were no transaction costs in 2020.
Corporate General and Administrative. Corporate general and administrative expense was $8.7 million in 2021 and $6.7 million in 2020. The increase in corporate general and administrative expenses is primarily due to higher public company costs of $658,000, higher miscellaneous expenses of $575,000 and an increase of $1.3 million related to our share of the reimbursed operating expenses of Ashford Securities, partially offset by lower professional fees of $497,000.
Gain (loss) on Insurance Settlement and Disposition of Assets. In 2020, we recognized a gain of $10.1 million as a result of finalizing the insurance settlement from Hurricane Irma. In 2021, we recognized a gain of $481,000 associated with proceeds received from an insurance claim, a gain of $18,000 upon disposition of certain fixed assets, as well as a gain of $197,000 associated with the sale of certain ERFP assets to Ashford Inc.
Equity in Earnings (Loss) of Unconsolidated Entity. In 2021 and 2020, we recorded equity in loss of unconsolidated entity of $252,000 and $217,000, respectively, related to our investment in OpenKey.

Interest Income. Interest income decreased $128,000, or 72.7%, to $48,000 for 2021 compared to 2020.
Other Income (Expense). Other expense decreased $5.1 million, or 100.0% to $0 in 2021 compared to 2020. In 2020, we recorded a realized loss of $3.6 million and $1.3 million on our disposition of interest rate floors and CMBX credit default swaps, respectively. We also recorded expense of $191,000 related to CMBX premiums and interest paid on collateral.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs decreased $14.2 million, or 31.5%, to $30.9 million for 2021 compared to 2020. The decrease is primarily due to lower interest expense from a lower average LIBOR rate, a credit to interest expense related to the amortization of default interest and late charges recorded on loans that were previously in default and the repayment of our secured term loan. These decreases were partially offset by higher interest expense from our Convertible Senior Notes and the mortgage loan associated with the Mr. C Beverly Hills Hotel acquisition. The average LIBOR rates for 2021 and 2020 were 0.10% and 0.52%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.0 million in 2021. This included a $1.2 million write-off of unamortized loan costs upon the payoff of our secured term loan payoff and $387,000 of third-party fees from amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. These third-party fees incurred in conjunction with these amendments were expensed in accordance with applicable accounting guidance. In addition, there was a write-off of loan costs of approximately $419,000 upon the $20 million pay-down of the mortgage loan assumed with the acquisition of the Mr. C Beverly Hills Hotel.
Write-off of loan costs and exit fees was $3.9 million for 2020, resulting from amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. These third-party fees incurred in conjunction with these amendments were expensed in accordance with applicable accounting guidance.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $32,000 for 2021 consisted of an unrealized gain of approximately $94,000 on warrants, partially offset by an unrealized loss of approximately $62,000 on interest rate caps.
Unrealized gain on derivatives of $5.0 million for 2020 consisted of a $3.6 million unrealized gain on interest rate floors associated with the recognition of realized losses and a $1.4 million unrealized gain on CMBX credit default swaps associated with the recognition of realized losses, partially offset by an unrealized loss of $93,000 on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense changed $5.7 million, from an income tax benefit of $4.4 million in 2020 to income tax expense of $1.3 million in 2021. This change was primarily due to an increase in the profitability of our TRS entities in 2021 compared to 2020.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $2.7 million and $6.4 million for 2021 and 2020, respectively. At both December 31, 2021 and 2020, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $3.6 million and $13.0 million for 2021 and 2020, respectively. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 8.83% and 9.43% as of December 31, 2021 and 2020, respectively.

Indebtedness
The following table sets forth our indebtedness (dollars in thousands):

Lender/Property(ies)	Number of Assets Encumbered	Outstanding Balance at December 31, 2021	Interest Rate at December 31, 2021	Amortization	Maturity Date (1)	Fully Extended Maturity Date
Securitized (2)	1	67,500	3.10%	Interest only	Apr-2022	Apr-2022
Park Hyatt Beaver Creek Resort & Spa, Beaver Creek, CO
Securitized (3)	4	435,000	2.26%	Interest only	Jun-2022	Jun-2025
The Notary Hotel, Philadelphia, PA
The Clancy, San Francisco, CA
Marriott Seattle Waterfront, Seattle, WA
Sofitel Chicago Magnificent Mile, Chicago, IL
Apollo (4)	1	42,500	4.95%	Interest only	Aug-2022	Aug-2024
The Ritz-Carlton, St. Thomas, USVI
BAML (5)	1	99,500	2.90%	Amortizing	Apr-2023	Apr-2023
The Ritz-Carlton, Sarasota, FL
BAML (6)	1	51,000	2.80%	Interest only	May-2023	May-2023
Hotel Yountville, Yountville, CA
BAML (6)	1	40,000	2.80%	Interest only	Aug-2023	Aug-2023
Bardessono Hotel and Spa, Yountville, CA
BAML (7)	1	54,000	2.35%	Interest only	Jan-2024	Jan-2024
The Ritz-Carlton, Lake Tahoe, CA
Prudential (8)	2	195,000	1.80%	Interest only	Feb-2024	Feb-2024
Capital Hilton, Washington, D.C.
Hilton La Jolla Torrey Pines, La Jolla, CA
LoanCore (9)	1	30,000	5.10%	Interest only	Aug-2024	Aug-2024
Mr. C Beverly Hills Hotel
BAML (10)	1	80,000	2.10%	Interest only	Sep-2024	Sep-2024
Pier House Resort & Spa, Key West, FL
Convertible Senior Notes	Equity	86,250	4.50%	Interest only	June-2026	June-2026
Equity
Total/Weighted Average	14	$1,180,750	2.65%
__________________
(1)    Maturity date assumes no future extensions.
(2)    Interest rate is variable at LIBOR plus 3.00%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.0%. This mortgage loan includes three one-year extension options subject to satisfaction of certain conditions, of which the third was exercised in April 2021.
(3)    Interest rate is variable at LIBOR plus 2.16%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 4.0%. This mortgage loan includes five one-year extension options subject to the satisfaction of certain conditions, of which the second was exercised in June 2021.
(4)    Interest rate is variable at LIBOR plus 3.95% with a LIBOR floor of 1.00%. This mortgage loan has three one-year extension options, subject to the satisfaction of certain conditions, of which the first was exercised in August 2021.
(5)    Interest rate is variable at LIBOR plus 2.65% with a LIBOR floor of 0.25%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%. The mortgage loan was interest only until July 1, 2021, at which time it began amortizing 1% annually for the remaining term. The stated maturity is April 2023.
(6)    Interest rate is variable at LIBOR plus 2.55%, with a LIBOR floor of 0.25%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.
(7)    Interest rate is variable at LIBOR plus 2.10%, with a LIBOR floor of 0.25%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.
(8)    Interest rate is variable at LIBOR plus 1.70%.
(9)    Interest rate is variable at LIBOR plus 3.60%, with a LIBOR floor of 1.50%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 2.0%.
(10)    Interest rate is variable at LIBOR plus 1.85%, with a LIBOR floor of 0.25%. This mortgage loan requires that we maintain an interest rate cap agreement with a counterparty, and the terms of that agreement provide for a LIBOR cap of 3.5%.

In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company. A portion of the proceeds were used to fully repay the secured term loan. See note 6 to our consolidated financial statements for a full description of our Convertible Senior Notes.
On September 23, 2021, the Company finalized an extension of its mortgage loans for the Bardessono Hotel and Spa with a final maturity in August 2022 and the Hotel Yountville with a final maturity in May 2022. Each of the loans was extended for one year beyond its original maturity on the same terms as the original loan.
On February 2, 2022, the Company refinanced its mortgage loan secured by the Park Hyatt Beaver Creek Resort & Spa, which had a final maturity date in April 2022. The new, non-recourse mortgage loan totals $70.5 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 2.86%.
The following mortgage loans include various financial cash trap triggers. The BAML Pier House mortgage loan, the BAML Bardessono mortgage loan, the BAML Yountville mortgage loan, the BAML Sarasota mortgage loan and the BAML Lake Tahoe mortgage loan all have a 1.20x debt service coverage ratio requirement. The Park Hyatt Beaver Creek Resort & Spa mortgage loan, outstanding at December 31, 2021, had a 10.0% debt yield requirement. The mortgage loan secured by four hotel properties has a 7.5% debt yield requirement, and the Apollo mortgage loan has a 12.0% debt yield requirement. When these provisions are triggered, substantially all of the profits generated by the hotel properties securing such loan are deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan.
As of December 31, 2021, our $435 million mortgage loan, our $195 million mortgage loan and our $54 million mortgage loan were in cash traps and approximately $157,000 of our restricted cash was subject to these cash traps. Additionally, at December 31, 2021, there was approximately $2.4 million of restricted cash, associated with two mortgage loans that were no longer in cash traps as of that date, which was subsequently released.
LIQUIDITY AND CAPITAL RESOURCES
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
As of December 31, 2021, the Company maintained unrestricted cash of $216.0 million and restricted cash of $47.4 million. The vast majority of the restricted cash comprises lender and manager held reserves. At the end of the year, there was also $27.5 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. For the year ended December 31, 2021, cash flows provided by operating activities were approximately $64.0 million. On March 4, 2022, our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the first quarter of 2022. Additionally, in March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on some of our mortgage loans, as discussed above. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT.
Our estimated future obligations as of December 31, 2021 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 6 to our consolidated financial statements, we have current obligations of $546.0 million and long-term obligations of $634.8 million. As of December 31, 2021, we held extension options to extend the principal for all of the debt due in the next twelve months except for $68.5 million. $67.5 million relates to the mortgage loan secured by the Park Hyatt Beaver Creek Resort & Spa that was refinanced on February 2, 2022. Additionally we have mortgage loan payments of approximately $1.0 million due in the next twelve months.
As discussed in note 17 to our consolidated financial statements, under our operating leases we have current obligations of approximately $3.3 million and long-term obligations of approximately $156.9 million. Additionally, as discussed in note 16 to our consolidated financial statements, we have short-term capital commitments of approximately $23.0 million.
Equity Transactions
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the year ended December 31, 2021, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of March 8, 2022, the Company has sold approximately 7.4 million shares of common stock and received gross proceeds of approximately $30.8 million under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager and wholesaler of the Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). The Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, our optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership agreement to conform to the terms of the Series E Articles Supplementary and Series M Articles Supplementary. As of March 8, 2022, the Company has issued approximately 2.9 million shares of Series E Preferred Stock and received net proceeds of approximately $65.4 million and issued approximately 37,000 shares of Series M Preferred Stock and received net proceeds of approximately $892,000. The Company also issued approximately 4,000 shares of Series E Preferred Stock pursuant to the dividend reinvestment plan.
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
On February 4, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd. (“YA”), pursuant to which the Company will be able to sell up to 7,780,786 shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on February 4, 2021, and terminating on the earliest of (i) the first day of the month next following the 36-month anniversary of the SEDA or (ii) the date on which YA shall have made payment of Advances (as defined in the SEDA) pursuant to the SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” means the lowest daily VWAP of the Company’s common stock during the five consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
At any time during the Commitment Period the Company may require YA to purchase shares of the Company’s common stock by delivering a written notice to YA setting forth the Advance Shares (as defined in the SEDA) that the Company desires to issue and sell to YA (the “Advance Notice”). The Company may deliver an Advance Notice for an initial Advance for up to 1,200,000 Advance Shares (the “Initial Advance”). The preliminary purchase price per share for such shares shall be 100% of the average daily VWAP for the five consecutive trading days immediately prior to the date of the Advance Notice.
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of March 8, 2022, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
From March 16, 2021 through March 8, 2022, Braemar entered into privately negotiated exchange agreements with certain holders of the Series B Convertible Preferred Stock in reliance on Section 3(a)(9) of the Securities Act. The Company agreed to exchange a total of approximately 2.0 million shares of its Series B Convertible Preferred stock for approximately 7.3 million shares of its common stock.
On April 21, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the Lincoln Park Purchase Agreement. The issuance of the shares of common stock pursuant to the Lincoln Park Purchase Agreement has been registered pursuant to the Company’s shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. The Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. Upon entering into the Lincoln Park Purchase Agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Lincoln Park Purchase Agreement. As of March 8, 2022, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
On May 25, 2021, the Company entered into an equity distribution agreement (the “Virtu May 2021 EDA”) with Virtu Americas LLC (“Virtu”), to sell from time to time shares of our common stock having an aggregate offering price of up to $50 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 8, 2022, the Company has sold approximately 8.3 million shares of common stock under the Virtu May 2021 EDA and received gross proceeds of approximately $50.0 million. All shares of common stock under the Virtu May 2021 EDA have been sold.
On July 12, 2021, the Company entered into a second equity distribution agreement (the “Virtu July 2021 EDA”)with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 8, 2022, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
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
On February 2, 2022, the Company refinanced its mortgage loan secured by the Park Hyatt Beaver Creek Resort & Spa, which had a final maturity date in April 2022. The new, non-recourse mortgage loan totals $70.5 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 2.86%.
Sources and Uses of Cash
We had approximately $216.0 million and $78.6 million of cash and cash equivalents at December 31, 2021 and December 31, 2020, respectively.
We anticipate using funds to pay for (i) capital expenditures for our 14 hotel properties, estimated to be approximately $60 million to $70 million in fiscal year 2022 and (ii) debt interest payments are estimated to be approximately $30.2 million in 2022 based on future payments using the one month LIBOR rate as of December 31, 2021. This estimate will fluctuate based on changes in the one-month LIBOR rate.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities were $64.0 million and $(50.3) million for the years ended December 31, 2021 and 2020, respectively. Cash flows from operations were impacted by the COVID-19 pandemic and changes in hotel operations of our 13 comparable hotel properties as well the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2021, net cash flows used in investing activities were $41.7 million. These cash outflows were primarily attributable to $25.6 million of capital improvements made to various hotel properties, approximately $17.6 million associated with the acquisition of the Mr. C

Beverly Hills Hotel and earnest money associated with the pending acquisition of Dorado Beach, a Ritz-Carlton Reserve, partially offset by proceeds of $1.8 million from the sale of certain ERFP assets to Ashford Inc.
For the year ended December 31, 2020, net cash flows used in investing activities were $16.5 million. These cash outflows were primarily attributable to $25.6 million of capital improvements made to various hotel properties offset by $9.0 million of insurance proceeds related to Hurricane Irma.
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2021, net cash flows provided by financing activities were $128.0 million. Cash inflows primarily consisted of net proceeds of $83.2 million from the issuance of our Convertible Senior Notes, $102.5 million from the issuance of common stock, $36.9 million from the issuance of preferred stock and contributions of $1.2 million from a noncontrolling interest in consolidated entities. The cash inflows were partially offset by repayments of indebtedness of $84.2 million, $9.1 million of dividend and distribution payments and $1.9 million of payments for loan costs and fees.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. There was no impairment charge recorded for the year ended December 31, 2021.
Income Taxes. At December 31, 2021 and 2020, we had a valuation allowance of approximately $17.3 million and $14.9 million, respectively, to partially reserve our deferred tax assets of our TRSs. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2021, we had TRS net operating loss carry forwards for U.S. federal income tax purposes of $61.2 million, of which $52.3 million is subject to expiration and will begin to expire in 2023. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carry forwards subject to expiration may be available to offset future taxable income, if any, for 2023 through 2034, with the remainder available to offset taxable income beyond 2034; however, there could be substantial limitations on their use imposed by the Code. Management determined that it is more likely than not that $17.3 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly.

The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards
In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting for equity securities, equity method investments, and certain derivative instruments. The ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments-Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and should be applied prospectively. We adopted the standard effective January 1, 2021, and the adoption of this standard did not have a material impact on our consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We plan to adopt ASU 2020-06 through the modified retrospective method on January 1, 2022. Upon adoption, the Convertible Senior Notes will be recorded as a single debt instrument at amortized cost, instead of being recorded as both a liability and equity. The Company will also cease recording non-cash interest expense associated with amortization of the debt discount associated with the conversion features. The adoption of ASU 2020-06 will result in an adjustment to additional paid-in capital, accumulated deficit, and the carrying value of our Convertible Senior Notes. The impact of adopting ASU 2020-06 will be an increase to “indebtedness, net” and a decrease to stockholders’ equity of approximately $5.6 million. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements, beyond the impact to our Convertible Senior Notes described above.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(32,911)	$(124,677)	$1,196
Interest expense and amortization of loan costs	30,901	45,104	54,507
Depreciation and amortization	73,762	73,371	70,112
Income tax expense (benefit)	1,324	(4,406)	1,764
Equity in (earnings) loss of unconsolidated entity	252	217	199
Company’s portion of EBITDA of OpenKey	(250)	(214)	(195)
EBITDA	73,078	(10,605)	127,583
(Gain) loss on insurance settlement and disposition of assets	(696)	(10,149)	(25,165)
EBITDAre	72,382	(20,754)	102,418
Amortization of favorable (unfavorable) contract assets (liabilities)	512	834	651
Transaction and conversion costs	2,637	1,370	2,076
Other (income) expense	—	5,126	13,947
Write-off of loan costs and exit fees	1,963	3,920	647
Unrealized (gain) loss on investment in Ashford Inc.	—	—	(7,872)
Unrealized (gain) loss on derivatives	(32)	(4,959)	1,103
Non-cash stock/unit-based compensation	10,204	7,892	7,943
Legal, advisory and settlement costs	(208)	2,023	527
Company’s portion of adjustments to EBITDAre of OpenKey	7	13	25
Adjusted EBITDAre	$87,465	$(4,535)	$121,465

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2021. The results of The Mr. C Beverly Hills Hotel are included from its acquisition date through December 31, 2021 (in thousands) (unaudited):

	Year Ended December 31, 2021
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Mr. C Beverly Hills Hotel	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$(11,082)	$1,915	$(10,181)	$5,053	$13,411	$2,310	$4,005	$(6,261)	$(15,467)	$15,342	$2,793	$(293)	$17,453	$(1,630)	$17,368	$(50,279)	$(32,911)
Non-property adjustments (2)	—	—	—	(117)	(96)	—	—	—	—	1	1	—	(671)	936	54	(54)	—
Interest income	—	—	—	—	—	—	—	—	(3)	(22)	—	(12)	(2)	—	(39)	39	—
Interest expense	—	—	—	1,039	1,606	1,303	2,075	—	—	3,518	1,205	54	2,134	644	13,578	15,117	28,695
Amortization of loan costs	—	—	—	162	294	180	14	—	—	352	144	—	68	66	1,280	926	2,206
Depreciation and amortization	7,448	4,293	6,582	2,581	2,883	2,572	3,526	8,333	13,258	6,347	2,931	3,965	8,071	972	73,762	—	73,762
Income tax expense (benefit)	—	(43)	—	—	—	—	—	(7)	—	—	—	—	101	—	51	1,273	1,324
Non-hotel EBITDA ownership expense (income)	292	70	39	490	(59)	68	(11)	(141)	(5)	125	761	(157)	396	64	1,932	(1,932)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	(3,342)	6,235	(3,560)	9,208	18,039	6,433	9,609	1,924	(2,217)	25,663	7,835	3,557	27,550	1,052	107,986	(34,910)	73,076
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	839	(1,562)	—	—	—	—	—	—	—	—	—	—	—	—	(723)	723	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	252	252
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(250)	(250)
Hotel EBITDA attributable to the Company and OP unitholders	$(2,503)	$4,673	$(3,560)	$9,208	$18,039	$6,433	$9,609	$1,924	$(2,217)	$25,663	$7,835	$3,557	$27,550	$1,052	$107,263	$(34,185)	$73,078
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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(32,911)	$(124,677)	$1,196
(Income) loss attributable to noncontrolling interest in consolidated entities	2,650	6,436	(2,032)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	3,597	12,979	1,207
Preferred dividends	(8,745)	(10,219)	(10,142)
Gain (loss) on extinguishment of preferred stock	(4,595)	—	—
Net income (loss) attributable to common stockholders	(40,004)	(115,481)	(9,771)
Depreciation and amortization on real estate (1)	71,072	70,426	66,933
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(3,597)	(12,979)	(1,207)
Equity in (earnings) loss of unconsolidated entity	252	217	199
(Gain) loss on insurance settlement and disposition of assets	(696)	(10,149)	(25,165)
Company’s portion of FFO of OpenKey	(251)	(216)	(201)
FFO available to common stockholders and OP unitholders	26,776	(68,182)	30,788
Series B Convertible Preferred Stock dividends	4,747	6,919	6,842
(Gain) loss on extinguishment of preferred stock	4,595	—	—
Transaction and conversion costs	2,637	1,370	2,076
Other (income) expense	—	5,126	13,947
Interest expense on Convertible Senior Notes	3,378	—	—
Interest expense accretion on refundable membership club benefits	772	818	864
Write-off of loan costs and exit fees	1,963	3,920	647
Amortization of loan costs (1)	2,121	3,332	4,263
Unrealized (gain) loss on investment in Ashford Inc.	—	—	(7,872)
Unrealized (gain) loss on derivatives	(32)	(4,959)	1,103
Non-cash stock/unit-based compensation	10,204	7,892	7,943
Legal, advisory and settlement costs	(208)	2,023	527
Company’s portion of adjustments to FFO of OpenKey	7	13	28
Adjusted FFO available to common stockholders, OP unitholders, Series B Cumulative Convertible preferred stockholders and convertible note holders on an “as converted” basis	$56,960	$(41,728)	$61,156
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization on real estate	$(2,690)	$(2,945)	$(3,179)
Amortization of loan costs	(87)	(77)	(80)

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
At December 31, 2021, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at December 31, 2021, would be approximately $2.7 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2021, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Braemar Hotels & Resorts Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Hotel Property Acquisition for Mr. C Beverly Hills Hotel

As described in Note 4 to the consolidated financial statements, the Company acquired a 100% interest in the Mr. C Beverly Hills Hotel and five luxury residences adjacent to the hotel on August 5, 2021 (“the Acquisition”). The total consideration consisted of $10.0 million of cash, 2.5 million Braemar OP common units with a fair value of approximately $13.2 million and 500,000 warrants for the purchase of Braemar common stock with a fair value of approximately $1.5 million. Management utilized various estimates in the fair value assessment related to the Acquisition.

We identified the evaluation of the fair value of the investment in hotel properties acquired in the Acquisition as a critical audit matter. Specifically, there was judgment applied by management when developing the fair value estimates used to allocate the purchase consideration to the acquired land, hotel building, residences and respective improvements, which also included making judgments about the valuation methodologies (e.g., market approach and cost approach) and inputs to the valuation model. Auditing these matters involved especially challenging auditor effort due to the specialized skills and knowledge required to evaluate the valuation methodologies and the reasonableness of the inputs used to determine the fair value of the investment in hotel properties acquired.

The primary procedures we performed to address this critical audit matter utilized valuation professionals with specialized knowledge and skills, who assisted in:

•Assessing the appropriateness of the valuation methodologies utilized to allocate the purchase consideration;
•Assessing the relevance of the market comparable transactions utilized by management to determine the fair value of the acquired land, by independently reviewing similar transactions from industry sources compared to transactions used by the Company in reaching its conclusion on the fair value of the acquired elements; and
•Assessing the reasonableness of the fair value of the hotel building, residences and respective improvements by comparing the replacement cost to observable market information.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 10, 2022

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Investments in hotel properties, gross	$1,845,078	$1,784,849
Accumulated depreciation	(399,481)	(360,259)
Investments in hotel properties, net	1,445,597	1,424,590
Cash and cash equivalents	215,998	78,606
Restricted cash	47,376	34,544
Accounts receivable, net of allowance of $126 and $227, respectively	23,701	13,557
Inventories	3,128	2,551
Prepaid expenses	4,352	4,405
Investment in unconsolidated entity	1,689	1,708
Derivative assets	139	—
Operating lease right-of-use assets	80,462	81,260
Other assets	23,588	14,898
Intangible assets, net	4,261	4,640
Due from related parties, net	1,770	991
Due from third-party hotel managers	27,461	12,271
Total assets	$1,879,522	$1,674,021
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,172,678	$1,130,594
Accounts payable and accrued expenses	96,316	61,758
Dividends and distributions payable	2,173	2,736
Due to Ashford Inc.	1,474	2,772
Due to third-party hotel managers	610	1,393
Operating lease liabilities	60,937	60,917
Other liabilities	20,034	18,077
Derivative liabilities	1,435	—
Total liabilities	1,355,657	1,278,247
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 and 5,031,473 shares issued and outstanding at December 31, 2021 and December 31, 2020	65,426	106,949
Series E redeemable preferred stock, $0.01 par value, 1,710,399 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	39,339	—
Series M redeemable preferred stock, $0.01 par value, 29,044 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	715	—
Redeemable noncontrolling interests in operating partnership	36,087	27,655
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 65,365,470 and 38,274,770 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	653	382
Additional paid-in capital	707,418	541,870
Accumulated deficit	(309,240)	(266,010)
Total stockholders’ equity of the Company	398,847	276,258
Noncontrolling interest in consolidated entities	(16,549)	(15,088)
Total equity	382,298	261,170
Total liabilities and equity	$1,879,522	$1,674,021
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Rooms	$280,568	$136,265	$303,848
Food and beverage	90,299	50,263	115,085
Other	56,675	40,446	68,674
Total hotel revenue	427,542	226,974	487,607
Other	—	—	7
Total revenue	427,542	226,974	487,614
EXPENSES
Hotel operating expenses:
Rooms	59,818	38,054	70,297
Food and beverage	75,177	46,246	85,679
Other expenses	138,914	98,467	151,063
Management fees	13,117	7,210	16,573
Total hotel operating expenses	287,026	189,977	323,612
Property taxes, insurance and other	34,997	28,483	27,985
Depreciation and amortization	73,762	73,371	70,112
Advisory services fee	22,641	18,486	20,527
(Gain) loss on legal settlements	(917)	—	—
Transaction costs	563	—	704
Corporate general and administrative	8,717	6,657	5,435
Total expenses	426,789	316,974	448,375
Gain (loss) on insurance settlement and disposition of assets	696	10,149	25,165
OPERATING INCOME (LOSS)	1,449	(79,851)	64,404
Equity in earnings (loss) of unconsolidated entity	(252)	(217)	(199)
Interest income	48	176	1,087
Other income (expense)	—	(5,126)	(13,947)
Interest expense and amortization of discounts and loan costs	(30,901)	(45,104)	(54,507)
Write-off of loan costs and exit fees	(1,963)	(3,920)	(647)
Unrealized gain (loss) on investment in Ashford Inc.	—	—	7,872
Unrealized gain (loss) on derivatives	32	4,959	(1,103)
INCOME (LOSS) BEFORE INCOME TAXES	(31,587)	(129,083)	2,960
Income tax (expense) benefit	(1,324)	4,406	(1,764)
NET INCOME (LOSS)	(32,911)	(124,677)	1,196
(Income) loss attributable to noncontrolling interest in consolidated entities	2,650	6,436	(2,032)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,597	12,979	1,207
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(26,664)	(105,262)	371
Preferred dividends	(8,745)	(10,219)	(10,142)
Gain (loss) on extinguishment of preferred stock	(4,595)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(40,004)	$(115,481)	$(9,771)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.76)	$(3.39)	$(0.32)
Weighted average common shares outstanding – basic	52,684	33,998	32,289
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.76)	$(3.39)	$(0.32)
Weighted average common shares outstanding – diluted	52,684	33,998	32,289
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME (LOSS)	$(32,911)	$(124,677)	$1,196
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(32,911)	(124,677)	1,196
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	2,650	6,436	(2,032)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,597	12,979	1,207
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(26,664)	$(105,262)	$371
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	1,600	$16	32,512	$325	$512,545	$(115,410)	$(5,391)	$392,085	4,966	$106,123	—	$—	—	$—	$44,885
Impact of adoption of new accounting standard	—	—	—	—	—	(103)	—	(103)	—	—	—	—	—	—	—
Distribution of Ashford Inc. common stock	—	—	—	—	—	(3,509)	—	(3,509)	—	—	—	—	—	—	(456)
Purchase of common stock	—	—	(45)	—	(520)	—	—	(520)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,342	—	—	5,342	—	—	—	—	—	—	2,601
Issuance of restricted shares/units	—	—	260	2	(2)	—	—	—	—	—	—	—	—	—	8
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	42	797	—	—	—	—	—
Preferred shares issuance costs	—	—	—	—	(13)	—	—	(13)	—	—	—	—	—	—	—
Dividends declared – common stock ($0.64/share)	—	—	—	—	—	(21,302)	—	(21,302)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,842)	—	(6,842)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,654)	(2,654)	—	—	—	—	—	—	(2,594)
Redemption/conversion of operating partnership units	—	—	165	2	2,199	—	—	2,201	—	—	—	—	—	—	(2,201)
Net income (loss)	—	—	—	—	—	371	2,032	2,403	—	—	—	—	—	—	(1,207)
Redemption value adjustment	—	—	—	—	—	(534)	—	(534)	—	—	—	—	—	—	534
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	—	$—	—	$—	$41,570
Purchase of common stock	—	—	(47)	—	(155)	—	—	(155)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,746	—	—	5,746	—	—	—	—	—	—	2,146
Issuance of restricted shares/units	—	—	379	3	(3)	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(10)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	23	29	—	—	—	—	—
Issuance of common stock	—	—	4,729	47	13,280	—	—	13,327	—	—	—	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	202	—	202	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,919)	—	(6,919)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—	—	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	270
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	—	—	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(105,262)	(6,436)	(111,698)	—	—	—	—	—	—	(12,979)
Redemption value adjustment	—	—	—	—	—	(102)	—	(102)	—	—	—	—	—	—	102
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	—	$—	—	$—	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	6,891	—	—	6,891	—	—	—	—	—	—	3,292
Issuance of common stock	—	—	18,243	183	102,134	—	—	102,317	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	1,710	36,211	29	582	—
Issuance of restricted shares/units	—	—	764	8	(8)	—	—	—	—	—	—	—	—	—	—
Issuance of common units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,175
Forfeiture of restricted common shares	—	—	(26)	—	—	—	—	—	—	—	—	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	143	—	143	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(4,747)	—	(4,747)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.00/share)	—	—	—	—	—	(683)	—	(683)	—	—	—	—	—	—	—

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Dividends declared – preferred stock - Series M ($0.85/share)	—	—	—	—	—	(15)	—	(15)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	1,189	1,189	—	—	—	—	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	38
Redemption/conversion of operating partnership units	—	—	868	9	4,575	—	—	4,584	—	—	—	—	—	—	(4,584)
Net income (loss)	—	—	—	—	—	(26,664)	(2,650)	(29,314)	—	—	—	—	—	—	(3,597)
Extinguishment of preferred stock	—	—	7,291	71	46,047	(4,595)	—	41,523	(1,953)	(41,523)	—	—	—	—	—
Equity component of Convertible Senior Notes	—	—	—	—	6,257	—	—	6,257	—	—	—	—	—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(3,261)	—	(3,261)	—	—	—	3,128	—	133	—
Redemption value adjustment	—	—	—	—	—	(108)	—	(108)	—	—	—	—	—	—	108
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(32,911)	$(124,677)	$1,196
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	73,762	73,371	70,112
Equity-based compensation	10,183	7,892	7,943
Bad debt expense	436	727	444
Amortization of loan costs, discounts and capitalized default interest	(205)	854	4,343
Write-off of loan costs and exit fees	1,963	3,920	647
Amortization of intangibles	512	834	651
Amortization of non-refundable membership initiation fees	(1,029)	(440)	(181)
Interest expense accretion on refundable membership club deposits	772	818	864
(Gain) loss on insurance settlement and disposition of assets	(696)	(10,149)	(25,165)
Realized and unrealized (gain) loss on investment in Ashford Inc.	—	—	5,552
Realized and unrealized (gain) loss on derivatives	(32)	(24)	1,381
Net settlement of trading derivatives	—	698	(1,076)
Equity in (earnings) loss of unconsolidated entity	252	217	199
Deferred income tax expense (benefit)	(174)	(956)	764
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	(11,036)	4,057	(5,788)
Prepaid expenses and other assets	(793)	(1,460)	(2,228)
Accounts payable and accrued expenses	35,976	(10,499)	13,394
Operating lease right-of-use assets	574	541	518
Due to/from related parties, net	(779)	(440)	(775)
Due to/from third-party hotel managers	(15,491)	4,075	(5,484)
Due to/from Ashford Inc.	720	(1,674)	(555)
Operating lease liabilities	(268)	(223)	(194)
Other liabilities	2,214	2,251	(300)
Net cash provided by (used in) operating activities	63,950	(50,287)	66,262

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	—	9,037	11,020
Net proceeds from disposition of assets	1,816	—	10,300
Proceeds from sale of investment in Ashford Inc.	—	—	597
Acquisition of hotel properties	(17,615)	—	(111,751)
Investment in unconsolidated entity	(233)	(26)	(332)
Improvements and additions to hotel properties	(25,644)	(25,552)	(136,259)
Net cash provided by (used in) investing activities	(41,676)	(16,541)	(226,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	83,231	109,317	329,500
Repayments of indebtedness	(84,224)	(47,822)	(257,086)
Payments of loan costs and exit fees	(1,898)	(6,485)	(4,447)
Payments for derivatives	(200)	(92)	(115)
Purchase of common stock	(376)	(263)	(384)
Payments for dividends and distributions	(9,088)	(16,154)	(33,409)
Proceeds from issuance of preferred stock	36,855	474	645
Proceeds from issuance of common stock	102,461	13,259	—
Contributions from noncontrolling interest in consolidated entities	1,189	—	—
Distributions to noncontrolling interest in consolidated entities	—	(2,639)	(2,654)
Other	—	—	8
Net cash provided by (used in) financing activities	127,950	49,595	32,058
Net change in cash, cash equivalents and restricted cash	150,224	(17,233)	(128,105)
Cash, cash equivalents and restricted cash at beginning of period	113,150	130,383	258,488
Cash, cash equivalents and restricted cash at end of period	$263,374	$113,150	$130,383

	Year Ended December 31,
	2021	2020	2019

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$31,635	$27,900	$49,645
Income taxes paid (refunded)	(14)	140	(11)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$2,173	$2,736	$9,143
Common stock purchases accrued but not paid	—	28	136
Issuance of common units for hotel acquisition	13,175	—	—
Issuance of warrants in hotel acquisition	1,528	—	—
Assumption of debt in hotel acquisition	49,815	—	—
Capital expenditures accrued but not paid	4,564	8,993	18,572
Distribution of Ashford Inc. common stock	—	—	3,965
Non-cash loan proceeds associated with accrued interest	—	2,229	—
Non-cash loan principal associated with default interest and late charges	—	9,859	—
Non-cash extinguishment of preferred stock	41,523	—	—
Issuance of common stock from preferred stock exchange	46,118	—	—
Accrued common stock offering expense	76	—	—
Unsettled common stock offering proceeds	—	68	—
Unsettled preferred stock offering proceeds	—	—	75
Accrued preferred stock offering expenses	101	—	33
Non-cash preferred stock dividends	39	—	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$78,606	$71,995	$182,578
Restricted cash at beginning of period	34,544	58,388	75,910
Cash, cash equivalents and restricted cash at beginning of period	$113,150	$130,383	$258,488

Cash and cash equivalents at end of period	$215,998	$78,606	$71,995
Restricted cash at end of period	47,376	34,544	58,388
Cash, cash equivalents and restricted cash at end of period	$263,374	$113,150	$130,383
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021, 2020 and 2019

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
The accompanying consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of December 31, 2021, own 14 hotel properties in six states, the District of Columbia and the U.S. Virgin Islands (“USVI”). The portfolio includes 12 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,875 total rooms, or 3,640 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of December 31, 2021, 13 of our 14 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations.
As of December 31, 2021, 11 of the 14 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Corporation (“Hyatt”), Ritz-Carlton (Virgin Islands), Inc. and The Ritz-Carlton Hotel Company, L.L.C., each of which is an affiliate of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
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
As of December 31, 2021, the Company maintained unrestricted cash of $216.0 million and restricted cash of $47.4 million. The vast majority of the restricted cash comprises lender and manager held reserves. As of December 31, 2021, there

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

was also $27.5 million due to the Company from third-party hotel managers, which is primarily the Company’s cash held by one of its property managers which is also available to fund hotel operating costs. On March 4, 2022, our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the first quarter of 2022.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For property and equipment acquired in a business combination, we record the sets acquired based on their fair value as of the acquisition date. Replacements and improvements and finance leases are capitalized, while repairs and maintenance are expense as incurred. Property and equipment acquired in an asset acquisition are recorded at cost. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. Acquisition cost is allocated using relative fair values. We evaluate several factors, including weighted market data for similar assets, expected future cash flows discounted at risk adjusted rates, and replacement costs for assets to determine an appropriate exit cost when evaluating the fair values.
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
Investment in Unconsolidated Entity—As of December 31, 2021, we held a 7.8% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the years ended December 31, 2021, 2020 and 2019. See note 5.
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
Intangible Assets, net—Intangible assets, net represents the customer relationships associated with The Ritz-Carlton Sarasota acquisition, which are amortized using the straight-line method over its expected useful life, which approximates amortization based on economic consumption. See note 19.
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
Due to/from Related Parties, net—Due to/from related parties, net, represent current receivables and payables resulting from transactions related to hotel management with a related party. Due to/from related parties is generally settled within a period not exceeding one year. See note 15.
Due to/from Ashford Inc.—Due to/from Ashford Inc. represents payables related to the advisory services fee, including reimbursable expenses as well as other hotel products and services. These payables are generally settled within a period not exceeding one year. See note 15.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at December 31, 2021 and 2020, and is reported in equity in our consolidated balance sheets.
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
Revenue Recognition—Rooms revenue represents revenues from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

established period of time prior to the reservation. Our advance deposit balance as of December 31, 2021 and 2020 was $31.8 million and $16.2 million, respectively, and are generally recognized as revenue within a one-year period.
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
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2021, 2020 and 2019, we incurred advertising costs of $4.0 million, $2.1 million and $4.5 million, respectively. Advertising costs are included in “other” hotel expenses in our consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. PSUs and Performance LTIP units granted to certain executive officers vest based on time and market conditions and are measured at the grant date fair value based on a Monte Carlo simulation valuation model.
With respect to the 2019 and 2020 award agreements, the number of PSUs and Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specific relative total stockholder return based on the formulas determined by the Company’s compensation committee on the grant date. The performance criteria for the PSUs and Performance LTIP units are based on market conditions under the relevant literatures. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
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
The entities that own 13 of our 14 hotel properties are considered partnerships for U.S. federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the 14 hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be TRSs of Braemar.
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU: (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. We plan to adopt ASU 2020-06 through the modified retrospective method on January 1, 2022. Upon adoption, the Convertible Senior Notes will be recorded as a single debt instrument at amortized cost, instead of being recorded as both a liability and equity. The Company will also cease recording non-cash interest expense associated with amortization of the debt discount associated with the conversion features. The adoption of ASU 2020-06 will result in an adjustment to additional paid-in capital, accumulated deficit, and the carrying value of our Convertible Senior Notes. The impact of adopting ASU 2020-06 will be an increase to “indebtedness, net” and a decrease to stockholders’ equity of approximately $5.6 million. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements, beyond the impact to our Convertible Senior Notes described above.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	6	$91,283	$27,205	$12,938	$—	$131,426
Colorado	1	17,303	10,936	7,945	—	36,184
Florida	2	65,974	27,148	21,094	—	114,216
Illinois	1	14,422	3,418	1,153	—	18,993
Pennsylvania	1	11,889	1,493	776	—	14,158
Washington	1	15,105	1,632	1,578	—	18,315
Washington, D.C.	1	9,773	3,014	1,142	—	13,929
USVI	1	54,819	15,453	10,049	—	80,321
Total	14	$280,568	$90,299	$56,675	$—	$427,542

	Year Ended December 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$46,291	$13,573	$8,056	$—	$67,920
Colorado	1	12,847	6,178	6,529	—	25,554
Florida	2	33,829	17,009	14,446	—	65,284
Illinois	1	5,979	1,293	610	—	7,882
Pennsylvania	1	7,349	1,227	424	—	9,000
Washington	1	5,604	797	620	—	7,021
Washington, D.C.	1	7,595	3,519	1,604	—	12,718
USVI	1	16,771	6,667	8,157	—	31,595
Total	13	$136,265	$50,263	$40,446	$—	$226,974

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2019
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Other	Total
California	5	$115,826	$37,022	$15,930	$—	$168,778
Colorado	1	18,209	12,430	10,049	—	40,688
Florida	2	47,166	26,656	16,758	—	90,580
Illinois	1	25,366	7,839	1,565	—	34,770
Pennsylvania	1	26,016	4,738	1,133	—	31,887
Washington	1	29,235	6,633	1,629	—	37,497
Washington, D.C.	1	38,735	16,710	1,840	—	57,285
USVI	1	3,295	3,057	19,770	—	26,122
Corporate entities	—	—	—	—	7	7
Total	13	$303,848	$115,085	$68,674	$7	$487,614
For the years ended December 31, 2020 and 2019, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $4.0 million and $19.3 million, respectively. This revenue is included in “other” hotel revenue in our consolidated statement of operations. There was no such revenue recorded for the year ended December 31, 2021 as the insurance claim was fully settled in 2020.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$480,530	$455,298
Buildings and improvements	1,215,810	1,190,437
Furniture, fixtures and equipment	123,954	127,692
Construction in progress	12,038	11,422
Residences	12,746	—
Total cost	1,845,078	1,784,849
Accumulated depreciation	(399,481)	(360,259)
Investments in hotel properties, net	$1,445,597	$1,424,590
The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $1.4 billion and $1.3 billion as of December 31, 2021 and 2020, respectively.
For the years ended December 31, 2021, 2020 and 2019, depreciation expense was $73.0 million, $72.8 million and $69.5 million, respectively.
Impairment Charges and Insurance Recoveries
For the years ended December 31, 2020 and 2019, the Company received proceeds of $14.5 million and $36.6 million, respectively, from our insurance carriers for property damage and business interruption from Hurricane Irma. In September 2020, the Company reached a final settlement with its insurance carriers related to Hurricane Irma. Upon settlement, the Company recorded a gain of $10.1 million as the proceeds received exceeded the carrying value of the hotel property at the time of the loss. Additionally, for the year ended December 31, 2019, the Company recorded a gain of $26.2 million upon settlement of a portion of the insurance claim. For the year ended December 31, 2021, we recognized a gain of $481,000 associated with proceeds received from an insurance claim.
During the years ended December 31, 2021, 2020 and 2019, no impairment charges were recorded.
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
The acquisition of the Mr. C Beverly Hills Hotel included the hotel and the adjacent luxury residences (the “residences”). We have accounted for the transaction as a business combination under Accounting Standards Codification (“ASC”) 805- Business Combinations. We prepared the purchase price allocation of the assets acquired and liabilities assumed. The final purchase price allocation was completed with the assistance of a third party appraisal firm during the year ended December 31, 2021.
This valuation is considered a Level 3 valuation technique, as noted in the following table (in thousands):

Land	$25,232
Buildings and improvements	35,689
Furniture, fixtures and equipment	758
Residences	12,746
Investments in hotel properties	74,425
Inventories	94
Mortgage loan	(49,815)
$24,704
Net other assets (liabilities)	$(486)
The results of operations of the hotel property have been included in our results of operations from the acquisition date. The table below summarizes the total revenue and net income (loss) in our consolidated statements of operations for the year ended December 31, 2021:

Year Ended December 31, 2021
Total revenue	$6,592
Net income (loss)	(1,630)
Pro Forma Financial Results
The following table reflects the unaudited pro forma results of operations as if the acquisitions had occurred and the applicable indebtedness was incurred on January 1, 2020, and the removal of $563,000 of non-recurring transaction costs directly attributable to the acquisition for the year ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020
Total revenue	$433,813	$235,379
Net income (loss)	$(32,720)	$(128,461)
Net income (loss) attributable to common stockholders	$(38,334)	$(111,613)
Pro forma income (loss) per share;
Basic	$(0.72)	$(3.28)
Diluted	$(0.72)	$(3.28)
Weighted average common shares outstanding (in thousands):
Basic	52,684	33,998
Diluted	52,684	33,998
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. In 2021, the Company made additional investments of $233,000. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of December 31, 2021, the Company has made investments in OpenKey totaling $2.6 million.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our investment is recorded as “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the years ended December 31, 2021, 2020 and 2019.
The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2021	December 31, 2020
Carrying value of the investment in OpenKey (in thousands)	$1,689	$1,708
Ownership interest in OpenKey	7.8%	8.2%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Equity in earnings (loss) of unconsolidated entity	$(252)	$(217)	$(199)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (12)	Interest Rate	December 31, 2021		December 31, 2020
					Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	April 2022	April 2022	LIBOR (1) +3.00%	$67,500	$137,718	$67,500	$140,516
Mortgage loan (4)	The Notary Hotel	June 2022	June 2025	LIBOR (1) + 2.16%	435,000	417,109	435,000	439,215
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (5)	The Ritz-Carlton St. Thomas	August 2022	August 2024	LIBOR (1) + 3.95%	42,500	124,114	42,500	130,216
Term loan (6)	Equity	October 2022	October 2022	Base Rate (2) + 1.25% to 2.65% or LIBOR (1) + 2.25% to 3.65%	—	—	61,495	—
Mortgage loan (7)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	99,500	162,621	100,000	163,814
Mortgage loan (7) (8)	Hotel Yountville	May 2023	May 2023	LIBOR (1) + 2.55%	51,000	85,847	51,000	87,795
Mortgage loan (7) (8)	Bardessono Hotel and Spa	August 2023	August 2023	LIBOR (1) + 2.55%	40,000	53,413	40,000	56,645
Mortgage loan (7)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	LIBOR (1) + 2.10%	54,000	112,713	54,000	113,821
Mortgage loan (9)	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,000	193,194	197,229	203,918
	Hilton La Jolla Torrey Pines
Mortgage loan (10)	Mr. C Beverly Hills Hotel	August 2024	August 2024	LIBOR (1) + 3.60%	30,000	73,587	—	—
Mortgage loan (7)	Pier House Resort & Spa	September 2024	September 2024	LIBOR (1) + 1.85%	80,000	85,281	80,000	88,650
Convertible Senior Notes (11)	Equity	June 2026	June 2026	4.50%	86,250	—	—	—
					1,180,750	1,445,597	1,128,724	1,424,590
Capitalized default interest and late charges					3,904		7,304
Deferred loan costs, net					(3,538)		(5,434)
Discounts, net					(8,438)		—
Indebtedness, net					$1,172,678	$1,445,597	$1,130,594	$1,424,590
__________________
(1)LIBOR rates were 0.101% and 0.144% at December 31, 2021 and December 31, 2020, respectively.
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
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. As of December 31, 2021, no loans are in default. See note 15 for discussion of the loan modification agreement with Lismore Capital LLC (“Lismore”). The Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges. No gain or loss was recognized during 2020, as the carrying amount of the original loans was not greater than the undiscounted cash flows of the modified loans.
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of default interest and late charges capitalized into indebtedness for the year ended December 31, 2020 was $9.9 million. The amount of principal amortization for the years ended December 31, 2021 and 2020 was $3.4 million and $2.6 million, respectively.
On August 5, 2021, in connection with the acquisition of the Mr. C Beverly Hills Hotel and the adjacent residences, the Company assumed a $50 million mortgage loan and repaid $20 million upon closing. This mortgage loan provides for an interest rate of LIBOR + 3.60%. The mortgage loan is interest only with a stated maturity in August 2024.
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
The Convertible Senior Notes are governed by an indenture (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. The Company recorded coupon interest expense of $2.4 million for the year ended December 31, 2021.
The Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component was calculated using a discount rate of 7.1%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Senior Notes. The $6.3 million carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the net proceeds of the Convertible Senior Notes. The amount recorded in equity is not subject to remeasurement or amortization. The initial discount of $9.3 million is accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Senior Notes. The Company recorded discount amortization of $974,000 for the year ended December 31, 2021, with the remaining discount balance to be amortized through June 2026.
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
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2021, we were in compliance with all covenants.
Maturities and scheduled amortization of indebtedness as of December 31, 2021, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2022	$546,000
2023	189,500
2024	359,000
2025	—
2026	86,250
Thereafter	—
Total	$1,180,750
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Year Ended December 31,
Interest rate caps:(1)	2021	2020	2019
Notional amount (in thousands)	$882,500	$602,500	$391,000
Strike rate low end of range	0.75%	3.00%	3.00%
Strike rate high end of range	4.00%	4.00%	7.80%
Effective date range	January 2021- September 2021	March 2020 - June 2020	January 2019 - December 2019
Termination date range	February 2022- August 2024	April 2021 - June 2021	March 2020 -October 2021
Total cost of interest rate caps (in thousands)	$200	$92	$115

Interest rate floors:
Notional amount (in thousands)	$—	$—	$2,000,000
Strike rate low end of range			1.63%
Strike rate high end of range			1.63%
Effective date			January 2019
Termination date			March 2020
Total cost of interest rate floors (in thousands)	$—	$—	$75
_______________
(1)    No instruments were designated as cash flow hedges.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest rate derivatives consisted of the following:

Interest rate caps: (1)	December 31, 2021	December 31, 2020
Notional amount (in thousands)	$882,500	$779,000
Strike rate low end of range	0.75%	3.00%
Strike rate high end of range	4.00%	4.00%
Termination date range	February 2022 - August 2024	February 2021 - October 2021
Aggregate principal balance on corresponding mortgage loans (in thousands)	$857,000	$779,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Mr. C Beverly Hills Hotel and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrant by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflects the fair market value of the Company’s common stock. As of December 31, 2021, no warrants have been exercised.
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
In applying the guidance in ASC 815, it was determined that the warrants should be classified as a liability as a result of certain settlement provisions. The warrants are included in derivative liabilities on the consolidated balance sheet and changes in value are reported as a component of unrealized gain (loss) on derivatives on the consolidated statements of operations. This is a Level 2 valuation technique.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2021, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.101% to 1.500% for the remaining term of our

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$139	$—	$139
Total	$—	$139	$—	$139	(1)
Liabilities
Derivative liabilities:
Warrants	—	(1,435)	$—	(1,435)	(2)
Net	$—	$(1,296)	$—	$(1,296)
__________________
(1)Reported as “derivative assets” in our consolidated balance sheet.
(2)Reported as “derivative liabilities” in our consolidated balance sheet.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2021	2020		2019
Assets
Derivative assets:
Interest rate derivatives - floors	$—	$—		$(152)
Interest rate derivatives - caps	$(62)	$(93)		$(134)
Credit default swaps	—	117	(1)	(1,095)	(1)
Total derivative assets	$(62)	$24		$(1,381)

Non-derivative assets:
Investment in Ashford Inc.	$—	$—		$(5,552)
Total	$(62)	$24		$(6,933)
Liabilities
Derivative liabilities:
Warrants	94	—		—
Net	$32	$24		$(6,933)

Total combined
Interest rate derivatives - floors	$—	$3,615		$126
Interest rate derivatives - caps	(62)	(93)		(134)
Credit default swaps	—	1,437		(1,095)
Warrants	94	—		—
Unrealized gain (loss) on derivatives	32	4,959		(1,103)
Realized gain (loss) on credit default swaps	—	(1,320)		—
Realized gain (loss) on interest rate floors	—	(3,615)	(2)	(278)	(2)
Unrealized gain (loss) on investment in Ashford Inc.	—	—		7,872
Realized gain (loss) on investment in Ashford Inc.	—	—		(13,424)
Net	$32	$24		$(6,933)
_______________
(1)Excludes costs associated with credit default swaps of $191 and $253 for the years ended December 31, 2020 and 2019, respectively, which is included in “other income (expense)” in our consolidated statements of operations.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets and liabilities measured at fair value:
Derivative assets	$139	$139	$—	$—
Derivative liabilities	1,435	1,435	—	—
Financial assets not measured at fair value:
Cash and cash equivalents	$215,998	$215,998	$78,606	$78,606
Restricted cash	47,376	47,376	34,544	34,544
Accounts receivable, net	23,701	23,701	13,557	13,557
Due from related parties, net	1,770	1,770	991	991
Due from third-party hotel managers	27,461	27,461	12,271	12,271
Financial liabilities not measured at fair value:
Indebtedness	$1,172,312	$1,022,408 to $1,130,029	$1,128,724	$884,325 to $977,411
Accounts payable and accrued expenses	96,316	96,316	61,758	61,758
Dividends and distributions payable	2,173	2,173	2,736	2,736
Due to Ashford Inc.	1,474	1,474	2,772	2,772
Due to third-party hotel managers	610	610	1,393	1,393
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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 87.2% to 96.4% of the carrying value of $1.2 billion at December 31, 2021, and approximately 78.3% to 86.6% of the carrying value of $1.1 billion at December 31, 2020. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(26,664)	$(105,262)	$371
Less: Dividends on preferred stock	(8,745)	(10,219)	(10,142)
Less: Dividends on common stock	—	—	(24,145)
Less: Loss on extinguishment of preferred stock - Series B	(4,595)	—	—
Less: Dividends on unvested performance stock units	—	—	(261)
Add: Claw back of dividends on cancelled performance stock units	143	202	—
Less: Dividends on unvested restricted shares	—	—	(405)
Undistributed net income (loss) allocated to common stockholders	(39,861)	(115,279)	(34,582)
Add back: Dividends on common stock	—	—	24,145
Distributed and undistributed net income (loss) - basic and diluted	$(39,861)	$(115,279)	$(10,437)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	52,684	33,998	32,289

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.76)	$(3.39)	$(0.32)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.76)	$(3.39)	$(0.32)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$—	$405
Income (loss) allocated to unvested performance stock units	—	—	261
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	$(3,597)	$(12,979)	$(1,207)
Dividends on preferred stock - Series B	4,747	6,919	6,842
Loss on extinguishment of preferred stock - Series B	4,595	—	—
Interest expense on Convertible Senior Notes	3,378	—	—
Dividends on preferred stock - Series E	683	—	—
Dividends on preferred stock - Series M	15	—	—
Total	$9,821	$(6,060)	$6,301
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	99	22	51
Effect of unvested performance stock units	—	—	193
Effect of assumed conversion of operating partnership units	4,980	3,923	4,219
Effect of assumed conversion of preferred stock - Series B	4,614	6,728	6,581
Effect of assumed conversion of exchanged preferred stock - Series B	364	—	—
Effect of assumed conversion of Convertible Senior Notes	8,450	—	—
Effect of assumed conversion of preferred stock - Series E	1,345	—	—
Effect of assumed conversion of preferred stock - Series M	32	—	—
Total	19,884	10,673	11,044

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
During the years ended December 31, 2021 and 2020, approximately 60,000 performance-based LTIP units granted in 2019, and 211,000 performance-based LTIP units granted in 2018, were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $38,000 and $270,000, respectively.
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
As of December 31, 2021, we have issued a total of approximately 2.4 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 569,000 LTIP units and 840,000 Performance LTIP units issued from March 2015 to May 2021, had reached full economic parity with, and are convertible into, common units.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Year Ended December 31,
Type	Line Item	2021	2020	2019
Performance LTIP units	Advisory services fee	$1,765	$884	$1,144
LTIP units	Advisory services fee	1,372	1,142	1,354
LTIP units	Corporate, general and administrative	12	—	—
LTIP units - independent directors	Corporate, general and administrative	164	120	103
Total		$3,313	$2,146	$2,601
The unamortized cost of the unvested Performance LTIP units of approximately $4.6 million at December 31, 2021 will be expensed over a period of 2.0 years with a weighted average period of 1.7 years. The unamortized cost of the unvested LTIP units of approximately $2.5 million at December 31, 2021, will be amortized over a period of 2.2 years with a weighted average period of 2.0 years.
On August 5, 2021, we issued 2.5 million common units in our operating partnership in conjunction with the acquisition of the Mr. C Beverly Hills Hotel. See note 4.
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Units outstanding at beginning of year	4,277	4,538	4,833
LTIP units issued	469	129	91
Performance LTIP units issued	840	160	60
Common units issued for hotel acquisition	2,500	—	—
Units redeemed for shares of common stock	(868)	(339)	(165)
Performance LTIP units cancelled	(60)	(211)	(281)
Units outstanding at end of year	7,158	4,277	4,538
Units convertible/redeemable at end of year	5,533	3,823	4,027
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	December 31, 2021	December 31, 2020
Redeemable noncontrolling interests in Braemar OP	$36,087	$27,655
Adjustments to redeemable noncontrolling interests (1)	$275	$167
Ownership percentage of operating partnership	8.83%	9.43%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$3,597	$12,979	$1,207
Distributions declared to holders of common units, LTIP units and Performance LTIP units	—	—	3,050
Performance LTIP dividend claw back upon cancellation	(38)	(270)	—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Year Ended December 31,
	2021		2020		2019
Common units converted to common stock	868		339		165
Fair value of common units converted	$4,122	(2)	$390	(1)	$2,201
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $3.5 million.
(2)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $4.6 million.
12. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common stock dividends declared	$—	$—	$21,302
8.25% Series D Cumulative Preferred Stock—At December 31, 2021 and 2020, there were 1.6 million shares of 8.25% Series D cumulative preferred stock outstanding. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). In general, Series D cumulative preferred stockholders have no voting rights.
The Series D Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2021	2020	2019
Series D Cumulative Preferred Stock	$3,300	$3,300	$3,300
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
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We repurchased approximately 50,000, 47,000 and 45,000 shares of our common stock in 2021, 2020 and 2019, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million.
As of December 31, 2021, the Company has sold approximately 7.4 million shares of common stock and received net proceeds of approximately $30.5 million under this program.
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common shares issued	2,711	4,729	—
Gross proceeds received	$16,119	$14,717	$—
Commissions	202	184	—
Net proceeds	$15,917	$14,533	$—
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
At any time during the Commitment Period the Company may require YA to purchase shares of the Company’s common stock by delivering a written notice to YA setting forth the Advance Shares (as defined in the SEDA) that the Company desires to issue and sell to YA (the “Advance Notice”). The Company may deliver an Advance Notice for an initial Advance for up to 1,200,000 Advance Shares (the “Initial Advance”). The preliminary purchase price per share for such shares shall be 100% of the average daily VWAP for the five consecutive trading days immediately prior to the date of the Advance Notice.
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
The issuance activity under the SEDA is summarized below (in thousands):

Year Ended December 31, 2021
Common shares sold to YA	1,700
Proceeds received	$10,000
Common Stock Resale Agreement—On April 21, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the Lincoln Park Purchase Agreement. The issuance of the shares of common stock pursuant to the Lincoln Park Purchase Agreement has been registered pursuant to the Company’s shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

supplement filed with the SEC on April 21, 2021. The Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. Upon entering into the Lincoln Park Purchase Agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Lincoln Park Purchase Agreement.
The issuance activity under the Lincoln Park agreement is summarized below (in thousands):

Year Ended December 31, 2021
Common shares sold to Lincoln Park	766
Additional commitment shares	15
Total common shares issued to Lincoln Park	781

Proceeds received	$4,217
At-the-Market Equity Distribution Agreement—On May 25, 2021, the Company entered into an equity distribution agreement (the “Virtu May 2021 EDA”) with Virtu Americas LLC (“Virtu”), to sell from time to time shares of the Company’s common stock having an aggregate offering price of up to $50 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale.
The issuance activity under the Virtu May 2021 EDA is summarized below (in thousands):

Year Ended December 31, 2021
Common shares issued	8,339
Gross proceeds received	$50,000
Commissions	500
Net proceeds	$49,500
On July 12, 2021, the Company entered into a second equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale.
The issuance activity under the Virtu July 2021 EDA is summarized below (in thousands):

Year Ended December 31, 2021
Common shares issued	4,712
Gross proceeds received	$24,020
Commissions	240
Net proceeds	$23,780
Noncontrolling Interest in Consolidated Entities—A partner had noncontrolling ownership interests of 25% in two hotel properties with a total carrying value of $(16.5) million and $(15.1) million at December 31, 2021 and 2020, respectively.
The following table summarizes the (income) loss allocated to noncontrolling interest in consolidated entities (in thousands):

	Year Ended December 31,
	2021	2020	2019
(Income) loss from consolidated entities attributable to noncontrolling interests	$2,650	$6,436	$(2,032)
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
Additionally, the Series B Convertible Preferred Stock contains cash redemption features that consist of: 1) an optional redemption in which on or after June 11, 2020, the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends; 2) a special optional redemption, in which on or prior to the occurrence of a Change of Control (as defined in the Articles Supplementary), the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share; and 3) a “REIT Termination Event” and “Listing Event Redemption,” in which at any time (i) a REIT Termination Event (as defined below) occurs or (ii) the Company’s common stock fails to be listed on the NYSE, NYSE American, or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor thereto (each a “National Exchange”), the holder of Series B Convertible Preferred Stock shall have the right to require the Company to redeem any or all shares of Series B Convertible Preferred Stock at 103% of the liquidation preference ($25.00 per share, plus any accumulated, accrued, and unpaid dividends) in cash.
A “REIT Termination Event,” shall mean the earliest of:
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
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. As of December 31, 2021, we have sold approximately 65,000 shares of our Series B Convertible Preferred Stock and received proceeds of approximately $1.2 million under this program.
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Series B Convertible Preferred Stock shares issued	—	23	42
Gross proceeds received	$—	$439	$809
Commissions	—	7	12
Net proceeds	$—	$432	$797
Series B Convertible Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2021	2020	2019
Series B Convertible Preferred Stock	$4,747	$6,919	$6,842

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2021, Braemar entered into privately negotiated exchange agreements with certain holders of the Series B Convertible Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act. The table below summarizes the activity (in thousands):

	Year Ended December 31, 2021
	Preferred Shares Tendered	Common Shares Issued
Series B Convertible Preferred Stock	1,953	7,291
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends (with no redemption fee). The Series E Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon such change of control events, holders have the option to convert their shares of Series E Preferred Stock into a maximum of 5.69476 shares of our common stock.
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

Year Ended December 31,
2021
Series E Preferred Stock shares issued (1)	1,709
Net proceeds	$38,450
__________________
(1)Exclusive of shares issued under the dividend reinvestment plan.
The Series E Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series E Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series E Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	December 31, 2021	December 31, 2020
Series E Preferred Stock	$39,339	$—
Adjustments to Series E Preferred Stock (1)	$3,128	$—
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Year Ended December 31,
2021
Series E Preferred Stock	$683
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The redemption fee shall be an amount equal to:
•1.5% of the Stated Value of $25.00 per share beginning on the Series M Original Issue Date (as defined below) of the shares of Series M Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the first anniversary from the Series M Original Issue Date of the shares of Series M Preferred Stock to be redeemed.
The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption.
Holders of Series M Preferred Stock are entitled to receive cumulative cash dividends at the initial rate of 8.2% per annum of the Stated Value of $25.00 per share (equivalent to an annual dividend rate of $2.05 per share). Beginning one year from the date of original issuance of each share of Series M Preferred Stock (the “Series M Original Issue Date”) and on each one-year anniversary thereafter for such share of Series M Preferred Stock, the dividend rate shall increase by 0.10% per annum; provided, however, that the dividend rate for any share of Series M Preferred Stock shall not exceed 8.7% per annum of the Stated Value.
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

Year Ended December 31,
2021
Series M Preferred Stock shares issued	29
Net proceeds	$704
The Series M Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside the Company’s control. As such, the Series M Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series M Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	December 31, 2021	December 31, 2020
Series M Preferred Stock	$715	$—
Adjustments to Series M Preferred Stock (1)	$133	$—
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Year Ended December 31,
2021
Series M Preferred Stock	$15
14. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, as amended, we are authorized to grant 3.3 million restricted stock or performance stock units of our common stock as incentive stock awards. At December 31, 2021, approximately 774,000 shares were available for future issuance under the 2013 Equity Incentive Plan.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2021, the unamortized cost of unvested shares of restricted stock was $1.8 million, which is expected to be recognized over a period of 2.4 years with a weighted average period of 1.9 years.
The following table summarizes the stock-based compensation expense for restricted stock (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Advisory services fee	$3,028	$2,672	$2,468
Management fees	56	133	155
Corporate general and administrative	111	71	72
Corporate general and administrative - independent directors	322	130	208
	$3,517	$3,006	$2,903
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2021		2020		2019
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	536	$7.98	497	$11.89	441	$10.91
Restricted shares granted	764	7.02	359	4.13	261	12.68
Restricted shares vested	(317)	6.31	(310)	9.81	(198)	10.75
Restricted shares forfeited	(26)	6.94	(10)	7.25	(7)	11.59
Outstanding at end of year	957	$6.94	536	$7.98	497	$11.89
The fair value of restricted stock vested during the years ended December 31, 2021, 2020 and 2019 was approximately $2.1 million, $1.2 million and $2.2 million, respectively.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the years ended December 31, 2021 and 2020, approximately 223,000 PSUs granted in 2019, and 197,000 PSUs granted in 2018, respectively, were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $143,000 and $202,000, respectively.
The following table summarizes the compensation expense for PSUs (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Advisory services fee	$3,374	$2,695	2,439
At December 31, 2021, the unamortized cost of unvested shares of PSUs was $5.0 million, which is expected to be recognized over a period of 2.0 years with a weighted average period of 1.7 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2021		2020		2019
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	448	$11.71	420	$16.91	316	$12.29
PSUs granted	446	7.01	225	3.51	223	19.96
PSUs canceled	(223)	19.96	(197)	13.43	(119)	10.42
Outstanding at end of year	671	$5.84	448	$11.71	420	$16.91
15. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc. Under our advisory agreement, we pay advisory fees to Ashford LLC. We pay a monthly base fee equal to 1/12th of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however in no event shall the base fee for any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the fifth business day of each month.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2021	2020	2019
Advisory services fee
Base advisory fee	$10,806	$9,981	$10,834
Reimbursable expenses (1)	2,297	1,790	2,289
Equity-based compensation (2)	9,538	7,393	7,404
Incentive fee (3)	—	(678)	—
Total	$22,641	$18,486	$20,527
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
For the years ended December 31, 2021 and 2020, the Company recognized expense of $341,000 and $3.1 million, respectively. These expenses are included in “write-off of loan costs and exit fees” in the consolidated statements of operations.
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
The Company engaged Lismore to negotiate, on the Company’s behalf, one or more modifications to the terms of the mortgage loan assumed in connection with the acquisition of the Mr. C Beverly Hills Hotel. Upon closing of the hotel, the Company paid Lismore a fee of $150,000.
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
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. The Initial True-Up Date did not occur, and beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Additionally, Braemar’s aggregate Capital Contributions under the Initial Contribution Agreement and the Amended and Restated Contribution Agreement shall not exceed $3.75 million unless otherwise agreed to in writing by Braemar.
As of December 31, 2021, Braemar has funded approximately $3.5 million. Additionally, as of December 31, 2021, $338,000 of the pre-funded amount was included in “other assets” on our consolidated balance sheets.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2021	2020	2019
Corporate, general and administrative	$1,983	$658	$314
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
As a result of The Ritz-Carlton Lake Tahoe acquisition, Braemar was entitled to receive $10.3 million from Ashford LLC in the form of future purchases of FF&E at Braemar hotel properties that will be leased to us by Ashford LLC rent-free. As of December 31, 2021, Ashford LLC has remitted payments of $10.3 million to the Company as further described below.
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
Under the applicable accounting guidance in ASC 842, the Company has not recorded an operating lease right-of-use asset, an operating lease liability or lease expense for rents as the related party lease has no economic substance because the related party lease is provided rent-free.
In 2015, prior to the inception of the ERFP program, $2.0 million of key money consideration was invested in FF&E by Ashford LLC to be used by Braemar, which represented all of the key money consideration for the Bardessono Hotel and Spa. Upon adoption of ASC 842, we evaluated this arrangement, which was accounted for as a lease that expired in 2020. Under the applicable guidance in ASC 842, as the related party lease is provided rent-free, there is no economic substance related to the lease which results in not recording an operating lease right-of-use asset, an operating lease liability or lease expense for rents. Upon expiration of the lease the underlying FF&E was purchased from Ashford Inc. for $200,000.
In 2021, the Company sold approximately $1.6 million of hotel FF&E from Braemar hotel properties to Ashford LLC, which was subsequently leased back to the Company rent-free. In accordance with ASC 842, the Company evaluated the transactions and concluded that the transactions qualified as sales. As a result, the Company recorded an aggregate gain of $197,000 for the year ended December 31, 2021. The gains are recorded in “gain (loss) on insurance settlement, disposition of assets and sale of hotel properties” in our consolidated statements of operations.
Upon expiration of an ERFP lease, the Company purchased the underlying FF&E from Ashford Inc. at fair value for $144,000, which was paid during the third quarter of 2021.
On November 8, 2021, the Company received written notice from the Advisor of its intention not to renew the ERFP program. As a result, the ERFP Agreement terminated in accordance with its terms on January 15, 2022.
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
At December 31, 2021, Remington Hotels managed four of our 14 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
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
Ashford Trust
As of December 31, 2021, the Company had a $728,000 receivable from Ashford Trust, included in “due from related parties, net.” The receivable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. The $728,000 gain is included in “(gain) loss on legal settlements” on the consolidated statements of operations. In January 2022, the City of San Francisco remitted payment to Ashford Trust, which subsequently remitted payment to Braemar.
Remington Lodging (prior to Ashford Inc. acquisition)
Remington Lodging was a hotel and design and construction company, wholly owned by our chairman, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. who is Ashford Trust’s chairman emeritus. We had master hotel and design and construction services agreements and hotel and design and construction services mutual exclusivity agreements with Remington Lodging.
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
The following table presents the fees related to our hotel and design and construction services agreements with Remington Lodging prior to its transactions with Ashford Inc. (in thousands):

Year Ended December 31,
2019
Hotel management fees, including incentive hotel management fees	$1,738
Corporate general and administrative	297
Total	$2,035

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

		Year Ended December 31, 2021
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Other Hotel Expenses	Preferred Stock (3)	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$7	$—	$—	$—	$—	$—	$—	$—	$7	$—	$—	$—
Ashford Securities	Broker/Dealer	1,983	—	—	—	—	—	—	—	—	—	1,983	—
Ashford Securities	Dealer Manager Fees	410	—	—	—	—	—	410	—	—	—	—	—
INSPIRE	Audio visual services	1,001	—	—	—	1,001	—	—	—	—	—	—	—
Lismore Capital	Debt placement and related services	491	—	150	—	—	—	—	—	—	—	—	341
Lismore Capital	Broker services	3	—	—	—	—	—	—	—	—	—	—	3
OpenKey	Mobile key app	38	—	—	—	—	38	—	—	—	—	—	—
Premier	Design and construction services	3,009	2,653	—	—	—	—	—	—	—	356	—	—
Pure Wellness	Hypoallergenic premium rooms	141	—	—	—	—	141	—	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	321	—	—	—	321	—	—	—	—	—	—	—
Remington Hotels	Hotel management services (4)	3,243	—	—	—	—	934	—	2,309	—	—	—	—

		Year Ended December 31, 2020
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Assets	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	FF&E purchases	$1,816	$1,816	$—	$—	$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	108	—	—	—	—	—	108	—	—
INSPIRE	Audio visual services	592	—	—	592	—	—	—	—	—
Lismore Capital	Debt placement and related services	4,093	—	1,022	—	—	—	—	—	3,071
OpenKey	Mobile key app	38	—	—	—	38	—	—	—	—
Premier	Design and construction services	2,849	2,505	—	—	—	—	—	344	—
Pure Wellness	Hypoallergenic premium rooms	52	—	—	—	52	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	139	—	—	139	—	—	—	—	—
Remington Hotels	Hotel management services (4)	1,446	—	—	—	410	1,036	—	—	—

		Year Ended December 31, 2019
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$135	$—	$—	$—	$—	$—	$135	$—	$—	$—
INSPIRE	Audio visual services	560	—	—	560	—	—	—	—	—	—
Lismore Capital	Debt placement and related services	1,208	—	(995)	—	—	—	—	—	—	213
OpenKey	Mobile key app	34	—	—	—	34	—	—	—	—	—
Premier	Design and construction services	10,123	9,584	—	—	—	—	—	539	—	—
Pure Wellness	Hypoallergenic premium rooms	194	148	—	—	46	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	946	—	—	—	946	—	—	—	—	—
Remington Hotels	Hotel management services (4)	572	—	—	—	323	249	—	—	—	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
(3)Recorded as a reduction of Series E and Series M Redeemable Preferred Stock proceeds.
(4)Other hotel expenses include incentive hotel management fees and other hotel management costs.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	December 31, 2021	December 31, 2020
Ashford LLC	Advisory services	$394	$165
Ashford LLC	FF&E purchases	—	1,816
Ashford LLC	Insurance claims services	1	12
INSPIRE	Audio visual services	418	1
OpenKey	Mobile key app	—	3
Premier	Design and construction services	470	631
RED Leisure	Watersports activities and travel/transportation services	191	144
		$1,474	$2,772
As of December 31, 2021 and 2020, due from related parties, net included a net receivable from Remington Hotels of $677,000 and $626,000, respectively, primarily related to advances made by Braemar and accrued base and incentive management fees.
As of December 31, 2021 and 2020, due from related parties, net included a $365,000 security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2021, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
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
The table below summarizes the licensing fees incurred (in thousands):

Line Item	Year Ended December 31, 2021
Other hotel expenses	$133
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2021, we pay a monthly hotel management fee equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach under the management agreement has occurred and an injunction to prevent Ashford TRS Chicago II form terminating the management agreement. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking damages and a declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, in which Accor asserts two causes of action: First, Accor asserts a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Chicago II under the management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserts a counterclaim for breach of contract alleging that Ashford TRS Chicago II breached the management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. As of December 31, 2021, no amounts have been accrued. On February 16, 2022, the parties entered into a settlement agreement agreeing to: 1) amend the management agreement; 2) dismiss the lawsuit and counterclaims; 3) stipulate to the failure of the performance tests and cure amounts for 2018 of $867,682 and 2019 of $784,919; and 4) arbitrate whether the performance tests for 2020 and 2021 were valid and/or required equitable adjustment. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. On January 28, 2022, the Court approved a settlement of this litigation. The resulting loss to the Company is approximately $448,000; although it is entitled to indemnification in the amount of approximately $291,000, based on the respective periods of ownership of the Company’s hotel. As of December 31, 2021, approximately $500,000 was accrued.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of December 31, 2021, no amounts have been accrued.
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
Leases—We lease land under two non-cancelable operating ground leases, which expire in 2067 and 2065, related to our hotel properties in La Jolla, California and Yountville, California, respectively. The lease in La Jolla, California contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term. The lease in Yountville, California contains two 25-year extension options. These leases are subject to base rent plus contingent rent based on each hotel property’s financial results and escalation clauses.
Capital Commitments—At December 31, 2021, we had capital commitments of $23.0 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
17. Leases
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
The adoption of this standard resulted in the recognition of operating lease ROU assets and lease liabilities primarily related to our ground lease arrangements for which we are the lessee. As of January 1, 2019, we recorded operating lease liabilities of $60.6 million as well as a corresponding operating lease ROU assets of $82.5 million, which includes, among other things, the reclassified intangible assets of $22.3 million. The standard did not have a material impact on our consolidated statements of operations and statements of cash flows.
The majority of our leases are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2021.
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
As of December 31, 2021 and 2020, our leased assets and liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$80,462	$81,260

Liabilities
Operating lease liabilities	$60,937	$60,917
We incurred the following lease costs related to our operating leases (in thousands):

		Year Ended December 31,
	Classification	2021	2020	2019
Operating lease cost (1)	Hotel operating expenses - other	$5,349	$4,373	$5,834
_______________________________________
(1) For the years ended December 31, 2021, 2020 and 2019, operating lease cost includes approximately $954,000, $(305,000) and $1.4 million, respectively, of variable lease cost associated with the ground leases, with the credit in 2020 primarily caused by the ground lease percentage rent true-up for fiscal year 2019-2020 at Hilton La Jolla Torrey Pines. Additionally, we recorded $512,000, $834,000 and $651,000, respectively, of amortization costs related to the intangible assets that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$3,302	$3,261	$3,223
Weighted Average Remaining Lease Term
Operating leases (1)	45 years	47 years	47 years
Weighted Average Discount Rate
Operating leases (1)	4.98%	4.98%	4.98%
_______________________________________
(1) Calculated using the lease term, excluding extension options, and discount rates of the ground leases.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Future minimum lease payments due under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$3,338
2023	3,333
2024	3,302
2025	3,294
2026	3,308
Thereafter	143,692
Total future minimum lease payments (1)	160,267
Less: interest	(99,330)
Present value of operating lease liabilities	$60,937
_______________________________________
(1) Based on payment amounts as of December 31, 2021.
18. Income Taxes
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
At December 31, 2021, 13 of our hotel properties were leased to TRS lessees and The Ritz-Carlton St. Thomas was owned by our USVI TRS. The TRS entities recognized net book income (loss) before income taxes of $12.6 million, $(27.0) million and $31.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax (expense) benefit at federal statutory income tax rate of 21%	$(2,652)	$5,619	$(6,509)
State income tax (expense) benefit, net of U.S. federal income tax benefit	574	3,136	107
State and local income tax (expense) benefit on pass-through entity subsidiaries	(9)	(5)	(16)
Gross receipts and margin taxes	(26)	(13)	(67)
Benefit of USVI Economic Development Commission credit	3,346	783	5,614
Other	(251)	311	16
Valuation allowance	(2,306)	(5,425)	(909)
Total income tax (expense) benefit	$(1,324)	$4,406	$(1,764)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$(1,477)	$3,431	$(765)
State	(21)	19	(235)
Total current income tax (expense) benefit	(1,498)	3,450	(1,000)
Deferred:
Federal	131	1,262	(357)
State	43	(306)	(407)
Total deferred income tax (expense) benefit	174	956	(764)
Total income tax (expense) benefit	$(1,324)	$4,406	$(1,764)
For the years ended December 31, 2021, 2020 and 2019, income tax expense included interest and penalties paid to taxing authorities of $3,000, $7,000 and $27,000, respectively. At December 31, 2021 and 2020, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2021 and 2020, our net deferred tax asset, included in “other assets,” and net deferred tax liability, included in “accounts payable and accrued expenses,” respectively, on our consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Tax intangibles basis greater than book basis	$722	$718
Allowance for doubtful accounts	28	50
Unearned income	2,147	1,314
Federal and state net operating losses	15,677	14,166
Capital Loss Carryforward	529	523
Other	178	399
Accrued expenses	612	465
Tax property basis greater than book basis	(2,487)	(2,721)
Prepaid expenses	(4)	(91)
Net deferred tax asset	17,402	14,823
Valuation allowance	(17,343)	(14,938)
Net deferred tax asset (liability)	$59	$(115)
At December 31, 2021 and 2020, we recorded a valuation allowance of $17.3 million and $14.9 million, respectively, to partially reserve the deferred tax assets of our TRSs. Primarily as a result of the limitation imposed by the Code on the utilization of net operating losses of acquired subsidiaries and the history of losses of our USVI TRS, we believe it is more likely than not that $17.3 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2021, we had TRSs net operating loss carryforwards for U.S. federal income tax purposes of $61.2 million, of which $52.3 million is subject to expiration and will begin to expire in 2023. The remainder was generated after December 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. $51.6 million of net operating loss carryforwards are attributable to acquired subsidiaries and are subject to substantial limitation on their use. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$14,938	$11,581	$14,483
Additions	2,405	3,357	—
Deductions	—	—	(2,902)
Balance at end of year	$17,343	$14,938	$11,581
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2028, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $907,000, $0 and $807,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The benefit of the tax holiday on net income (loss) per share was approximately, $0.02, $0.00 and $0.02 for the years ended December 31, 2021, 2020 and 2019, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted. For the year ended December 31, 2020, the CARES Act allowed us to record a tax benefit of $3.4 million for the 2020 net operating loss at our TRS that was carried back to prior tax years.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, and extended several COVID-19 tax related measures passed as part of the “CARES Act.” The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which was the period ended December 31, 2020. The Consolidated Appropriations Act, 2021 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.
19. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	December 31,
	2021	2020
Cost	$5,682	$5,682
Accumulated amortization	(1,421)	(1,042)
	$4,261	$4,640
Intangible assets include the customer relationships associated with The Ritz-Carlton Sarasota acquisition on April 4, 2018. The customer relationships are being amortized over the 15 year expected life.
For the years ended December 31, 2021, 2020 and 2019, amortization related to intangible assets was $379,000, $379,000 and $379,000, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Estimated future amortization expense for intangible assets, net for each of the next five years and thereafter is as follows (in thousands):

Intangible Assets, net
2022	$379
2023	379
2024	379
2025	379
2026	379
Thereafter	2,366
Total	$4,261
20. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2021, three of our hotel properties generated revenues in excess of 10% of total hotel revenue amounting to 48% of total hotel revenue.
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
21. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2021 and December 31, 2020, all of our hotel properties were in the U.S. and its territories.
22. Subsequent Event
On February 2, 2022, the Company refinanced its mortgage loan secured by the Park Hyatt Beaver Creek Resort & Spa, which had a final maturity date in April 2022. The new, non-recourse mortgage loan totals $70.5 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 2.86%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2021, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas
Opinion on Internal Control over Financial Reporting

We have audited Braemar Hotels & Resorts Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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
/s/ BDO USA, LLP
Dallas, Texas
March 10, 2022

Item 9B. Other Information
Opinion of the Liquidation Value of our Series E Preferred Stock and Series M Preferred Stock as of December 31, 2021
In order to assist broker-dealers in complying with their obligations under FINRA Rule 2331(c)(1)(B) with respect to customer account statements and our Series E Preferred Stock and our Series M Preferred Stock, we engaged Robert A. Stanger & Co., Inc. (“Stanger”) to provide an opinion of the liquidation value of our Series E Preferred Stock and our Series M Preferred Stock as of December 31, 2021 (the “Valuation Date”). The liquidation value is the amount that a holder of the Series E Preferred Stock or the Series M Preferred Stock would receive per share in the event of our liquidation. Based on certain assumptions and qualifications set forth in its report, Stanger concluded that the estimated liquidation value of the Series E Preferred Stock and the Series M Preferred Stock was $25.00 per share, which equals the per share liquidation preference for each series as set forth in the articles supplementary creating the Series E and the Series M Preferred Stock. In arriving at this conclusion, Stanger used the following valuation approaches:
Market capitalization. Stanger reviewed the public market capitalization of our common stock at its 52-week low, its 52-week high and the closing price as of the Valuation Date. Stanger adjusted the common market capitalization for the liquidation value of the preferred securities to determine an adjusted market capitalization. In all cases, the preferred stock coverage ratio, which is the ratio of the adjusted market capitalization to the total liquidation preference for all of our outstanding preferred securities, was adequate as of the Valuation Date.
Analyst target prices. Stanger reviewed the then most recent (November 2021) target common stock prices published by analysts at investment banks and other financial firms (four in total). Using the lowest target price, the highest target price and the average or “consensus” price Stanger estimated the common market capitalization as of the Valuation Date. Stanger adjusted the common market capitalization for the liquidation value of the preferred securities to determine an adjusted market capitalization. In all cases, the preferred stock coverage ratio, which is the ratio of the adjusted market capitalization to the total liquidation preference for all of our outstanding preferred securities, was adequate as of the Valuation Date.
Direct capitalization analysis. Stanger chose a range of capitalization rates it believed to be appropriate for our asset type and multiplied them with our aggregate “capitalized net operating income” to determine an estimated range of real estate values, deducted our indebtedness, and adjusted for available working capital and for estimated non-controlling interests due to third parties as of the Valuation Date, to derive an estimate of our equity value (before accounting for the preferred securities). To arrive at our stabilized “capitalized net operating income,” Stanger used the higher of the 2019 net operating income (“NOI”) or budgeted 2022 NOI for each property (believing that 2020 and 2021 NOI was not appropriate on account of COVID-19 disruptions). For those properties where 2019 NOI was capitalized, Stanger deducted the loss to lease (the difference between 2022 budget NOI and 2019 NOI) from the capitalized value. Using the highest and lowest capitalization rates in Stanger’s range, our equity value exceeded the total liquidation preference for all of our outstanding preferred securities as of the Valuation Date.
Third-party appraisals. Stanger prepared a range of equity values based upon the most recent appraised values of our assets (on an “as is” and “stabilized” basis), deducted our indebtedness, and adjusted for available working capital and the estimated non-controlling interests due to third parties as of the Valuation Date, to derive an estimate of our equity value (before accounting for the preferred securities). The most recent appraisals available for each property were from February 2018 through January 2022. The age of the “as-is” appraisals averaged 2.8 years. Using the “as is” values and the “stabilized” values, our equity value exceeded the total liquidation preference for all of our outstanding preferred securities.
Stanger is engaged in the business of providing valuation services for real estate assets and consulting services for non-traded REITs and their sponsors as well as for other real estate programs. Stanger has not previously provided services to us. However, Stanger has provided consulting services to Ashford Securities, a subsidiary of Ashford Inc., since 2019 and has received fees in connection with those services. As previously disclosed, we provide funds to Ashford Inc. in connection with the formation, registration and operations of Ashford Securities.
Limited Waiver Under Advisory Agreement
On March 10, 2022, we entered into a Limited Waiver Under Advisory Agreement (the “Limited Waiver”) with Braemar OP, Braemar TRS and our advisor.
As previously disclosed, our advisory agreement (i) allocates responsibility for certain employee costs between us and our advisor and (ii) permits our Board of Directors to issue annual equity awards in the Company or the Operating Partnership to employees and other representatives of our advisor based on achievement by the Company of certain financial or other objectives or otherwise as our Board of Directors sees fit. Pursuant to the Limited Waiver, the Company, Braemar OP, Braemar

TRS and our advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of our advisor.
The foregoing description of the Limited Waiver does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Limited Waiver, a copy of which is attached hereto as Exhibit 10.39 and is incorporated herein by reference.
The foregoing information is included for the purpose of providing the disclosures required under “Item 1.01 - Entry into a Material Definitive Agreement,” of Current Report on Form 8-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 109 through 158 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 170 through page 171 hereof.
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
3.5
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6.1
Articles Supplementary Establishing Additional Shares of the Series B Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on March 3, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

3.6.2
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2019) (File No. 001-35972)

3.7
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.8
Articles Supplementary for the Series D Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2018) (File No. 001-35972)

3.9
Articles Supplementary Establishing the Series E Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 2, 2021) (File No. 001-35972)

3.10
Certificate of Correction of Series E Articles Supplementary of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on November 4, 2021. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 5, 2021) (File No. 001-35972)

3.11
Articles Supplementary Establishing the Series M Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 2, 2021) (File No. 001-35972)

3.12
Certificate of Correction of Series M Articles Supplementary of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on November 4, 2021. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 5, 2021) (File No. 001-35972)

4.1
Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013) (File No. 001-35972)

4.2
Preemptive Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc. and certain investors in the Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 15, 2015) (File No. 001-35972)

4.3
Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and certain holders of the Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.4
Preemptive Rights Agreement, dated as of December 4, 2015, by and among the Company and the Series B Investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.5
Indenture, dated as of May 18, 2021, by and among the Company, as issuer, and the Trustee, as trustee, including the Form of Note representing the Company’s 4.50% Convertible Senior Notes due 2026. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 18, 2021) (File No. 001-35972)

4.6 *	Description of Securities
10.1
Third Amended and Restated Agreement of Limited Partnership of Ashford Hospitality Prime Limited Partnership, dated March 7, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

10.1.1
Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hotels & Resorts Limited Partnership, dated November 20, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2018) (File No. 001-35972)

10.1.2
Amendment No. 3 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 4, 2019) (File No. 001-35972)

10.1.3
Amendment No. 4 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 24, 2020)

10.1.4
Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2021) (File No. 001-35972)

10.1.5
Amendment No. 6 to the Third Amended and Restated Agreement of Limited Partnership of Braemar Hospitality Limited Partnership. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2021) (File No. 001-35972)

10.2
Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018, among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Hospitality Advisors LLC and Ashford Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 23, 2018) (File No. 001-35972)

10.2.1
Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement, dated January 15, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 18, 2019) (File No. 001-35972)

10.2.2
Amendment No. 2 to the Fifth Amended and Restated Advisory Agreement, dated as of August 16, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 17, 2021) (File No. 001-35972)

10.3
Right of First Offer Agreement between Ashford Hospitality Trust, Inc. and Ashford Hospitality Prime, Inc., dated November 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.4
Amended and Restated Ashford Hospitality Prime, Inc. 2013 Equity Incentive Plan, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2013) (File No. 001-35972)

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

10.19†	Amended and Restated Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.43 to the Annual Report on Form 10-K filed on February 28, 2017) (File No. 001-35972)
10.20†	Amended and Restated Form of Performance LTIP Unit Award Agreement (filed as Exhibit 10.44 to the Annual Report on Form 10-K filed on February 28, 2017 (File No. 001-35972)
10.21†	Form of 2021 Performance LTIP Unit Award Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on May 7, 2021) (File No. 001-35972)
10.22†	Form of 2021 Performance Stock Unit Award Agreement (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 7, 2021) (File No. 001-35972)

10.23†
Restricted Stock Award Agreement, dated as of November 2, 2016, by and between Ashford Hospitality Prime, Inc. and Richard J. Stockton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.24†
Employment Agreement, dated as of November 2, 2016, by and among Ashford Inc., Ashford Hospitality Advisors, LLC and Richard J. Stockton (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.25
Amended and Restated Credit Agreement, dated as of November 10, 2016, by and among Ashford Hospitality Prime Limited Partnership, Ashford Hospitality Prime, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 17, 2016) (File No. 001-35972)

10.25.1
Second Amended and Restated Credit Agreement, dated as of October 25, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2019) (File No. 001-35972)

10.25.2	First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 11, 2020)
10.25.3	Second Amendment to Second Amended and Restated Credit Agreement, dated February 22, 2021.(incorporated by reference to Exhibit 10.1 of Form 8-K filed February 22, 2021) (File No. 001-35972)
10.26
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2017) (File No. 001-35972)

10.27
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

10.27.1
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

10.27.2
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

10.28
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

10.29	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 7, 2017 (File No. 001-35972)
10.30
Amended and Restated Employment Agreement, dated as of April 30, 2019, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K/A filed on April 30, 2019) (File No. 001-35972)

10.31
Second Amended and Restated Credit Agreement, dated as of October 25, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2019) (File No. 001-35972)

10.32
Standby Equity Distribution Agreement, dated as of February 4, 2021, by and between Braemar Hotels & Resorts Inc. and YA II PN. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2021) (File No. 001-35972)

10.33
Purchase Agreement, dated as of April 21, 2021, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2021) (File No. 001-35972)

10.34
Purchase Agreement, dated as of May 13, 2021, by and among the Company, the Operating Partnership, the Advisor and UBS Securities LLC, as the Initial Purchaser. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 18, 2021) (File No. 001-35972)

10.35
Equity Distribution Agreement, dated as of May 25, 2021, by and between Braemar Hotels & Resorts Inc. and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 26, 2021)

10.36
Equity Distribution Agreement, dated as of July 12, 2021, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Ashford Hospitality Advisors LLC and Virtu Americas LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 12, 2021)

10.37	Amendment No. 1 to the Braemar Master Project Management Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 6, 2021) (File No. 001-35972)
10.38*	Purchase and Sale Agreement, dated as of December 24, 2021, between and among DBR Hotel Owner LLC, as seller, and Braemar Hotels & Resorts Inc. and BHR Dorado LLC, as purchaser
10.39*
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC.

21.1*	List of Subsidiaries of Braemar Hotels & Resorts Inc.
21.2*	List of Special Purpose Entities of Braemar Hotels & Resorts Inc.
23.1*	Consent of BDO USA, LLP
23.2*	Consent of Robert A. Stanger & Co., Inc.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity;(v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2022.

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 10, 2022
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2022
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 10, 2022
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2022
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 10, 2022
Stefani D. Carter

/s/ CURTIS B. MCWILLIAMS	Director	March 10, 2022
Curtis B. McWilliams

/s/ MATTHEW D. RINALDI	Director	March 10, 2022
Matthew D. Rinaldi

/s/ KENNETH H. FEARN, JR.	Director	March 10, 2022
Kenneth H. Fearn, Jr.

/s/ ABTEEN VAZIRI	Director	March 10, 2022
Abteen Vaziri

/s/ MARY CANDACE EVANS	Director	March 10, 2022
Mary Candace Evans

SCHEDULE III
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Capital Hilton	Washington, D.C.	$107,000	$45,721	$106,245	$—	$34,436	$45,721	$140,681	$186,402	$64,999	—	04/2007	(1),(2),(3)
Hilton La Jolla Torrey Pines	La Jolla, CA	88,000	—	114,614	—	8,224	—	122,838	122,838	51,047	—	04/2007	(1),(2),(3)
Marriott Seattle Waterfront	Seattle, WA	134,700	31,888	112,176	—	12,486	31,888	124,662	156,550	45,547	—	04/2007	(1),(2),(3)
The Notary Hotel	Philadelphia, PA	84,600	9,814	94,029	—	33,320	9,814	127,349	137,163	52,655	—	04/2007	(1),(2),(3)
The Clancy	San Francisco, CA	116,300	22,653	72,731	—	60,666	22,653	133,397	156,050	59,333	—	04/2007	(1),(2),(3)
Sofitel Chicago Magnificent Mile	Chicago, IL	99,400	12,631	140,369	—	11,480	12,631	151,849	164,480	39,599	—	02/2014	(1),(2),(3)
Pier House Resort & Spa	Key West, FL	80,000	59,731	33,011	—	4,428	59,731	37,439	97,170	11,889	—	03/2014	(1),(2),(3)
Bardessono Hotel and Spa	Yountville, CA	40,000	—	64,184	—	2,060	—	66,244	66,244	12,831	—	07/2015	(1),(2),(3)
Hotel Yountville	Yountville, CA	51,000	47,849	48,567	—	273	47,849	48,840	96,689	10,842	—	05/2017	(1),(2),(3)
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	67,500	89,117	56,383	—	5,649	89,117	62,032	151,149	13,431	—	03/2017	(1),(2),(3)
The Ritz-Carlton Sarasota	Sarasota, FL	99,500	83,630	99,782	—	(8,894)	83,630	90,888	174,518	11,897	—	04/2018	(1),(2),(3)
The Ritz-Carlton St. Thomas	St. Thomas, USVI	42,500	25,533	38,467	—	76,471	25,533	114,938	140,471	16,357	—	12/2015	(1),(2),(3)
The Ritz-Carlton Lake Tahoe	Truckee, CA	54,000	26,731	91,603	—	2,461	26,731	94,064	120,795	8,082	—	01/2019	(1),(2),(3)
Mr. C Beverly Hills Hotel	Beverly Hills, CA	30,000	29,346	45,077	—	136	29,346	45,213	74,559	972	—	08/2021	(1),(2),(3)
Total		$1,094,500	$484,644	$1,117,238	$—	$243,196	$484,644	$1,360,434	$1,845,078	$399,481
__________________
(1)Estimated useful life for buildings is 39 years.
(2)Estimated useful life for building improvements is 7.5 years.
(3)Estimated useful life for furniture and fixtures is 1.5 to 5 years.

	Year Ended December 31,
	2021	2020	2019
Investment in real estate:
Beginning balance	$1,784,849	$1,791,174	$1,562,806
Additions	95,663	16,067	262,541
Write-offs	(32,677)	(22,392)	(14,445)
Impairment	—	—	(476)
Sales/disposals	(2,757)	—	(19,252)
Ending balance	$1,845,078	$1,784,849	$1,791,174
Accumulated depreciation:
Beginning balance	360,259	309,752	262,905
Depreciation expense	73,054	72,899	69,195
Impairment	—	—	(105)
Write-offs	(32,677)	(22,392)	(14,445)
Sales/disposals	(1,155)	—	(7,798)
Ending balance	$399,481	$360,259	$309,752
Investment in real estate, net	$1,445,597	$1,424,590	$1,481,422