Form 10-Q
period 2022-03-31
Braemar Hotels & Resorts Inc.
filed 2022-05-06
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	71,269,833
(Class)	Outstanding at May 4, 2022

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Investments in hotel properties, gross	$2,044,378	$1,845,078
Accumulated depreciation	(409,567)	(399,481)
Investments in hotel properties, net	1,634,811	1,445,597
Cash and cash equivalents	185,157	215,998
Restricted cash	41,181	47,376
Accounts receivable, net of allowance of $157 and $134, respectively	29,248	23,701
Inventories	4,321	3,128
Prepaid expenses	7,508	4,352
Investment in unconsolidated entity	1,617	1,689
Derivative assets	1,058	139
Operating lease right-of-use assets	80,196	80,462
Other assets	17,839	23,588
Intangible assets, net	4,167	4,261
Due from related parties, net	930	1,770
Due from third-party hotel managers	40,108	27,461
Total assets	$2,048,141	$1,879,522
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,238,148	$1,172,678
Accounts payable and accrued expenses	118,511	96,316
Dividends and distributions payable	3,229	2,173
Due to Ashford Inc.	3,788	1,474
Due to third-party hotel managers	578	610
Operating lease liabilities	60,864	60,937
Other liabilities	20,589	20,034
Derivative liabilities	1,870	1,435
Total liabilities	1,447,577	1,355,657
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at March 31, 2022 and December 31, 2021	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 3,191,495 and 1,710,399 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	73,404	39,339
Series M redeemable preferred stock, $0.01 par value, 62,444 and 29,044 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,538	715
Redeemable noncontrolling interests in operating partnership	42,291	36,087
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 71,269,799 and 65,365,470 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	712	653
Additional paid-in capital	736,911	707,418
Accumulated deficit	(303,323)	(309,240)
Total stockholders’ equity of the Company	434,316	398,847
Noncontrolling interest in consolidated entities	(16,411)	(16,549)
Total equity	417,905	382,298
Total liabilities and equity	$2,048,141	$1,879,522
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUE
Rooms	$105,192	$54,323
Food and beverage	36,707	16,629
Other	19,981	12,896
Total hotel revenue	161,880	83,848
EXPENSES
Hotel operating expenses:
Rooms	20,184	11,015
Food and beverage	28,028	13,952
Other expenses	46,207	28,543
Management fees	4,148	2,532
Total hotel operating expenses	98,567	56,042
Property taxes, insurance and other	8,603	7,264
Depreciation and amortization	18,441	18,353
Advisory services fee	7,322	4,795
Corporate general and administrative	2,495	1,600
Total expenses	135,428	88,054
Gain (loss) on insurance settlement and disposition of assets	—	499
OPERATING INCOME (LOSS)	26,452	(3,707)
Equity in earnings (loss) of unconsolidated entity	(72)	(64)
Interest income	25	9
Interest expense and amortization of discounts and loan costs	(8,522)	(6,756)
Write-off of loan costs and exit fees	(76)	(351)
Unrealized gain (loss) on derivatives	408	(20)
INCOME (LOSS) BEFORE INCOME TAXES	18,215	(10,889)
Income tax (expense) benefit	(2,611)	(145)
NET INCOME (LOSS)	15,604	(11,034)
(Income) loss attributable to noncontrolling interest in consolidated entities	26	1,247
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(967)	1,079
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	14,663	(8,708)
Preferred dividends	(3,303)	(2,388)
Gain (loss) on extinguishment of preferred stock	—	(73)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$11,360	$(11,169)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.17	$(0.28)
Weighted average common shares outstanding – basic	65,878	39,605
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.15	$(0.28)
Weighted average common shares outstanding – diluted	89,895	39,605
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
NET INCOME (LOSS)	$15,604	$(11,034)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	15,604	(11,034)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	26	1,247
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(967)	1,079
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$14,663	$(8,708)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	(5,601)	—	—	—	—	—	—	—
Purchase of common stock	—	—	(93)	(1)	(551)	—	—	(552)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,320	—	—	1,320	—	—	—	—	—	—	934
Issuance of common stock	—	—	6,000	60	34,981	—	—	35,041	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	1,481	33,093	33	802	—
Forfeiture of restricted common shares	—	—	(2)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.01/share)	—	—	—	—	—	(720)	—	(720)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.50/share)	—	—	—	—	—	(1,399)	—	(1,399)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.51/share)	—	—	—	—	—	(21)	—	(21)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	164	164	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(83)
Net income (loss)	—	—	—	—	—	14,663	(26)	14,637	—	—	—	—	—	—	967
Redemption value adjustment - preferred stock	—	—	—	—	—	(993)	—	(993)	—	—	—	972	—	21	—
Redemption value adjustment	—	—	—	—	—	(4,386)	—	(4,386)	—	—	—	—	—	—	4,386
Balance at March 31, 2022	1,600	$16	71,270	$712	$736,911	$(303,323)	$(16,411)	$417,905	3,078	$65,426	3,191	$73,404	62	$1,538	$42,291

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—
Equity-based compensation	—	—	—	—	1,096	—	—	1,096	—	—	320
Issuance of common stock	—	—	3,205	32	18,277	—	—	18,309	—	—	—
Issuance of restricted shares/units	—	—	504	5	(5)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,563)	—	(1,563)	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Net income (loss)	—	—	—	—	—	(8,708)	(1,247)	(9,955)	—	—	(1,079)
Extinguishment of preferred stock	—	—	1,535	15	10,398	(73)	—	10,340	(486)	(10,340)	—
Redemption value adjustment	—	—	—	—	—	(1,266)	—	(1,266)	—	—	1,266
Balance at March 31, 2021	1,600	$16	43,466	$434	$571,288	$(278,445)	$(16,335)	$276,958	4,545	$96,609	$28,162
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,604	$(11,034)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18,441	18,353
Equity-based compensation	2,254	1,416
Bad debt expense	269	70
Amortization of loan costs, discounts and capitalized default interest	109	(583)
Write-off of loan costs and exit fees	76	351
Amortization of intangibles	119	138
Amortization of non-refundable membership initiation fees	(333)	(194)
Interest expense accretion on refundable membership club deposits	190	202
(Gain) loss on insurance settlement and disposition of assets	—	(499)
Realized and unrealized (gain) loss on derivatives	(408)	20
Equity in (earnings) loss of unconsolidated entity	72	64
Deferred income tax expense (benefit)	—	(174)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisition:
Accounts receivable and inventories	(1,068)	(3,699)
Prepaid expenses and other assets	(4,662)	(3,514)
Accounts payable and accrued expenses	7,046	16,129
Operating lease right-of-use assets	147	137
Due to/from related parties, net	840	(61)
Due to/from third-party hotel managers	(12,230)	(5,480)
Due to/from Ashford Inc.	1,703	(363)
Operating lease liabilities	(73)	(60)
Other liabilities	698	748
Net cash provided by (used in) operating activities	28,794	11,967

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from disposition of assets	—	200
Acquisition of hotel property, net of cash and restricted cash acquired	(86,958)	—
Improvements and additions to hotel properties	(10,791)	(4,692)
Net cash provided by (used in) investing activities	(97,749)	(4,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	70,500	—
Repayments of indebtedness	(67,750)	(10,832)
Payments of loan costs and exit fees	(1,667)	(365)
Payments for derivatives	(76)	(20)
Purchase of common stock	—	(28)
Payments for dividends and distributions	(2,951)	(2,555)
Proceeds from issuance of preferred stock	33,735	—
Proceeds from issuance of common stock	—	18,181
Common stock offering costs	(36)	—
Contributions from noncontrolling interest in consolidated entities	164	—
Net cash provided by (used in) financing activities	31,919	4,381
Net change in cash, cash equivalents and restricted cash	(37,036)	11,856
Cash, cash equivalents and restricted cash at beginning of period	263,374	113,150
Cash, cash equivalents and restricted cash at end of period	$226,338	$125,006

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$6,434	$6,892
Income taxes paid (refunded)	(2,989)	(41)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$3,229	$2,569

	Three Months Ended March 31,
	2022	2021

Common stock purchases accrued but not paid	552	348
Assumption of debt in hotel acquisition	58,601	—
Capital expenditures accrued but not paid	4,054	4,628
Issuance of common stock for hotel acquisition	35,040	—
Accrued common stock offering expense	39	101
Unsettled common stock offering proceeds	—	297
Accrued preferred stock offering expenses	40	—
Non-cash preferred stock dividends	99	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$215,998	$78,606
Restricted cash at beginning of period	47,376	34,544
Cash, cash equivalents and restricted cash at beginning of period	$263,374	$113,150

Cash and cash equivalents at end of period	$185,157	$85,684
Restricted cash at end of period	41,181	39,322
Cash, cash equivalents and restricted cash at end of period	$226,338	$125,006
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hotels”), a subsidiary of Ashford Inc., manages four of our 15 hotel properties. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of March 31, 2022, own 15 hotel properties in six states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 13 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,971 total rooms, or 3,736 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of March 31, 2022, 14 of our 15 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of March 31, 2022, 12 of the 15 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All significant intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022;
•on August 5, 2021, we acquired the Mr. C Beverly Hills Hotel and five adjacent luxury residences. The operating results of the hotel property have been included in the results of operations from its acquisition date; and
•on March 11, 2022, we acquired The Ritz-Carlton Reserve Dorado Beach hotel located in Dorado, Puerto Rico. The operating results of the hotel property have been included in the results of operations from its acquisition date.
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
Recently Adopted Accounting Standards—In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU: (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in Accounting Standards Codification (“ASC”) 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, this ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.
We adopted ASU 2020-06 through the modified retrospective method on January 1, 2022. Upon adoption, our Convertible Senior Notes are recorded as a single debt instrument at amortized cost, instead of being recorded as both a liability and equity. The Company ceased recording non-cash interest expense associated with amortization of the debt discount associated with the conversion features. The adoption of ASU 2020-06 resulted in an adjustment to additional paid-in capital, accumulated deficit, and the carrying value of our Convertible Senior Notes. The impact of adopting ASU 2020-06 includes an increase to “indebtedness, net” and a decrease to stockholders’ equity of approximately $5.6 million. The adoption of this standard did not have a material impact on our consolidated financial statements, beyond the impact to our Convertible Senior Notes described above.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of adoption on our condensed consolidated statement of operations for the three months ended March 31, 2022 resulted in a decrease to net interest expense by $273,000 relating to the non-cash interest expense associated with amortization of the debt discount. The adoption had no effect on our basic and diluted net income per share of common stock attributable to common stockholders for the three months ended March 31, 2022.
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
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended March 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$30,971	$10,869	$4,943	$46,783
Puerto Rico	1	5,476	1,132	888	7,496
Colorado	1	12,177	6,133	3,131	21,441
Florida	2	25,083	9,522	7,043	41,648
Illinois	1	2,759	797	329	3,885
Pennsylvania	1	3,075	506	211	3,792
Washington	1	2,588	411	309	3,308
Washington, D.C.	1	3,881	2,330	420	6,631
USVI	1	19,182	5,007	2,707	26,896
Total	15	$105,192	$36,707	$19,981	$161,880

	Three Months Ended March 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$12,745	$4,232	$2,261	$19,238
Colorado	1	6,380	2,978	2,393	11,751
Florida	2	16,351	5,640	5,177	27,168
Illinois	1	1,420	236	132	1,788
Pennsylvania	1	1,241	5	119	1,365
Washington	1	898	10	117	1,025
Washington, D.C.	1	2,031	132	246	2,409
USVI	1	13,257	3,396	2,451	19,104
Total	13	$54,323	$16,629	$12,896	$83,848

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$560,241	$480,530
Buildings and improvements	1,321,913	1,215,810
Furniture, fixtures and equipment	137,303	123,954
Construction in progress	12,175	12,038
Residences	12,746	12,746
Total cost	2,044,378	1,845,078
Accumulated depreciation	(409,567)	(399,481)
Investments in hotel properties, net	$1,634,811	$1,445,597
Impairment Charges and Insurance Recoveries
For the three months ended March 31, 2021, we recognized a gain of $481,000 associated with proceeds received from an insurance claim. There was no such gain recognized for the three months ended March 31, 2022.
During the three months ended March 31, 2022 and 2021, no impairment charges were recorded.
The Ritz-Carlton Reserve Dorado Beach
On March 11, 2022, the Company acquired a 100% interest in the 96-room Dorado Beach, a Ritz-Carlton Reserve in Dorado, Puerto Rico. The total consideration consisted of $104.0 million of cash and 6.0 million shares of the Company’s common stock with a fair value of approximately $35.0 million. Additionally, the Company assumed a $54.0 million mortgage loan with a fair value of approximately $58.6 million. See note 6 for further discussion regarding the mortgage loan. On March 14, 2022, the Company filed a resale registration statement on Form S-3, which was declared effective by the SEC on April 1, 2022, to register for resale the 6.0 million shares of common stock.
We accounted for this acquisition as an asset acquisition because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. The cost of the acquisition including transaction costs of approximately $1.9 million, was allocated to the individual assets acquired and liabilities assumed on a relative fair value basis, which is considered a Level 3 valuation technique.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$79,711
Buildings and improvements	102,105
Furniture, fixtures and equipment	15,405
Investments in hotel properties	197,221
Restricted cash	1,091
Inventories	1,184
Mortgage loan	(58,601)
$140,895
Net other assets (liabilities)	$(9,806)
The results of operations of the hotel property have been included in our results of operations from the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Total revenue	$7,495
Net income (loss)	3,492

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. As of March 31, 2022, the Company has made investments in OpenKey totaling $2.6 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three months ended March 31, 2022 and 2021.
The following table summarizes our carrying value and ownership interest in OpenKey:

	March 31, 2022	December 31, 2021
Carrying value of the investment in OpenKey (in thousands)	$1,617	$1,689
Ownership interest in OpenKey	7.8%	7.8%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2022	2021
Equity in earnings (loss) of unconsolidated entity	$(72)	$(64)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (9)	Interest Rate	March 31, 2022	December 31, 2021

Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	April 2022	April 2022	LIBOR (1) +3.00%	$—	$67,500
Mortgage loan (4)	The Notary Hotel	June 2022	June 2025	LIBOR (1) + 2.16%	435,000	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (5)	The Ritz-Carlton St. Thomas	August 2022	August 2024	LIBOR (1) + 3.95%	42,500	42,500
Mortgage loan (6)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	99,250	99,500
Mortgage loan (6)	Hotel Yountville	May 2023	May 2023	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan (6)	Bardessono Hotel and Spa	August 2023	August 2023	LIBOR (1) + 2.55%	40,000	40,000
Mortgage loan (6)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	LIBOR (1) + 2.10%	54,000	54,000
Mortgage loan	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,000	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	February 2024	February 2027	SOFR (2) + 2.86%	70,500	—
Mortgage loan (7)	The Ritz-Carlton Reserve Dorado Beach	March 2024	March 2026	LIBOR (1) + 6.00%	54,000	—
Mortgage loan (8)	Mr. C Beverly Hills Hotel	August 2024	August 2024	LIBOR (1) + 3.60%	30,000	30,000
Mortgage loan (6)	Pier House Resort & Spa	September 2024	September 2024	LIBOR (1) + 1.85%	80,000	80,000
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
					1,237,500	1,180,750
Capitalized default interest and late charges, net					3,382	3,904
Deferred loan costs, net					(4,502)	(3,538)
Premiums/(Discounts), net					1,768	(8,438)
Indebtedness, net					$1,238,148	$1,172,678
__________________
(1)LIBOR rates were 0.452% and 0.101% at March 31, 2022 and December 31, 2021, respectively.
(2)SOFR rate was 0.302% at March 31, 2022.
(3)On February 2, 2022, we refinanced this mortgage loan totaling $67.5 million with a new $70.5 million mortgage loan with a two-year initial term and three one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of SOFR + 2.86%.
(4)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in June 2021.
(5)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised in August 2021. This mortgage loan has a LIBOR floor of 1.00%.
(6)This mortgage loan has a LIBOR floor of 0.25%.
(7)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.75%.
(8)This mortgage loan has a LIBOR floor of 1.50%.
(9)The final maturity date assumes all available extensions options will be exercised.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. As of March 31, 2022, no loans are in default. The Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges.
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of principal amortization for the three months ended March 31, 2022 and 2021 was $523,000 and $1.3 million, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On February 2, 2022, the Company refinanced its mortgage loan secured by the Park Hyatt Beaver Creek Resort & Spa, which had a final maturity date in April 2022. The new, non-recourse mortgage loan totals $70.5 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 2.86%. In connection with the refinancing, the Company paid Lismore a fee of approximately $637,000.
On March 11, 2022, in connection with the acquisition of The Ritz-Carlton Reserve Dorado Beach, the Company assumed a $54 million mortgage loan. See note 4.
Convertible Senior Notes
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. The Company recorded coupon interest expense of $970,000 for the three months ended March 31, 2022.
Upon issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component was calculated using a discount rate of 7.1%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Senior Notes. The $6.3 million carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the net proceeds of the Convertible Senior Notes. The amount recorded in equity was not subject to remeasurement or amortization. The initial discount of $9.3 million was accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Senior Notes. The Company recorded discount amortization of $132,000 related to the initial purchase discount for the three months ended March 31, 2022, with the remaining discount balance to be amortized through June 2026.
As a result of the Company's adoption of ASU 2020-06 on January 1, 2022, the Convertible Senior Notes are now recorded as a single liability with no portion recorded in equity. The Company also ceased recording non-cash interest expense associated with the amortization of the portion of the debt discount originally reflected in equity, while the initial purchase discount remains and will continue to be amortized through June 2026.
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
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2022, we were in compliance with all covenants.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
7. Derivative Instruments
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows, which include interest rate caps. All derivatives are recorded at fair value.
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Three Months Ended March 31,
Interest rate caps:(1)	2022	2021
Notional amount (in thousands)	$70,500	$192,500
Strike rate low end of range	3.50%	0.75%
Strike rate high end of range	3.50%	3.00%
Effective date range	February 2022	January 2021 - March 2021
Termination date range	February 2024	September 2021 - April 2022
Total cost of interest rate caps (in thousands)	$76	$20
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	March 31, 2022	December 31, 2021
Notional amount (in thousands)	$928,000	$882,500
Strike rate low end of range	2.00%	0.75%
Strike rate high end of range	4.00%	4.00%
Termination date range	April 2022 - August 2024	February 2022 - August 2024
Aggregate principal balance on corresponding mortgage loans (in thousands)	$859,750	$857,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Mr. C Beverly Hills Hotel and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrant by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflects the fair market value of the Company’s common stock. As of March 31, 2022, no warrants have been exercised.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2022, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 0.452% to 2.790% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2022
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$1,058	$—	$1,058
Total	$—	$1,058	$—	$1,058	(1)
Liabilities
Derivative liabilities:
Warrants	—	(1,870)	$—	$(1,870)	(2)
Net	$—	$(812)	$—	$(812)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$139	$—	$139
	$—	$139	$—	$139	(1)
Liabilities
Derivative liabilities:
Warrants	—	(1,435)	—	(1,435)	(2)
Net	$—	$(1,296)	$—	$(1,296)
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

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2022	2021
Assets
Derivative assets:
Interest rate derivatives - caps	$843	$(20)
Total derivative assets	$843	$(20)
Total	$843	$(20)
Liabilities
Derivative liabilities:
Warrants	$(435)	$—
Net	$408	$(20)

Total combined
Interest rate derivatives - caps	$843	$(20)
Warrants	(435)	—
Unrealized gain (loss) on derivatives	$408	$(20)
Net	$408	$(20)
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$1,058	$1,058	$139	$139
Financial liabilities measured at fair value:
Derivative liabilities	$1,870	$1,870	$1,435	$1,435
Financial assets not measured at fair value:
Cash and cash equivalents	$185,157	$185,157	$215,998	$215,998
Restricted cash	41,181	41,181	47,376	47,376
Accounts receivable, net	29,248	29,248	23,701	23,701
Due from related parties, net	930	930	1,770	1,770
Due from third-party hotel managers	40,108	40,108	27,461	27,461
Financial liabilities not measured at fair value:
Indebtedness	$1,239,268	$1,065,094 to $1,177,210	$1,172,312	$1,022,408 to $1,130,029
Accounts payable and accrued expenses	118,511	118,511	96,316	96,316
Dividends and distributions payable	3,229	3,229	2,173	2,173
Due to Ashford Inc.	3,788	3,788	1,474	1,474
Due to third-party hotel managers	578	578	610	610
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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 85.9% to 95.0% of the carrying value of $1.2 billion at March 31, 2022, and approximately 87.2% to 96.4% of the carrying value of $1.2 billion at December 31, 2021. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$14,663	$(8,708)
Less: Dividends on preferred stock	(3,303)	(2,388)
Less: Dividends on common stock	(707)	—
Less: Loss on extinguishment of preferred stock - Series B	—	(73)
Less: Dividends on unvested performance stock units	(7)	—
Less: Dividends on unvested restricted shares	(6)	—
Less: Net (income) loss allocated to performance stock units	(112)	—
Less: Net (income) loss allocated to unvested restricted shares	(89)	—
Undistributed net income (loss) allocated to common stockholders	$10,439	$(11,169)
Add back: Dividends on common stock	707	—
Distributed and undistributed net income (loss) - basic	$11,146	$(11,169)
Interest expense on Convertible Senior Notes	1,103	—
Dividends on preferred stock - Series E	1,399	—
Dividends on preferred stock - Series M	$21	$—
Distributed and undistributed net income (loss) - diluted	$13,669	$(11,169)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	65,878	39,605
Effect of assumed exercise of warrants	3	—
Effect of assumed conversion of Convertible Senior Notes	13,609	—
Effect of assumed conversion of preferred stock - Series E	10,258	—
Effect of assumed conversion of preferred stock - Series M	147	—
Weighted average common shares outstanding – diluted	89,895	39,605

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$0.17	$(0.28)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$0.15	$(0.28)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$95	$—
Income (loss) allocated to unvested performance stock units	120	—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	967	(1,079)
Dividends on preferred stock - Series B	1,058	1,563
Loss on extinguishment of preferred stock - Series B	—	73
Total	$2,240	$557
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	17	83
Effect of unvested performance stock units	1	—
Effect of assumed conversion of operating partnership units	5,856	4,006
Effect of assumed conversion of preferred stock - Series B	4,116	6,078
Effect of assumed conversion of exchanged preferred stock - Series B	—	551
Total	9,990	10,718

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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. As of March 31, 2022, there were approximately 2.2 million Performance LTIP units, representing 200% of the target, outstanding.
With respect to the 2020 award agreements, the number of Performance LTIP units actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
With respect to the 2021 and 2022 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria for the 2021 and 2022 performance grants are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
In March 2022, the Company granted approximately 1.2 million Performance LTIP units, representing 200% of the target, with a grant date fair value of $5.89 per share and a vesting period of three years. As of March 31, 2022, the Company does not have sufficient shares of common stock available under its incentive stock plan to settle any future redemptions of the Performance LTIP units, upon reaching the conditions required for redemption. As a result, the 2022 awards are classified as liability awards on the condensed consolidated balance sheet and are included in “due to Ashford Inc., net.” The 2022 awards are subject to remeasurement each reporting period.
As of March 31, 2022, we have issued a total of approximately 3.5 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 569,000 LTIP units and 840,000 Performance LTIP units issued from March 2015 to May 2021, had reached full economic parity with, and are convertible into, common units.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	March 31, 2022	December 31, 2021
Redeemable noncontrolling interests in Braemar OP	$42,291	$36,087
Adjustments to redeemable noncontrolling interests (1)	$4,661	$275
Ownership percentage of operating partnership	7.84%	8.83%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(967)	$1,079
Distributions declared to holders of common units, LTIP units and Performance LTIP units	83	—
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended March 31,
	2022	2021
Common stock dividends declared	$720	$—
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
In March 2022, 41,000 PSUs with a fair value of $403,000 and a vesting period of three years were granted. The 2022 awards may be settled in cash or shares of the Company’s common stock solely at the option of the Company. As of March 31, 2022, the Company does not have sufficient shares available under its incentive stock plan to settle the 2022 awards in shares of the Company’s common stock. As a result, the 2022 awards are classified as liability awards on the condensed consolidated balance sheet and are included in “due to Ashford Inc., net.” The 2022 awards are subject to remeasurement each reporting period.
With respect to the 2020 award agreements, the number of PSUs actually earned may range from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
With respect to the 2021 and 2022 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria for the 2021 and 2022 performance grants are based on performance conditions under the relevant literature, and the 2021 and 2022 performance grants were issued to non-employees. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, which may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8.25% Series D Cumulative Preferred Stock—The dividend for all issued and outstanding shares of the Company’s Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2022	2021
Series D Cumulative Preferred Stock	$825	$825
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2022 and 2021. As of March 31, 2022, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of March 31, 2022, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
The issuance activity under the SEDA is summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021
Common shares sold to YA	—	1,200
Proceeds received	$—	$7,007
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of March 31, 2022, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
The issuance activity under the Lincoln Park agreement is summarized below (in thousands):

Three Months Ended March 31,
	2022	2021
Common shares sold to Lincoln Park	—	—
Additional commitment shares	—	—
Total common shares issued to Lincoln Park	—	—

Proceeds received	$—	$—
At-the-Market Equity Distribution Agreement—On July 12, 2021, the Company entered into a second equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu Americas LLC (“Virtu”) to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale.
As of March 31, 2022, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
The issuance activity under the Virtu July 2021 EDA is summarized below (in thousands):

Three Months Ended March 31,
2022
Common shares issued	—
Gross proceeds received	$—
Commissions	—
Net proceeds	$—
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2022	2021
Series B Convertible Preferred Stock	$1,058	$1,563
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

Three Months Ended March 31,
2022
Series E Preferred Stock shares issued (1)	1,477
Net proceeds	$33,236
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	March 31, 2022	December 31, 2021
Series E Preferred Stock	$73,404	$39,339
Adjustments to Series E Preferred Stock (1)	$972	$3,128
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

Three Months Ended March 31,
2022
Series E Preferred Stock	$1,399
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

Three Months Ended March 31,
2022
Series M Preferred Stock shares issued	33
Net proceeds	$810

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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	March 31, 2022	December 31, 2021
Series M Preferred Stock	$1,538	$715
Adjustments to Series M Preferred Stock (1)	$21	$133
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

Three Months Ended March 31,
2022
Series M Preferred Stock	$21
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
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Limited Waiver”) with Braemar OP, Braemar TRS and its advisor. As previously disclosed, the advisory agreement (i) allocates responsibility for certain employee costs between the Company and its advisor and (ii) permits the Company’s board of directors to issue annual equity awards in the Company or Braemar OP to employees and other representatives of its advisor based on achievement by the Company of certain financial or other objectives or otherwise as the Company’s board of directors sees fit. Pursuant to the Limited Waiver, the Company, Braemar OP, Braemar TRS and the Company’s advisor waived the operation of any provision in the advisory agreement that would otherwise limit its ability, in its discretion and at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of its advisor.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2022	2021
Advisory services fee
Base advisory fee	$2,939	$2,545
Reimbursable expenses (1)	1,096	492
Equity-based compensation (2)	2,310	1,387
Incentive fee	977	371
Total	$7,322	$4,795
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
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
As of March 31, 2022 and 2021, due from related parties, net included a $365,000 security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
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
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed by Ashford Securities. The Initial True-Up Date was not met prior to the Amended and Restated Contribution was entered into. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. Additionally, Braemar’s aggregate Capital Contributions under the Initial Contribution Agreement and the Amended and Restated Contribution Agreement shall not exceed $3.75 million unless otherwise agreed to in writing by Braemar. On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
As of March 31, 2022, Braemar has funded approximately $4.1 million. Additionally, as of March 31, 2022 and December 31, 2021, $131,000 and $338,000, respectively, of the pre-funded amounts were included in “other assets” on our condensed consolidated balance sheets.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2022	2021
Corporate, general and administrative	$527	$340
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
Hotel Management Services
At March 31, 2022, Remington Hotels managed four of our 15 hotel properties.
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
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2022, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
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
The table below summarizes the licensing fees incurred (in thousands):

Three Months Ended March 31,
Line Item	2022
Other hotel expenses	$102
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2022, we pay a monthly hotel management fee equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach under the Accor management agreement has

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
occurred and an injunction to prevent Ashford TRS Chicago II from terminating the Accor management agreement. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking damages and a declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, in which Accor asserted two causes of action: First, Accor asserted a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the Accor management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserted a counterclaim for breach of contract alleging that Ashford TRS Chicago II breached the Accor management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. On February 16, 2022, the parties entered into a settlement agreement agreeing to: 1) amend the Accor management agreement; 2) dismiss the lawsuit and counterclaims; 3) stipulate to the failure of the performance tests and cure amounts for 2018 of $867,682 and 2019 of $784,919; and 4) arbitrate whether the performance tests for 2020 and 2021 were valid and/or required equitable adjustment. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice. As a result of the settlement related to the 2018 performance test failure, the Company recorded a gain of approximately $868,000 for the three months ended March 31, 2022, that is recorded as a reduction of management fees and included in “management fees” on the Company’s condensed consolidated statements of operations. As of March 31, 2022, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. On January 28, 2022, the Court approved a settlement of this litigation. The resulting loss to the Company was approximately $448,000; although it was entitled to indemnification in the amount of approximately $291,000, based on the respective periods of ownership of the Company’s hotel. As of March 31, 2022, approximately $500,000 was accrued. The settlement amount was paid subsequent to March 31, 2022, and the matter is now closed.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of March 31, 2022, no amounts have been accrued.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2022 and December 31, 2021, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Event
On April 15, 2022, Ashford Inc. and Ashford Services, agreed with Jeremy Welter, the Chief Operating Officer of Ashford Inc., that, effective on the Resignation Date, Mr. Welter would terminate employment with and service to Ashford Inc., Ashford Services and their affiliates. Mr. Welter is also the Chief Operating Officer of the Company and Braemar and accordingly his service as Chief Operating Officer of each of the Company and Braemar will also end effective as of the Resignation Date.

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
FORWARD-LOOKING STATEMENTS
Throughout this Form 10-Q, we make forward-looking statements that are subject to risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Additionally, statements regarding the following subjects are forward-looking by their nature:
•the factors discussed in our Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022 (the “2021 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;” and other filings under the Exchange Act;
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2021 10-K and this Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak and the numerous government travel restrictions imposed in response thereto. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2022, we owned interests in 15 hotel properties in six states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,971 total rooms, or 3,736 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 13 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.

We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2022, Remington Hotels, a subsidiary of Ashford Inc., managed four of our 15 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2022, owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of March 31, 2022 would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.8% subject to applicable voting limitations; provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of the Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of March 31, 2022, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 4,557,361 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 5.7% ownership in the Company.
Recent Developments
On February 2, 2022, the Company refinanced its mortgage loan secured by the Park Hyatt Beaver Creek Resort & Spa, which had a final maturity date in April 2022. The new, non-recourse mortgage loan totals $70.5 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 2.86%. In connection with the refinancing, the Company paid Lismore a fee of approximately $637,000.
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “Limited Waiver”) with Braemar OP, Braemar TRS and its advisor. As previously disclosed, the advisory agreement (i) allocates responsibility for certain employee costs between the Company and its advisor and (ii) permits the Company’s board of directors to issue annual equity awards in the Company or Braemar OP to employees and other representatives of its advisor based on achievement by the Company of certain financial or other objectives or otherwise as the Company’s board of directors sees fit. Pursuant to the Limited Waiver, the Company, Braemar OP, Braemar TRS and the Company’s advisor waived the operation of any provision in the advisory agreement that would otherwise limit its ability, in its discretion and at the Company’s cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of its advisor.
On March 11, 2022, the Company acquired a 100% interest in the 96-room Dorado Beach, a Ritz-Carlton Reserve in Dorado, Puerto Rico. The total consideration consisted of $104 million of cash, 6.0 million shares of common stock with a fair value of approximately $35.0 million. Additionally, the Company assumed a $54.0 million mortgage loan with a fair value of approximately $58.6 million. The Company also participates in a rental management program attributable to residences in the program. At acquisition, there were ten residences in the regular rental program and four in the flexible rental program. On March 14, 2022, the Company filed a resale registration statement on Form S-3, which was declared effective by the SEC on April 1, 2022, to register for resale the 6.0 million shares of common stock.
On April 15, 2022, Ashford Inc. and Ashford Services, agreed with Jeremy Welter, the Chief Operating Officer of Ashford Inc., that, effective on the Resignation Date, Mr. Welter would terminate employment with and service to Ashford Inc., Ashford Services and their affiliates. Mr. Welter is also the Chief Operating Officer of the Company and Braemar and accordingly his service as Chief Operating Officer of each of the Company and Braemar will also end effective as of the Resignation Date.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenue
Rooms	$105,192	$54,323	$50,869	93.6%
Food and beverage	36,707	16,629	20,078	120.7
Other	19,981	12,896	7,085	54.9
Total hotel revenue	161,880	83,848	78,032	93.1
Expenses
Hotel operating expenses:
Rooms	20,184	11,015	(9,169)	(83.2)
Food and beverage	28,028	13,952	(14,076)	(100.9)
Other expenses	46,207	28,543	(17,664)	(61.9)
Management fees	4,148	2,532	(1,616)	(63.8)
Total hotel operating expenses	98,567	56,042	(42,525)	(75.9)
Property taxes, insurance and other	8,603	7,264	(1,339)	(18.4)
Depreciation and amortization	18,441	18,353	(88)	(0.5)
Advisory services fee	7,322	4,795	(2,527)	(52.7)
Corporate general and administrative	2,495	1,600	(895)	(55.9)
Total expenses	135,428	88,054	(47,374)	(53.8)
Gain (loss) on insurance settlement and disposition of assets	—	499	(499)	(100.0)
Operating income (loss)	26,452	(3,707)	30,159	813.6
Equity in earnings (loss) of unconsolidated entity	(72)	(64)	(8)	(12.5)
Interest income	25	9	16	177.8
Interest expense and amortization of discounts and loan costs	(8,522)	(6,756)	(1,766)	(26.1)
Write-off of loan costs and exit fees	(76)	(351)	275	78.3
Unrealized gain (loss) on derivatives	408	(20)	428	2,140.0
Income (loss) before income taxes	18,215	(10,889)	29,104	267.3
Income tax (expense) benefit	(2,611)	(145)	(2,466)	(1,700.7)
Net income (loss)	15,604	(11,034)	26,638	241.4
(Income) loss attributable to noncontrolling interest in consolidated entities	26	1,247	(1,221)	(97.9)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(967)	1,079	(2,046)	(189.6)
Net income (loss) attributable to the Company	$14,663	$(8,708)	$23,371	268.4%

All hotel properties owned for the three months ended March 31, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended March 31, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
Mr. C Beverly Hills Hotel	Los Angeles, California	Acquisition	August 5, 2021
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Three Months Ended March 31,
	2022	2021
Occupancy	54.95%	37.01%
ADR (average daily rate)	$543.79	$436.98
RevPAR (revenue per available room)	$298.79	$161.73
Rooms revenue (in thousands)	$105,192	$54,323
Total hotel revenue (in thousands)	$161,880	$83,848
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the full three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Occupancy	54.39%	37.01%
ADR (average daily rate)	$526.18	$436.98
RevPAR (revenue per available room)	$286.18	$161.73
Rooms revenue (in thousands)	$96,432	$54,323
Total hotel revenue (in thousands)	$149,766	$83,848
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed by $23.4 million, from a net loss of $8.7 million for the three months ended March 31, 2021 (the “2021 quarter”), to net income of $14.7 million for the three months ended March 31, 2022 (the “2022 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $50.9 million, or 93.6%, to $105.2 million during the 2022 quarter compared to the 2021 quarter. During the 2022 quarter, we experienced a 1,794 basis point increase in occupancy and a 24.4% increase in room rates compared to the 2021 quarter. The increase in rooms revenue is due to the hotel properties recovering from the COVID-19 pandemic as well as an increase of $3.3 million associated with the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021 and $5.5 million with the acquisition of The Ritz-Carlton Reserve Dorado Beach on March 11, 2022.

Fluctuations in rooms revenue between the 2022 quarter and the 2021 quarter is a result of the changes in occupancy and ADR between 2022 quarter and 2021 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$1,849	1,060	38.3%
Marriott Seattle Waterfront	1,690	2,508	16.0%
The Notary Hotel	1,834	1,894	26.2%
The Clancy	3,591	2,998	78.8%
Sofitel Chicago Magnificent Mile	1,340	2,041	4.2%
Pier House Resort & Spa	3,783	302	61.9%
The Ritz-Carlton St. Thomas	5,925	335	38.8%
Park Hyatt Beaver Creek Resort & Spa	5,797	1,305	58.7%
Hotel Yountville	1,113	633	75.2%
The Ritz-Carlton Sarasota	4,948	281	35.6%
Hilton La Jolla Torrey Pines	3,648	3,393	59.3%
Bardessono Hotel and Spa	1,747	1,414	50.0%
The Ritz-Carlton Lake Tahoe	4,844	246	59.1%
Total	$42,109	1,738	20.4%
Non-comparable
Mr. C Beverly Hills Hotel	$3,285	n/a	n/a
The Ritz-Carlton Reserve Dorado Beach	$5,475	n/a	n/a
Total	$8,760
Food and Beverage Revenue. Food and beverage revenue increased $20.1 million, or 120.7%, to $36.7 million during the 2022 quarter compared to the 2021 quarter. This increase is primarily driven by the recovery from the COVID-19 pandemic. We experienced an aggregate increase in food and beverage revenue of $17.9 million at 13 comparable hotel properties as well as increases of $1.1 million at the Mr. C Beverly Hills Hotel and $1.1 million at The Ritz-Carlton Reserve Dorado Beach.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $7.1 million, or 54.9%, to $20.0 million during the 2022 quarter compared to the 2021 quarter.
The increase is attributable to higher other hotel revenue of $5.9 million at 13 comparable hotel properties and an increase of $279,000 at the Mr. C Beverly Hills Hotel and $888,000 at The Ritz-Carlton Reserve Dorado Beach.
Rooms Expense. Rooms expense increased $9.2 million, or 83.2%, to $20.2 million in the 2022 quarter compared to the 2021 quarter. The increase is attributable to an aggregate increase in rooms expense of $7.5 million at 13 comparable hotel properties due to the hotel properties recovering from the COVID-19 pandemic and increases of $889,000 at the Mr. C Beverly Hills Hotel and $797,000 at The Ritz-Carlton Reserve Dorado Beach.
Food and Beverage Expense. Food and beverage expense increased $14.1 million, or 100.9%, to $28.0 million during the 2022 quarter compared to the 2021 quarter.
The increase is attributable to an aggregate increase of $12.4 million at 13 comparable hotel properties and increases of $1.0 million at the Mr. C Beverly Hills Hotel and $689,000 at The Ritz-Carlton Reserve Dorado Beach.
Other Operating Expenses. Other operating expenses increased $17.7 million, or 61.9%, to $46.2 million in the 2022 quarter compared to the 2021 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $1.9 million in direct expenses and $15.8 million in indirect expenses and incentive management fees in the 2022 quarter compared to the 2021 quarter.
Direct expenses were 4.2% of total hotel revenue in the 2022 quarter and 5.9% in the 2021 quarter. The increase in direct expenses is associated with higher direct expenses at our comparable hotel properties as they are recovering from the COVID-19 pandemic, as well as an increase of $36,000 at the Mr. C Beverly Hills Hotel and $419,000 at The Ritz-Carlton Reserve Dorado Beach.

The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $5.1 million comprising an increase of $4.0 million at our 13 comparable hotel properties and $1.1 million at the two acquired hotel properties; (ii) marketing costs of $3.8 million comprising an increase of $3.3 million at our 13 comparable hotel properties and $551,000 at the two acquired hotel properties; (iii) repairs and maintenance of $1.6 million comprising an increase of $1.2 million at our 13 comparable hotel properties and $405,000 at the two acquired hotel properties; (iv) lease expense of $251,000 comprising an increase of $237,000 at our 13 comparable hotel properties and $14,000 at the two acquired hotel properties; (v) energy costs of $1.2 million comprised of an increase of $896,000 at our 13 comparable hotel properties and $329,000 at the two acquired hotel properties; and (vi) incentive management fees of $3.8 million comprising an increase of $3.6 million at our 13 comparable hotel properties and $121,000 at the two acquired hotel properties.
Management Fees. Base management fees increased $1.6 million, or 63.8%, to $4.1 million in the 2022 quarter compared to the 2021 quarter. Management fees increased approximately $2.0 million at 12 of our comparable hotel properties, $136,000 at the Mr. C Beverly Hills Hotel and $243,000 at The Ritz-Carlton Reserve Dorado Beach. These increases were partially offset by a decrease of $807,000 at the Sofitel Chicago Magnificent Mile primarily as a result of a legal settlement with Accor. See Item 1. “Legal Proceedings.”
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.3 million, or 18.4%, to $8.6 million in the 2022 quarter compared to the 2021 quarter. The increase is comprised of an aggregate increase of approximately $1.5 million at six hotel properties as well as increases of $329,000 at the Mr. C Beverly Hills Hotel and $240,000 at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions. These increases were partially offset by an aggregate decrease of approximately $941,000 at seven hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $88,000, or 0.5%, to $18.4 million for the 2022 quarter compared to the 2021 quarter. The increase is comprised of an increase of $609,000 at the Mr. C Beverly Hills Hotel and $351,000 at Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions as well as an aggregate increase of $442,000 at the Park Hyatt Beaver Creek Resort & Spa, Marriott Seattle Waterfront, Hotel Yountville, The Ritz-Carlton St. Thomas and The Ritz-Carlton Lake Tahoe. These increases were partially offset by an aggregate decrease of $1.3 million at eight comparable hotel properties primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $2.5 million, or 52.7%, to $7.3 million in the 2022 quarter compared to the 2021 quarter due to increases in the base advisory fee of $394,000, reimbursable expenses of $604,000, an incentive fee of $606,000 and an increase in equity-based compensation of $923,000.
In the 2022 quarter, we recorded an advisory services fee of $7.3 million, which included a base advisory fee of $2.9 million, reimbursable expenses of $1.1 million, $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $977,000.
In the 2021 quarter, we recorded an advisory services fee of $4.8 million, which included a base advisory fee of $2.5 million, reimbursable expenses of $492,000, $1.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $371,000.
Corporate General and Administrative. Corporate general and administrative expense was $2.5 million in the 2022 quarter and $1.6 million in the 2021 quarter. The increase in corporate general and administrative expenses is primarily due to higher professional fees of $399,000, higher public company costs of $208,000, higher miscellaneous expenses of $101,000 and higher reimbursed operating expenses of Ashford Securities of $187,000.
Gain (loss) on Insurance Settlement and Disposition of Assets. In the 2021 quarter, we recognized a gain of $481,000 associated with proceeds received from an insurance claim and a gain of $18,000 upon disposition of certain fixed assets. There was no such gain (loss) in the 2022 quarter.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2022 quarter and the 2021 quarter, we recorded equity in loss of unconsolidated entity of $72,000 and $64,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $25,000 and $9,000 in the 2022 quarter and the 2021 quarter, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $1.8 million, or 26.1%, to $8.5 million for the 2022 quarter compared to the 2021 quarter. The increase is primarily due to higher interest expense from a higher average LIBOR rate, as well as higher interest expense from our Convertible Senior Notes and the mortgage loans associated with the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach acquisitions. The average LIBOR rates for the 2022 quarter and the 2021 quarter were 0.23% and 0.12%, respectively.

Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $76,000 in the 2022 quarter resulting from the refinance of the Park Hyatt Beaver Creek Resort & Spa in February 2022.
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
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $408,000 for the 2022 quarter consisted of an unrealized gain of approximately $843,000 on interest rate caps, partially offset by an unrealized loss of approximately $435,000 on warrants.
Unrealized loss on derivatives of $20,000 in the 2021 quarter consisted of an unrealized loss on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense changed $2.5 million, from an income tax expense of $145,000 in the 2021 quarter to income tax expense of $2.6 million in the 2022 quarter. This change was primarily due to an increase in the profitability of our TRS entities in the 2022 quarter compared to the 2021 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $26,000 and $1.2 million for the 2022 quarter and the 2021 quarter, respectively. At both March 31, 2022 and 2021, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $967,000 in the 2022 quarter and a net loss of $1.1 million in the 2021 quarter. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 7.84% and 8.87% as of March 31, 2022 and 2021, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures directly associated with our hotel properties, including:
•advisory fees payable to Ashford LLC;
•recurring maintenance necessary to maintain our hotel properties in accordance with brand standards;
•interest expense and scheduled principal payments on outstanding indebtedness;
•dividends on our common stock;
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on some of our mortgage loans, as discussed above. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of March 31, 2022, our $54 million mortgage loan was in a cash trap. Approximately $60,000 of our restricted cash was subject to this cash trap.
Equity Transactions
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2022, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of May 4, 2022, the Company has sold approximately 7.4 million shares of common stock and received gross proceeds of approximately $30.8 million under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager and wholesaler of the Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). The Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, our optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership agreement to conform to the terms of the Series E Articles Supplementary and Series M Articles Supplementary. As of May 4, 2022, the Company has issued approximately 3.7 million shares of Series E Preferred Stock and received net proceeds of approximately $83.9 million and issued approximately 114,000 shares of Series M Preferred Stock and received net proceeds of approximately $2.8 million. The Company also issued approximately 7,000 shares of Series E Preferred Stock pursuant to the dividend reinvestment plan.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of May 4, 2022, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
On April 21, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the Lincoln Park Purchase Agreement. The issuance of the shares of common stock pursuant to the Lincoln Park Purchase Agreement has been registered pursuant to the Company’s shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. The Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. Upon entering into the Lincoln Park Purchase Agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Lincoln Park Purchase Agreement. As of May 4, 2022, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
On July 12, 2021, the Company entered into a second equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of May 4, 2022, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.

Debt Transactions
On February 2, 2022, the Company refinanced its mortgage loan secured by the Park Hyatt Beaver Creek Resort & Spa, which had a final maturity date in April 2022. The new, non-recourse mortgage loan totals $70.5 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions. The mortgage loan is interest only and provides for a floating interest rate of SOFR + 2.86%. In connection with the refinancing, the Company paid Lismore a fee of approximately $637,000.
On March 11, 2022, in connection with the acquisition of The Ritz-Carlton Reserve Dorado Beach the Company assumed a $54.0 million mortgage loan. See note 6 to our condensed consolidated financial statements.
Sources and Uses of Cash
We had approximately $185.2 million and $216.0 million of cash and cash equivalents at March 31, 2022 and December 31, 2021, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by (used in) operating activities were $28.8 million and $12.0 million for the three months ended March 31, 2022 and 2021, respectively. Cash flows from operations were impacted by the COVID-19 pandemic and changes in hotel operations of our 13 comparable hotel properties as well the acquisitions of the Mr. C Beverly Hills Hotel on August 5, 2021 and The Ritz-Carlton Reserve Dorado Beach on March 11, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2022, net cash flows used in investing activities were $97.7 million. These cash outflows were primarily attributable to $10.8 million of capital improvements made to various hotel properties, approximately $87.0 million associated with the acquisition of The Ritz-Carlton Reserve Dorado Beach. Our capital improvements consisted of $8.0 million of return on investment capital projects and $2.8 million of renewal and replacement capital projects. Return on investment capital projects are designed to improve the positioning of our hotel properties within their markets and competitive set. Renewal and replacement capital projects are designed to maintain the quality and competitiveness of our hotels.
For the three months ended March 31, 2021, net cash flows used in investing activities were $4.5 million. These cash outflows were primarily attributable to $4.7 million of capital improvements made to various hotel properties, partially offset by proceeds of $200,000 from the disposition of assets. Our capital improvements consisted of $2.3 million of return on investment capital projects and $2.4 million of renewal and replacement capital projects.
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2022, net cash flows provided by financing activities were $31.9 million. Cash inflows primarily consisted of debt borrowings of $70.5 million, $33.7 million from the issuance of preferred stock and contributions of $164,000 from a noncontrolling interest in consolidated entities. The cash inflows were partially offset by repayments of indebtedness of $67.8 million, $3.0 million of dividend and distribution payments and $1.7 million of payments for loan costs and fees.
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
Dividend Policy. On March 4, 2022, our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the first quarter of 2022. Additionally, in March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review our dividend policy and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.

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
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K. There have been no material changes in these critical accounting policies.
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
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other/income expense, stock/unit-based compensation and the Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/ loss on derivatives.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$15,604	$(11,034)
Interest expense and amortization of loan costs	8,522	6,756
Depreciation and amortization	18,441	18,353
Income tax expense (benefit)	2,611	145
Equity in (earnings) loss of unconsolidated entity	72	64
Company’s portion of EBITDA of OpenKey	(71)	(63)
EBITDA	45,179	14,221
(Gain) loss on insurance settlement and disposition of assets	—	(499)
EBITDAre	45,179	13,722
Amortization of favorable (unfavorable) contract assets (liabilities)	108	138
Transaction and conversion costs	555	340
Write-off of loan costs and exit fees	76	351
Unrealized (gain) loss on derivatives	(408)	20
Stock/unit-based compensation	2,365	1,416
Legal, advisory and settlement costs	317	205
Advisory services incentive fee	977	371
Company’s portion of adjustments to EBITDAre of OpenKey	6	5
Adjusted EBITDAre	$49,175	$16,568

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes dividends on Series B Convertible Preferred Stock, gain/loss on extinguishment of preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other income/expense, stock/unit-based compensation and non-cash items such as interest expense on Convertible Senior Notes, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third-party. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$15,604	$(11,034)
(Income) loss attributable to noncontrolling interest in consolidated entities	26	1,247
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	(967)	1,079
Preferred dividends	(3,303)	(2,388)
Gain (loss) on extinguishment of preferred stock	—	(73)
Net income (loss) attributable to common stockholders	11,360	(11,169)
Depreciation and amortization on real estate (1)	17,795	17,659
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	967	(1,079)
Equity in (earnings) loss of unconsolidated entity	72	64
(Gain) loss on insurance settlement and disposition of assets	—	(499)
Company’s portion of FFO of OpenKey	(72)	(64)
FFO available to common stockholders and OP unitholders	30,122	4,912
Series B Convertible Preferred Stock dividends	1,058	1,563
(Gain) loss on extinguishment of preferred stock	—	73
Transaction and conversion costs	555	340
Interest expense on Convertible Senior Notes	1,103	—
Interest expense accretion on refundable membership club benefits	190	202
Write-off of loan costs and exit fees	76	351
Amortization of loan costs (1)	642	706
Unrealized (gain) loss on derivatives	(408)	20
Stock/unit-based compensation	2,365	1,416
Legal, advisory and settlement costs	317	205
Advisory services incentive fee	977	371
Company’s portion of adjustments to FFO of OpenKey	6	5
Adjusted FFO available to common stockholders, OP unitholders, Series B Cumulative Convertible preferred stockholders and convertible note holders on an “as converted” basis	$37,003	$10,164
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization on real estate	$(646)	$(694)
Amortization of loan costs	(22)	(21)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Mr. C Beverly Hills Hotel (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65
Total		3,971		3,736
________
(1)    The above information does not include the operations of condominium units not owned by The Ritz-Carlton Lake Tahoe.
(2)    Includes 138 hotel rooms and five residences adjacent to the hotel. The results of the Mr. C Beverly Hills Hotel and the five adjacent luxury residences are included from August 5, 2021 through December 31, 2021.
(3)    The above information does not include the operations of residential units not owned by The Ritz-Carlton Reserve Dorado Beach. The results of the Hotel are included from March 11, 2022 through March 31, 2022.
(4)    Some of our hotel properties are on land subject to ground leases, two of which cover the entire property.
(5)    The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term.
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
At March 31, 2022, our total indebtedness of approximately $1.2 billion included approximately $1.2 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at March 31, 2022, would be approximately $2.9 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2022, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.     CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach under the Accor management agreement has occurred and an injunction to prevent Ashford TRS Chicago II from terminating the Accor management agreement. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking damages and a declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, in which Accor asserted two causes of action: First, Accor asserted a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the Accor management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserted a counterclaim for breach of contract alleging that Ashford TRS Chicago II breached the Accor management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. On February 16, 2022, the parties entered into a settlement agreement agreeing to: 1) amend the Accor management agreement; 2) dismiss the lawsuit and counterclaims; 3) stipulate to the failure of the performance tests and cure amounts for 2018 of $867,682 and 2019 of $784,919; and 4) arbitrate whether the performance tests for 2020 and 2021 were valid and/or required equitable adjustment. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice. As a result of the settlement related to the 2018 performance test failure, the Company recorded a gain of approximately $868,000 for the three months ended March 31, 2022, that is recorded as a reduction of management fees and included in “management fees” on the Company’s condensed consolidated statements of operations. As of March 31, 2022, no amounts have been accrued.
One of the Company’s hotel management companies is currently involved in litigation regarding its employment policies and practices at multiple California hotels, including one of the Company’s hotels. On January 28, 2022, the Court approved a settlement of this litigation. The resulting loss to the Company was approximately $448,000; although it was entitled to indemnification in the amount of approximately $291,000, based on the respective periods of ownership of the Company’s hotel. As of March 31, 2022, approximately $500,000 was accrued. The settlement amount was paid subsequent to March 31, 2022 and the matter is now closed.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of March 31, 2022, no amounts have been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of March 31, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three months ended March 31, 2022, pursuant to this authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	656		$—	(2)	—	$50,000,000
February 1 to February 28	16,257	(1)	$5.96		—	$50,000,000
March 1 to March 31	78,758	(1)	$5.88	(2)	—	$50,000,000
Total	95,671		$5.89		—
__________________
(1)Includes 16,257 and 77,521 shares in February and March, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
(2)There is no cost associated with the forfeiture of 656 and 1,237 restricted shares of our common stock in January and March, respectively.
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

3.7
Fourth Amended and Restated Bylaws, as amended by Amendment No. 1 on March 17, 2022, adopted on March 17, 2022. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 18, 2022).

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
99.1
Release and Waiver, by and between Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022).

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	May 6, 2022	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 6, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer