Form 10-Q
period 2022-06-30
Braemar Hotels & Resorts Inc.
filed 2022-08-05
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	71,458,905
(Class)	Outstanding at August 3, 2022

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Investments in hotel properties, gross	$2,043,950	$1,845,078
Accumulated depreciation	(418,066)	(399,481)
Investments in hotel properties, net	1,625,884	1,445,597
Cash and cash equivalents	251,032	215,998
Restricted cash	48,117	47,376
Accounts receivable, net of allowance of $219 and $134, respectively	32,888	23,701
Inventories	4,489	3,128
Prepaid expenses	4,260	4,352
Investment in unconsolidated entity	1,707	1,689
Derivative assets	2,170	139
Operating lease right-of-use assets	79,978	80,462
Other assets	17,789	23,588
Intangible assets, net	4,072	4,261
Due from related parties, net	1,068	1,770
Due from third-party hotel managers	19,145	27,461
Total assets	$2,092,599	$1,879,522
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,237,504	$1,172,678
Accounts payable and accrued expenses	112,686	96,316
Dividends and distributions payable	3,535	2,173
Due to Ashford Inc.	2,701	1,474
Due to third-party hotel managers	1,044	610
Operating lease liabilities	60,839	60,937
Other liabilities	20,590	20,034
Derivative liabilities	705	1,435
Total liabilities	1,439,604	1,355,657
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at June 30, 2022 and December 31, 2021	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 4,508,088 and 1,710,399 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	103,697	39,339
Series M redeemable preferred stock, $0.01 par value, 395,945 and 29,044 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9,750	715
Redeemable noncontrolling interests in operating partnership	40,291	36,087
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 71,310,367 and 65,365,470 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	712	653
Additional paid-in capital	738,353	707,418
Accumulated deficit	(290,307)	(309,240)
Total stockholders’ equity of the Company	448,774	398,847
Noncontrolling interest in consolidated entities	(14,943)	(16,549)
Total equity	433,831	382,298
Total liabilities and equity	$2,092,599	$1,879,522
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Rooms	$112,527	$63,837	$217,719	$118,160
Food and beverage	42,269	19,853	78,976	36,482
Other	20,098	13,420	40,079	26,316
Total hotel revenue	174,894	97,110	336,774	180,958
EXPENSES
Hotel operating expenses:
Rooms	24,134	13,482	44,318	24,497
Food and beverage	31,894	16,322	59,922	30,274
Other expenses	52,087	33,476	98,294	62,019
Management fees	5,538	2,952	9,686	5,484
Total hotel operating expenses	113,653	66,232	212,220	122,274
Property taxes, insurance and other	5,277	7,190	13,880	14,454
Depreciation and amortization	19,571	18,244	38,012	36,597
Advisory services fee	6,305	6,739	13,627	11,534
(Gain) loss on legal settlements	(114)	(989)	(114)	(989)
Transaction costs	—	296	—	296
Corporate general and administrative	3,438	2,383	5,933	3,983
Total expenses	148,130	100,095	283,558	188,149
Gain (loss) on insurance settlement and disposition of assets	—	197	—	696
OPERATING INCOME (LOSS)	26,764	(2,788)	53,216	(6,495)
Equity in earnings (loss) of unconsolidated entity	(74)	(66)	(146)	(130)
Interest income	162	12	187	21
Interest expense and amortization of discounts and loan costs	(10,281)	(7,226)	(18,803)	(13,982)
Write-off of loan costs and exit fees	(22)	(1,177)	(98)	(1,528)
Unrealized gain (loss) on derivatives	1,208	(58)	1,616	(78)
INCOME (LOSS) BEFORE INCOME TAXES	17,757	(11,303)	35,972	(22,192)
Income tax (expense) benefit	(1,077)	(61)	(3,688)	(206)
NET INCOME (LOSS)	16,680	(11,364)	32,284	(22,398)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,468)	849	(1,442)	2,096
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(846)	1,282	(1,813)	2,361
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	14,366	(9,233)	29,029	(17,941)
Preferred dividends	(4,064)	(1,893)	(7,367)	(4,281)
Gain (loss) on extinguishment of preferred stock	—	(4,411)	—	(4,484)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,302	$(15,537)	$21,662	$(26,706)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.14	$(0.32)	$0.31	$(0.61)
Weighted average common shares outstanding – basic	70,740	47,820	68,325	43,737
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.12	$(0.32)	$0.27	$(0.61)
Weighted average common shares outstanding – diluted	107,669	47,820	98,798	43,737
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$16,680	$(11,364)	$32,284	$(22,398)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	16,680	(11,364)	32,284	(22,398)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(1,468)	849	(1,442)	2,096
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(846)	1,282	(1,813)	2,361
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$14,366	$(9,233)	$29,029	$(17,941)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2022	1,600	$16	71,270	$712	$736,911	$(303,323)	$(16,411)	$417,905	3,078	$65,426	3,191	73,404	62	1,538	$42,291
Purchase of common stock	—	—	—	—	5	—	—	5	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,464	—	—	1,464	—	—	—	—	—	—	1,832
Common stock issuance costs	—	—	—	—	(27)	—	—	(27)	—	—	—	—	—	—	—
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(5)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	1,319	29,392	334	8,003	—
Dividends declared – common stock ($0.01/share)	—	—	—	—	—	(720)	—	(720)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.50/share)	—	—	—	—	—	(2,053)	—	(2,053)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.51/share)	—	—	—	—	—	(128)	—	(128)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84)
Net income (loss)	—	—	—	—	—	14,366	1,468	15,834	—	—	—	—	—	—	846
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	(2)	(50)	—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(1,160)	—	(1,160)	—	—	—	951	—	209	—
Redemption value adjustment	—	—	—	—	—	4,594	—	4,594	—	—	—	—	—	—	(4,594)
Balance at June 30, 2022	1,600	$16	71,310	$712	$738,353	$(290,307)	$(14,943)	$433,831	3,078	$65,426	4,508	$103,697	396	$9,750	$40,291

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	(5,601)	—	—	—	—	—	—	—
Purchase of common stock	—	—	(93)	(1)	(546)	—	—	(547)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,784	—	—	2,784	—	—	—	—	—	—	2,766
Issuance of common stock	—	—	6,000	60	34,981	—	—	35,041	—	—	—	—	—	—	—
Common stock issuance costs	—	—	—	—	(27)	—	—	(27)	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	2,800	62,485	367	8,805	—
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.02/share)	—	—	—	—	—	(1,440)	—	(1,440)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(2,116)	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.00/share)	—	—	—	—	—	(3,452)	—	(3,452)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.02/share)	—	—	—	—	—	(149)	—	(149)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	164	164	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(167)
Net income (loss)	—	—	—	—	—	29,029	1,442	30,471	—	—	—	—	—	—	1,813
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	(2)	(50)	—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(2,153)	—	(2,153)	—	—	—	1,923	—	230	—
Redemption value adjustment	—	—	—	—	—	208	—	208	—	—	—	—	—	—	(208)
Balance at June 30, 2022	1,600	$16	71,310	$712	$738,353	$(290,307)	$(14,943)	$433,831	3,078	$65,426	4,508	$103,697	396	$9,750	$40,291

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at March 31, 2021	1,600	$16	43,466	$434	$571,288	$(278,445)	$(16,335)	$276,958	4,545	$96,609	$28,162
Equity-based compensation	—	—	—	—	1,929	—	—	1,929	—	—	876
Issuance of common stock	—	—	7,959	80	47,188	—	—	47,268	—	—	—
Issuance of restricted shares/units	—	—	260	3	(3)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(12)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,068)	—	(1,068)	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	920	920	—	—	—
Redemption/conversion of operating partnership units	—	—	2	—	17	—	—	17	—	—	(17)
Net income (loss)	—	—	—	—	—	(9,233)	(849)	(10,082)	—	—	(1,282)
Extinguishment of preferred stock	—	—	5,636	56	34,900	(4,411)	—	30,545	(1,437)	(30,545)	—
Equity Component of Convertible Senior Notes	—	—	—	—	6,257	—	—	6,257	—	—	—
Redemption value adjustment	—	—	—	—	—	(1,659)	—	(1,659)	—	—	1,659
Balance at June 30, 2021	1,600	$16	57,311	$573	$661,576	$(295,641)	$(16,264)	$350,260	3,108	$66,064	$29,398

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—
Equity-based compensation	—	—	—	—	3,025	—	—	3,025	—	—	1,196
Issuance of common stock	—	—	11,164	112	65,465	—	—	65,577	—	—	—
Issuance of restricted shares/units	—	—	764	8	(8)	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(15)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(2,631)	—	(2,631)	—	—	—
Dividends declared – preferred stock-Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	920	920	—	—	—
Redemption/conversion of operating partnership units	—	—	2	—	17	—	—	17	—	—	(17)
Net income (loss)	—	—	—	—	—	(17,941)	(2,096)	(20,037)	—	—	(2,361)
Extinguishment of preferred stock	—	—	7,171	71	45,298	(4,484)	—	40,885	(1,923)	(40,885)	—
Equity component of Convertible Senior Notes	—	—	—	—	6,257	—	—	6,257	—	—	—
Redemption value adjustment	—	—	—	—	—	(2,925)	—	(2,925)	—	—	2,925
Balance at June 30, 2021	1,600	$16	57,311	$573	$661,576	$(295,641)	$(16,264)	$350,260	3,108	$66,064	$29,398
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$32,284	$(22,398)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	38,012	36,597
Equity-based compensation	5,550	4,221
Bad debt expense	560	217
Amortization of loan costs, discounts and capitalized default interest	(246)	(855)
Write-off of loan costs and exit fees	98	1,528
Amortization of intangibles	237	276
Amortization of non-refundable membership initiation fees	(710)	(443)
Interest expense accretion on refundable membership club deposits	368	392
(Gain) loss on insurance settlement and disposition of assets	—	(696)
Realized and unrealized (gain) loss on derivatives	(1,616)	78
Equity in (earnings) loss of unconsolidated entity	146	130
Deferred income tax expense (benefit)	—	(175)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisition:
Accounts receivable and inventories	(5,069)	(5,365)
Prepaid expenses and other assets	(1,464)	(1,704)
Accounts payable and accrued expenses	(202)	26,645
Operating lease right-of-use assets	296	274
Due to/from related parties, net	702	(962)
Due to/from third-party hotel managers	9,018	(8,352)
Due to/from Ashford Inc.	1,122	1,711
Operating lease liabilities	(147)	(120)
Other liabilities	898	511
Net cash provided by (used in) operating activities	79,837	31,510

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	36	—
Net proceeds from disposition of assets	—	1,816
Acquisition of hotel property, net of cash and restricted cash acquired	(86,798)	(3,000)
Investment in unconsolidated entity	(164)	—
Improvements and additions to hotel properties	(19,910)	(9,094)
Net cash provided by (used in) investing activities	(106,836)	(10,278)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	70,500	83,231
Repayments of indebtedness	(68,000)	(62,795)
Payments of loan costs and exit fees	(1,728)	(930)
Payments for derivatives	(1,145)	(79)
Purchase of common stock	(547)	(376)
Payments for dividends and distributions	(7,334)	(4,942)
Proceeds from issuance of preferred stock	71,016	—
Proceeds from issuance of common stock	—	65,679
Common stock offering costs	(102)	—
Contributions from noncontrolling interest in consolidated entities	164	920
Redemption of preferred stock	(50)	—
Net cash provided by (used in) financing activities	62,774	80,708
Net change in cash, cash equivalents and restricted cash	35,775	101,940
Cash, cash equivalents and restricted cash at beginning of period	263,374	113,150
Cash, cash equivalents and restricted cash at end of period	$299,149	$215,090

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$17,036	$14,070
Income taxes paid (refunded)	(991)	(41)

	Six Months Ended June 30,
	2022	2021

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$3,535	$2,075
Assumption of debt in hotel acquisition	58,601	—
Capital expenditures accrued but not paid	5,363	3,109
Issuance of common stock for hotel acquisition	35,040	—
Accrued common stock offering expense	—	34
Accrued preferred stock offering expenses	105	—
Non-cash preferred stock dividends	278	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$215,998	$78,606
Restricted cash at beginning of period	47,376	34,544
Cash, cash equivalents and restricted cash at beginning of period	$263,374	$113,150

Cash and cash equivalents at end of period	$251,032	$157,677
Restricted cash at end of period	48,117	57,413
Cash, cash equivalents and restricted cash at end of period	$299,149	$215,090
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Braemar Hotels & Resorts Inc., together with its subsidiaries (“Braemar”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (“Braemar OP”). In this report, the terms “Company,” “we,” “us” or “our” refers to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of June 30, 2022, own 15 hotel properties in six states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 13 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,971 total rooms, or 3,736 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of June 30, 2022, 14 of our 15 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of June 30, 2022, 12 of the 15 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K, as originally filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022;
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of adoption on our condensed consolidated statement of operations for the three and six months ended June 30, 2022 resulted in a decrease to net interest expense by $273,000 relating to the non-cash interest expense associated with amortization of the debt discount. The adoption had no effect on our basic and diluted net income per share of common stock attributable to common stockholders for the three and six months ended June 30, 2022.
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
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended June 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$34,313	$11,560	$4,226	$50,099
Puerto Rico	1	11,927	4,700	2,908	19,535
Colorado	1	2,306	2,713	1,633	6,652
Florida	2	19,631	9,742	6,589	35,962
Illinois	1	7,542	2,209	411	10,162
Pennsylvania	1	6,158	1,120	309	7,587
Washington	1	5,587	887	316	6,790
Washington, D.C.	1	9,719	3,403	572	13,694
USVI	1	15,344	5,935	3,134	24,413
Total	15	$112,527	$42,269	$20,098	$174,894

	Three Months Ended June 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$19,352	$5,686	$2,720	$27,758
Colorado	1	1,555	1,214	1,497	4,266
Florida	2	17,875	7,708	5,553	31,136
Illinois	1	2,954	588	271	3,813
Pennsylvania	1	2,416	121	128	2,665
Washington	1	3,176	239	379	3,794
Washington, D.C.	1	1,204	123	249	1,576
USVI	1	15,305	4,174	2,623	22,102
Total	13	$63,837	$19,853	$13,420	$97,110

	Six Months Ended June 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$65,284	$22,429	$9,169	$96,882
Puerto Rico	1	17,403	5,832	3,796	27,031
Colorado	1	14,483	8,846	4,764	28,093
Florida	2	44,714	19,264	13,632	77,610
Illinois	1	10,301	3,006	740	14,047
Pennsylvania	1	9,233	1,626	520	11,379
Washington	1	8,175	1,298	625	10,098
Washington, D.C.	1	13,600	5,733	992	20,325
USVI	1	34,526	10,942	5,841	51,309
Total	15	$217,719	$78,976	$40,079	$336,774

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$32,097	$9,918	$4,981	$46,996
Colorado	1	7,935	4,192	3,890	16,017
Florida	2	34,226	13,348	10,730	58,304
Illinois	1	4,374	824	403	5,601
Pennsylvania	1	3,657	126	247	4,030
Washington	1	4,074	249	496	4,819
Washington, D.C.	1	3,235	255	495	3,985
USVI	1	28,562	7,570	5,074	41,206
Total	13	$118,160	$36,482	$26,316	$180,958
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$560,241	$480,530
Buildings and improvements	1,325,223	1,215,810
Furniture, fixtures and equipment	131,645	123,954
Construction in progress	14,095	12,038
Residences	12,746	12,746
Total cost	2,043,950	1,845,078
Accumulated depreciation	(418,066)	(399,481)
Investments in hotel properties, net	$1,625,884	$1,445,597
Impairment Charges and Insurance Recoveries
For the three and six months ended June 30, 2021, we recognized a $0 and $481,000 gain associated with proceeds received from an insurance claim. There was no such gain recognized for the three and six months ended June 30, 2022.
During the three and six months ended June 30, 2022 and 2021, no impairment charges were recorded.
The Ritz-Carlton Reserve Dorado Beach
On March 11, 2022, the Company acquired a 100% interest in the 96-room Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. The total consideration consisted of $104.0 million of cash and 6.0 million shares of the Company’s common stock with a fair value of approximately $35.0 million. Additionally, the Company assumed a $54.0 million mortgage loan with a fair value of approximately $58.6 million. See note 6 for further discussion regarding the mortgage loan. On March 14, 2022, the Company filed a resale registration statement on Form S-3, which was declared effective by the SEC on April 1, 2022, to register for resale the 6.0 million shares of common stock.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$79,711
Buildings and improvements	102,105
Furniture, fixtures and equipment	15,405
Investments in hotel properties	197,221
Restricted cash	1,091
Inventories	1,184
Mortgage loan	(58,601)
$140,895
Net other assets (liabilities)	$(9,966)
The results of operations of the hotel property have been included in our results of operations from the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total revenue	$19,535	$27,031
Net income (loss)	3,018	6,510
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. On May 26, 2022, the Company made an additional investment in OpenKey of approximately $164,000. As of June 30, 2022, the Company has made investments in OpenKey totaling $2.8 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and six months ended June 30, 2022 and 2021.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2022	December 31, 2021
Carrying value of the investment in OpenKey (in thousands)	$1,707	$1,689
Ownership interest in OpenKey	7.9%	7.8%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2022	2021	2022	2021
Equity in earnings (loss) of unconsolidated entity	$(74)	$(66)	$(146)	$(130)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (9)	Interest Rate	June 30, 2022	December 31, 2021

Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	April 2022	April 2022	LIBOR (1) +3.00%	$—	$67,500
Mortgage loan (4)	The Ritz-Carlton St. Thomas	August 2022	August 2024	LIBOR (1) + 3.95%	42,500	42,500
Mortgage loan (5)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	99,000	99,500
Mortgage loan (5)	Hotel Yountville	May 2023	May 2023	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan (6)	The Notary Hotel	June 2023	June 2025	LIBOR (1) + 2.16%	435,000	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (5)	Bardessono Hotel and Spa	August 2023	August 2023	LIBOR (1) + 2.55%	40,000	40,000
Mortgage loan (5)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	LIBOR (1) + 2.10%	54,000	54,000
Mortgage loan	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,000	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	February 2024	February 2027	SOFR (2) + 2.86%	70,500	—
Mortgage loan (7)	The Ritz-Carlton Reserve Dorado Beach	March 2024	March 2026	LIBOR (1) + 6.00%	54,000	—
Mortgage loan (8)	Mr. C Beverly Hills Hotel	August 2024	August 2024	LIBOR (1) + 3.60%	30,000	30,000
Mortgage loan (5)	Pier House Resort & Spa	September 2024	September 2024	LIBOR (1) + 1.85%	80,000	80,000
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
					1,237,250	1,180,750
Capitalized default interest and late charges, net					2,882	3,904
Deferred loan costs, net					(3,966)	(3,538)
Premiums/(Discounts), net					1,338	(8,438)
Indebtedness, net					$1,237,504	$1,172,678
__________________
(1)LIBOR rates were 1.787% and 0.101% at June 30, 2022 and December 31, 2021, respectively.
(2)SOFR rate was 1.686% at June 30, 2022.
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
(5)This mortgage loan has a LIBOR floor of 0.25%.
(6)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in June 2022.
(7)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.75%.
(8)This mortgage loan has a LIBOR floor of 1.50%.
(9)The final maturity date assumes all available extensions options will be exercised.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. As of June 30, 2022, no loans are in default. The Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges.
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of principal amortization for the three and six months ended June 30, 2022 was $500,000 and $1.0 million, respectively. For the three and six months ended June 30, 2021, the amount of principal amortization was approximately $1.0 million and $2.4 million, respectively.

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
The Convertible Senior Notes are governed by an indenture (the “Base Indenture”) between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. The Company recorded coupon interest expense of $970,000 and $1.9 million for the three and six months ended June 30, 2022, respectively. The Company also recorded coupon interest expense of $464,000 for the three and six months ended June 30, 2021.
Upon issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component was calculated using a discount rate of 7.1%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Senior Notes. The $6.3 million carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the net proceeds of the Convertible Senior Notes. The amount recorded in equity was not subject to remeasurement or amortization. The initial discount of $9.3 million was accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Senior Notes. The Company recorded discount amortization of $139,000 and $271,000 related to the initial purchase discount for the three and six months ended June 30, 2022, with the remaining discount balance to be amortized through June 2026. For the three and six months ended June 30, 2021, the discount amortization was $185,000.
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
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2022, we were in compliance with all covenants.

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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Six Months Ended June 30,
Interest rate caps:(1)	2022	2021
Notional amount (in thousands)	$556,500	$679,000
Strike rate low end of range	3.50%	0.75%
Strike rate high end of range	4.00%	4.00%
Effective date range	February 2022 - May 2022	January 2021 - May 2021
Termination date range	May 2023 - February 2024	September 2021 - June 2022
Total cost of interest rate caps (in thousands)	$1,145	$79
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	June 30, 2022	December 31, 2021
Notional amount (in thousands)	$860,500	$882,500
Strike rate low end of range	2.00%	0.75%
Strike rate high end of range	4.00%	4.00%
Termination date range	August 2022 - August 2024	February 2022 - August 2024
Aggregate principal balance on corresponding mortgage loans (in thousands)	$859,500	$857,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Mr. C Beverly Hills Hotel and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrant by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflects the fair market value of the Company’s common stock. As of June 30, 2022, no warrants have been exercised.
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
The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2022, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 1.787% to 3.520% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2022
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$2,170	$—	$2,170
Total	$—	$2,170	$—	$2,170	(1)
Liabilities
Derivative liabilities:
Warrants	—	(705)	—	(705)	(2)
Net	$—	$1,465	$—	$1,465

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$139	$—	$139
	$—	$139	$—	$139	(1)
Liabilities
Derivative liabilities:
Warrants	—	(1,435)	—	(1,435)	(2)
Net	$—	$(1,296)	$—	$(1,296)
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

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Assets
Derivative assets:
Interest rate derivatives - caps	$43	$(58)	$886	$(78)
Total derivative assets	$43	$(58)	$886	$(78)
Total	$43	$(58)	$886	$(78)
Liabilities
Derivative liabilities:
Warrants	$1,165	—	$730	$—
Net	$1,208	$(58)	$1,616	$(78)

Total combined
Interest rate derivatives - caps	$43	(58)	$886	$(78)
Warrants	1,165	—	730	—
Unrealized gain (loss) on derivatives	$1,208	$(58)	$1,616	$(78)
Net	$1,208	$(58)	$1,616	$(78)
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$2,170	$2,170	$139	$139
Financial liabilities measured at fair value:
Derivative liabilities	$705	$705	$1,435	$1,435
Financial assets not measured at fair value:
Cash and cash equivalents	$251,032	$251,032	$215,998	$215,998
Restricted cash	48,117	48,117	47,376	47,376
Accounts receivable, net	32,888	32,888	23,701	23,701
Due from related parties, net	1,068	1,068	1,770	1,770
Due from third-party hotel managers	19,145	19,145	27,461	27,461
Financial liabilities not measured at fair value:
Indebtedness	$1,238,588	$1,102,144 to $1,218,162	$1,172,312	$1,022,408 to $1,130,029
Accounts payable and accrued expenses	112,686	112,686	96,316	96,316
Dividends and distributions payable	3,535	3,535	2,173	2,173
Due to Ashford Inc.	2,701	2,701	1,474	1,474
Due to third-party hotel managers	1,044	1,044	610	610
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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 89.0% to 98.4% of the carrying value of $1.2 billion at June 30, 2022, and approximately 87.2% to 96.4% of the carrying value of $1.2 billion at December 31, 2021. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$14,366	$(9,233)	$29,029	$(17,941)
Less: Dividends on preferred stock	(4,064)	(1,893)	(7,367)	(4,281)
Less: Dividends on common stock	(707)	—	(1,414)	—
Less: Loss on extinguishment of preferred stock - Series B	—	(4,411)	—	(4,484)
Less: Dividends on unvested performance stock units	(7)	—	(14)	—
Less: Dividends on unvested restricted shares	(6)	—	(12)	—
Less: Net (income) loss allocated to performance stock units	(95)	—	(207)	—
Less: Net (income) loss allocated to unvested restricted shares	(74)	—	(161)	—
Undistributed net income (loss) allocated to common stockholders	9,413	(15,537)	$19,854	$(26,706)
Add back: Dividends on common stock	707	—	1,414	—
Distributed and undistributed net income (loss) - basic	$10,120	$(15,537)	$21,268	$(26,706)
Interest expense on Convertible Senior Notes	1,108	—	2,211	—
Dividends on preferred stock - Series E	2,053	—	3,452	—
Dividends on preferred stock - Series M	$128	$—	$149	$—
Distributed and undistributed net income (loss) - diluted	$13,409	$(15,537)	$27,080	$(26,706)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	70,740	47,820	68,325	43,737
Effect of assumed exercise of warrants	—	—	1	—
Effect of assumed conversion of Convertible Senior Notes	13,610	—	13,610	—
Effect of assumed conversion of preferred stock - Series E	22,207	—	16,232	—
Effect of assumed conversion of preferred stock - Series M	1,112	—	630	—
Weighted average common shares outstanding – diluted	107,669	47,820	98,798	43,737

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$0.14	$(0.32)	$0.31	$(0.61)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$0.12	$(0.32)	$0.27	$(0.61)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$80	$—	$173	$—
Income (loss) allocated to unvested performance stock units	102	—	221	—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	846	(1,282)	1,813	(2,361)
Dividends on preferred stock - Series B	1,058	1,068	2,116	2,631
Loss on extinguishment of preferred stock - Series B	—	4,411	—	4,484
Interest expense on Convertible Senior Notes	—	649	—	649
Total	$2,086	$4,846	$4,323	$5,403
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	34	129	25	106
Effect of unvested performance stock units	—	—	1	—
Effect of assumed conversion of operating partnership units	5,868	4,059	5,862	4,033
Effect of assumed conversion of preferred stock - Series B	4,116	4,156	4,116	5,113
Effect of assumed conversion of exchanged preferred stock - Series B	—	905	—	728
Effect of assumed conversion of Convertible Senior Notes	—	6,580	—	3,290
Total	10,018	15,829	10,004	13,270
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
LTIP units, which are issued to certain executives and employees of Ashford LLC as compensation, generally have vesting periods of three years. Additionally, certain independent members of the board of directors have elected to receive LTIP units as part of their compensation, which are fully vested upon grant. Upon reaching economic parity with common units, each vested LTIP unit can be converted by the holder into one common unit which can then be redeemed for cash or, at our election, settled in our common stock. An LTIP unit will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of our operating partnership at a time when our stock is trading at a level in excess of the price it was trading on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of our operating partnership; or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement, for our operating partnership.
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. As of June 30, 2022, there were approximately 2.2 million Performance LTIP units, representing 200% of the target, outstanding.
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
In March 2022, the Company granted approximately 1.2 million Performance LTIP units, representing 200% of the target, with an initial grant date fair value of $5.89 per share and a vesting period of three years. During the second quarter, the Company’s stockholders approved an increase to the stock incentive plan, which is sufficient to cover the expected settlements as of June 30, 2022. The 2022 awards, which were originally classified as liability awards, are now classified as equity awards, within temporary equity, which resulted in a remeasurement of the award at a new fair value of $5.63 per share.
On May 11, 2022, approximately 45,000 LTIP units were issued to independent directors, with a fair value of approximately $252,000, which vested immediately upon grant.
As of June 30, 2022, we have issued a total of approximately 3.6 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 569,000 LTIP units and 840,000 Performance LTIP units issued from March 2015 to May 2021, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2022	December 31, 2021
Redeemable noncontrolling interests in Braemar OP	$40,291	$36,087
Adjustments to redeemable noncontrolling interests (1)	$67	$275
Ownership percentage of operating partnership	7.59%	8.83%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(846)	$1,282	$(1,813)	$2,361
Distributions declared to holders of common units, LTIP units and Performance LTIP units	84	—	167	—
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common units converted to common stock	—	2	—	2
Fair value of common units converted	$—	$15	$—	$15

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock dividends declared	$720	$—	$1,440	$—
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
In May 2022, approximately 45,000 shares of common stock were issued to independent directors with a fair value of approximately $252,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2022.
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
In March 2022, 41,000 PSUs with a fair value of $240,000 and a vesting period of three years were granted. The 2022 awards may be settled in cash or shares of the Company’s common stock solely at the option of the Company. During the second quarter, the Company’s stockholders approved an increase to the stock incentive plan, which is sufficient to cover the expected settlements as of June 30, 2022. The 2022 awards, which were originally classified as liability awards, are now classified as equity awards, which resulted in a remeasurement of the award at a new fair value of $229,000.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Series D Cumulative Preferred Stock	$825	825	$1,650	$1,650
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the six months ended June 30, 2022 and 2021. As of June 30, 2022, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Standby Equity Distribution Agreement—On February 4, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd. (“YA”), pursuant to which the Company will be able to sell up to 7,780,786 shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on February 4, 2021, and terminating on the earliest of: (i) the first day of the month next following the 36-month anniversary of the SEDA; or (ii) the date on which YA shall have made payment of Advances (as defined in the SEDA) pursuant to the SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the five consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of June 30, 2022, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
The issuance activity under the SEDA is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common shares sold to YA	—	500	—	1,700
Proceeds received	$—	$2,993	$—	$10,000
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
As of June 30, 2022, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
The issuance activity under the Lincoln Park agreement is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common shares sold to Lincoln Park	—	766	—	766
Additional commitment shares	—	15	—	15
Total common shares issued to Lincoln Park	—	781	—	781

Proceeds received	$—	$4,217	$—	$4,217

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
As of June 30, 2022, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
The issuance activity under the Virtu July 2021 EDA is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Common shares issued	—	—
Gross proceeds received	$—	$—
Commissions	—	—
Net proceeds	$—	$—
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Series B Convertible Preferred Stock	$1,058	$1,068	$2,116	$2,631
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
There were no preferred stock exchanges for the three and six months ended June 30, 2022.
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Series E Preferred Stock shares issued (1)	1,312	2,789
Net proceeds	$29,518	$62,754
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	June 30, 2022	December 31, 2021
Series E Preferred Stock	$103,697	$39,339
Adjustments to Series E Preferred Stock (1)	$5,051	$3,128
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Series E Preferred Stock	$2,053	$3,452
During the three months ended June 30, 2022, the Company, upon the death of a holder, redeemed 2,000 shares of Series E Preferred Stock for $50,000 in cash.
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Series M Preferred Stock shares issued (1)	334	367
Net proceeds	$8,087	$8,897
__________________
(1)Exclusive of shares issued under the dividend reinvestment plan.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	June 30, 2022	December 31, 2021
Series M Preferred Stock	$9,750	$715
Adjustments to Series M Preferred Stock (1)	$363	$133
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Series M Preferred Stock	$128	$149
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Advisory services fee
Base advisory fee	$3,226	$2,678	$6,165	$5,223
Reimbursable expenses (1)	1,173	510	2,269	1,002
Equity-based compensation (2)	2,637	2,285	4,947	3,672
Incentive fee	(731)	1,266	246	1,637
Total	$6,305	$6,739	$13,627	$11,534
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
Pursuant to the Company's hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Braemar, Ashford Trust, their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.'s risk management department manages the casualty insurance program. Each year Ashford Inc.'s risk management department collects funds from Braemar, Ashford Trust and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
As of June 30, 2022 and December 31, 2021, due from related parties, net included a $365,000 security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
Lismore
In connection with the refinancing of the Park Hyatt Beaver Creek mortgage loan in February 2022, the Company paid an affiliate of Lismore Capital II LLC (“Lismore”) a fee of approximately $637,000. Lismore is a subsidiary of Ashford Inc.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate non-listed preferred equity offerings raised, or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
As of June 30, 2022, Braemar has funded approximately $4.9 million. Additionally, as of June 30, 2022 and December 31, 2021, $143,000 and $338,000, respectively, of the pre-funded amounts were included in “other assets” on our condensed consolidated balance sheets.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2022	2021	2022	2021
Corporate, general and administrative	$664	$523	$1,191	$863
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
Hotel Management Services
At June 30, 2022, Remington Hotels managed four of our 15 hotel properties.
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
Ashford Trust
As of December 31, 2021, the Company had a $728,000 receivable from Ashford Trust, included in “due from related parties, net.” The receivable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. In January 2022, the City of San Francisco remitted payment to Ashford Trust, which subsequently remitted payment to Braemar. During the second quarter of 2022 the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount, which is included in “(gain) loss on legal settlements” on the condensed consolidated statements of operations for the three and six months ended June 30, 2022.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2022, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Licensing Fees—In conjunction with the Mr. C Beverly Hills Hotel acquisition on August 5, 2021, we entered into an Intellectual Property Sublease Agreement, which allows us to continue to use certain proprietary marks associated with the Mr. C brand name. In return, we pay licensing fees of: (i) 1% of total operating revenue; (ii) 2% of gross food and beverage revenues; and (iii) 25% of food and beverage profits. The agreement expires on August 5, 2022 and we intend to renew it for a one year term.
The table below summarizes the licensing fees incurred (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Line Item	2022	2022
Other hotel expenses	$189	$291
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2022, we pay a monthly hotel management fee equal to the greater of approximately $15,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of June 30, 2022, no amounts have been accrued.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2022 and December 31, 2021, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Events
From July 1, 2022 through August 3, 2022, the Company issued approximately 2.0 million shares of Series E Preferred Stock and received net proceeds of approximately $44.1 million and issued approximately 270,000 shares of Series M Preferred Stock and received net proceeds of approximately $6.5 million.

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
Overview
We are a Maryland corporation formed in April 2013 that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average was $144 for the year ended December 31, 2021. We have elected to be taxed as a REIT under the Code. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2022, we owned interests in 15 hotel properties in six states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,971 total rooms, or 3,736 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 13 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2022, Remington Hotels, a subsidiary of Ashford Inc., managed four of our 15 hotel properties. Third-party management companies managed the remaining hotel properties.

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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2022, owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of June 30, 2022 would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.7% subject to applicable voting limitations; provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of the Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of June 30, 2022, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 4,557,361 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 5.7% ownership in the Company.
Recent Developments
On April 15, 2022, Ashford Inc. and Ashford Hospitality Services, LLC, a subsidiary of Ashford Inc. (“Ashford Services”), agreed with Jeremy Welter, the Chief Operating Officer of Ashford Inc., that, effective on July 15, 2022, Mr. Welter would terminate employment with and service to Ashford Inc., Ashford Services and their affiliates. Mr. Welter was also the Chief Operating Officer of the Company and accordingly his service as Chief Operating Officer of the Company also ended on July 15, 2022.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenue
Rooms	$112,527	$63,837	$48,690	76.3%
Food and beverage	42,269	19,853	22,416	112.9
Other	20,098	13,420	6,678	49.8
Total revenue	174,894	97,110	77,784	80.1
Expenses
Hotel operating expenses:
Rooms	24,134	13,482	(10,652)	(79.0)
Food and beverage	31,894	16,322	(15,572)	(95.4)
Other expenses	52,087	33,476	(18,611)	(55.6)
Management fees	5,538	2,952	(2,586)	(87.6)
Total hotel operating expenses	113,653	66,232	(47,421)	(71.6)
Property taxes, insurance and other	5,277	7,190	1,913	26.6
Depreciation and amortization	19,571	18,244	(1,327)	(7.3)
Advisory services fee	6,305	6,739	434	6.4
(Gain) loss on legal settlements	(114)	(989)	(875)	(88.5)
Transaction costs	—	296	296	(100.0)
Corporate general and administrative	3,438	2,383	(1,055)	(44.3)
Total expenses	148,130	100,095	(48,035)	(48.0)
Gain (loss) on insurance settlement and disposition of assets	—	197	(197)	(100.0)
Operating income (loss)	26,764	(2,788)	29,552	1,060.0
Equity in earnings (loss) of unconsolidated entity	(74)	(66)	(8)	(12.1)
Interest income	162	12	150	1,250.0
Interest expense and amortization of loan costs	(10,281)	(7,226)	(3,055)	(42.3)
Write-off of loan costs and exit fees	(22)	(1,177)	1,155	98.1
Unrealized gain (loss) on derivatives	1,208	(58)	1,266	2,182.8
Income (loss) before income taxes	17,757	(11,303)	29,060	257.1
Income tax (expense) benefit	(1,077)	(61)	(1,016)	(1,665.6)
Net income (loss)	16,680	(11,364)	28,044	246.8
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,468)	849	(2,317)	(272.9)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(846)	1,282	(2,128)	(166.0)
Net income (loss) attributable to the Company	$14,366	$(9,233)	$23,599	255.6%

All hotel properties owned for the three months ended June 30, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended June 30, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions and dispositions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
Mr. C Beverly Hills Hotel	Los Angeles, CA	Acquisition	August 5, 2021
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended June 30,
	2022	2021
Occupancy	71.15%	49.18%
ADR (average daily rate)	$435.24	$382.21
RevPAR (revenue per available room)	$309.68	$187.97
Rooms revenue (in thousands)	$112,527	$63,837
Total hotel revenue (in thousands)	$174,894	$97,110
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the full three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Occupancy	71.01%	49.18%
ADR (average daily rate)	$401.68	$382.21
RevPAR (revenue per available room)	$285.23	$187.97
Rooms revenue (in thousands)	$97,181	$63,837
Total hotel revenue (in thousands)	$150,061	$97,110
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $23.6 million, from a net loss of $9.2 million for the three months ended June 30, 2021 (the “2021 quarter”) to net income $14.4 million for the three months ended June 30, 2022 (the “2022 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $48.7 million, or 76.3%, to $112.5 million during the 2022 quarter compared to the 2021 quarter. During the 2022 quarter, we experienced a 2,197 basis point increase in occupancy and a 13.9% increase in room rates. The increase in rooms revenue is primarily due to the hotel properties recovering from the COVID-19 pandemic as well as increases of $3.4 million and $11.9 million associated with the acquisitions of the Mr. C Beverly Hills Hotel on August 5, 2021 and the Ritz-Carlton Reserve Dorado Beach on March 11, 2022, respectively.

Fluctuations in rooms revenue between the 2022 quarter and the 2021 quarter are a result of the changes in occupancy and ADR between the 2022 quarter and the 2021 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$8,515	5,789	91.2%
Marriott Seattle Waterfront	2,410	946	46.7%
The Notary Hotel	3,743	2,947	34.1%
The Clancy	6,931	2,774	124.7%
Sofitel Chicago Magnificent Mile	4,587	3,399	38.5%
Pier House Resort & Spa	318	(1,687)	28.5%
The Ritz-Carlton St. Thomas	39	(486)	6.1%
Park Hyatt Beaver Creek Resort & Spa	752	1,319	4.8%
Hotel Yountville	881	(871)	43.6%
The Ritz-Carlton Sarasota	1,437	(135)	10.5%
Hilton La Jolla Torrey Pines	3,340	2,368	28.4%
Bardessono Hotel and Spa	894	(553)	27.7%
The Ritz-Carlton Lake Tahoe	(503)	(679)	(0.6)%
Total	$33,344	2,183	5.1%
Non-comparable
Mr. C Beverly Hills Hotel	$3,418	n/a	n/a
The Ritz-Carlton Reserve Dorado Beach	11,928	n/a	n/a
Total	$15,346
Food and Beverage Revenue. Food and beverage revenue increased $22.4 million, or 112.9%, to $42.3 million during the 2022 quarter compared to the 2021 quarter. This increase is attributable to an aggregate increase at all comparable hotel properties of $16.2 million as they are recovering from the COVID-19 pandemic, as well as an increase of $1.5 million resulting from the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021 and $4.7 million with the acquisition of the Ritz-Carlton Reserve Dorado Beach on March 11, 2022, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, increased $6.7 million, or 49.8%, to $20.1 million during the 2022 quarter compared to the 2021 quarter. The increase is attributable to an aggregate increase in other hotel revenue of $3.7 million at 10 comparable hotel properties and increases of $368,000 and $2.9 million at the Mr. C Beverly Hills Hotel and the Ritz-Carlton Reserve Dorado Beach, respectively, partially offset by an aggregate decrease of $327,000 at Pier House Resort & Spa, Marriott Seattle Waterfront and The Ritz-Carlton Lake Tahoe.
Rooms Expense. Rooms expense increased $10.7 million, or 79.0%, to $24.1 million in the 2022 quarter compared to the 2021 quarter. This increase is primarily attributable to an aggregate increase of $3.6 million at 12 comparable hotel properties as they are recovering from the COVID-19 pandemic and increases of $938,000 and $2.7 million at the Mr. C Beverly Hills Hotel and the Ritz-Carlton Reserve Dorado Beach, respectively, partially offset by a decrease of $27,000 at The Ritz-Carlton Lake Tahoe.
Food and Beverage Expense. Food and beverage expense increased $15.6 million, or 95.4%, to $31.9 million during the 2022 quarter compared to the 2021 quarter. This increase is attributable to an aggregate increase of $10.3 million at all comparable hotel properties and an increase of $1.1 million and $4.2 million at the Mr. C Beverly Hills Hotel and the Ritz-Carlton Reserve Dorado Beach, respectively.
Other Operating Expenses. Other operating expenses increased $18.6 million, or 55.6%, to $52.1 million in the 2022 quarter compared to the 2021 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $2.2 million in direct expenses and $16.4 million in indirect expenses and incentive management fees in the 2022 quarter as compared to the 2021 quarter as the hotel properties are recovering from the COVID-19 pandemic. Direct expenses were 4.2% of total hotel revenue in the 2022 quarter and 5.3% in the 2021 quarter. The increase in direct expenses is primarily attributable to higher occupancy levels at all of our comparable hotel properties as they are recovering from the COVID-19 pandemic and an increase of approximately $23,000 and $1.6 million at the Mr. C Beverly Hills Hotel and the Ritz-Carlton Reserve Dorado Beach, respectively.
The increase in indirect expenses comprises increases in: (i) general and administrative costs of $7.2 million comprising an increase of $4.4 million at our 13 comparable hotel properties and $2.8 million at the two acquired hotel properties; (ii) marketing costs of $5.0 million comprising an increase of $3.7 million at our 13 comparable hotel properties and $1.3 million at the two acquired hotel properties; (iii) repairs and maintenance of $1.7 million, comprising an increase of $672,000 at our 13 comparable hotel properties and $1.0 million at the two acquired hotel properties; (iv) lease expense of $527,000 comprising an increase of $423,000 at our 13 comparable hotel properties and $104,000 at the two acquired hotel properties; (v) energy costs of $1.7 million comprising an increase of $628,000 at our 13 comparable hotel properties and $1.0 million at the two acquired hotel properties; and (vi) incentive management fees of $257,000 comprising an increase of $375,000 at the two acquired hotel properties, partially offset by a decrease of $118,000 at our 13 comparable hotel properties.
Management Fees. Base management fees increased $2.6 million, or 87.6%, to $5.5 million in the 2022 quarter compared to the 2021 quarter. Base management fees increased $1.8 million at our comparable hotel properties and $771,000 at the two acquired hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $1.9 million, or 26.6%, to $5.3 million in the 2022 quarter compared to the 2021 quarter. The decrease is mainly composed of an aggregate decrease of approximately $3.1 million at nine hotel properties, including a $2.4 million decrease at the Sofitel Chicago Magnificent Mile due to lower property tax assessments. The decrease is partially offset by an aggregate increase of $249,000 at four comparable hotel properties as well as increases of $330,000 at the Mr. C Beverly Hills Hotel and $568,000 at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 7.3%, to $19.6 million in the 2022 quarter compared to the 2021 quarter. The increase comprised $611,000 at the Mr. C Beverly Hills Hotel and $1.6 million at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions as well as an aggregate increase of $570,000 at the Park Hyatt Beaver Creek Resort & Spa, Marriott Seattle Waterfront, The Ritz-Carlton St. Thomas and The Ritz-Carlton Lake Tahoe. These increases were partially offset by an aggregate decrease of $1.4 million at nine comparable hotel properties primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee decreased $434,000, or 6.4%, to $6.3 million in the 2022 quarter compared to the 2021 quarter due to increases in the base advisory fee of $548,000, reimbursable expenses of $663,000 and equity-based compensation of $352,000, partially offset by a decrease in incentive fee of $2.0 million.
In the 2022 quarter, we recorded an advisory services fee of $6.3 million, which included a base advisory fee of $3.2 million, reimbursable expenses of $1.2 million, $2.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to incentive fee of $731,000.
In the 2021 quarter, we recorded an advisory services fee of $6.7 million, which included a base advisory fee of $2.7 million, reimbursable expenses of $510,000, incentive fee of $1.3 million and $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Gain on legal settlements. In the 2021 quarter, we recognized a gain of $800,000 related to the settlement of a transfer tax matter with the City of San Francisco and a gain of $189,000 related to a billing dispute. During the 2022 quarter, the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount associated with the City of San Francisco transfer tax matter.
Transaction Costs. In the 2021 quarter, we recognized transactions costs of $296,000 associated with the acquisition of the Mr. C Beverly Hills Hotel. There were no transaction costs in the 2022 quarter.
Corporate General and Administrative. Corporate general and administrative expense was $3.4 million in the 2022 quarter and $2.4 million in the 2021 quarter. The increase in corporate general and administrative expense is due to higher professional fees of $391,000, higher public company costs of $139,000, higher reimbursed operating expenses of Ashford Securities of $141,000, and higher miscellaneous expenses of $384,000.
Gain (Loss) on Insurance Settlement and Disposition of Assets. In the 2021 quarter, we recognized a gain of $197,000 associated with the sale of certain ERFP assets to Ashford Inc.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2022 quarter and 2021 quarter, we recorded equity in loss of unconsolidated entity of $74,000 and $66,000, respectively, related to our investment in OpenKey.

Interest Income. Interest income was $162,000 and $12,000 in 2022 quarter and 2021 quarter, respectively.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $3.1 million, or 42.3%, to $10.3 million in the 2022 quarter compared to the 2021 quarter. The increase is primarily due to higher interest expense from a higher average LIBOR rate, as well as higher interest expense from our Convertible Senior Notes and the mortgage loans associated with the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach acquisitions. The average LIBOR rates in the 2022 quarter and the 2021 quarter were 1.02% and 0.10%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $22,000 in the 2022 quarter, primarily related to the acquisition of the Ritz-Carlton Reserve Dorado Beach.
Write-off of loan costs and exit fees was $1.2 million in the 2021 quarter, primarily associated with the $1.2 million write-off of unamortized loan costs upon the payoff of our secured term loan.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $1.2 million in the 2022 quarter consisted of an unrealized gain of approximately $1.2 million on warrants and approximately $43,000 on interest rate caps.
Unrealized loss on derivatives of $58,000 in the 2021 quarter consisted of unrealized loss on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $1.0 million, from $61,000 in the 2021 quarter to $1.1 million in the 2022 quarter. This increase was primarily due to an increase in the profitability of our TRS entities in the 2022 quarter compared to the 2021 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $1.5 million and a loss of $849,000 in the 2022 quarter and the 2021 quarter, respectively. At both June 30, 2022 and 2020, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $846,000 and a net loss of $1.3 million in the 2022 quarter and the 2021 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 7.59% and 7.62% as of June 30, 2022 and 2021, respectively.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenue
Rooms	$217,719	$118,160	$99,559	84.3%
Food and beverage	78,976	36,482	42,494	116.5
Other	40,079	26,316	13,763	52.3
Total hotel revenue	336,774	180,958	155,816	86.1
Expenses
Hotel operating expenses:
Rooms	44,318	24,497	(19,821)	(80.9)
Food and beverage	59,922	30,274	(29,648)	(97.9)
Other expenses	98,294	62,019	(36,275)	(58.5)
Management fees	9,686	5,484	(4,202)	(76.6)
Total hotel operating expenses	212,220	122,274	(89,946)	(73.6)
Property taxes, insurance and other	13,880	14,454	574	4.0
Depreciation and amortization	38,012	36,597	(1,415)	(3.9)
Advisory services fee	13,627	11,534	(2,093)	(18.1)
Gain on legal settlement	(114)	(989)	(875)	(88.5)
Transaction costs	—	296	296	100.0
Corporate general and administrative	5,933	3,983	(1,950)	(49.0)
Total expenses	283,558	188,149	(95,409)	(50.7)
Gain (loss) on insurance settlement and disposition of assets	—	696	(696)	(100.0)
Operating income (loss)	53,216	(6,495)	59,711	919.3
Equity in earnings (loss) of unconsolidated entity	(146)	(130)	(16)	(12.3)
Interest income	187	21	166	790.5
Interest expense and amortization of discounts and loan costs	(18,803)	(13,982)	(4,821)	(34.5)
Write-off of loan costs and exit fees	(98)	(1,528)	1,430	93.6
Unrealized gain (loss) on derivatives	1,616	(78)	1,694	2,171.8
Income (loss) before income taxes	35,972	(22,192)	58,164	262.1
Income tax (expense) benefit	(3,688)	(206)	(3,482)	(1,690.3)
Net income (loss)	32,284	(22,398)	54,682	244.1
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,442)	2,096	(3,538)	(168.8)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(1,813)	2,361	(4,174)	(176.8)
Net income (loss) attributable to the Company	$29,029	$(17,941)	$46,970	261.8%

All hotel properties owned for the six months ended June 30, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the six months ended June 30, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
Mr. C Beverly Hills Hotel	Los Angeles, California	Acquisition	August 5, 2021
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Occupancy	63.18%	43.13%
ADR (average daily rate)	$481.70	$405.58
RevPAR (revenue per available room)	$304.32	$174.92
Rooms revenue (in thousands)	$217,719	$118,160
Total hotel revenue (in thousands)	$336,774	$180,958
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the full three months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Occupancy	62.75%	43.13%
ADR (average daily rate)	$455.34	$405.58
RevPAR (revenue per available room)	$285.71	$174.92
Rooms revenue (in thousands)	$193,613	$118,160
Total hotel revenue (in thousands)	$299,826	$180,958
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $47.0 million, from a net loss of $17.9 million for the six months ended June 30, 2021 (the “2021 period”), to net income of $29.0 million for the six months ended June 30, 2022 (the “2022 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $99.6 million, or 84.3%, to $217.7 million during the 2022 period compared to the 2021 period. During the 2022 period, we experienced a 2,005 basis point increase in occupancy and a 18.8% increase in room rates compared to the 2021 period. The increase in rooms revenue is due to the hotel properties recovering from the COVID-19 pandemic as well as an increase of $6.7 million associated with the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021 and $17.4 million with the acquisition of the Ritz-Carlton Reserve Dorado Beach on March 11, 2022, respectively.

Fluctuations in rooms revenue between the 2022 period and the 2021 period are a result of the changes in occupancy and ADR between the 2022 period and the 2021 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$10,364	3,438	67.8%
Marriott Seattle Waterfront	4,100	1,723	30.8%
The Notary Hotel	5,576	2,423	31.2%
The Clancy	10,522	2,885	105.8%
Sofitel Chicago Magnificent Mile	5,927	2,724	27.2%
Pier House Resort & Spa	4,101	(698)	44.9%
The Ritz-Carlton St. Thomas	5,965	(78)	22.0%
Park Hyatt Beaver Creek Resort & Spa	6,548	1,312	43.3%
Hotel Yountville	1,994	(123)	48.4%
The Ritz-Carlton Sarasota	6,386	72	23.3%
Hilton La Jolla Torrey Pines	6,988	2,877	35.5%
Bardessono Hotel and Spa	2,641	425	31.0%
The Ritz-Carlton Lake Tahoe	4,341	(219)	42.6%
Total	$75,453	1,962	12.3%
Non-comparable
Mr. C Beverly Hills Hotel	$6,703	n/a	n/a
The Ritz-Carlton Reserve Dorado Beach	$17,403	n/a	n/a
Total	$24,106
Food and Beverage Revenue. Food and beverage revenue increased $42.5 million, or 116.5%, to $79.0 million during the 2022 period compared to the 2021 period. This increase is primarily driven by the recovery from the COVID-19 pandemic. We experienced an aggregate increase in food and beverage revenue of $34.1 million at 13 comparable hotel properties as well as increases of $2.6 million and $5.8 million at the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $13.8 million, or 52.3%, to $40.1 million during the 2022 period compared to the 2021 period.
The increase is attributable to higher other hotel revenue of $9.3 million at 13 comparable hotel properties and an increase of $647,000 at the Mr. C Beverly Hills Hotel and $3.8 million at The Ritz-Carlton Reserve Dorado Beach.
Rooms Expense. Rooms expense increased $19.8 million, or 80.9%, to $44.3 million in the 2022 period compared to the 2021 period. The increase is attributable to an aggregate increase in rooms expense of $14.5 million at 13 comparable hotel properties due to the hotel properties recovering from the COVID-19 pandemic and increases of $1.8 million at the Mr. C Beverly Hills Hotel and $3.5 million at The Ritz-Carlton Reserve Dorado Beach.
Food and Beverage Expense. Food and beverage expense increased $29.6 million, or 97.9%, to $59.9 million during the 2022 period compared to the 2021 period.
The increase is attributable to an aggregate increase of $22.7 million at 13 comparable hotel properties and increases of $2.1 million at the Mr. C Beverly Hills Hotel and $4.8 million at The Ritz-Carlton Reserve Dorado Beach.
Other Operating Expenses. Other operating expenses increased $36.3 million, or 58.5%, to $98.3 million in the 2022 period compared to the 2021 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $4.1 million in direct expenses and $32.2 million in indirect expenses and incentive management fees in the 2022 period compared to the 2021 period.
Direct expenses were 4.2% of total hotel revenue in the 2022 period and 5.6% in the 2021 period. The increase in direct expenses is associated with higher direct expenses at our comparable hotel properties as they are recovering from the COVID-19 pandemic, as well as an increase of $59,000 at the Mr. C Beverly Hills Hotel and $2.0 million at The Ritz-Carlton Reserve Dorado Beach.

The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $12.3 million comprising an increase of $8.4 million at our 13 comparable hotel properties and $3.8 million at the two acquired hotel properties; (ii) marketing costs of $8.8 million comprising an increase of $7.0 million at our 13 comparable hotel properties and $1.9 million at the two acquired hotel properties; (iii) repairs and maintenance of $3.3 million comprising an increase of $1.9 million at our 13 comparable hotel properties and $1.4 million at the two acquired hotel properties; (iv) lease expense of $779,000 comprising an increase of $661,000 at our 13 comparable hotel properties and $118,000 at the two acquired hotel properties; (v) energy costs of $2.9 million comprised of an increase of $1.5 million at our 13 comparable hotel properties and $1.4 million at the two acquired hotel properties; and (vi) incentive management fees of $4.0 million comprising an increase of $3.5 million at our 13 comparable hotel properties and $497,000 at the two acquired hotel properties.
Management Fees. Base management fees increased $4.2 million, or 76.6%, to $9.7 million in the 2022 period compared to the 2021 period. Management fees increased approximately $3.6 million at 12 of our comparable hotel properties, $293,000 at the Mr. C Beverly Hills Hotel and $857,000 at The Ritz-Carlton Reserve Dorado Beach. These increases were partially offset by a decrease of $623,000 at the Sofitel Chicago Magnificent Mile primarily as a result of a legal settlement with Accor. See Item 1. “Legal Proceedings.”
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $574,000, or 4.0%, to $13.9 million in the 2022 period compared to the 2021 period. The decrease is mainly resulted from an aggregate decrease of $2.5 million at seven hotel properties, including a $1.3 million decrease at the Sofitel Chicago Magnificent Mile due to lower property tax assessments. The decrease is partially offset by increases of $658,000 at the Mr. C Beverly Hills Hotel and $809,000 at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions, as well as an aggregate increase of approximately $422,000 at six hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 3.9%, to $38.0 million for the 2022 period compared to the 2021 period. The increase comprised $1.2 million at the Mr. C Beverly Hills Hotel and $1.9 million at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions as well as an aggregate increase of $952,000 at the Park Hyatt Beaver Creek Resort & Spa, Marriott Seattle Waterfront, The Ritz-Carlton St. Thomas and The Ritz-Carlton Lake Tahoe. These increases were partially offset by an aggregate decrease of $2.7 million at nine comparable hotel properties primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $2.1 million, or 18.1%, to $13.6 million in the 2022 period compared to the 2021 period due to increases in the base advisory fee of $942,000, reimbursable expenses of $1.3 million and equity-based compensation of $1.3 million, partially offset by a decrease in incentive fee of $1.4 million.
In the 2022 period, we recorded an advisory services fee of $13.6 million, which included a base advisory fee of $6.2 million, reimbursable expenses of $2.3 million, $4.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $246,000.
In the 2021 period, we recorded an advisory services fee of $11.5 million, which included a base advisory fee of $5.2 million, reimbursable expenses of $1.0 million, $3.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $1.6 million.
Gain on legal settlement. In the 2021 period, we recognized a gain of $800,000 related to the settlement of a transfer tax matter with the City of San Francisco and $189,000 related to a billing dispute. During the 2022 period, the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount associated with the City of San Francisco transfer tax matter.
Transaction costs. In the 2021 period, we recognized $296,000 of transaction costs associated with the acquisition of the Mr. C Beverly Hills Hotel that closed on August 5, 2021. There were no transaction costs in the 2022 period.
Corporate General and Administrative. Corporate general and administrative expense was $5.9 million in the 2022 period and $4.0 million in the 2021 period. The increase in corporate general and administrative expenses is primarily due to higher professional fees of $790,000, higher public company costs of $347,000, higher reimbursed operating expenses of Ashford Securities of $328,000 and higher miscellaneous expenses of $485,000.
Gain (loss) on Insurance Settlement and Disposition of Assets. In the 2021 period, we recognized a gain of $481,000 associated with proceeds received from an insurance claim and a gain of $18,000 upon disposition of certain fixed assets as well as a gain of $197,000 associated with the sale of certain ERFP assets to Ashford Inc. There was no such gain (loss) in the 2022 period.

Equity in Earnings (Loss) of Unconsolidated Entity. In the 2022 period and the 2021 period, we recorded equity in loss of unconsolidated entity of $146,000 and $130,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $187,000 and $21,000 in the 2022 period and the 2021 period, respectively.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $4.8 million, or 34.5%, to $18.8 million for the 2022 period compared to the 2021 period. The increase is primarily due to higher interest expense from a higher average LIBOR rate, as well as higher interest expense from our Convertible Senior Notes and the mortgage loans associated with the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach acquisitions. The average LIBOR rates for the 2022 period and the 2021 period were 0.62% and 0.11%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $98,000 in the 2022 period primarily resulting from the refinance of the Park Hyatt Beaver Creek Resort & Spa in February 2022 and the acquisition of the Ritz-Carlton Reserve Dorado Beach.
Write-off of loan costs and exit fees was $1.5 million in the 2021 period, primarily associated with a $1.2 million write-off of unamortized loan costs upon the payoff of our secured term loan payoff and $351,000 from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $351,000, were expensed in accordance with applicable accounting guidance.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $1.6 million for the 2022 period consisted of an unrealized gain of approximately $886,000 on interest rate caps, and approximately $730,000 on warrants.
Unrealized loss on derivatives of $78,000 for the 2021 period consisted of unrealized loss on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $3.5 million, from $206,000 in the 2021 period to $3.7 million in the 2022 period. This increase was primarily due to an increase in the profitability of our TRS entities in the 2022 period compared to the 2021 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $1.4 million and a loss of $2.1 million for the 2022 period and the 2021 period, respectively. At both June 30, 2022 and 2021, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.8 million in the 2022 period and a net loss of $2.4 million in the 2021 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 7.59% and 7.62% as of June 30, 2022 and 2021, respectively.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on some of our mortgage loans, as discussed above. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of June 30, 2022, our $435 million mortgage loan and our $195 million mortgage loan were in cash traps and approximately $106,000 of our restricted cash was subject to these cash traps.
Equity Transactions
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the six months ended June 30, 2022, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of August 3, 2022, the Company has sold approximately 7.4 million shares of common stock and received gross proceeds of approximately $30.8 million under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager and wholesaler of the Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). The Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, our optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership agreement to conform to the terms of the Series E Articles Supplementary and Series M Articles Supplementary. As of August 3, 2022, the Company has issued approximately 6.5 million shares of Series E Preferred Stock and received net proceeds of approximately $145.3 million and issued approximately 666,000 shares of Series M Preferred Stock and received net proceeds of approximately $16.1 million. The Company also issued approximately 16,000 shares of Series E Preferred Stock pursuant to the dividend reinvestment plan.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of August 3, 2022, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
On April 21, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the Lincoln Park Purchase Agreement. The issuance of the shares of common stock pursuant to the Lincoln Park Purchase Agreement has been registered pursuant to the Company’s shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. The Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. Upon entering into the Lincoln Park Purchase Agreement, the Company issued

15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Lincoln Park Purchase Agreement. As of August 3, 2022, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
On July 12, 2021, the Company entered into a second equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 3, 2022, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
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
Sources and Uses of Cash
We had approximately $251.0 million and $216.0 million of cash and cash equivalents at June 30, 2022 and December 31, 2021, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $79.8 million and $31.5 million for the six months ended June 30, 2022 and 2021, respectively. Cash flows from operations were impacted by changes in hotel operations of our 13 comparable hotel properties as well as the acquisitions of the Mr. C Beverly Hills Hotel on August 5, 2021 and The Ritz-Carlton Reserve Dorado Beach on March 11, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties, settling with hotel managers and timing differences between the receipt of proceeds from business interruption insurance claims and the recognition of the related revenue.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2022, net cash flows used in investing activities were $106.8 million. These cash outflows were primarily attributable to $19.9 million of capital improvements made to various hotel properties and approximately $86.8 million associated with the acquisition of The Ritz-Carlton Reserve Dorado Beach. Our capital improvements consisted of $13.4 million of return on investment capital projects and $6.5 million of renewal and replacement capital projects. Return on investment capital projects are designed to improve the positioning of our hotel properties within their markets and competitive sets. Renewal and replacement capital projects are designed to maintain the quality and competitiveness of our hotels.
For the six months ended June 30, 2021, net cash flows used in investing activities were $10.3 million. These cash outflows were primarily attributable to $9.1 million of capital improvements made to various hotel properties and a deposit of $3.0 million associated with the acquisition of the Mr. C. Beverly Hills Hotel, partially offset by proceeds of $1.8 million from the sale of certain ERFP assets to Ashford Inc. Our capital improvements consisted of $3.1 million of return on investment capital projects and $6.0 million of renewal and replacement capital projects.
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2022, net cash flows provided by financing activities were $62.8 million. Cash inflows primarily consisted of debt borrowings of $70.5 million, $71.0 million from the issuance of preferred stock and contributions of $164,000 from a noncontrolling interest in consolidated entities. The cash inflows were partially offset by repayments of indebtedness of $68.0 million, $7.3 million of dividend and distribution payments, $1.7 million of payments for loan costs and fees and $1.1 million of payments for derivatives.
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

Dividend Policy. On June 1, 2022, our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the second quarter of 2022. Additionally, in March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review our dividend policy and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$16,680	$(11,364)	$32,284	(22,398)
Interest expense and amortization of loan costs	10,281	7,226	18,803	13,982
Depreciation and amortization	19,571	18,244	38,012	36,597
Income tax expense (benefit)	1,077	61	3,688	206
Equity in (earnings) loss of unconsolidated entity	74	66	146	130
Company’s portion of EBITDA of OpenKey	(75)	(65)	(146)	(128)
EBITDA	47,608	14,168	92,787	28,389
(Gain) loss on insurance settlement and disposition of assets	—	(197)	—	(696)
EBITDAre	47,608	13,971	92,787	27,693
Amortization of favorable (unfavorable) contract assets (liabilities)	118	138	226	276
Transaction and conversion costs	771	828	1,326	1,168
Write-off of loan costs and exit fees	22	1,177	98	1,528
Unrealized (gain) loss on derivatives	(1,208)	58	(1,616)	78
Stock/unit-based compensation	3,185	2,805	5,550	4,221
Legal, advisory and settlement costs	315	(632)	632	(427)
Advisory services incentive fee	(731)	1,266	246	1,637
Company’s portion of adjustments to EBITDAre of OpenKey	(1)	1	5	6
Adjusted EBITDAre	$50,079	$19,612	$99,254	$36,180

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$16,680	$(11,364)	$32,284	$(22,398)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,468)	849	(1,442)	2,096
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	(846)	1,282	(1,813)	2,361
Preferred dividends	(4,064)	(1,893)	(7,367)	(4,281)
Gain (loss) on extinguishment of preferred stock	—	(4,411)	—	(4,484)
Net income (loss) attributable to common stockholders	10,302	(15,537)	21,662	(26,706)
Depreciation and amortization on real estate (1)	18,927	17,565	36,722	35,224
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	846	(1,282)	1,813	(2,361)
Equity in (earnings) loss of unconsolidated entity	74	66	146	130
(Gain) loss on insurance settlement and disposition of assets	—	(197)	—	(696)
Company’s portion of FFO of OpenKey	(74)	(65)	(146)	(129)
FFO available to common stockholders and OP unitholders	30,075	550	60,197	5,462
Series B Convertible Preferred Stock dividends	1,058	1,068	2,116	2,631
(Gain) loss on extinguishment of preferred stock	—	4,411	—	4,484
Transaction and conversion costs	771	828	1,326	1,168
Interest expense on Convertible Senior Notes	1,108	649	2,211	649
Interest expense accretion on refundable membership club benefits	178	190	368	392
Write-off of loan costs and exit fees	22	1,177	98	1,528
Amortization of loan costs (1)	553	571	1,195	1,277
Unrealized (gain) loss on derivatives	(1,208)	58	(1,616)	78
Stock/unit-based compensation	3,185	2,805	5,550	4,221
Legal, advisory and settlement costs	315	(632)	632	(427)
Advisory services incentive fee	(731)	1,266	246	1,637
Company’s portion of adjustments to FFO of OpenKey	(1)	1	5	6
Adjusted FFO available to common stockholders, OP unitholders, Series B Cumulative Convertible preferred stockholders and convertible note holders on an “as converted” basis	$35,325	$12,942	$72,328	$23,106
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization on real estate	$(644)	$(679)	$(1,290)	$(1,373)
Amortization of loan costs	(23)	(22)	(45)	(43)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Mr. C Beverly Hills Hotel (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65
Total		3,971		3,736
________
(1)    The above information does not include the operations of condominium units not owned by The Ritz-Carlton Lake Tahoe.
(2)    Includes 138 hotel rooms and five residences adjacent to the hotel.
(3)    The above information does not include the operations of residential units not owned by The Ritz-Carlton Reserve Dorado Beach. The results of the Hotel are included from March 11, 2022 through June 30, 2022.
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
At June 30, 2022, our total indebtedness of approximately $1.2 billion included approximately $1.2 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at June 30, 2022, would be approximately $2.9 million per year. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2022, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of June 30, 2022, no amounts have been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of June 30, 2022, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and six months ended June 30, 2022, pursuant to this authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	17		$—	(2)	—	$50,000,000
May 1 to May 31	2,447		$—	(2)	—	$50,000,000
June 1 to June 30	2,724	(1)	$4.29	(2)	—	$50,000,000
Total	5,188		$4.29		—
__________________
(1)Includes 31 shares in June that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
(2)There is no cost associated with the forfeiture of 17, 2,447 and 2,693 restricted shares of our common stock in April, May and June, respectively.
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

99.2
First Amendment to Amended and Restated Employment Agreement, dated as of May 12, 2022, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton. (incorporated by reference to Exhibit 10.2 of Form 8-K, filed on May 17, 2022) (File No. 001-35972).

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	August 5, 2022	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 5, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer