Form 10-Q
period 2022-09-30
Braemar Hotels & Resorts Inc.
filed 2022-11-07
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	71,456,351
(Class)	Outstanding at November 3, 2022

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Investments in hotel properties, gross	$2,055,773	$1,845,078
Accumulated depreciation	(431,303)	(399,481)
Investments in hotel properties, net	1,624,470	1,445,597
Cash and cash equivalents	358,878	215,998
Restricted cash	53,932	47,376
Accounts receivable, net of allowance of $197 and $134, respectively	27,158	23,701
Inventories	4,540	3,128
Prepaid expenses	8,841	4,352
Investment in unconsolidated entity	1,797	1,689
Derivative assets	5,255	139
Operating lease right-of-use assets	79,719	80,462
Other assets	17,489	23,588
Intangible assets, net	3,977	4,261
Due from related parties, net	1,097	1,770
Due from third-party hotel managers	22,941	27,461
Total assets	$2,210,094	$1,879,522
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,236,864	$1,172,678
Accounts payable and accrued expenses	122,150	96,316
Dividends and distributions payable	4,353	2,173
Due to Ashford Inc.	8,891	1,474
Due to third-party hotel managers	1,514	610
Operating lease liabilities	60,771	60,937
Other liabilities	20,265	20,034
Derivative liabilities	440	1,435
Total liabilities	1,455,248	1,355,657
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at September 30, 2022 and December 31, 2021	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 8,880,432 and 1,710,399 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	204,252	39,339
Series M redeemable preferred stock, $0.01 par value, 1,066,934 and 29,044 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	26,274	715
Redeemable noncontrolling interests in operating partnership	40,635	36,087
Equity:
Preferred stock, $0.01 value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 71,456,351 and 65,365,470 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	714	653
Additional paid-in capital	739,394	707,418
Accumulated deficit	(307,745)	(309,240)
Total stockholders’ equity of the Company	432,379	398,847
Noncontrolling interest in consolidated entities	(14,120)	(16,549)
Total equity	418,259	382,298
Total liabilities and equity	$2,210,094	$1,879,522
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Rooms	$104,503	$77,560	$322,222	$195,720
Food and beverage	37,624	24,494	116,600	60,976
Other	19,062	14,123	59,141	40,439
Total hotel revenue	161,189	116,177	497,963	297,135
EXPENSES
Hotel operating expenses:
Rooms	25,424	17,072	69,742	41,569
Food and beverage	31,320	20,252	91,242	50,526
Other expenses	50,836	36,124	149,130	98,143
Management fees	5,116	3,595	14,802	9,079
Total hotel operating expenses	112,696	77,043	324,916	199,317
Property taxes, insurance and other	8,851	12,622	22,731	27,076
Depreciation and amortization	19,604	18,284	57,616	54,881
Advisory services fee	8,854	4,809	22,481	16,343
(Gain) loss on legal settlements	—	—	(114)	(989)
Transaction costs	—	275	—	571
Corporate general and administrative	8,075	2,094	14,008	6,077
Total expenses	158,080	115,127	441,638	303,276
Gain (loss) on insurance settlement and disposition of assets	—	—	—	696
OPERATING INCOME (LOSS)	3,109	1,050	56,325	(5,445)
Equity in earnings (loss) of unconsolidated entity	(74)	(68)	(220)	(198)
Interest income	745	13	932	34
Other income (expense)	27	—	27	—
Interest expense and amortization of discounts and loan costs	(14,490)	(8,364)	(33,293)	(22,346)
Write-off of loan costs and exit fees	(8)	(432)	(106)	(1,960)
Unrealized gain (loss) on derivatives	2,403	142	4,019	64
INCOME (LOSS) BEFORE INCOME TAXES	(8,288)	(7,659)	27,684	(29,851)
Income tax (expense) benefit	(95)	(560)	(3,783)	(766)
NET INCOME (LOSS)	(8,383)	(8,219)	23,901	(30,617)
(Income) loss attributable to noncontrolling interest in consolidated entities	(823)	450	(2,265)	2,546
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,166	823	(647)	3,184
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(8,040)	(6,946)	20,989	(24,887)
Preferred dividends	(6,028)	(1,977)	(13,395)	(6,258)
Gain (loss) on extinguishment of preferred stock	—	(111)	—	(4,595)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(14,068)	$(9,034)	$7,594	$(35,740)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.20)	$(0.15)	$0.11	$(0.73)
Weighted average common shares outstanding – basic	70,956	59,207	69,213	48,954
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.20)	$(0.15)	$0.11	$(0.73)
Weighted average common shares outstanding – diluted	70,956	59,207	69,214	48,954
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$(8,383)	$(8,219)	$23,901	$(30,617)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(8,383)	(8,219)	23,901	(30,617)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(823)	450	(2,265)	2,546
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,166	823	(647)	3,184
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(8,040)	$(6,946)	$20,989	$(24,887)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	1,600	$16	71,310	$712	$738,353	$(290,307)	$(14,943)	$433,831	3,078	$65,426	4,508	$103,697	396	$9,750	$40,291
Purchase of common stock	—	—	(156)	(1)	(760)	—	—	(761)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,799	—	—	1,799	—	—	—	—	—	—	1,592
Issuance of restricted shares/units	—	—	304	3	2	—	—	5	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(2)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	4,375	98,277	673	16,296	—
Dividends declared – common stock ($0.01/share)	—	—	—	—	—	(719)	—	(719)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,059)	—	(1,059)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.48/share)	—	—	—	—	—	(3,697)	—	(3,697)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52/share)	—	—	—	—	—	(447)	—	(447)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84)
Net income (loss)	—	—	—	—	—	(8,040)	823	(7,217)	—	—	—	—	—	—	(1,166)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	(3)	(84)	(2)	(59)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(2,649)	—	(2,649)	—	—	—	2,362	—	287	—
Redemption value adjustment	—	—	—	—	—	(2)	—	(2)	—	—	—	—	—	—	2
Balance at September 30, 2022	1,600	$16	71,456	$714	$739,394	$(307,745)	$(14,120)	$418,259	3,078	$65,426	8,880	$204,252	1,067	$26,274	$40,635

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	(5,601)	—	—	—	—	—	—	—
Purchase of common stock	—	—	(249)	(2)	(1,306)	—	—	(1,308)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,583	—	—	4,583	—	—	—	—	—	—	4,358
Issuance of common stock	—	—	6,000	60	34,981	—	—	35,041	—	—	—	—	—	—	—
Common stock issuance costs	—	—	—	—	(27)	—	—	(27)	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	7,175	160,762	1,040	25,101	—
Issuance of restricted shares/units	—	—	349	3	2	—	—	5	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(9)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.03/share)	—	—	—	—	—	(2,159)	—	(2,159)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(3,175)	—	(3,175)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.48/share)	—	—	—	—	—	(7,149)	—	(7,149)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.54/share)	—	—	—	—	—	(596)	—	(596)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	164	164	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(251)
Net income (loss)	—	—	—	—	—	20,989	2,265	23,254	—	—	—	—	—	—	647
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	(5)	(134)	(2)	(59)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(4,802)	—	(4,802)	—	—	—	4,285	—	517	—
Redemption value adjustment	—	—	—	—	—	206	—	206	—	—	—	—	—	—	(206)
Balance at September 30, 2022	1,600	$16	71,456	$714	$739,394	$(307,745)	$(14,120)	$418,259	3,078	$65,426	8,880	$204,252	1,067	$26,274	$40,635

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2021	1,600	$16	57,311	$573	$661,576	$(295,641)	$(16,264)	$350,260	3,108	$66,064	—	$—	—	$—	$29,398
Equity-based compensation	—	—	—	—	1,990	—	—	1,990	—	—	—	—	—	—	1,054
Issuance of common stock	—	—	6,550	66	34,166	—	—	34,232	—	—	—	—	—	—	—
Issuance of common units for hotel acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,175
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	266	4,204	15	250	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.50 /share)	—	—	—	—	—	(90)	—	(90)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.51 /share)	—	—	—	—	—	(4)	—	(4)	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(6,946)	(450)	(7,396)	—	—	—	—	—	—	(823)
Extinguishment of preferred stock	—	—	120	—	749	(111)	—	638	(30)	(638)	—	—	—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(2,017)	—	(2,017)	—	—	—	1,906	—	111	—
Redemption value adjustment	—	—	—	—	—	2,856	—	2,856	—	—	—	—	—	—	(2,856)
Balance at September 30, 2021	1,600	$16	63,974	$639	$698,481	$(303,836)	$(16,714)	$378,586	3,078	$65,426	266	$6,110	15	$361	$39,948

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	—	$—	—	$—	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,015	—	—	5,015	—	—	—	—	—	—	2,250
Issuance of common stock	—	—	17,714	178	99,631	—	—	99,809	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	266	4,204	15	250	—
Issuance of restricted shares/units	—	—	764	8	(8)	—	—	—	—	—	—	—	—	—	—
Issuance of common units for hotel acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,175
Forfeiture of restricted common shares	—	—	(22)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(3,689)	—	(3,689)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.50/share)	—	—	—	—	—	(90)	—	(90)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($$0.51/share)	—	—	—	—	—	(4)	—	(4)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	920	920	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	2	—	17	—	—	17	—	—	—	—	—	—	(17)
Net income (loss)	—	—	—	—	—	(24,887)	(2,546)	(27,433)	—	—	—	—	—	—	(3,184)
Extinguishment of preferred stock	—	—	7,291	71	46,047	(4,595)	—	41,523	(1,953)	(41,523)	—	—	—		—
Equity component of Convertible Senior Notes	—	—	—	—	6,257	—	—	6,257	—	—	—	—	—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(2,017)	—	(2,017)	—	—	—	1,906	—	111	—
Redemption value adjustment	—	—	—	—	—	(69)	—	(69)	—	—	—	—	—	—	69
Balance at September 30, 2021	1,600	$16	63,974	$639	$698,481	$(303,836)	$(16,714)	$378,586	3,078	$65,426	266	$6,110	15	$361	$39,948
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$23,901	$(30,617)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	57,616	54,881
Equity-based compensation	8,941	7,265
Bad debt expense	727	208
Amortization of loan costs, discounts and capitalized default interest	(525)	(550)
Write-off of loan costs and exit fees	106	1,960
Amortization of intangibles	356	394
Amortization of non-refundable membership initiation fees	(1,150)	(715)
Interest expense accretion on refundable membership club deposits	545	582
(Gain) loss on insurance settlement and disposition of assets	—	(696)
Unrealized (gain) loss on derivatives	(4,019)	(64)
Equity in (earnings) loss of unconsolidated entity	220	198
Deferred income tax expense (benefit)	—	(174)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	443	(4,079)
Prepaid expenses and other assets	(5,745)	311
Accounts payable and accrued expenses	8,013	31,131
Operating lease right-of-use assets	436	416
Due to/from related parties, net	673	(919)
Due to/from third-party hotel managers	5,692	(7,365)
Due to/from Ashford Inc.	7,135	409
Operating lease liabilities	(215)	(184)
Other liabilities	836	2,755
Net cash provided by (used in) operating activities	103,986	55,147

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	36	—
Net proceeds from disposition of assets	—	1,816
Acquisition of hotel properties, net of cash and restricted cash acquired	(86,798)	(9,515)
Investment in unconsolidated entity	(328)	(117)
Improvements and additions to hotel properties	(36,528)	(15,849)
Net cash provided by (used in) investing activities	(123,618)	(23,665)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	70,500	83,231
Repayments of indebtedness	(68,250)	(83,770)
Payments of loan costs and exit fees	(1,847)	(1,895)
Payments for derivatives	(2,092)	(200)
Purchase of common stock	(1,307)	(376)
Payments for dividends and distributions	(12,981)	(6,882)
Proceeds from issuance of preferred stock	185,176	4,586
Proceeds from issuance of common stock	—	100,024
Common stock offering costs	(102)	—
Contributions from noncontrolling interest in consolidated entities	164	920
Redemption of preferred stock	(193)	—
Net cash provided by (used in) financing activities	169,068	95,638
Net change in cash, cash equivalents and restricted cash	149,436	127,120
Cash, cash equivalents and restricted cash at beginning of period	263,374	113,150
Cash, cash equivalents and restricted cash at end of period	$412,810	$240,270

	Nine Months Ended September 30,
	2022	2021

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$29,747	$22,268
Income taxes paid (refunded)	1,209	(20)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$4,353	$2,112
Common stock purchases accrued but not paid	1	—
Issuance of common units for hotel acquisition	—	13,175
Issuance of warrants in hotel acquisition	—	1,528
Assumption of debt in hotel acquisition	58,601	49,815
Capital expenditures accrued but not paid	6,746	2,094
Issuance of common stock for hotel acquisition	35,040	—
Accrued common stock offering expense	—	147
Accrued preferred stock offering expenses	53	132
Non-cash preferred stock dividends	639	—
Non-cash common stock dividends	5	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$215,998	$78,606
Restricted cash at beginning of period	47,376	34,544
Cash, cash equivalents and restricted cash at beginning of period	$263,374	$113,150

Cash and cash equivalents at end of period	$358,878	$195,517
Restricted cash at end of period	53,932	44,753
Cash, cash equivalents and restricted cash at end of period	$412,810	$240,270
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Braemar Hotels & Resorts Inc., together with its subsidiaries (“Braemar”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (“Braemar OP”). Terms such as the “Company,” “we,” “us” or “our” refers to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
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
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of September 30, 2022, own 15 hotel properties in six states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 13 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,971 total rooms, or 3,736 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of September 30, 2022, 14 of our 15 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of September 30, 2022, 12 of the 15 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022;
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The impact of adoption on our condensed consolidated statement of operations for the three and nine months ended September 30, 2022 resulted in a decrease to net interest expense by $280,000 and $826,000, respectively, relating to the non-cash interest expense associated with amortization of the debt discount. The adoption had no effect on our basic and diluted net income per share of common stock attributable to common stockholders for the three and nine months ended September 30, 2022.
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
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended September 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$37,827	$12,045	$4,992	$54,864
Puerto Rico	1	8,190	3,659	2,462	14,311
Colorado	1	4,214	4,572	2,134	10,920
Florida	2	13,480	5,723	5,368	24,571
Illinois	1	8,165	2,371	493	11,029
Pennsylvania	1	6,023	1,026	373	7,422
Washington	1	8,239	1,223	385	9,847
Washington, D.C.	1	7,745	3,327	533	11,605
USVI	1	10,620	3,678	2,322	16,620
Total	15	$104,503	$37,624	$19,062	$161,189

	Three Months Ended September 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$28,838	$8,024	$3,626	$40,488
Colorado	1	4,123	4,152	2,168	10,443
Florida	2	13,738	5,384	4,581	23,703
Illinois	1	5,233	1,196	389	6,818
Pennsylvania	1	3,911	580	243	4,734
Washington	1	6,906	792	550	8,248
Washington, D.C.	1	2,476	512	337	3,325
USVI	1	12,335	3,854	2,229	18,418
Total	14	$77,560	$24,494	$14,123	$116,177

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$103,111	$34,474	$14,161	$151,746
Puerto Rico	1	25,593	9,491	6,258	41,342
Colorado	1	18,697	13,418	6,898	39,013
Florida	2	58,194	24,987	19,000	102,181
Illinois	1	18,466	5,377	1,233	25,076
Pennsylvania	1	15,256	2,652	893	18,801
Washington	1	16,414	2,521	1,010	19,945
Washington, D.C.	1	21,345	9,060	1,525	31,930
USVI	1	45,146	14,620	8,163	67,929
Total	15	$322,222	$116,600	$59,141	$497,963

	Nine Months Ended September 30, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$60,935	$17,942	$8,607	$87,484
Colorado	1	12,058	8,344	6,058	26,460
Florida	2	47,964	18,732	15,311	82,007
Illinois	1	9,607	2,020	792	12,419
Pennsylvania	1	7,568	706	490	8,764
Washington	1	10,980	1,041	1,046	13,067
Washington, D.C.	1	5,711	767	832	7,310
USVI	1	40,897	11,424	7,303	59,624
Total	14	$195,720	$60,976	$40,439	$297,135
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$560,241	$480,530
Buildings and improvements	1,329,102	1,215,810
Furniture, fixtures and equipment	132,386	123,954
Construction in progress	21,298	12,038
Residences	12,746	12,746
Total cost	2,055,773	1,845,078
Accumulated depreciation	(431,303)	(399,481)
Investments in hotel properties, net	$1,624,470	$1,445,597
Impairment Charges and Insurance Recoveries
For the three and nine months ended September 30, 2021, we recognized a $0 and $481,000 gain, respectively, associated with proceeds received from an insurance claim. There was no such gain recognized for the three and nine months ended September 30, 2022.
During the three and nine months ended September 30, 2022 and 2021, no impairment charges were recorded.
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
The results of operations of the hotel property have been included in our results of operations from the acquisition date. The table below summarizes the total revenue and net income (loss) in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total revenue	$14,311	$41,342
Net income (loss)	1,197	7,707
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. In 2022, the Company made additional investments in OpenKey of approximately $328,000. As of September 30, 2022, the Company has made investments in OpenKey totaling $2.9 million.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and nine months ended September 30, 2022 and 2021.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2022	December 31, 2021
Carrying value of the investment in OpenKey (in thousands)	$1,797	$1,689
Ownership interest in OpenKey	7.9%	7.8%

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2022	2021	2022	2021
Equity in earnings (loss) of unconsolidated entity	$(74)	$(68)	$(220)	$(198)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (10)	Interest Rate	September 30, 2022	December 31, 2021

Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	April 2022	April 2022	LIBOR (1) +3.00%	$—	$67,500
Mortgage loan (4)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	98,750	99,500
Mortgage loan (4)	Hotel Yountville	May 2023	May 2023	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan (5)	The Notary Hotel	June 2023	June 2025	LIBOR (1) + 2.16%	435,000	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (4)	Bardessono Hotel and Spa	August 2023	August 2023	LIBOR (1) + 2.55%	40,000	40,000
Mortgage loan (6)	The Ritz-Carlton St. Thomas	August 2023	August 2024	LIBOR (1) + 3.95%	42,500	42,500
Mortgage loan (4)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	LIBOR (1) + 2.10%	54,000	54,000
Mortgage loan	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,000	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	February 2024	February 2027	SOFR (2) + 2.86%	70,500	—
Mortgage loan (7)	The Ritz-Carlton Reserve Dorado Beach	March 2024	March 2026	LIBOR (1) + 6.00%	54,000	—
Mortgage loan (8)	Mr. C Beverly Hills Hotel	August 2024	August 2024	LIBOR (1) + 3.60%	30,000	30,000
Mortgage loan (4) (9)	Pier House Resort & Spa	September 2024	September 2024	LIBOR (1) + 1.85%	—	80,000
Mortgage loan (9)	Pier House Resort & Spa	September 2024	September 2024	SOFR (2) + 1.95%	80,000	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
					1,237,000	1,180,750
Capitalized default interest and late charges, net					2,400	3,904
Deferred loan costs, net					(3,455)	(3,538)
Premiums/(Discounts), net					919	(8,438)
Indebtedness, net					$1,236,864	$1,172,678
__________________
(1)LIBOR rates were 3.143% and 0.101% at September 30, 2022 and December 31, 2021, respectively.
(2)SOFR rate was 3.042% at September 30, 2022.
(3)On February 2, 2022, we refinanced this mortgage loan totaling $67.5 million with a new $70.5 million mortgage loan with a two-year initial term and three one-year extension options, subject to the satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of SOFR + 2.86%.
(4)This mortgage loan has a LIBOR floor of 0.25%.
(5)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in June 2022.
(6)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in August 2022. This mortgage loan has a LIBOR floor of 1.00%.
(7)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.75%.
(8)This mortgage loan has a LIBOR floor of 1.50%.
(9)On September 29, 2022, we amended this mortgage loan. Terms of the agreement replaced the variable interest rate of LIBOR + 1.85% with SOFR + 1.95%.
(10)The final maturity date assumes all available extensions options will be exercised.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by the Pier House Resort & Spa, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Bardessono Hotel and Spa, Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Marriott Seattle Waterfront, Capital Hilton and Hilton La Jolla Torrey Pines. The Company determined that all of the forbearance and other agreements

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges.
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of principal amortization for the three and nine months ended September 30, 2022 was $481,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2021, the amount of principal amortization was approximately $519,000 and $2.9 million, respectively.
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
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. The Company recorded coupon interest expense of $970,000 and $2.9 million for the three and nine months ended September 30, 2022, respectively. The Company also recorded coupon interest expense of $970,000 and $1.4 million for the three and nine months ended September 30, 2021, respectively.
Upon issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component was calculated using a discount rate of 7.1%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Senior Notes. The $6.3 million carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the net proceeds of the Convertible Senior Notes. The amount recorded in equity was not subject to remeasurement or amortization. The initial discount of $9.3 million was accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Senior Notes. The Company recorded discount amortization of $140,000 and $411,000 related to the initial purchase discount for the three and nine months ended September 30, 2022, with the remaining discount balance to be amortized through June 2026. For the three and nine months ended September 30, 2021, the discount amortization was $391,000 and $576,000, respectively.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2022, we were in compliance with all covenants.
7. Derivative Instruments
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows, which include interest rate caps. All derivatives are recorded at fair value.
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Nine Months Ended September 30,
Interest rate caps:(1)	2022	2021
Notional amount (in thousands)	$676,500	$882,500
Strike rate low end of range	3.50%	0.75%
Strike rate high end of range	4.00%	4.00%
Effective date range	February 2022 - September 2022	January 2021 - September 2021
Termination date range	May 2023 - February 2024	February 2022 - August 2024
Total cost of interest rate caps (in thousands)	$2,092	$200
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	September 30, 2022	December 31, 2021
Notional amount (in thousands)	$940,500	$882,500
Strike rate low end of range	2.00%	0.75%
Strike rate high end of range	4.00%	4.00%
Termination date range	October 2022 - August 2024	February 2022 - August 2024
Aggregate principal balance on corresponding mortgage loans (in thousands)	$859,250	$857,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Mr. C Beverly Hills Hotel and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrant by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflect the fair market value of the Company’s common stock. As of September 30, 2022, no warrants have been exercised.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2022, the LIBOR interest rate forward curve (Level 2 inputs) assumed an uptrend from 3.143% to 4.595% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2022
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$5,255	$—	$5,255
Total	$—	$5,255	$—	$5,255	(1)
Liabilities
Derivative liabilities:
Warrants	—	(440)	—	(440)	(2)
Net	$—	$4,815	$—	$4,815

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$139	$—	$139
	$—	$139	$—	$139	(1)
Liabilities
Derivative liabilities:
Warrants	—	(1,435)	—	(1,435)	(2)
Net	$—	$(1,296)	$—	$(1,296)
__________________
(1)Reported as “derivative assets” in our condensed consolidated balance sheets.
(2)Reported as “derivative liabilities” in our condensed consolidated balance sheets.

Effect of Fair Value Measured Assets and Liabilities on Condensed Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our condensed consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022		2021
Assets
Derivative assets:
Interest rate derivatives - caps	$2,138	(1)	$(48)	$3,024	(1)	$(126)
Total derivative assets	$2,138		$(48)	$3,024		$(126)
Total	$2,138		$(48)	$3,024		$(126)
Liabilities
Derivative liabilities:
Warrants	$265		$190	$995		$190
Net	$2,403		$142	$4,019		$64

Total combined
Interest rate derivatives - caps	$2,138		$(48)	$3,024		$(126)
Warrants	265		190	995		190
Unrealized gain (loss) on derivatives	$2,403		$142	$4,019		$64
Net	$2,403		$142	$4,019		$64
________
(1)Excludes income of $27,000 for both the three and nine months ended September 30, 2022, associated with payments received from counterparties on interest rate caps, which is included in “other income (expense)” in our condensed consolidated statements of operations.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$5,255	$5,255	$139	$139
Financial liabilities measured at fair value:
Derivative liabilities	$440	$440	$1,435	$1,435
Financial assets not measured at fair value:
Cash and cash equivalents	$358,878	$358,878	$215,998	$215,998
Restricted cash	53,932	53,932	47,376	47,376
Accounts receivable, net	27,158	27,158	23,701	23,701
Due from related parties, net	1,097	1,097	1,770	1,770
Due from third-party hotel managers	22,941	22,941	27,461	27,461
Financial liabilities not measured at fair value:
Indebtedness	$1,237,919	$1,126,573 to $1,245,156	$1,172,312	$1,022,408 to $1,130,029
Accounts payable and accrued expenses	122,150	122,150	96,316	96,316
Dividends and distributions payable	4,353	4,353	2,173	2,173
Due to Ashford Inc.	8,891	8,891	1,474	1,474
Due to third-party hotel managers	1,514	1,514	610	610
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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 91.0% to 100.6% of the carrying value of $1.2 billion at September 30, 2022, and approximately 87.2% to 96.4% of the carrying value of $1.2 billion at December 31, 2021. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(8,040)	$(6,946)	$20,989	$(24,887)
Less: Dividends on preferred stock	(6,028)	(1,977)	(13,395)	(6,258)
Less: Dividends on common stock	(710)	—	(2,124)	—
Less: Loss on extinguishment of preferred stock - Series B	—	(111)	—	(4,595)
Less: Dividends on unvested performance stock units	(5)	—	(19)	—
Less: Dividends on unvested restricted shares	(4)	—	(16)	—
Less: Net (income) loss allocated to performance stock units	—	—	(43)	—
Less: Net (income) loss allocated to unvested restricted shares	—	—	(49)	—
Undistributed net income (loss) allocated to common stockholders	$(14,787)	$(9,034)	$5,343	$(35,740)
Add back: Dividends on common stock	710	—	2,124	—
Distributed and undistributed net income (loss) - basic and diluted	$(14,077)	$(9,034)	$7,467	$(35,740)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	70,956	59,207	69,213	48,954
Effect of assumed exercise of warrants	—	—	1	—
Weighted average common shares outstanding – diluted	70,956	59,207	69,214	48,954

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.20)	$(0.15)	$0.11	$(0.73)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.20)	$(0.15)	$0.11	$(0.73)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$4	$—	$65	$—
Income (loss) allocated to unvested performance stock units	5	—	62	—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,166)	(823)	647	(3,184)
Dividends on preferred stock - Series B	1,059	1,058	3,175	3,689
Loss on extinguishment of preferred stock - Series B	—	111	—	4,595
Interest expense on Convertible Senior Notes	1,111	1,361	3,322	2,010
Dividends on preferred stock - Series E	3,697	90	7,149	90
Dividends on preferred stock - Series M	447	4	596	4
Total	$5,157	$1,801	$15,016	$7,204
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	47	89	33	100
Effect of assumed conversion of operating partnership units	5,956	5,564	5,893	4,543
Effect of assumed conversion of preferred stock - Series B	4,116	4,115	4,116	4,781
Effect of assumed conversion of exchanged preferred stock - Series B	—	—	—	485
Effect of assumed conversion of Convertible Senior Notes	13,609	13,609	13,609	6,730
Effect of assumed conversion of preferred stock - Series E	41,008	700	24,491	233
Effect of assumed conversion of preferred stock - Series M	4,563	32	1,941	11
Total	69,299	24,109	50,083	16,883
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. As of September 30, 2022, there were approximately 2.1 million Performance LTIP units, representing 200% of the target, outstanding.

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
In March 2022, the Company granted approximately 1.2 million Performance LTIP units, representing 200% of the target, with an initial grant date fair value of $5.89 per share and a vesting period of three years. During the second quarter of 2022, the Company’s stockholders approved an increase to the stock incentive plan, which is sufficient to cover the expected settlements. The 2022 awards, which were originally classified as liability awards, are now classified as equity awards, within temporary equity, which resulted in a remeasurement of the award at a new fair value of $5.63 per share.
On May 11, 2022, approximately 45,000 LTIP units were issued to our independent directors, with a fair value of approximately $252,000, which vested immediately upon grant.
As of September 30, 2022, we have issued a total of approximately 3.5 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 569,000 LTIP units and 840,000 Performance LTIP units issued from March 2015 to May 2021, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2022	December 31, 2021
Redeemable noncontrolling interests in Braemar OP	$40,635	$36,087
Adjustments to redeemable noncontrolling interests (1)	$69	$275
Ownership percentage of operating partnership	7.66%	8.83%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,166	$823	$(647)	$3,184
Distributions declared to holders of common units, LTIP units and Performance LTIP units	84	—	251	—
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common units converted to common stock	—	—	—	2
Fair value of common units converted	$—	$—	$—	$15

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock dividends declared	$719	$—	$2,159	$—
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
In May 2022, approximately 45,000 shares of common stock were issued to our independent directors with a fair value of approximately $252,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2022.
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
In March 2022, 41,000 PSUs with a fair value of $240,000 and a vesting period of three years were granted. The 2022 awards may be settled in cash or shares of the Company’s common stock solely at the option of the Company. During the second quarter, the Company’s stockholders approved an increase to the stock incentive plan, which is sufficient to cover the expected settlements. The 2022 awards, which were originally classified as liability awards, are now classified as equity awards, which resulted in a remeasurement of the award at a new fair value of $229,000.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series D Cumulative Preferred Stock	$825	$825	$2,475	$2,475
Stock Repurchases—On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, $50 million remains authorized by the board of directors pursuant to the December 5, 2017 approval.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of September 30, 2022, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
The issuance activity under the SEDA is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common shares sold to YA	—	—	—	1,700
Proceeds received	$—	$—	$—	$10,000
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
As of September 30, 2022, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
The issuance activity under the Lincoln Park Purchase Agreement is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common shares sold to Lincoln Park	—	—	—	766
Additional commitment shares	—	—	—	15
Total common shares issued to Lincoln Park	—	—	—	781

Proceeds received	$—	$—	$—	$4,217
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2022, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
The issuance activity under the Virtu July 2021 EDA is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common shares issued	—	4,183	—	4,183
Gross proceeds received	$—	$21,363	$—	$21,363
Commissions	—	214	—	214
Net proceeds	$—	$21,149	$—	$21,149
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series B Convertible Preferred Stock	$1,059	$1,058	$3,175	$3,689
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
There were no preferred stock exchanges for the three and nine months ended September 30, 2022.
Series E Redeemable Preferred Stock
On April 2, 2021, the Company entered into equity distribution agreements with certain sales agents to sell, from time to time, shares of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20,000,000 shares of Series E Preferred Stock in a primary offering price of $25.00 per share. The Company is also offering a maximum of 8,000,000 shares of the Series E Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
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
Dividends will be authorized and declared on a monthly basis and payable in arrears on the 15th day of each month to holders of record at the close of business on the last business day of each month immediately preceding the applicable thereafter dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows for participating holders to have their Series E Preferred Stock dividend distributions automatically reinvested in additional shares of the Series E Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series E Preferred Stock shares issued (1)	4,362	266	7,151	266
Net proceeds	$98,140	$5,976	$160,894	$5,976
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	September 30, 2022	December 31, 2021
Series E Preferred Stock	$204,252	$39,339
Adjustments to Series E Preferred Stock (1)	$7,413	$3,128
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series E Preferred Stock	$3,697	$90	$7,149	$90
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Series E Preferred Stock shares redeemed	3	5
Redemption amount, net of redemption fees	$84	$134

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Series M Redeemable Preferred Stock
On April 2, 2021, the Company entered into equity distribution agreements with certain sales agents to sell, from time to time, shares of the Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20,000,000 shares of the Series M Preferred Stock (par value $0.01) in a primary offering price of $25.00 per share (or “Stated Value”). The Company is also offering a maximum of 8,000,000 shares of Series M Preferred Stock pursuant to the DRIP at $25.00 per share.
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued, and unpaid dividends (with no redemption fee). The Series M Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon such change of control events, holders have the option to convert their shares of Series M Preferred Stock into a maximum of 5.69476 shares of our common stock.
The redemption fee shall be an amount equal to:
•1.5% of the Stated Value of $25.00 per share beginning on the Series M Original Issue Date (as defined below) of the shares of Series M Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the first anniversary from the Series M Original Issue Date of the shares of Series M Preferred Stock to be redeemed.
The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal number of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption.
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
Dividends will be authorized and declared on a monthly basis and payable in arrears on the 15th day of each month to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows for participating holders to have their Series M Preferred Stock dividend distributions automatically reinvested in additional shares of the Series M Preferred Stock at a price of $25.00 per share.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series M Preferred Stock shares issued (1)	673	15	1,040	15
Net proceeds	$16,311	$355	$25,208	$355
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	September 30, 2022	December 31, 2021
Series M Preferred Stock	$26,274	$715
Adjustments to Series M Preferred Stock (1)	$650	$133
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series M Preferred Stock	$447	$4	$596	$4
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Series M Preferred Stock shares redeemed	2	2
Redemption amount, net of redemption fees	$59	$59
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Advisory services fee
Base advisory fee	$3,269	$2,758	$9,434	$7,981
Reimbursable expenses (1)	1,191	694	3,460	1,696
Equity-based compensation (2)	3,346	2,994	8,293	6,666
Incentive fee	1,048	(1,637)	1,294	—
Total	$8,854	$4,809	$22,481	$16,343
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
As of September 30, 2022 and December 31, 2021, due from related parties, net included a $365,000 security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
Lismore
In connection with the refinancing of the Park Hyatt Beaver Creek mortgage loan in February 2022, the Company paid an affiliate of Lismore Capital II LLC (“Lismore”) a fee of approximately $637,000. Lismore is a subsidiary of Ashford Inc.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar with respect to expenses to be reimbursed to Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate capital raised, or June 10, 2023, there will be an amended and restated true up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual expense reimbursement paid by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities. After the Amended and Restated True-Up Date, the expense reimbursements will be allocated among Ashford Inc., Ashford Trust and Braemar quarterly based on the actual capital raised through Ashford Securities. On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of September 30, 2022, Braemar has funded approximately $4.9 million. During the third quarter of 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. This resulted in additional expense of approximately $5.2 million. As of September 30, 2022 there was a payable of approximately $4.5 million that is included in “due to Ashford Inc., net” on the condensed consolidated balance sheet. As of December 31, 2021, $338,000 of the pre-funded amount was included in “other assets” on the condensed consolidated balance sheet.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2022	2021	2022	2021
Corporate, general and administrative	$5,520	$642	$6,711	$1,505
Enhanced Return Funding Program
Concurrent with Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with Ashford Inc. (“Amendment No. 1”), on January 15, 2019, the Company also entered into the Enhanced Return Funding Program Agreement (the “ERFP Agreement”) with Ashford Inc. The “key money investments” concept previously contemplated by our advisory agreement was replaced with the ERFP Agreement. The Fifth Amended and Restated Advisory Agreement was also amended to name Ashford Inc. and its subsidiaries as the Company’s sole and exclusive provider of asset management, design and construction and other services offered by Ashford Inc. or any of its subsidiaries. The independent members of our board of directors and the independent members of the board of directors of Ashford Inc., with the assistance of separate and independent legal counsel, engaged to negotiate the ERFP Agreement on behalf of Braemar and Ashford Inc., respectively.
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
The initial term of the ERFP Agreement was two years (the “Initial Term”). At the end of the Initial Term, the ERFP Agreement automatically renewed for one year and shall automatically renew for successive one-year periods (each such period a “Renewal Term”) unless either Ashford Inc. or Braemar provides written notice to the other at least 60 days in advance of the expiration of the Initial Term or Renewal Term, as applicable, that such notifying party intends not to renew the ERFP Agreement. On November 8, 2021, the Company received written notice from the Advisor of its intention not to renew the ERFP program. As a result, the ERFP Agreement terminated in accordance with its terms on January 15, 2022.
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
Hotel Management Services
At September 30, 2022, Remington Hotels managed four of our 15 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
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
Ashford Trust
As of December 31, 2021, the Company had a $728,000 receivable from Ashford Trust, included in “due from related parties, net.” The receivable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. In January 2022, the City of San Francisco remitted payment to Ashford Trust, which subsequently remitted payment to Braemar. During the second quarter of 2022 the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount, which is included in “(gain) loss on legal settlements” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2022, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
Licensing Fees—In conjunction with the Mr. C Beverly Hills Hotel acquisition on August 5, 2021, we entered into an Intellectual Property Sublease Agreement, which allows us to continue to use certain proprietary marks associated with the Mr. C brand name. In return, we pay licensing fees of: (i) 1% of total operating revenue; (ii) 2% of gross food and beverage revenues; and (iii) 25% of food and beverage profits. The agreement expires on August 5, 2023.
The table below summarizes the licensing fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2022	2021	2022	2021
Other hotel expenses	$76	$53	$367	$53
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2022, we pay a monthly hotel management fee equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2017 through 2021 remain subject to potential examination by certain federal and state taxing authorities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach under the Accor management agreement has occurred and an injunction to prevent Ashford TRS Chicago II from terminating the Accor management agreement. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking damages and a declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, in which Accor asserted two causes of action: First, Accor asserted a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the Accor management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserted a counterclaim for breach of contract alleging that Ashford TRS Chicago II breached the Accor management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. On February 16, 2022, the parties entered into a settlement agreement agreeing to: 1) amend the Accor management agreement; 2) dismiss the lawsuit and counterclaims; 3) stipulate to the failure of the performance tests and cure amounts for 2018 of $867,682 and 2019 of $784,919; and 4) arbitrate whether the performance tests for 2020 and 2021 were valid and/or required equitable adjustment. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice. Arbitration occurred on October 12-13, 2022 and the arbitrator’s deadline for delivering a decision is December 9, 2022. As a result of the settlement related to the 2018 performance test failure, the Company recorded a gain of approximately $868,000 during the first quarter of 2022, that is recorded as a reduction of management fees and included in “management fees” on the Company’s condensed consolidated statements of operations.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of September 30, 2022, no amounts have been accrued.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2022 and December 31, 2021, all of our hotel properties were in the U.S. and its territories.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Subsequent Events
Subsequent to September 30, 2022, the Company issued approximately 1.4 million shares of Series E Preferred Stock and received net proceeds of approximately $32.5 million and issued approximately 171,000 shares of Series M Preferred Stock and received net proceeds of approximately $4.1 million.
On October 31, 2022, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to acquire a 100% interest in the 210-room Four Seasons Resort Scottsdale at Troon North for $267.8 million in cash. As required by the Purchase Agreement, the Company has deposited $26.8 million into escrow pending the closing or termination of the Purchase Agreement. The acquisition is expected to close by December 31, 2022, subject to certain customary closing conditions.

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
•changes in interest rates;
•macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of September 30, 2022, we owned interests in 15 hotel properties in six states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,971 total rooms, or 3,736 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 13 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2022, Remington Hotels, a subsidiary of Ashford Inc., managed four of our 15 hotel properties. Third-party management companies managed the remaining hotel properties.
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

Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of September 30, 2022, owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which was exercisable (at an exercise price of $117.50 per share) into an additional approximate 3,991,191 shares of Ashford Inc. common stock, which if exercised as of September 30, 2022 would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.8% subject to applicable voting limitations; provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of the Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of September 30, 2022, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 4,557,361 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 5.7% ownership in the Company.
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
On September 20, 2022, the Company made an additional investment in OpenKey of approximately $164,000.
In September 2022, given the recent increases in the federal funds rate and interest rates on short-term U.S. Treasury securities, the independent members of our board of directors approved the engagement of our Advisor to actively manage and invest the Company’s excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Advisor’s services under this engagement, the Company will pay the Advisor an annual fee equal to the lesser of (i) 20 basis points (0.20%) of the average daily balance of the Company’s excess cash invested by the Advisor and (ii) the actual rate of return realized by the Cash Management Strategy (the “Cash Management Fee”); provided that in no event will the Cash Management Fee be less than zero. The Cash Management Fee will be calculated and payable monthly in arrears. Investment of the Company’s excess cash pursuant to the Cash Management Strategy commenced in October 2022.
On October 31, 2022, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) to acquire a 100% interest in the 210-room Four Seasons Resort Scottsdale at Troon North for $267.8 million in cash. As required by the Purchase Agreement, the Company has deposited $26.8 million into escrow pending the closing or termination of the Purchase Agreement. The acquisition is expected to close by December 31, 2022, subject to certain customary closing conditions.
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenue
Rooms	$104,503	$77,560	$26,943	34.7%
Food and beverage	37,624	24,494	13,130	53.6
Other	19,062	14,123	4,939	35.0
Total revenue	161,189	116,177	45,012	38.7
Expenses
Hotel operating expenses:
Rooms	25,424	17,072	(8,352)	(48.9)
Food and beverage	31,320	20,252	(11,068)	(54.7)
Other expenses	50,836	36,124	(14,712)	(40.7)
Management fees	5,116	3,595	(1,521)	(42.3)
Total hotel operating expenses	112,696	77,043	(35,653)	(46.3)
Property taxes, insurance and other	8,851	12,622	3,771	29.9
Depreciation and amortization	19,604	18,284	(1,320)	(7.2)
Advisory services fee	8,854	4,809	(4,045)	(84.1)
Transaction costs	—	275	275	100.0
Corporate general and administrative	8,075	2,094	(5,981)	(285.6)
Total expenses	158,080	115,127	(42,953)	(37.3)
Operating income (loss)	3,109	1,050	2,059	196.1
Equity in earnings (loss) of unconsolidated entity	(74)	(68)	(6)	(8.8)
Interest income	745	13	732	5,630.8
Other income (expense)	27	—	27
Interest expense and amortization of loan costs	(14,490)	(8,364)	(6,126)	(73.2)
Write-off of loan costs and exit fees	(8)	(432)	424	98.1
Unrealized gain (loss) on derivatives	2,403	142	2,261	1,592.3
Income (loss) before income taxes	(8,288)	(7,659)	(629)	(8.2)
Income tax (expense) benefit	(95)	(560)	465	83.0
Net income (loss)	(8,383)	(8,219)	(164)	(2.0)
(Income) loss attributable to noncontrolling interest in consolidated entities	(823)	450	(1,273)	(282.9)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,166	823	343	41.7
Net income (loss) attributable to the Company	$(8,040)	$(6,946)	$(1,094)	(15.8)%

All hotel properties owned for the three months ended September 30, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
Mr. C Beverly Hills Hotel	Los Angeles, CA	Acquisition	August 5, 2021
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended September 30,
	2022	2021
Occupancy	71.50%	61.64%
ADR (average daily rate)	$398.16	$357.99
RevPAR (revenue per available room)	$284.69	$220.66
Rooms revenue (in thousands)	$104,503	$77,560
Total hotel revenue (in thousands)	$161,189	$116,177
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the full three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Occupancy	71.79%	61.81%
ADR (average daily rate)	$375.77	$358.25
RevPAR (revenue per available room)	$269.76	$221.43
Rooms revenue (in thousands)	$92,842	$76,027
Total hotel revenue (in thousands)	$141,965	$113,905
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $1.1 million, from a net loss of $6.9 million for the three months ended September 30, 2021 (the “2021 quarter”) to $8.0 million for the three months ended September 30, 2022 (the “2022 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $26.9 million, or 34.7%, to $104.5 million during the 2022 quarter compared to the 2021 quarter. During the 2022 quarter, we experienced a 986 basis point increase in occupancy and a 11.2% increase in room rates. The increase in rooms revenue is primarily due to the hotel properties recovering from the COVID-19 pandemic as well as increases of $1.9 million and $8.2 million associated with the acquisitions of the Mr. C Beverly Hills Hotel on August 5, 2021 and The Ritz-Carlton Reserve Dorado Beach on March 11, 2022, respectively.

Fluctuations in rooms revenue between the 2022 quarter and the 2021 quarter are a result of the changes in occupancy and ADR between the 2022 quarter and the 2021 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$5,269	4,080	38.0%
Marriott Seattle Waterfront (1)	1,333	(1,140)	39.3%
The Notary Hotel	2,113	1,361	18.7%
The Clancy	4,476	751	69.3%
Sofitel Chicago Magnificent Mile	2,932	1,470	26.1%
Pier House Resort & Spa	(476)	(237)	(5.3)%
The Ritz-Carlton St. Thomas	(1,715)	(594)	(6.7)%
Park Hyatt Beaver Creek Resort & Spa	90	(547)	10.4%
Hotel Yountville	(196)	(905)	9.9%
The Ritz-Carlton Sarasota	219	33	(0.4)%
Hilton La Jolla Torrey Pines	2,761	1,384	21.8%
Bardessono Hotel and Spa	(1,012)	(1,386)	2.0%
The Ritz-Carlton Lake Tahoe	1,021	851	1.8%
Total	$16,815	998	4.9%
Non-comparable
Mr. C Beverly Hills Hotel	$1,938	2,128	0.8%
The Ritz-Carlton Reserve Dorado Beach	8,190	n/a	n/a
Total	$10,128
________
(1)This hotel was under renovation during the 2022 quarter.
Food and Beverage Revenue. Food and beverage revenue increased $13.1 million, or 53.6%, to $37.6 million during the 2022 quarter compared to the 2021 quarter. This increase is attributable to an aggregate increase at ten comparable hotel properties of $9.3 million as they are recovering from the COVID-19 pandemic, as well as an increase of $536,000 resulting from the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021 and $3.7 million with the acquisition of The Ritz-Carlton Reserve Dorado Beach on March 11, 2022, respectively. These increases were partially offset by an aggregate decrease of $398,000 at The Ritz-Carlton, St. Thomas, Hotel Yountville and Bardessono Hotel and Spa.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals and business interruption revenue, increased $4.9 million, or 35.0%, to $19.1 million during the 2022 quarter compared to the 2021 quarter. The increase is attributable to an aggregate increase in other hotel revenue of $2.5 million at 11 comparable hotel properties and increases of $166,000 and $2.5 million at the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach, respectively, partially offset by an aggregate decrease of $197,000 at the Marriott Seattle Waterfront and Park Hyatt Beaver Creek Resort & Spa.
Rooms Expense. Rooms expense increased $8.4 million, or 48.9%, to $25.4 million in the 2022 quarter compared to the 2021 quarter. This increase is primarily attributable to an aggregate increase of $5.6 million at 11 comparable hotel properties as they are recovering from the COVID-19 pandemic and increases of $601,000 and $2.5 million at the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach, respectively, partially offset by a decrease of $270,000 at The Ritz-Carlton St. Thomas and Bardessono Hotel and Spa.
Food and Beverage Expense. Food and beverage expense increased $11.1 million, or 54.7%, to $31.3 million during the 2022 quarter compared to the 2021 quarter. This increase is attributable to an aggregate increase of $6.9 million at ten comparable hotel properties and an increase of $615,000 and $3.7 million at the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach, respectively, partially offset by a decrease of $158,000 at The Ritz-Carlton St. Thomas, Hotel Yountville and Bardessono Hotel and Spa.
Other Operating Expenses. Other operating expenses increased $14.7 million, or 40.7%, to $50.8 million in the 2022 quarter compared to the 2021 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.

We experienced an increase of $1.7 million in direct expenses and $13.0 million in indirect expenses and incentive management fees in the 2022 quarter as compared to the 2021 quarter as the hotel properties are recovering from the COVID-19 pandemic. Direct expenses were 4.2% of total hotel revenue in the 2022 quarter and 4.4% in the 2021 quarter. The increase in direct expenses is primarily attributable to higher occupancy levels at all of our comparable hotel properties as they are recovering from the COVID-19 pandemic and an increase of approximately $1,000 and $1.4 million at the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach, respectively.
The increase in indirect expenses comprises increases in: (i) general and administrative costs of $5.6 million comprising an increase of $3.1 million at our 13 comparable hotel properties and $2.5 million at the two acquired hotel properties; (ii) marketing costs of $3.5 million comprising an increase of $2.5 million at our 13 comparable hotel properties and $1.0 million at the two acquired hotel properties; (iii) repairs and maintenance of $1.7 million, comprising an increase of $594,000 at our 13 comparable hotel properties and $1.2 million at the two acquired hotel properties; (iv) lease expense of $424,000 comprising an increase of $341,000 at our 13 comparable hotel properties and $83,000 at the two acquired hotel properties; and (v) energy costs of $2.0 million comprising an increase of $962,000 at our 13 comparable hotel properties and $1.0 million at the two acquired hotel properties. The increases are partially offset by decreases in incentive management fees of $183,000.
Management Fees. Base management fees increased $1.5 million, or 42.3%, to $5.1 million in the 2022 quarter compared to the 2021 quarter. Base management fees increased $1.1 million at nine comparable hotel properties and $525,000 at the two acquired hotel properties, partially offset by an aggregate decrease of $101,000 at Pier House Resort & Spa, Bardessono Hotel and Spa, Hotel Yountville and The Ritz-Carlton St. Thomas.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $3.8 million, or 29.9%, to $8.9 million in the 2022 quarter compared to the 2021 quarter. The decrease is mainly composed of an aggregate decrease of approximately $5.3 million at four hotel properties, including a $2.9 million and $2.2 million decrease at the Sofitel Chicago Magnificent Mile and Marriott Seattle Waterfront, respectively, due to lower property tax assessments. The decrease is partially offset by an aggregate increase of $812,000 at nine comparable hotel properties as well as increases of $126,000 at the Mr. C Beverly Hills Hotel and $636,000 at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 7.2%, to $19.6 million in the 2022 quarter compared to the 2021 quarter. The increase comprised $240,000 at the Mr. C Beverly Hills Hotel and $1.6 million at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions and an aggregate increase of $751,000 at Capital Hilton, Park Hyatt Beaver Creek Resort & Spa, Marriott Seattle Waterfront, The Ritz-Carlton St. Thomas and The Ritz-Carlton Lake Tahoe. These increases were partially offset by an aggregate decrease of $1.3 million at eight comparable hotel properties primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $4.0 million, or 84.1%, to $8.9 million in the 2022 quarter compared to the 2021 quarter due to increases in the base advisory fee of $511,000, reimbursable expenses of $497,000, equity-based compensation of $352,000, and incentive fee of $2.7 million.
In the 2022 quarter, we recorded an advisory services fee of $8.9 million, which included a base advisory fee of $3.3 million, reimbursable expenses of $1.2 million, $3.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and incentive fee of $1.0 million.
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
Corporate General and Administrative. Corporate general and administrative expense was $8.1 million in the 2022 quarter and $2.1 million in the 2021 quarter. The increase in corporate general and administrative expense is due to higher professional fees of $632,000, higher reimbursed operating expenses of Ashford Securities of $4.9 million, and higher miscellaneous expenses of $530,000, partially offset by a decrease of $60,000 in public company costs. During the third quarter of 2022, the funding estimate to Ashford Securities was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities that resulted in additional expense of approximately $5.2 million.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2022 quarter and 2021 quarter, we recorded equity in loss of unconsolidated entity of $74,000 and $68,000, respectively, related to our investment in OpenKey.

Interest Income. Interest income was $745,000 and $13,000 in 2022 quarter and 2021 quarter, respectively. The increase in interest income was primarily related to bank account interest resulting from higher cash balances and higher interest rates in the 2022 quarter compared to the 2021 quarter.
Other Income (Expense). Other income was $27,000 in the 2022 quarter compared to $0 in the 2021 quarter. In 2022 quarter, we recorded income of $27,000 related to payments from counterparties on interest rate caps.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $6.1 million, or 73.2%, to $14.5 million in the 2022 quarter compared to the 2021 quarter. The increase is primarily due to higher interest expense from a higher average LIBOR rate, as well as higher interest expense from our Convertible Senior Notes and the mortgage loans associated with the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach acquisitions. The average LIBOR rates in the 2022 quarter and the 2021 quarter were 2.47% and 0.09%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $8,000 in the 2022 quarter, primarily related to the mortgage loan extension of The Ritz-Carlton St. Thomas.
Write-off of loan costs and exit fees was $432,000 in the 2021 quarter, primarily associated with the $419,000 write-off of loan costs upon the $20 million pay-down of the mortgage loan assumed with the Mr. C Beverly Hills Hotel acquisition.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $2.4 million in the 2022 quarter consisted of an unrealized gain of approximately $265,000 on warrants and approximately $2.1 million on interest rate caps.
Unrealized gain on derivatives of $142,000 in the 2021 quarter consisted of an unrealized gain of approximately $190,000 on warrants, partially offset by an unrealized loss of approximately $48,000 on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $465,000, from $560,000 in the 2021 quarter to $95,000 in the 2022 quarter. This decrease was primarily due to the decrease in the profitability of our TRS entities in the 2022 quarter compared to the 2021 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $823,000 and a loss of $450,000 in the 2022 quarter and the 2021 quarter, respectively. At both September 30, 2022 and 2020, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $1.2 million and $823,000 in the 2022 quarter and the 2021 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 7.66% and 8.35% as of September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenue
Rooms	$322,222	$195,720	$126,502	64.6%
Food and beverage	116,600	60,976	55,624	91.2
Other	59,141	40,439	18,702	46.2
Total hotel revenue	497,963	297,135	200,828	67.6
Expenses
Hotel operating expenses:
Rooms	69,742	41,569	(28,173)	(67.8)
Food and beverage	91,242	50,526	(40,716)	(80.6)
Other expenses	149,130	98,143	(50,987)	(52.0)
Management fees	14,802	9,079	(5,723)	(63.0)
Total hotel operating expenses	324,916	199,317	(125,599)	(63.0)
Property taxes, insurance and other	22,731	27,076	4,345	16.0
Depreciation and amortization	57,616	54,881	(2,735)	(5.0)
Advisory services fee	22,481	16,343	(6,138)	(37.6)
(Gain) loss on legal settlements	(114)	(989)	(875)	(88.5)
Transaction costs	—	571	571	100.0
Corporate general and administrative	14,008	6,077	(7,931)	(130.5)
Total expenses	441,638	303,276	(138,362)	(45.6)
Gain (loss) on insurance settlement and disposition of assets	—	696	(696)	(100.0)
Operating income (loss)	56,325	(5,445)	61,770	1,134.4
Equity in earnings (loss) of unconsolidated entity	(220)	(198)	(22)	(11.1)
Interest income	932	34	898	2,641.2
Other income (expense)	27	—	27
Interest expense and amortization of discounts and loan costs	(33,293)	(22,346)	(10,947)	(49.0)
Write-off of loan costs and exit fees	(106)	(1,960)	1,854	94.6
Unrealized gain (loss) on derivatives	4,019	64	3,955	6,179.7
Income (loss) before income taxes	27,684	(29,851)	57,535	192.7
Income tax (expense) benefit	(3,783)	(766)	(3,017)	(393.9)
Net income (loss)	23,901	(30,617)	54,518	178.1
(Income) loss attributable to noncontrolling interest in consolidated entities	(2,265)	2,546	(4,811)	(189.0)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(647)	3,184	(3,831)	(120.3)
Net income (loss) attributable to the Company	$20,989	$(24,887)	$45,876	184.3%

All hotel properties owned for the nine months ended September 30, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
Mr. C Beverly Hills Hotel	Los Angeles, California	Acquisition	August 5, 2021
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
Occupancy	66.00%	49.46%
ADR (average daily rate)	$451.01	$385.28
RevPAR (revenue per available room)	$297.66	$190.58
Rooms revenue (in thousands)	$322,222	$195,720
Total hotel revenue (in thousands)	$497,963	$297,135
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the full nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Occupancy	65.79%	49.42%
ADR (average daily rate)	$426.10	$385.63
RevPAR (revenue per available room)	$280.33	$190.60
Rooms revenue (in thousands)	$286,455	$194,187
Total hotel revenue (in thousands)	$441,791	$294,863
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $45.9 million, from a net loss of $24.9 million for the nine months ended September 30, 2021 (the “2021 period”), to net income of $21.0 million for the nine months ended September 30, 2022 (the “2022 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $126.5 million, or 64.6%, to $322.2 million during the 2022 period compared to the 2021 period. During the 2022 period, we experienced a 1,654 basis point increase in occupancy and a 17.1% increase in room rates compared to the 2021 period. The increase in rooms revenue is due to the hotel properties recovering from the COVID-19 pandemic as well as an increase of $8.6 million associated with the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021 and $25.6 million with the acquisition of The Ritz-Carlton Reserve Dorado Beach on March 11, 2022, respectively.

Fluctuations in rooms revenue between the 2022 period and the 2021 period are a result of the changes in occupancy and ADR between the 2022 period and the 2021 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$15,633	3,654	55.4%
Marriott Seattle Waterfront (1)	5,434	758	29.2%
The Notary Hotel	7,689	2,065	23.7%
The Clancy	14,997	2,166	84.0%
Sofitel Chicago Magnificent Mile	8,859	2,301	24.2%
Pier House Resort & Spa	3,625	(543)	28.4%
The Ritz-Carlton St. Thomas	4,249	(252)	13.9%
Park Hyatt Beaver Creek Resort & Spa	6,639	686	38.3%
Hotel Yountville	1,798	(386)	28.5%
The Ritz-Carlton Sarasota	6,605	63	17.1%
Hilton La Jolla Torrey Pines	9,749	2,374	26.9%
Bardessono Hotel and Spa	1,629	(185)	15.7%
The Ritz-Carlton Lake Tahoe	5,362	142	28.4%
Total	$92,268	1,637	10.5%
Non-comparable
Mr. C Beverly Hills Hotel	$8,641	1,920	2.4%
The Ritz-Carlton Reserve Dorado Beach	$25,593	n/a	n/a
Total	$34,234
________
(1)This hotel was under renovation during the 2022 period.
Food and Beverage Revenue. Food and beverage revenue increased $55.6 million, or 91.2%, to $116.6 million during the 2022 period compared to the 2021 period. This increase is primarily driven by the recovery from the COVID-19 pandemic. We experienced an aggregate increase in food and beverage revenue of $43.0 million at 13 comparable hotel properties as well as increases of $3.1 million and $9.5 million at the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $18.7 million, or 46.2%, to $59.1 million during the 2022 period compared to the 2021 period.
The increase is attributable to higher other hotel revenue of $11.7 million at 12 comparable hotel properties and an increase of $813,000 at the Mr. C Beverly Hills Hotel and $6.3 million at The Ritz-Carlton Reserve Dorado Beach, partially offset by a decrease of $36,000 at Marriott Seattle Waterfront.
Rooms Expense. Rooms expense increased $28.2 million, or 67.8%, to $69.7 million in the 2022 period compared to the 2021 period. The increase is attributable to an aggregate increase in rooms expense of $19.8 million at 13 comparable hotel properties due to the hotel properties recovering from the COVID-19 pandemic and increases of $2.4 million at the Mr. C Beverly Hills Hotel and $5.9 million at The Ritz-Carlton Reserve Dorado Beach.
Food and Beverage Expense. Food and beverage expense increased $40.7 million, or 80.6%, to $91.2 million during the 2022 period compared to the 2021 period.
The increase is attributable to an aggregate increase of $29.4 million at 13 comparable hotel properties and increases of $2.8 million at the Mr. C Beverly Hills Hotel and $8.5 million at The Ritz-Carlton Reserve Dorado Beach.
Other Operating Expenses. Other operating expenses increased $51.0 million, or 52.0%, to $149.1 million in the 2022 period compared to the 2021 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $5.8 million in direct expenses and $45.2 million in indirect expenses and incentive management fees in the 2022 period compared to the 2021 period.

Direct expenses were 4.2% of total hotel revenue in the 2022 period and 5.1% in the 2021 period. The increase in direct expenses is associated with higher direct expenses at our comparable hotel properties as they are recovering from the COVID-19 pandemic, as well as an increase of $59,000 at the Mr. C Beverly Hills Hotel and $3.5 million at The Ritz-Carlton Reserve Dorado Beach.
The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $17.9 million comprising an increase of $11.5 million at our 13 comparable hotel properties and $6.3 million at the two acquired hotel properties; (ii) marketing costs of $12.3 million comprising an increase of $9.5 million at our 13 comparable hotel properties and $2.9 million at the two acquired hotel properties; (iii) repairs and maintenance of $5.1 million comprising an increase of $2.5 million at our 13 comparable hotel properties and $2.6 million at the two acquired hotel properties; (iv) lease expense of $1.2 million comprising an increase of $1.0 million at our 13 comparable hotel properties and $202,000 at the two acquired hotel properties; (v) energy costs of $4.9 million comprised of an increase of $2.5 million at our 13 comparable hotel properties and $2.4 million at the two acquired hotel properties; and (vi) incentive management fees of $3.8 million comprising an increase of $3.4 million at our 13 comparable hotel properties and $396,000 at the two acquired hotel properties.
Management Fees. Base management fees increased $5.7 million, or 63.0%, to $14.8 million in the 2022 period compared to the 2021 period. Management fees increased approximately $4.5 million at 12 of our comparable hotel properties, $372,000 at the Mr. C Beverly Hills Hotel and $1.3 million at The Ritz-Carlton Reserve Dorado Beach. These increases were partially offset by a decrease of $502,000 at the Sofitel Chicago Magnificent Mile primarily as a result of a legal settlement with Accor. See Item 1. “Legal Proceedings.”
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $4.3 million, or 16.0%, to $22.7 million in the 2022 period compared to the 2021 period. The decrease is mainly resulted from an aggregate decrease of $7.7 million at six hotel properties, including a $4.1 million and $2.4 million decrease at the Sofitel Chicago Magnificent Mile and Marriott Seattle Waterfront, respectively, due to lower property tax assessments. The decrease is partially offset by increases of $784,000 at the Mr. C Beverly Hills Hotel and $1.4 million at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions, as well as an aggregate increase of approximately $1.1 million at seven hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $2.7 million, or 5.0%, to $57.6 million for the 2022 period compared to the 2021 period. The increase comprised $1.5 million at the Mr. C Beverly Hills Hotel and $3.5 million at The Ritz-Carlton Reserve Dorado Beach as a result of their acquisitions as well as an aggregate increase of $1.7 million at the Park Hyatt Beaver Creek Resort & Spa, Marriott Seattle Waterfront, The Ritz-Carlton St. Thomas and The Ritz-Carlton Lake Tahoe. These increases were partially offset by an aggregate decrease of $3.9 million at nine comparable hotel properties primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $6.1 million, or 37.6%, to $22.5 million in the 2022 period compared to the 2021 period due to increases in the base advisory fee of $1.5 million, reimbursable expenses of $1.8 million, equity-based compensation of $1.6 million, and incentive fee of $1.3 million.
In the 2022 period, we recorded an advisory services fee of $22.5 million, which included a base advisory fee of $9.4 million, reimbursable expenses of $3.5 million, $8.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $1.3 million.
In the 2021 period, we recorded an advisory services fee of $16.3 million, which included a base advisory fee of $8.0 million, reimbursable expenses of $1.7 million and $6.7 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
(Gain) loss on legal settlements. In the 2021 period, we recognized a gain of $800,000 related to the settlement of a transfer tax matter with the City of San Francisco and $189,000 related to a billing dispute. During the 2022 period, the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount associated with the City of San Francisco transfer tax matter.
Transaction costs. In the 2021 period, we recognized $571,000 of transaction costs associated with the acquisition of the Mr. C Beverly Hills Hotel that closed on August 5, 2021. There were no transaction costs in the 2022 period.
Corporate General and Administrative. Corporate general and administrative expense was $14.0 million in the 2022 period and $6.1 million in the 2021 period. The increase in corporate general and administrative expenses is primarily due to higher professional fees of $1.4 million, higher public company costs of $287,000, higher reimbursed operating expenses of Ashford Securities of $5.2 million and higher miscellaneous expenses of $1.0 million. During the third quarter of 2022, the funding estimate to Ashford Securities was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities that resulted in additional expense of approximately $5.2 million.

Gain (loss) on Insurance Settlement and Disposition of Assets. In the 2021 period, we recognized a gain of $481,000 associated with proceeds received from an insurance claim and a gain of $18,000 upon disposition of certain fixed assets as well as a gain of $197,000 associated with the sale of certain ERFP assets to Ashford Inc. There was no such gain (loss) in the 2022 period.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2022 period and the 2021 period, we recorded equity in loss of unconsolidated entity of $220,000 and $198,000, respectively, related to our investment in OpenKey.
Other Income (Expense). Other income was $27,000 in the 2022 period compared to $0 in the 2021 period. In the 2022 period, we recorded income of $27,000 related to payments from counterparties on interest rate caps.
Interest Income. Interest income was $932,000 and $34,000 in the 2022 period and the 2021 period, respectively. The increase in interest income was primarily related to higher cash balances and higher interest rates in the 2022 period compared to the 2021 period.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $10.9 million, or 49.0%, to $33.3 million for the 2022 period compared to the 2021 period. The increase is primarily due to higher interest expense from a higher average LIBOR rate, as well as higher interest expense from our Convertible Senior Notes and the mortgage loans associated with the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach acquisitions. The average LIBOR rates for the 2022 period and the 2021 period were 0.62% and 0.10%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $106,000 in the 2022 period primarily resulting from the refinance of the Park Hyatt Beaver Creek Resort & Spa in February 2022, the acquisition of The Ritz-Carlton Reserve Dorado Beach and the mortgage loan extension of The Ritz-Carlton St. Thomas.
Write-off of loan costs and exit fees was $2.0 million in the 2021 period, primarily associated with a $1.2 million write-off of unamortized loan costs upon the payoff of our secured term loan payoff and $351,000 from several amendments executed with various lenders, which included deferral of debt service payments and allowed the use of reserves for property-level operating shortfalls and/or to cover debt service payments. Third-party fees incurred in conjunction with these amendments, totaling $351,000, were expensed in accordance with applicable accounting guidance. In addition, there was approximately a $419,000 write-off of loan costs upon the $20 million pay-down of the mortgage loan assumed with the acquisition of the Mr. C Beverly Hills Hotel.
Unrealized Gain (Loss) on Derivatives. Unrealized gain on derivatives of $4.0 million for the 2022 period consisted of an unrealized gain of approximately $3.0 million on interest rate caps, and approximately $995,000 on warrants.
Unrealized gain on derivatives of $64,000 for the 2021 period consisted of an unrealized gain of approximately $190,000 on warrants, partially offset by an unrealized loss of approximately $126,000 on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $3.0 million, from $766,000 in the 2021 period to $3.8 million in the 2022 period. This increase was primarily due to an increase in the profitability of our TRS entities in the 2022 period compared to the 2021 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $2.3 million and a loss of $2.5 million for the 2022 period and the 2021 period, respectively. At both September 30, 2022 and 2021, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $647,000 in the 2022 period and a net loss of $3.2 million in the 2021 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 7.66% and 8.35% as of September 30, 2022 and 2021, respectively.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on some of our mortgage loans, as discussed above. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of September 30, 2022, our $435 million mortgage loan was in a cash trap and approximately $139,000 of our restricted cash was subject to this cash trap.
Equity Transactions
On December 5, 2017, our board of directors approved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share and preferred stock having an aggregate value of up to $50 million. The board of directors’ authorization replaced any previous repurchase authorizations. No shares were repurchased during the nine months ended September 30, 2022, pursuant to this authorization.
On December 11, 2017, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our common stock having an aggregate offering price of up to $50.0 million. Sales of shares of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act, including sales made directly on the NYSE, the existing trading market for our common stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our common stock sold through such sales agent. On July 7, 2020, we entered into a side letter (the “Side Letter”) with the sales agents pursuant to which we agreed to pay all reasonable documented out-of-pocket expenses, including the reasonable fees and disbursements of counsel incurred by the sales agents, in connection with the ongoing services contemplated by the equity distribution agreements (subject to a $75,000 cap on certain expenses incurred in June 2020). Pursuant to the Side Letter, the sales agents have agreed to reimburse us for up to $50,000 of such expenses, if the sales agents offer and sell an amount of our common stock with an aggregate offering price of $15,000,000, and have agreed to reimburse us for up to an additional $50,000 of such expenses, provided the sales agents offer and sell an amount of our common stock with an aggregate offering price of $30,000,000. As of November 3, 2022, the Company has sold approximately 7.4 million shares of common stock and received gross proceeds of approximately $30.8 million under this program.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager and wholesaler of the Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). The Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, our optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership agreement to conform to the terms of the Series E Articles Supplementary and Series M Articles Supplementary. As of November 3, 2022, the Company has issued approximately 10.3 million shares of Series E Preferred Stock and received net proceeds of approximately $231.8 million and issued approximately 1.2 million shares of Series M Preferred Stock and received net proceeds of approximately $30.1 million. The Company also issued approximately 33,000 shares of Series E Preferred Stock and approximately 1,200 shares of Series M Preferred Stock, respectively, pursuant to the dividend reinvestment plan.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of November 3, 2022, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
On April 21, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the Lincoln Park Purchase Agreement. The issuance of the shares of common stock pursuant to the Lincoln Park Purchase Agreement has been registered pursuant to the Company’s shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. The Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. Upon entering into the Lincoln Park Purchase Agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Lincoln Park Purchase Agreement. As of November 3, 2022, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
On July 12, 2021, the Company entered into a second equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 3, 2022, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
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
Sources and Uses of Cash
We had approximately $358.9 million and $216.0 million of cash and cash equivalents at September 30, 2022 and December 31, 2021, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $104.0 million and $55.1 million for the nine months ended September 30, 2022 and 2021, respectively. Cash flows from operations were impacted by changes in hotel operations of our 13 comparable hotel properties as well as the acquisitions of the Mr. C Beverly Hills Hotel on August 5, 2021 and The Ritz-Carlton Reserve Dorado Beach on March 11, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2022, net cash flows used in investing activities were $123.6 million. These cash outflows were primarily attributable to $36.5 million of capital improvements made to various hotel properties, approximately $86.8 million associated with the acquisition of The Ritz-Carlton Reserve Dorado Beach and additional investments in OpenKey of $328,000. Our capital improvements consisted of $22.1 million of return on investment capital projects and $14.4 million of renewal and replacement capital projects. Return on investment capital projects are designed to improve the positioning of our hotel properties within their markets and competitive sets. Renewal and replacement capital projects are designed to maintain the quality and competitiveness of our hotels.
For the nine months ended September 30, 2021, net cash flows used in investing activities were $23.7 million. These cash outflows were primarily attributable to $15.8 million of capital improvements made to various hotel properties, approximately $9.5 million associated with the acquisition of the Mr. C Beverly Hills Hotel, partially offset by proceeds of $1.8 million from the sale of certain ERFP assets to Ashford Inc. Our capital improvements consisted of approximately $7.5 million of return on investment capital projects and approximately $8.4 million of renewal and replacement capital projects.

Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2022, net cash flows provided by financing activities were $169.1 million. Cash inflows primarily consisted of debt borrowings of $70.5 million, $185.2 million from the issuance of preferred stock and contributions of $164,000 from a noncontrolling interest in consolidated entities. The cash inflows were partially offset by repayments of indebtedness of $68.3 million, $13.0 million of dividend and distribution payments, $1.8 million of payments for loan costs and fees, $2.1 million of payments for derivatives, $1.3 million for purchases of common stock and $193,000 for cash redemptions of Series E and Series M preferred stock.
For the nine months ended September 30, 2021, net cash flows provided by financing activities were $95.6 million. Cash inflows primarily consisted of net proceeds of $83.2 million from the issuance of our Convertible Senior Notes, $100.0 million from the issuance of common stock, $4.6 million from the issuance of preferred stock and contributions of $920,000 from a noncontrolling interest in consolidated entities. The cash inflows were partially offset by repayments of indebtedness of $83.8 million, $6.9 million of dividend and distribution payments, $1.9 million of payments for loan costs and fees, $376,000 for purchases of common stock and $200,000 of payment for derivatives.
Dividend Policy. In March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. On September 8, 2022, our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the third quarter of 2022. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review our dividend policy and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
Seasonality
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months and some during the winter months. This seasonality pattern can cause fluctuations in our quarterly lease revenue under our percentage leases. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations and cash on hand are insufficient during any quarter due to temporary or seasonal fluctuations in lease revenue, we expect to utilize borrowings to fund distributions required to maintain our REIT status. However, we cannot make any assurances that we will make distributions in the future.
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
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO are presented to help our investors evaluate our operating performance.
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

We present EBITDA, EBITDAre and Adjusted EBITDAre because we believe they are useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results. Our management team also uses EBITDA as one measure in determining the value of acquisitions and dispositions. EBITDA, EBITDAre and Adjusted EBITDAre as calculated by us may not be comparable to EBITDA, EBITDAre and Adjusted EBITDAre reported by other companies that do not define EBITDA, EBITDAre and Adjusted EBITDAre exactly as we define the terms. EBITDA, EBITDAre and Adjusted EBITDAre do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(8,383)	$(8,219)	$23,901	$(30,617)
Interest expense and amortization of loan costs	14,490	8,364	33,293	22,346
Depreciation and amortization	19,604	18,284	57,616	54,881
Income tax expense (benefit)	95	560	3,783	766
Equity in (earnings) loss of unconsolidated entity	74	68	220	198
Company’s portion of EBITDA of OpenKey	(74)	(68)	(220)	(196)
EBITDA	25,806	18,989	118,593	47,378
(Gain) loss on insurance settlement and disposition of assets	—	—	—	(696)
EBITDAre	25,806	18,989	118,593	46,682
Amortization of favorable (unfavorable) contract assets (liabilities)	119	118	345	394
Transaction and conversion costs	5,562	980	6,888	2,148
Other (income) expense	(27)	—	(27)	—
Write-off of loan costs and exit fees	8	432	106	1,960
Unrealized (gain) loss on derivatives	(2,403)	(142)	(4,019)	(64)
Stock/unit-based compensation	3,391	3,044	8,941	7,265
Legal, advisory and settlement costs	544	107	1,176	(320)
Advisory services incentive fee	1,048	(1,637)	1,294	—
Company’s portion of adjustments to EBITDAre of OpenKey	1	1	6	7
Adjusted EBITDAre	$34,049	$21,892	$133,303	$58,072

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other income/expense, stock/unit-based compensation and non-cash items such as interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third-party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(8,383)	$(8,219)	$23,901	$(30,617)
(Income) loss attributable to noncontrolling interest in consolidated entities	(823)	450	(2,265)	2,546
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,166	823	(647)	3,184
Preferred dividends	(6,028)	(1,977)	(13,395)	(6,258)
Gain (loss) on extinguishment of preferred stock	—	(111)	—	(4,595)
Net income (loss) attributable to common stockholders	(14,068)	(9,034)	7,594	(35,740)
Depreciation and amortization on real estate (1)	18,956	17,619	55,678	52,843
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,166)	(823)	647	(3,184)
Equity in (earnings) loss of unconsolidated entity	74	68	220	198
(Gain) loss on insurance settlement and disposition of assets	—	—	—	(696)
Company’s portion of FFO of OpenKey	(74)	(68)	(220)	(197)
FFO available to common stockholders and OP unitholders	3,722	7,762	63,919	13,224
(Gain) loss on extinguishment of preferred stock	—	111	—	4,595
Transaction and conversion costs	5,562	980	6,888	2,148
Interest expense accretion on refundable membership club benefits	177	190	545	582
Write-off of loan costs and exit fees	8	432	106	1,960
Amortization of loan costs (1)	598	407	1,793	1,684
Unrealized (gain) loss on derivatives	(2,403)	(142)	(4,019)	(64)
Stock/unit-based compensation	3,391	3,044	8,941	7,265
Legal, advisory and settlement costs	544	107	1,176	(320)
Advisory services incentive fee	1,048	(1,637)	1,294	—
Company’s portion of adjustments to FFO of OpenKey	1	1	6	7
Adjusted FFO available to common stockholders and OP unitholders	12,648	11,255	80,649	31,081
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization on real estate	$(648)	$(665)	$(1,938)	$(2,038)
Amortization of loan costs	(23)	(22)	(68)	(65)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	361	100%	361
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Mr. C Beverly Hills Hotel (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65
Total		3,971		3,736
________
(1)    The above information does not include the operations of condominium units not owned by The Ritz-Carlton Lake Tahoe.
(2)    Includes 138 hotel rooms and five residences adjacent to the hotel.
(3)    The above information does not include the operations of residential units not owned by The Ritz-Carlton Reserve Dorado Beach. The results of the hotel are included from March 11, 2022 through September 30, 2022.
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
At September 30, 2022, our total indebtedness of approximately $1.2 billion included approximately $1.2 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at September 30, 2022, would be approximately $2.9 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2022, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach under the Accor management agreement has occurred and an injunction to prevent Ashford TRS Chicago II from terminating the Accor management agreement. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking damages and a declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, in which Accor asserted two causes of action: First, Accor asserted a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the Accor management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserted a counterclaim for breach of contract alleging that Ashford TRS Chicago II breached the Accor management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. On February 16, 2022, the parties entered into a settlement agreement agreeing to: 1) amend the Accor management agreement; 2) dismiss the lawsuit and counterclaims; 3) stipulate to the failure of the performance tests and cure amounts for 2018 of $867,682 and 2019 of $784,919; and 4) arbitrate whether the performance tests for 2020 and 2021 were valid and/or required equitable adjustment. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice. Arbitration occurred on October 12-13, 2022 and the arbitrator’s deadline for delivering a decision is December 9, 2022. As a result of the settlement related to the 2018 performance test failure, the Company recorded a gain of approximately $868,000 during the first quarter of 2022, that is recorded as a reduction of management fees and included in “management fees” on the Company’s condensed consolidated statements of operations.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of September 30, 2022, no amounts have been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. The risk factors set forth below should be read together with the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Economic conditions in the United States could have a material adverse impact on our earnings and financial condition.
The economic outlook in the United States is uncertain and facing recessionary concerns resulting from slowing gross domestic product growth, continuing effects of the COVID-19 pandemic, rising inflation, increasing interest rates, supply chain disruptions and the conflict between Russia and Ukraine. Because economic conditions in the United States may affect demand within the hospitality industry and our subsidiaries’ businesses, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates.
Inflation and price volatility could negatively impact our businesses and results of operations.
General inflation in the United States has risen to levels not experienced in recent decades, including rising energy prices, prices for consumer goods, interest rates, wages, and currency volatility, causing interest rates and borrowing costs to rise. These increases and any fiscal, monetary or other policy interventions by the U.S. government or Federal Reserve in reaction to such events could negatively impact our businesses by increasing our operating costs and our borrowing costs and may negatively impact our ability to access the debt markets on favorable terms.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On December 5, 2017, our board of directors reapproved the stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share having an aggregate value of up to $50 million. The board of director’s authorization replaced any previous repurchase authorizations. No shares were repurchased during the three and nine months ended September 30, 2022, pursuant to this authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	156,060	(1)	$4.88	(2)	—	$50,000,000
August 1 to August 31	2,384		$—	(2)	—	$50,000,000
September 1 to September 30	151	(1)	$5.09		—	$50,000,000
Total	158,595		$4.88		—

__________________
(1)Includes 156,041 and 151 shares in July and September, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
(2)There is no cost associated with the forfeiture of 19 and 2,384 restricted shares of our common stock in July and August, respectively.
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	November 7, 2022	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 7, 2022	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer