Form 10-Q/A
period 2022-09-30
Braemar Hotels & Resorts Inc.
filed 2023-02-03
CIK 1574085

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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	66,971,063
(Class)	Outstanding at January 31, 2023

EXPLANATORY NOTE
As previously reported in the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2023, the audit committee of Braemar Hotels & Resorts Inc. (the “Company”) concluded, after discussion with the Company’s management, that the Company’s unaudited financial statements for the periods ended September 30, 2022, included in its Quarterly Report on Form 10-Q filed with the SEC on November 7, 2022, contained a material misstatement and should not be relied upon. The misstatement related to the presentation of the Company’s statement of operations missing a non-cash item associated with the Company’s Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock, which impacted net income (loss) attributable to common stockholders and the related calculation of earnings per share for each period.
The purpose of this Amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2022 (this “Form 10-Q/A”), is to amend the Form 10-Q filed with the SEC on November 7, 2022 (the “Form 10-Q”) to restate the Company’s statements of operations for the three and nine months ended September 30, 2022, to include the impact of the $2.6 million and $4.8 million redemption value adjustment, respectively, associated with the Company’s Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock, which would have decreased/increased net income/loss attributable to common stockholders in the calculation of GAAP income/loss per share. See note 17 included herein for additional details.
This Form 10-Q/A is presented as of the filing date of the Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Form 10-Q. Among other things, forward-looking statements made in the original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Form 10-Q, and such forward-looking statements should be read in their historical context.
The following items have been amended as a result of the restatement:
Part I, Item 1, “Financial Statements”,
Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,
Part I, Item 4, “Controls and Procedures”, and
Part II, Item 1A, “Risk Factors.”
In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.
The Company has concluded there was a material weakness in the Company’s internal control over financial reporting as of September 30, 2022 and that its disclosure controls and procedures were ineffective as of September 30, 2022. See additional discussion included in Part I, Item 4 of this amended quarterly report.

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q/A
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
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
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
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(restated)		(restated)
REVENUE
Rooms	$104,503	$77,560	$322,222	$195,720
Food and beverage	37,624	24,494	116,600	60,976
Other	19,062	14,123	59,141	40,439
Total hotel revenue	161,189	116,177	497,963	297,135
EXPENSES
Hotel operating expenses:
Rooms	25,424	17,072	69,742	41,569
Food and beverage	31,320	20,252	91,242	50,526
Other expenses	50,836	36,124	149,130	98,143
Management fees	5,116	3,595	14,802	9,079
Total hotel operating expenses	112,696	77,043	324,916	199,317
Property taxes, insurance and other	8,851	12,622	22,731	27,076
Depreciation and amortization	19,604	18,284	57,616	54,881
Advisory services fee	8,854	4,809	22,481	16,343
(Gain) loss on legal settlements	—	—	(114)	(989)
Transaction costs	—	275	—	571
Corporate general and administrative	8,075	2,094	14,008	6,077
Total expenses	158,080	115,127	441,638	303,276
Gain (loss) on insurance settlement and disposition of assets	—	—	—	696
OPERATING INCOME (LOSS)	3,109	1,050	56,325	(5,445)
Equity in earnings (loss) of unconsolidated entity	(74)	(68)	(220)	(198)
Interest income	745	13	932	34
Other income (expense)	27	—	27	—
Interest expense and amortization of discounts and loan costs	(14,490)	(8,364)	(33,293)	(22,346)
Write-off of loan costs and exit fees	(8)	(432)	(106)	(1,960)
Unrealized gain (loss) on derivatives	2,403	142	4,019	64
INCOME (LOSS) BEFORE INCOME TAXES	(8,288)	(7,659)	27,684	(29,851)
Income tax (expense) benefit	(95)	(560)	(3,783)	(766)
NET INCOME (LOSS)	(8,383)	(8,219)	23,901	(30,617)
(Income) loss attributable to noncontrolling interest in consolidated entities	(823)	450	(2,265)	2,546
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,166	823	(647)	3,184
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(8,040)	(6,946)	20,989	(24,887)
Preferred dividends	(6,028)	(1,977)	(13,395)	(6,258)
Deemed dividends on redeemable preferred stock	(2,649)	—	(4,802)	—
Gain (loss) on extinguishment of preferred stock	—	(111)	—	(4,595)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,717)	$(9,034)	$2,792	$(35,740)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.24)	$(0.15)	$0.04	$(0.73)
Weighted average common shares outstanding – basic	70,956	59,207	69,213	48,954
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.24)	$(0.15)	$0.04	$(0.73)
Weighted average common shares outstanding – diluted	70,956	59,207	69,214	48,954
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

10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(restated)		(restated)
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(8,040)	$(6,946)	$20,989	$(24,887)
Less: Dividends on preferred stock	(6,028)	(1,977)	(13,395)	(6,258)
Less: Deemed dividends on redeemable preferred stock	(2,649)	—	(4,802)	—
Less: Dividends on common stock	(710)	—	(2,124)	—
Less: Loss on extinguishment of preferred stock - Series B	—	(111)	—	(4,595)
Less: Dividends on unvested performance stock units	(5)	—	(19)	—
Less: Dividends on unvested restricted shares	(4)	—	(16)	—
Less: Net (income) loss allocated to performance stock units	—	—	(43)	—
Less: Net (income) loss allocated to unvested restricted shares	—	—	(49)	—
Undistributed net income (loss) allocated to common stockholders	$(17,436)	$(9,034)	$541	$(35,740)
Add back: Dividends on common stock	710	—	2,124	—
Distributed and undistributed net income (loss) - basic and diluted	$(16,726)	$(9,034)	$2,665	$(35,740)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	70,956	59,207	69,213	48,954
Effect of assumed exercise of warrants	—	—	1	—
Weighted average common shares outstanding – diluted	70,956	59,207	69,214	48,954

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.24)	$(0.15)	$0.04	$(0.73)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.24)	$(0.15)	$0.04	$(0.73)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(restated)		(restated)
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$4	$—	$65	$—
Income (loss) allocated to unvested performance stock units	5	—	62	—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,166)	(823)	647	(3,184)
Dividends on preferred stock - Series B	1,059	1,058	3,175	3,689
Loss on extinguishment of preferred stock - Series B	—	111	—	4,595
Interest expense on Convertible Senior Notes	1,111	1,361	3,322	2,010
Dividends on preferred stock - Series E (inclusive of deemed dividends)	6,059	90	11,434	90
Dividends on preferred stock - Series M (inclusive of deemed dividends)	734	4	1,113	4
Total	$7,806	$1,801	$19,818	$7,204
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	47	89	33	100
Effect of assumed conversion of operating partnership units	5,956	5,564	5,893	4,543
Effect of assumed conversion of preferred stock - Series B	4,116	4,115	4,116	4,781
Effect of assumed conversion of exchanged preferred stock - Series B	—	—	—	485
Effect of assumed conversion of Convertible Senior Notes	13,609	13,609	13,609	6,730
Effect of assumed conversion of preferred stock - Series E	41,008	700	24,491	233
Effect of assumed conversion of preferred stock - Series M	4,563	32	1,941	11
Total	69,299	24,109	50,083	16,883
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Restatement
Subsequent to the issuance of the Company’s financial statements for the three and nine months ended September 30, 2022, an error was identified relating to the treatment of deemed dividends in the determination of net income (loss) attributable to common stockholders. The Company has restated its condensed consolidated statements of operations for the three and nine months ended September 30, 2022 to record a $2.6 million and $4.8 million redemption value adjustment, respectively, associated with the Company’s Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock, which would have decreased/increased net income/loss attributable to common stockholders and income/loss per share. These amounts were reflected in the condensed consolidated statements of equity for the three and nine months ended September 30, 2022, in the line item titled “redemption value adjustment - preferred stock.” The restatement also impacted note 10, which was restated in these condensed consolidated financial statements. The restatement had no impact on the Company’s condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 or the condensed consolidated statement of cash flows for the nine months ended September 30, 2022. Management evaluated the impact on other periods impacted by the error and determined it was immaterial.
The effect of correcting this misstatement resulted in a restatement of the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2022 as shown in the table below (amounts in thousands except per share amounts):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Originally Reported	Adjustment	As Restated	As Originally Reported	Adjustment	As Restated
Condensed Consolidated Statement of Operations
Deemed dividend on redeemable preferred stock	$—	$(2,649)	$(2,649)	$—	$(4,802)	$(4,802)
Net income (loss) attributable to common stockholders	$(14,068)	$(2,649)	$(16,717)	$7,594	$(4,802)	$2,792
Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.20)	$(0.04)	$(0.24)	$0.11	$(0.07)	$0.04
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.20)	$(0.04)	$(0.24)	$0.11	$(0.07)	$0.04
18. Subsequent Events
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

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of preferred stock, deemed dividends on redeemable preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other income/expense, stock/unit-based compensation and non-cash items such as interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third-party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.
The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(restated)		(restated)
Net income (loss)	$(8,383)	$(8,219)	$23,901	$(30,617)
(Income) loss attributable to noncontrolling interest in consolidated entities	(823)	450	(2,265)	2,546
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,166	823	(647)	3,184
Preferred dividends	(6,028)	(1,977)	(13,395)	(6,258)
Deemed dividends on redeemable preferred stock	(2,649)	—	(4,802)	—
Gain (loss) on extinguishment of preferred stock	—	(111)	—	(4,595)
Net income (loss) attributable to common stockholders	(16,717)	(9,034)	2,792	(35,740)
Depreciation and amortization on real estate (1)	18,956	17,619	55,678	52,843
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,166)	(823)	647	(3,184)
Equity in (earnings) loss of unconsolidated entity	74	68	220	198
(Gain) loss on insurance settlement and disposition of assets	—	—	—	(696)
Company’s portion of FFO of OpenKey	(74)	(68)	(220)	(197)
FFO available to common stockholders and OP unitholders	1,073	7,762	59,117	13,224
Deemed dividends on redeemable preferred stock	2,649		4,802
(Gain) loss on extinguishment of preferred stock	—	111	—	4,595
Transaction and conversion costs	5,562	980	6,888	2,148
Interest expense accretion on refundable membership club benefits	177	190	545	582
Write-off of loan costs and exit fees	8	432	106	1,960
Amortization of loan costs (1)	598	407	1,793	1,684
Unrealized (gain) loss on derivatives	(2,403)	(142)	(4,019)	(64)
Stock/unit-based compensation	3,391	3,044	8,941	7,265
Legal, advisory and settlement costs	544	107	1,176	(320)
Advisory services incentive fee	1,048	(1,637)	1,294	—
Company’s portion of adjustments to FFO of OpenKey	1	1	6	7
Adjusted FFO available to common stockholders and OP unitholders	12,648	11,255	80,649	31,081
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
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, as a result of the material weakness in our internal control over financial reporting related to the accounting for earnings per share described below, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
During our financial statement close process for the period ended December 31, 2022, a material weakness was identified in the Company’s control over the evaluation of complex transactions as a result of the error identified in the treatment of deemed dividends on redeemable preferred stock in arriving at net income (loss) attributable to common stockholders, which impacted the calculation of earnings per share. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company is evaluating remediation steps, which could include: (1) arranging for additional training for our associates and (2) designing new or enhanced controls whereby management evaluates the nature of equity transactions and where appropriate engages third-party accounting experts to assist management in assessing the accounting in its consolidated financial statements. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
The Company’s previously issued financial results for the three and nine months ended September 30, 2022 have been corrected in this quarterly report to properly reflect the correct accounting.
We reviewed the results of management’s assessment with the audit committee of our board of directors.
Notwithstanding the material weakness described above, management has concluded that our restated condensed consolidated financial statements included in this quarterly report are fairly stated in all material respects in accordance with GAAP.
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
We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness remained unremediated as of September 30, 2022:
•The Company did not design and maintain effective controls over the evaluation of complex transactions as a result of the error identified in the treatment of deemed dividends on redeemable preferred stock in arriving at net income (loss) attributable to common stockholders, which impacted the calculation of earnings per share.
Additionally, this material weakness could result in additional misstatements of the aforementioned accounts or disclosures that would result in an additional material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	February 2, 2023	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	February 2, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer