Form 10-K
period 2022-12-31
Braemar Hotels & Resorts Inc.
filed 2023-03-10
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑ No
As of June 30, 2022, the aggregate market value of 68,535,894 shares of the registrant’s common stock held by non-affiliates was approximately $294,019,000.
As of March 8, 2023, the registrant had 66,032,496 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2023 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

BRAEMAR HOTELS & RESORTS INC.
YEAR ENDED DECEMBER 31, 2022

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
This Annual Report on Form 10-K contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Marriott International®, Hilton Worldwide®, Sofitel®, Four Seasons®, Hyatt® and Accor®.
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
•rising interest rates and inflation;
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
•unanticipated increases in financing and other costs;
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
PART I
Item 1. Business
Our Company
We are an externally-advised Maryland corporation formed in 2013 that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average RevPAR was approximately $187 for the year ended December 31, 2022. We have elected to be taxed as a REIT under the Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 8, 2023, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,181 total rooms, or 3,946 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated joint venture entity.
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

We do not operate any of our hotel properties directly; instead, we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages four of our 16 hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory and brokerage services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services, mobile key technology and broker-dealer services. See note 15 to our consolidated financial statements.
As of December 31, 2022, Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., together owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, is convertible (at a conversion price of $117.50 per share) into an additional approximate 4,145,385 shares of Ashford Inc. common stock, which if converted as of December 31, 2022 would have increased the Bennetts’ ownership interest in Ashford Inc. to approximately 65.5%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 362,959 shares owned by trusts.
As of December 31, 2022, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 4,553,919 common shares of the Company (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 5.8% ownership in the Company.
Our Investment and Growth Strategies
Our principal business objectives are to generate attractive returns on our invested capital and long-term growth in cash flow to maximize total returns to our stockholders. To achieve our objectives, we pursue the following strategies:
Focused Investment Strategy. Our strategy is to invest in premium-branded and high-quality independent luxury hotels and resorts that are anticipated to generate RevPAR at least twice the average RevPAR for the U.S. lodging industry, as determined by STR, LLC and are located predominantly in North America.
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
In connection with this investment strategy, we frequently evaluate opportunities to acquire additional hotel properties, either through direct ownership, joint ventures, partnership participation or similar arrangements. We may use cash or debt or issue common units or other securities of ours or our operating partnership, Braemar OP, or our other subsidiaries as currency for a transaction. Some or all of these acquisitions, if completed, may be material to our company, individually or in the aggregate. We may, from time to time, be party to letters of intent, term sheets and other non-binding agreements relating to potential acquisitions. We cannot assure you that we will enter into definitive acquisition agreements with respect to any potential acquisitions.
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
Our Hotels
As of March 8, 2023, we own interests in a high-quality, geographically diverse portfolio of 16 hotel properties located in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands. Our properties have 4,181 total rooms, or 3,946 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are generally located in markets that exhibit strong growth characteristics resulting from multiple demand generators. Nine of the 16 hotel properties in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Accor Management US Inc. (“Accor”), one is managed by Hyatt Corporation (“Hyatt”), one is managed by Four Seasons Hotels Limited (“Four Seasons”) and four hotel properties are managed by Remington Hotels, a subsidiary of Ashford Inc. The material terms of these hotel management agreements are described below in “Certain Agreements—Hotel Management Agreements.” Each of our hotel properties is encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.” For the year ended December 31, 2022, approximately 79% of the rooms revenue was generated by transient business, approximately 19% was generated by group sales and 2% was generated by contract sales.
The following table sets forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2022:

				Year Ended December 31, 2022
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel Net Income	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	77.25%	$250.95	$193.87	$13,162	$17,328
Capital Hilton	Washington, D.C.	550	75%	65.17%	228.36	148.82	1,125	10,174
Marriott Seattle Waterfront	Seattle, WA	361	100%	56.88%	286.14	162.75	3,790	9,217
The Clancy	San Francisco, CA	410	100%	70.05%	298.91	209.38	(2,872)	8,354
The Notary Hotel	Philadelphia, PA	499	100%	55.92%	218.34	122.10	(505)	7,673
The Ritz-Carlton Lake Tahoe (3)	Truckee, CA	170	100%	57.60%	736.50	424.40	5,020	11,383
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	74.47%	617.66	459.97	17,641	30,377
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	65.36%	250.78	163.92	2,226	8,288
Pier House Resort & Spa	Key West, FL	142	100%	74.81%	707.12	529.03	12,377	18,115
Bardessono Hotel and Spa (4)	Yountville, CA	65	100%	63.96%	1,257.56	804.31	4,488	9,127
The Ritz-Carlton St. Thomas	St. Thomas, U.S. Virgin Islands	180	100%	73.81%	1,204.88	889.30	18,920	30,137
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	60.58%	601.05	364.13	5,668	13,620
Hotel Yountville	Yountville, CA	80	100%	54.06%	906.82	490.21	2,547	6,958
Mr. C Beverly Hills Hotel	Los Angeles, CA	143	100%	74.26%	347.57	258.10	(1,390)	3,157
The Ritz-Carlton Reserve Dorado Beach (5)	Puerto Rico	96	100%	63.53%	1,928.50	1,225.27	7,583	14,887
Four Seasons Resort Scottsdale (6)	Scottsdale, AZ	210	100%	45.15%	1,056.99	477.19	933	1,710
Total / Weighted Average (7)		4,181		65.62%	$451.56	$296.30	$90,713	$200,505
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
(3)    The above information, excluding Hotel EBITDA, does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(4)    Subject to a ground lease that initially expires in 2065. The ground lease contains two 25-year extension options, at our election.
(5)    The above information, excluding Hotel EBITDA, does not include the operations of the voluntary rental program with respect to the residential units not owned by the Company. The results of the Ritz-Carlton Reserve Dorado Beach are included from March 11, 2022 through December 31, 2022.
(6)    The results of the Four Seasons Resort Scottsdale are included from December 1, 2022 through December 31, 2022.
(7)    Calculated on a portfolio basis for the 16 hotel properties in our portfolio as of December 31, 2022.
Hilton La Jolla Torrey Pines, La Jolla, California
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2067. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1989 and is comprised of 394 guest rooms, including 232 king rooms, 152 queen/queen rooms and 10 suites. Approximately $32.3 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which has included lobby, restaurant, meeting space and room renovations.
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
•    Food and Beverage: The Hilton La Jolla Torrey Pines hosts the Torreyana Grille and Lounge, an all-purpose, three-meal restaurant with 205 seats and the Horizons Coffee Cafe. Both outlets overlook the golf course and the Pacific Ocean.
•    Other Amenities: The hotel has a fitness center, outdoor pool, outdoor whirlpool, tennis courts, basketball court, business center, lush gardens and pathways, valet parking and a gift shop.
Location and Access. The hotel is located near the Pacific Ocean in a secluded area of the famous Torrey Pines Golf Course. The hotel is approximately 17 miles from the San Diego International Airport.
Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	394	394	394
Occupancy	77.3%	57.8%	37.8%
ADR	$250.95	$203.63	$175.17
RevPAR	$193.87	$117.70	$66.29

Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$49,076	$25,816	$15,389
Rooms Revenue	27,880	16,927	9,559
Hotel net income	13,162	1,915	(4,013)
Hotel net income margin	26.8%	7.4%	(26.1)%
Hotel EBITDA(1)	17,328	6,235	353
Hotel EBITDA Margin (1)	35.3%	24.2%	2.3%
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
Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in the Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 550 guest rooms, including 283 king rooms, 94 queen/queen rooms, 90 double/double rooms, 81 single queen rooms and two parlor suites. Approximately $77.0 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which has included renovations to the guest rooms, public space, meeting space, lobby and restaurant.
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
•     Other Amenities: The hotel has a health club, gift shop, business center and valet parking.
Location and Access. The hotel is conveniently located in the center of Washington, D.C., north of the White House and near the National Mall and numerous tourist attractions. By virtue of its size and clear signage, it is visible from both directions on 16th street. The hotel is approximately five miles from Ronald Reagan Washington National Airport.
Operating History. The following table shows certain historical information regarding the Capital Hilton since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	550	550	550
Occupancy	65.2%	30.5%	19.2%
ADR	$228.36	$159.77	$197.00
RevPAR	$148.82	$48.68	$37.73
Selected Financial Information. The following tables show certain selected financial information regarding the Capital Hilton since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$45,113	$13,929	$12,718
Rooms Revenue	29,877	9,773	7,595
Hotel net income	1,125	(11,082)	(12,722)
Hotel net income margin	2.5%	(79.6)%	(100.0)%
Hotel EBITDA(1)	10,174	(3,342)	(5,076)
Hotel EBITDA Margin (1)	22.6%	(24.0)%	(39.9)%
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
Marriott Seattle Waterfront, Seattle, Washington
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Marriott Seattle Waterfront. The hotel opened in 2003 and is comprised of 348 guest rooms and 13 suites, including 204 king rooms, 155 double/double rooms and two Murphy beds. About half of the hotel’s guest rooms have water views overlooking Elliott Bay with the remaining guest rooms having partial water views. Approximately $34.2 million has been spent on capital expenditures since the acquisition of the hotel in 2007. Capital improvements in 2017 included the relocation of the M Club from the eighth floor to the lobby level, which recaptured three guest rooms. A transformative guest room and corridor renovation occurred in 2022 which included case goods, flooring, wall covering, soft goods, lighting, and bathrooms.
The hotel is located on the Seattle Waterfront within walking distance of Pike Place Market, a unique retail experience and a major Seattle tourist attraction. Numerous food vendors providing locally produced food, retail shops offering a variety of merchandise and the original Starbucks Coffee Shop complement the venue. The Seattle Great Wheel, one of the tallest Ferris wheels in the western United States, and the Seattle Aquarium are located along Alaskan Way, which is in close proximity to the hotel. The hotel is also located directly across from the Pier 66 cruise terminal, a strong leisure demand generator during the six-month long cruise season.
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
Operating History. The following table shows certain historical information regarding the Marriott Seattle Waterfront since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	361	361	361
Occupancy	56.9%	52.2%	20.7%
ADR	$286.14	$219.51	$205.12
RevPAR	$162.75	$114.64	$42.41

Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Seattle Waterfront since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$26,385	$18,315	$7,021
Rooms Revenue	21,445	15,105	5,604
Hotel net income	3,790	(293)	(6,001)
Hotel net income margin	14.4%	(1.6)%	(85.5)%
Hotel EBITDA (1)	9,217	3,557	(1,733)
Hotel EBITDA Margin (1)	34.9%	19.4%	(24.7)%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Clancy, San Francisco, California
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in The Clancy. The hotel opened in 2001 and is comprised of 410 guest rooms, including 196 king rooms, 184 queen/queen rooms and 30 suites. Approximately $76.4 million has been spent on capital expenditures since the acquisition of the hotel in 2007, which included a restaurant renovation, a guest room soft goods renovation and a meeting space renovation. In early 2017, the hotel began an extensive custom designed guest room renovation. As part of this renovation we increased the room count from 405 to 410 rooms utilizing former conference suites. The new guest rooms reflect the hotel’s ideal location in the new and evolving SoMa district. Bold vibrant colors with calming grey undertones mimic the stunning visual beauty expressed in the iconic city of San Francisco. Innovative smart technology combined with comfort and luxury provide travelers with an intriguing and unique experience.
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
Additional property highlights include:
•    Meeting Space: Approximately 9,900 square feet of indoor meeting space and nearly 1,000 square feet of private outdoor reception areas. In 2022, we converted the former indoor swimming pool space into an approximate 1,200 square foot meeting room, which includes an outdoor balcony space overlooking the Block 9 Courtyard. Located on the second floor adjacent to the majority of the hotel’s meeting space, this new meeting room will allow the hotel to capture additional groups while providing much greater flexibility to the group meeting guests.
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
•    Other Amenities: The hotel has a fully equipped 1,400 square foot fitness center. In 2022 we expanded the fitness center by approximately 600 square feet. SOMA Mercantile, a gift shop of approximately 100 square feet contains food, beverage and retail items unique to San Francisco, along with national brand favorites. Valet parking is available in a two level subterranean garage.

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
Operating History. The following table shows certain historical information regarding The Clancy since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	410	410	410
Occupancy	70.1%	56.0%	19.5%
ADR	$298.91	$174.64	$281.66
RevPAR	$209.38	$97.74	$54.97
Selected Financial Information. The following tables show certain selected financial information regarding The Clancy since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$36,163	$17,380	$9,622
Rooms Revenue	31,334	14,627	8,249
Hotel net income	(2,872)	(15,467)	(16,177)
Hotel net income margin	(7.9)%	(89.0)%	(168.1)%
Hotel EBITDA (1)	8,354	(2,217)	(3,695)
Hotel EBITDA Margin (1)	23.1%	(12.8)%	(38.4)%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Notary Hotel, Philadelphia, Pennsylvania
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in The Notary Hotel. The hotel opened in 1999 and is comprised of 499 guest rooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two parlor suites. Approximately $59.2 million has been spent on capital expenditures since the acquisition of the hotel in 2007.
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
Operating History. The following table shows certain historical information regarding The Notary Hotel since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	499	499	499
Occupancy	55.9%	36.9%	24.2%
ADR	$218.34	$176.70	$166.25
RevPAR	$122.10	$65.27	$40.24
Selected Financial Information. The following tables show certain selected financial information regarding The Notary Hotel since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$27,536	$14,158	$9,000
Rooms Revenue	22,237	11,889	7,349
Hotel net income	(505)	(6,261)	(2,571)
Hotel net income margin	(1.8)%	(44.2)%	(28.6)%
Hotel EBITDA(1)	7,673	1,924	(1,633)
Hotel EBITDA Margin (1)	27.9%	13.6%	(18.1)%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Sofitel Chicago Magnificent Mile, Chicago, Illinois
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guest rooms, including 63 suites. Approximately $19.9 million has been spent on capital expenditures at the hotel since the acquisition of the hotel in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guest room and corridor renovation began in the fourth quarter of 2017 and was completed in the second quarter of 2018.
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

Operating History. The following table shows certain historical information regarding the Sofitel Chicago Magnificent Mile since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	415	415	415
Occupancy	65.4%	46.9%	27.9%
ADR	$250.78	$202.88	$141.25
RevPAR	$163.92	$95.21	$39.36
Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Magnificent Mile since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$33,635	$18,993	$7,882
Rooms Revenue	24,829	14,422	5,979
Hotel net income	2,226	(10,181)	(2,247)
Hotel net income margin	6.6%	(53.6)%	(28.5)%
Hotel EBITDA(1)	8,288	(3,560)	(5,388)
Hotel EBITDA Margin(1)	24.6%	(18.7)%	(68.4)%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Pier House Resort & Spa, Key West, Florida
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort & Spa from Ashford Trust pursuant to an option agreement that we entered into in connection with our spin-off from Ashford Trust. The hotel opened in 1968 and is comprised of 142 guest rooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $16.6 million has been spent on capital expenditures since the acquisition of the hotel in May 2013, which included spa, fitness center and guest rooms refresh renovations.
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
Location and Access. The hotel is located on a six-acre compound in the historic district of Key West, Florida, on Duval Street, at the Gulf of Mexico. Key West, which is the southernmost point of the Florida peninsula, is 160 miles south of Miami. Key West International Airport is approximately four miles from the property. The Marathon and Miami airports are all within driving distance.

Operating History. The following table shows certain historical information regarding the Pier House Resort & Spa since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	142	142	142
Occupancy	74.8%	81.8%	55.4%
ADR	$707.12	$591.40	$425.89
RevPAR	$529.03	$483.93	$235.99
Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort & Spa since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$34,104	$31,408	$15,753
Rooms Revenue	27,419	25,082	12,265
Hotel net income	12,377	13,411	766
Hotel net income margin	36.3%	42.7%	4.9%
Hotel EBITDA(1)	18,115	18,039	6,707
Hotel EBITDA Margin (1)	53.1%	57.4%	42.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Bardessono Hotel and Spa, Yountville, California
On July 9, 2015, we acquired a 100% leasehold interest in the Bardessono Hotel and Spa in Yountville, California, which is subject to a ground lease that initially expires in 2065, with two 25-year extension options. The Bardessono Hotel and Spa was built in 2009 and has 65 luxurious rooms and suites. Built and operated with a primary focus on green practices and is LEED Platinum certified. In 2016 the meeting space was renovated. In 2019 we completed construction of a 3,705 square foot Maple Grove Villa, which consists of three large suites, each of which boasts a distinctive great room, stately king bedroom, spa bathroom, courtyard and plunge pool. Approximately $8.8 million has been spent on capital expenditures since the acquisition of the hotel in July 2015.
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

Operating History. The following table shows certain historical information regarding the Bardessono Hotel and Spa since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	65	65	65
Occupancy	64.0%	67.9%	40.3%
ADR	$1,257.56	$1,141.39	$778.43
RevPAR	$804.31	$775.18	$313.89
Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel and Spa since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$25,259	$23,329	$9,921
Rooms Revenue	19,082	18,391	7,467
Hotel net income	4,488	5,053	(4,360)
Hotel net income margin	17.8%	21.7%	(43.9)%
Hotel EBITDA (1)	9,127	9,208	1,018
Hotel EBITDA Margin (1)	36.1%	39.5%	10.3%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in The Ritz-Carlton St. Thomas on the island of St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites, all featuring a spacious private balcony with ocean or resort views. Approximately $115.4 million has been spent on capital expenditures since the acquisition of the hotel in December 2015. Capital investment was primarily focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma. The hotel operated as a 59-room Marriott-affiliated non-branded hotel for the majority of 2019 and re-opened as a full service Ritz-Carlton resort in late November 2019.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton St. Thomas since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	180	180	180
Occupancy	73.8%	79.5%	38.9%
ADR	$1,204.88	$1,049.29	$665.20
RevPAR	$889.30	$834.39	$258.43

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton St. Thomas since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$87,654	$80,321	$31,595
Rooms Revenue	58,426	54,819	16,771
Hotel net income	18,920	17,453	4,844
Hotel net income margin	21.6%	21.7%	15.3%
Hotel EBITDA (1)	30,137	27,550	4,624
Hotel EBITDA Margin (1)	34.4%	34.3%	14.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Park Hyatt Beaver Creek Resort & Spa, Beaver Creek, Colorado
On March 31, 2017, we acquired a 100% interest in the 190-room Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado. Located in the heart of Beaver Creek Village, approximately 100 miles west of Denver, it is located in one of the most exclusive resort destinations in North America. The Park Hyatt Beaver Creek Resort & Spa is an integral part of the Beaver Creek Village as the only full-service hotel with direct ski-in/ski-out access. The Park Hyatt Beaver Creek Resort & Spa was built in 1989 and has 190 luxurious and spacious rooms, including 81 king rooms, 66 double/double rooms, 20 double/queen rooms, 22 suites and one suite parlor. The hotel underwent a full lobby renovation in 2019, which included a new lobby bar and the addition of an epicurean market. Approximately $16.8 million has been spent on capital expenditures since the acquisition of the hotel in March 2017.
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
•    Other Amenities: The resort offers an array of amenities, including the award-winning 30,000 square foot Exhale Spa, a heated outdoor pool and five outdoor hot tubs beneath a mountain waterfall, 24-hour state-of-the-art fitness club, ski valet service, outdoor fire pits, guest access to two private championship golf courses and the Beaver Creek Tennis Center. The property also features over 18,800 square feet of fully leased, highly visible retail space in the heart of Beaver Creek.
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
Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek Resort & Spa since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	190	190	190
Occupancy	60.6%	54.9%	33.9%
ADR	$601.05	$454.17	$544.68
RevPAR	$364.13	$249.50	$184.75

Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek Resort & Spa since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$50,615	$36,184	$25,554
Rooms Revenue	25,253	17,303	12,847
Hotel net income	5,668	4,005	(2,204)
Hotel net income margin	11.2%	11.1%	(8.6)%
Hotel EBITDA(1)	13,620	9,609	4,977
Hotel EBITDA Margin (1)	26.9%	26.6%	19.5%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Hotel Yountville, Yountville, California
On May 11, 2017, we acquired a 100% interest in the 80-room Hotel Yountville in Yountville, California. The Hotel Yountville was originally built in 1998 and, in 2011, underwent an extensive expansion and renovation that upgraded all guest rooms, adding 29 new guest rooms, and added a restaurant, spa, meeting and event space, an outdoor pool, and lounge patio. Currently, the property has 80 luxury rooms consisting of 62 king rooms, eight double/queen rooms and 10 suites. Approximately $3.2 million has been spent on capital expenditures since the acquisition of the hotel in May 2017.
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
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	80	80	80
Occupancy	54.1%	57.9%	29.5%
ADR	$906.82	$762.15	$526.17
RevPAR	$490.21	$441.29	$155.01

Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$17,194	$15,175	$5,751
Rooms Revenue	14,314	12,886	4,539
Hotel net income	2,547	2,310	(4,772)
Hotel net income margin	14.8%	15.2%	(83.0)%
Hotel EBITDA (1)	6,958	6,433	(86)
Hotel EBITDA Margin (1)	40.5%	42.4%	(1.5)%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, Sarasota, Florida
On April 4, 2018, we acquired a 100% interest in The Ritz-Carlton Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Approximately $17.2 million has been spent on capital expenditures since the acquisition of the hotel in April 2018.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Sarasota since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	276	276	266
Occupancy	74.5%	77.0%	54.0%
ADR	$617.66	$545.68	$410.53
RevPAR	$459.97	$420.14	$221.49

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Sarasota since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$98,364	$82,808	$49,531
Rooms Revenue	46,210	40,892	21,564
Hotel net income	17,641	15,342	(294)
Hotel net income margin	17.9%	18.5%	(0.6)%
Hotel EBITDA (1)	25,663	25,663	11,502
Hotel EBITDA Margin (1)	26.1%	31.0%	23.2%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, Lake Tahoe, California
On January 15, 2019, we acquired a 100% interest in the 170-room Ritz-Carlton Lake Tahoe located in Truckee, California for $120.0 million. Approximately $7.9 million has been spent on capital expenditures since the acquisition of the hotel in January 2019.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Lake Tahoe since 2020:

	Year Ended December 31,
	2022	2021	2020
Rooms	170	170	170
Occupancy	57.6%	55.0%	43.7%
ADR	$736.50	$642.81	$553.44
RevPAR	$424.40	$353.56	$241.72
__________________
The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Lake Tahoe since 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Total Revenue	$52,561	$43,133	$27,237
Rooms Revenue (1)	26,334	21,938	15,040
Hotel net income	5,020	2,793	(3,913)
Hotel net income margin	9.6%	6.5%	(14.4)%
Hotel EBITDA (2)	11,383	7,835	1,867
Hotel EBITDA Margin (2)	21.7%	18.2%	6.9%
__________________
(1)     Rooms revenue does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(2)     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Mr. C Beverly Hills Hotel, Beverly Hills, California
On August 5, 2021, the Company acquired a 100% interest in the 138-room Mr. C Beverly Hills Hotel and five luxury residences adjacent to the hotel. Approximately $819,000 has been spent on capital expenditures since the acquisition.
The Mr. C was built in 1965 and underwent an extensive renovation in 2011. It has 138 luxurious and spacious rooms, including 12 suites and 10 mini suites. It is a luxury hotel ideally located in close proximity to high-end shopping on Rodeo Drive and business demand from Century City and Culver City.
Additional property highlights include:
•    Meeting Space: The property has over 24,000 sq. ft. of flexible indoor/outdoor meeting space. The 12th floor ballroom features unparalleled 360-degree panoramic views of Los Angeles.
•    Food and Beverage: The property also boasts the acclaimed The Restaurant at Mr. C, which entices travelers and Angelenos alike with its truly authentic Italian flavor by the fourth generation Cipriani.
•    Other Amenities: The property offers an outdoor pool terrace with daybeds and cabanas, state-of-the-art fitness center and a business center. Additionally, the property includes five newly-constructed and fully-furnished residences which blend contemporary architecture with elegant, minimalistic design and range in size from 2,000 to 3,400 sq. ft. The residences are currently offered for extended-stay rentals.
Location and Access. With its premier location in the heart of West Los Angeles, the property is in the middle of more than 45 million sq. ft. of office space, supporting substantial corporate demand and a wide array of world-renowned leisure demand generators, including unrivaled shopping with high-end retailers, vibrant restaurants and various art and cultural attractions.
Operating History. The following table shows certain historical information regarding The Mr. C Beverly Hills Hotel since 2020:

	Year Ended December 31, 2022	Year Ended December 31, 2021 (combined)	Period from August 5, 2021 through December 31, 2021	Period from January 1, 2021 through August 4, 2021	Year Ended December 31, 2020

Rooms	143	143	143	143	143
Occupancy	74.3%	50.1%	63.9%	40.7%	30.5%
ADR	$347.57	$327.85	$332.86	$322.42	$336.43
RevPAR	$258.10	$164.36	$212.62	$131.07	$102.67

Selected Financial Information. The following table shows certain selected financial information regarding The Mr. C Beverly Hills Hotel since 2021 (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021 (combined)	Period from August 5, 2021 through December 31, 2021	Period from January 1, 2021 through August 4, 2021

Total Revenue	$19,484	$12,864	$6,592	$6,272
Rooms Revenue	13,472	8,579	4,531	4,048
Hotel net income (1)	(1,390)	(2,877)	(1,630)	(1,247)
Hotel net income margin	(7.1)%	(22.4)%	(24.7)%	(19.9)%
Hotel EBITDA (2)	3,157	2,280	1,052	1,228
Hotel EBITDA Margin (2)	16.2%	17.7%	16.0%	19.6%
__________________
(1)    Hotel net income (loss) for the period before the Company’s ownership includes the predecessor hotel net income (loss) and adjustments for depreciation and interest as if the Company owned the hotel during the predecessor period.
(2)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from August 5, 2021 through December 31, 2021 represent the operating results since the acquisition of the hotel on August 5, 2021. The hotel operating results for the period from January 1, 2021 through August 4, 2021 and for the year ended December 31, 2020 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed for the year ended December 31, 2020 and for the period from January 1, 2021 through August 4, 2021.
The Ritz-Carlton Reserve, Dorado, Puerto Rico
On March 11, 2022, the Company acquired a 100% interest in the 96-room Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. Approximately $1.3 million has been spent on capital expenditures since the acquisition.
The Ritz-Carlton Reserve Dorado Beach opened in 2013. Situated on a portion of the original Rockefeller estate, the Ritz-Carlton Reserve Dorado Beach is an intimate refuge, infused with references to the surrounding natural landscape and diverse culture. It has 96 guest rooms, each of which features beautiful modern decor, a large wardrobe and marble floors. Some rooms also feature an en-suite plunge pool and spectacular ocean views.
Additional property highlights include:
•    Meeting Space: The property offers entirely customizable meeting packages that combine ocean-view meeting space, bespoke services and meeting expertise. A private dining room and several lawns are also available for more social gatherings.
•    Food and Beverage: The property features three dining outlets including COA, the property’s signature steakhouse and Positivo, offering upscale open-air, ocean front dining with an Asian inspired influence.
•    Other Amenities: The property offers an award winning spa, fitness center, kids club and excellent views of the Caribbean Sea.
Location and Access. Puerto Rico’s capital of San Juan is 25 miles away, and guests can reach Luis Muñoz Marín International Airport within a 50-minute drive of the property.
Operating History. The following table shows certain historical information regarding Ritz-Carlton Reserve Dorado Beach since 2020:

	Year Ended December 31, 2022 (combined)	Period from March 11, 2022 through December 31, 2022	Period from January 1, 2022 through March 10, 2022	Year Ended December 31,
				2021	2020
Rooms	96	96	96	96	96
Occupancy	61.6%	63.5%	53.1%	64.9%	30.2%
ADR	$2,015.83	$1,928.50	$2,462.11	$1,674.08	$1,415.31
RevPAR	$1,240.97	$1,225.27	$1,308.32	$1,086.05	$427.42
__________________
The above information does not include the operations of the voluntary rental program with respect to residential units not owned by the Company.

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Reserve Dorado Beach since 2021 (dollars in thousands):

	Year Ended December 31, 2022 (combined)	Period from March 11, 2022 through December 31, 2022	Period from January 1, 2022 through March 10, 2022	Year Ended December 31, 2021

Total Revenue	$76,415	$61,246	$15,169	$74,138
Rooms Revenue (1)	43,484	34,817	8,666	38,055
Hotel net income (2)	9,672	7,583	2,089	9,099
Hotel net income margin	12.7%	12.4%	13.8%	12.3%
Hotel EBITDA (3)	18,521	14,887	3,634	16,838
Hotel EBITDA Margin (3)	24.2%	24.3%	24.0%	22.7%
__________________
(1)    Rooms revenue does not include the operations of the voluntary rental program with respect to residential units not owned by the Company.
(2)    Hotel net income (loss) for the periods before the Company’s ownership includes the predecessor hotel net income (loss) and adjustments for depreciation and interest as if the Company owned the hotel during the predecessor periods.
(3)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from March 11, 2022 through December 31, 2022 represent the operating results since the acquisition of the hotel on March 11, 2022. The hotel operating results for the period from January 1, 2022 through March 10, 2022 and for the years ended December 31, 2021 and 2020 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended December 31, 2021 were audited and included in an amendment to our Current Report on Form 8-K filed on March 11, 2022. No financial statements were prepared, audited or reviewed for the year ended December 31, 2020 and for the period from January 1, 2022 through March 10, 2022.
Four Seasons Resort, Scottsdale, Arizona
On December 1, 2022, the Company acquired a 100% interest in the 210-room Four Seasons Resort Scottsdale at Troon North in Scottsdale, Arizona. Approximately $383,000 has been spent on capital expenditures since the acquisition.
The Four Seasons Resort Scottsdale was opened in 1999. It has 210 luxurious and spacious guest rooms, including 22 suites that average 1,214 sq. ft. in size, all boasting private patios or balconies overlooking the colorful desert landscapes.
Additional property highlights include:
•    Meeting Space: The property boasts 35,900 square feet of total indoor and landscaped outdoor event space including three ballrooms and a variety of private meeting rooms including two dedicated boardrooms
•    Food and Beverage: Guests have multiple dining options including indulging at the 100-seat Talavera steakhouse, sampling American homestyle fare at 180-seat Proof cantina, enjoying desert and pool views at the 55-seat Saguaro Blossom poolside restaurant, or enjoying handcrafted cocktails at the 100-seat Onyx Bar and Lounge.
•    Other Amenities: The property offers locally inspired spa treatments at the 9,000 sq. ft. spa, a bi-level pool. It also offers guests opportunities for outdoor adventure, including close shuttle access to two world-class golf courses, four pickleball and two tennis courts, as well as the opportunities to hike, bike or rock climb surrounding hills.
Location and Access. Set in the majestic Sonoran Desert, Four Seasons Resort Scottsdale at Troon North is minutes from outdoor adventures and two world-class golf courses. The bustling downtowns of Scottsdale and Phoenix are 30 and 40 minutes away, respectively, but dining, shopping and area attractions are only a short drive from the Resort.
Operating History. The following table shows certain historical information regarding the Four Seasons Resort Scottsdale since 2020:

	Year Ended December 31, 2022 (combined)	Period from December 1, 2022 through December 31, 2022	Period from January 1, 2022 through November 30, 2022	Year Ended December 31,
				2021	2020
Rooms	210	210	210	210	210
Occupancy	46.3%	45.2%	46.4%	41.7%	33.3%
ADR	$914.43	$1,056.99	$901.55	$853.53	$636.90
RevPAR	$423.18	$477.19	$418.17	$356.17	$211.90

Selected Financial Information. The following table shows certain selected financial information regarding the Four Seasons Resort Scottsdale Hotel since 2021:
(dollars in thousands):

	Year Ended December 31, 2021 (combined)	Period from December 1, 2022 through December 31, 2022	Period from January 1, 2022 through November 30, 2022	Year Ended December 31, 2021

Total Revenue	$61,253	$5,194	$56,059	$49,827
Rooms Revenue	32,437	3,107	29,330	27,299
Hotel net income (1)	4,095	933	3,162	2,581
Hotel net income margin	6.7%	18.0%	5.6%	5.2%
Hotel EBITDA (2)	19,497	1,710	17,787	16,402
Hotel EBITDA Margin (2)	31.8%	32.9%	31.7%	32.9%
__________________
(1)    Hotel net income (loss) for the periods before the Company’s ownership includes the predecessor hotel net income (loss) and adjustments for depreciation and interest as if the Company owned the hotel during the predecessor periods.
(2)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The hotel operating results for the period from December 1, 2022 through December 31, 2022 represent the operating results since the acquisition of the hotel on December 1, 2022. The hotel operating results for the period from January 1, 2022 through November 30, 2022 and for the years ended December 31, 2021 and 2020 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the years ended December 31, 2021 and 2020 were audited and as of and for the nine months ended September 30, 2022 and 2021 were reviewed and included in our Current Report on Form 8-K filed on December 1, 2022. No financial statements were prepared, audited or reviewed for the period from October 1, 2022 through November 30, 2022.
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

Third-Party Agreements
Hotel Management Agreements. Twelve of our hotel properties are operated pursuant to a hotel management agreement with one of five brand management companies and four of our hotel properties are operated pursuant to a hotel management agreement with Remington Hotels, a hotel management company acquired by Ashford Inc. on November 6, 2019, from Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc., and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Each management company receives a base management fee and may also be eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. None of our hotel properties operate under franchise agreements. The management agreements with Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt or Accor allow twelve of our hotel properties to operate under the Marriott, Autograph Collection, The Ritz-Carlton, Ritz-Carlton Reserve, Hilton, Four Seasons, Park Hyatt or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of Marriott’s (or its affiliates), Hilton’s (or its affiliates), Four Seasons’ (or its affiliates), Hyatt’s (or its affiliates) or Accor’s (or its affiliates), applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of its affiliates), Hilton (or its affiliates), Four Seasons (or its affiliates), Hyatt (or its affiliates) or Accor (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager (or its affiliates) and the management agreement with Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt, and Accor grant the applicable manager the rights to use such intellectual property or trademarks with respect to the applicable hotel.
Licensing Agreement. The Ritz-Carlton St. Thomas is subject to a License and Royalty Agreement, which allows the hotel to use The Ritz-Carlton name and mark for 50 years, subject to automatic renewal for two 10-year periods, unless the brand management company notifies us of election not to renew at least one year before the end of the initial term or the then-current renewal term. The Licensed and Royalty Agreement is coterminous with the management agreement. In connection with our ability to use The Ritz-Carlton name and mark, we are obligated to pay a royalty fee of 2.6% of gross revenues and an incentive royalty of 20% of operating profit in excess of owner’s priority.
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
Further, the Ritz-Carlton Reserve Dorado Beach is subject to a License and Royalty Agreement, which allows the hotel to use the Ritz-Carlton name and mark for 30 years, subject to automatic renewal for two 10-year periods, unless the licensor notifies us of election not to renew at least 18 months before the end of the initial term or the then-current renewal term. The License and Royalty Agreement is coterminous with the management agreement. In connection with our ability to use The Ritz-Carlton name and mark, we are obligated to pay a royalty fee of 2.6% of gross revenues and an incentive royalty equal to the sum of (a) $250,000 if operating profit is equal to or greater than owner’s priority, to be paid out of owner’s priority, plus (b) 20% of operating profit in excess of owner’s priority.
Furthermore, Four Seasons Resort Scottsdale is subject to a Hotel License Agreement, which allows the hotel to use the Four Seasons name and mark until December 31, 2039, subject to automatic renewal for two 20-year periods, unless the licensor notifies us of election not to renew at least 12 months before the end of the current term (or any renewal thereof). The Hotel License Agreement is coterminous with the management agreement. In connection with our ability to use Four Seasons name and mark, we are obligated to pay a royalty fee of 0.5% of gross revenues.
Our Financing Strategy
As of December 31, 2022, our indebtedness was approximately $1.3 billion, with a weighted average interest rate of 6.36% per annum, taking into account in-the-money interest rate caps. Approximately 6.5% of our debt bears interest at a fixed rate of 4.5% and the remaining 93.5% bears interest at the variable rate of LIBOR/SOFR plus 2.57%. We intend to continue to use variable-rate debt or a mix of fixed and variable-rate debt as we see fit, and we may, if appropriate, enter into interest rate hedges.
We intend to finance our long-term growth and liquidity needs with operating cash flow, equity issuances of both common and preferred stock, joint ventures, a revolving line of credit and secured and unsecured debt financings having staggered maturities. We target leverage of 35% net debt to gross assets. We may also issue common units or other interests in our operating partnership to acquire properties from sellers who seek a tax-deferred transaction.
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
The “G&A Ratio” is calculated as the simple average of the ratios of total general and administrative expenses, including any dead deal costs, less any non-cash expenses, paid in the applicable quarter by each member of a select peer group, divided by the total market capitalization of such peer group member. The peer group for the Company may be adjusted from time-to-time by mutual agreement between Ashford LLC and a majority of our independent directors. Each month’s base fee is determined based on prior month results and is payable in cash on the fifth business day of the month for which the fee is applied.
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
To minimize conflict between us and Ashford Trust, the advisory agreement requires us to designate an investment focus by targeted RevPAR, segments, markets and other factors or financial metrics. After consultation with Ashford LLC, we may modify or supplement our investment guidelines from time to time by giving written notice to Ashford LLC; however, if we materially change our investment guidelines without the express consent of Ashford LLC, Ashford LLC will use its best judgment to allocate investment opportunities to us and Ashford Trust, taking into account such factors as it deems relevant, in its discretion, subject to any then-existing obligations of Ashford LLC to other entities. In the advisory agreement, we declared our initial investment guidelines to be hotel real estate assets primarily consisting of equity or ownership interests, as well as debt investments when such debt is acquired with the intent of obtaining an equity or ownership interest, in:
•    full-service hotels and resorts with trailing 12 month average RevPAR or anticipated 12 month average RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined with reference to the most current STR, LLC reports, generally in the 20 most populous metropolitan statistical areas, as estimated by the United States Census Bureau and delineated by the U.S. Office of Management and Budget;
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

\Hotel Management Agreements
General
To qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for The Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged hotel managers to manage our hotel properties. Each of our hotel properties, other than the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Mr. C Beverly Hills Hotel (which are operated by Remington Hotels), are operated pursuant to a hotel management agreement with one of five independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, Inc. (or its affiliates, The Ritz-Carlton Hotel Company, L.L.C., Ritz-Carlton (Virgin Islands), Inc., and Luxury Hotels International of Puerto Rico, Inc.) (3) Four Seasons, (4) Accor, and (5) Hyatt. “Hilton” is a registered trademark of Hilton International Holding LLC. “Marriott” is a registered trademark of Marriott International, Inc. “Autograph Collection” is a registered trademark of Marriott International, Inc. “The Ritz-Carlton”, “Ritz-Carlton”, and “Ritz-Carlton Reserve” are registered trademarks of The Ritz-Carlton Hotel Company, L.L.C., an affiliate of Marriott International, Inc. “Park Hyatt” is a registered trademark of Hyatt Corporation. “Four Seasons” is a registered trademark of Four Seasons Hotels Limited. Sofitel is a registered trademark of affiliates of Accor.
The terms of each of the hotel management agreements, as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2033	Two 10-year options
Capital Hilton	12/17/2003	12/31/2033	Two 10-year options
Marriott Seattle Waterfront	5/23/2003	12/31/2028	Five 10-year options
The Clancy	10/1/2020	12/31/2027	Five 5-year options
The Notary Hotel	7/16/2019	12/31/2041	Two 10-year options
The Ritz-Carlton Sarasota	1/1/2015	12/31/2030	Two 10-year options
Sofitel Chicago Magnificent Mile	3/30/2006	12/31/2030	Three 10-year options
Pier House Resort & Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
Bardessono Hotel and Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	Two 10-year options
Park Hyatt Beaver Creek Resort & Spa	12/11/1987	12/31/2029	One 10-year option
Hotel Yountville	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton Lake Tahoe	3/28/2006	12/31/2034	Two 10-year options
Mr. C Beverly Hills Hotel	8/5/2021	08/05/2031	Three 7-year options and one 4-year option
The Ritz-Carlton Reserve Dorado Beach	7/30/2008	12/31/2042	Two 10-year options
Four Seasons Resort Scottsdale	3/29/1996	12/31/2039	Two 20-year options
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

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$117,465,746

Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$140,076,304

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Marriott Seattle Waterfront	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,113,000 plus 10.75% of owner-funded capital expenses, and 50% of the operating profit in excess of such sum	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’s 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,113,000 plus 10.75% of owner-funded capital expenses, and 50% of the operating profit in excess of such sum	$89,732,668

The Clancy	5%
50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority up to the Spread Threshold of $3,000,000, reduced to 25% for Operating Profit exceeding the Spread Threshold.
			1.5% of gross room sales	$12,279,659, plus 11.5% of owner funded capital expenses	Not applicable

The Notary Hotel	4%	20% of the excess of operating profit over owner’s priority	1.5% of gross room sales	2021 and after: $8,938,867 Plus 10.25% of owner-funded capital expenditures after the effective date, the amount of reserve shortfalls funded by Owner after the effective date, and the amount of owner-funded capital expenditures spent for completion of the conversion of the hotel to The Notary Hotel, up to $18,000,000	Not applicable

Sofitel Chicago Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	$13,664,662 plus 8% of all expenditures to fund capital improvements	Not applicable

Pier House Resort & Spa	Greater of $16,294 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Bardessono Hotel and Spa	Greater of $16,294 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over owner’s priority for such Fiscal Year	1.0% of gross revenues	$8,000,000 plus 10.25% of the amount of owner-funded capital expenditures	Not applicable

Park Hyatt Beaver Creek Resort & Spa	Greater of 3.0% or $2,405,544 on an annual basis (increased annually by lesser of CPI or 8% of prior year management fee)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $16,294 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
The Ritz-Carlton Sarasota	3%	20% of Available cash flow defined as Net Operating Income minus the owner’s priority	1% of gross hotel revenues for each fiscal year, excluding member dues, initiation, or joining fees or deposits of Club members	$7,465,000 plus 10.25% of the amount of owner-funded capital expenditures	Not applicable

The Ritz-Carlton Lake Tahoe	3%	The sum of (i) 15% of the amount by which Adjusted House Profit (“AHP”) for such Fiscal Year exceeds the owner’s priority; provided, however, that in no event shall the total, aggregate sum of the Base Fee and the Incentive Fee paid to Operator in any given Fiscal Year exceed 6% of gross revenues for such Fiscal Year	1% of gross revenues for each fiscal year	$8,208,965.08 plus 10% of the amount of certain owner-funded renovation expenditures, plus 10% of any other owner-funded capital expenditures after 1/1/2022 that were approved by manager, plus a varying additional credit based on the number of condominium units (which are to be constructed) in the voluntary rental program	Not applicable

Mr. C Beverly Hills Hotel	Greater of $16,294 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton Reserve Dorado Beach	3%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	$250,000 if Net House Profit exceeds Owner’s Priority plus 20% of the excess of Net House Profit over Owner’s Priority with annual true-up	1% of Gross Revenues plus allocation of reimbursable expenses	$11,670,000 plus (a) 11% of any operating losses funded by owner, plus (b) 11% of certain non-routine capital expenditures incurred by manager and certain non-routine owner-funded capital expenditures, plus (c) $100,000 time the number of condominium units in the voluntary rental program at the beginning of each FY, plus (d) an amount negotiated at the beginning of each year for the West Beach Estates and East Beach Villas participating in the standard and flexible voluntary rental program	Not applicable

Four Seasons Resorts Scottsdale	3%	7.5% of the amount of operating profit (after deducting property taxes, insurance premiums, and expenditures from the capital reserve) for a particular period, minus the Hurdle Amount applicable for the same period. If there is a negative incentive fee in any year, the negative balance will carry forward and operate as a hurdle to future incentive fees	1.47% of budgeted gross revenues.	$10,499,207 (to be reduced to zero in January 1, 2033) plus 11.5% of Additional Capital after January 1, 2018 in excess of the FF&E Reserve. (Any Additional Capital will be reduced to zero 15 years after made).	Not applicable
__________________
(1)    Management fee is expressed as a percentage of gross hotel revenue.
(2)    Owner’s priority and owner’s investment amounts disclosed in the table are based on the most recent certification provided to us by the applicable manager. For some properties these amounts will continue to increase over time by the amount of additional owner-funded capital expenses.
The hotel management agreements allow each hotel to operate under the Marriott, Autograph Collection, The Ritz-Carlton, Ritz-Carlton Reserve, Hilton, Four Seasons, Sofitel, and Park Hyatt brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of the Marriott’s (or its affiliates), Hilton’s (or its affiliates), Four Seasons’ (or its affiliates), Accor’s (or its affiliates), or Hyatt’s (or its affiliates), as applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott (or its affiliates, including, without limitation, The Ritz-Carlton), Hilton (or its affiliates), Four Seasons (or its affiliates), Accor (or its affiliates), or Hyatt (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager or an affiliate of such manager who grants the manager rights to use such intellectual property or trademarks with respect to the applicable hotel.
Below is a summary of the principal terms of the hotel management agreements with Marriott (or its affiliates), Hilton, Accor, Hyatt, Four Seasons, and Remington Hotels.

Marriott Management Agreements
Term. The remaining base term of each of our seven management agreements with Marriott (or its affiliates) ranges from approximately 5 to 43 years, expiring between December 31, 2027 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from two 10-year extensions to five 10-year extensions.
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
Termination Upon Event of Default. A non-defaulting party may terminate the hotel management agreement upon an Event of Default (as defined in the applicable hotel management agreement) generally after the expiration of any notice and cure periods; provided, however, the hotel management agreement may not be terminated by the non-defaulting party unless and until such Event of Default has a material adverse effect on the non-defaulting party. In the case of The Notary Hotel, The Clancy, and The Ritz-Carlton Reserve Dorado Beach, if the defaulting party contests such Event of Default or such material adverse effect, the non-defaulting party may not terminate unless a court of competent jurisdiction has issued a final, binding and non-appealable order finding that the Event of Default has occurred and that the default resulted in a material adverse effect.
Early Termination for Casualty. The termination provisions for our Marriott-managed hotel properties after casualty are summarized as follows:
•    If the hotel suffers a total casualty (meaning the cost of the damage to be repaired or replaced would be equal to 30% or more of the then-total replacement cost in the case of the Marriott Seattle Waterfront, 33% or more of the then replacement cost in the case of The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Sarasota, and 60% or more of the then-total replacement cost in the case of The Ritz-Carlton St. Thomas, The Ritz-Carlton Reserve Dorado Beach, The Clancy and The Notary Hotel), then either party may terminate the hotel management agreement.
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
Performance Termination. All of the hotel management agreements with Marriott (or its affiliates) are structured to provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the hotel management agreement), which, (a) in the case of Marriott Seattle Waterfront is 9.5% of the approximate total investment in the hotel, (b) in the case of The Clancy is 82.6% of the owner’s priority return (as defined in the hotel management agreement), (c) in the case of The Notary Hotel is 85% of the owner’s priority return (as defined in the hotel management agreement), (d) in the case of The Ritz-Carlton St. Thomas is $6,000,000, plus 85% of 10.25% of owner-funded capital expenditures incurred after November 20, 2019, (e) in the case of The Ritz-Carlton Sarasota is $6,000,000, (f) in the case of The Ritz-Carlton Lake Tahoe is $7,200,000 minus (b) (i) the annual amount of certain shared facilities expenses relating to offsite parcels that are deemed to gross operating expenses for a fiscal year, and (g) in the case of Dorado Beach, a Ritz-Carlton Reserve, it is 75% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which ranges from 0.65 to 1.80 (this item is currently being negotiated for Dorado Beach, a Ritz-Carlton Reserve), and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of certain disruptive events, such force majeure, major renovation, or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of The Notary Hotel and The Clancy, by waiving base management fees (and, with respect to The Ritz-Carlton St. Thomas, certain royalty fees owed to Marriott Switzerland Licensing Company S.ar.L (St. Kitts & Nevis Branch)) until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
Limitation on Termination Rights. Our ability to exercise termination rights is subject to certain limitations if the manager or any of its affiliates are providing certain credit enhancements, loans or fundings as described in the hotel management agreement, or in certain cases, if manager’s incentive management fee is outstanding.
Assignment and Sale. Each management agreement with Marriott (or its affiliates) contains restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions if (i) we are in default under the hotel management agreement, (ii) the transferee is known to be of bad moral character or has been convicted of a felony or is in control of or is controlled by persons who have been convicted of felonies, (iii) the transferee does not (in the reasonable judgment of manager) have sufficient financial resources and liquidity to fulfill the owner’s obligations under the hotel management agreement, (iv) the transferee has an ownership interest, either directly or indirectly, in a brand or group of hotels that competes with the manager or any affiliate thereof, or (v) the transferee is a person designated by the U.S. Department of Treasury’s Office of Foreign Assets Control or other governmental entity from to time as a “specially designated national or blocked person” or similar status, is a person described in Section 1 of U.S. Executive Order 13224, or is a person otherwise identified by any government or legal authority as being someone with whom Marriott is prohibited from transacting business. The management agreements with Marriott (or its affiliates) may have additional restrictions on our ability to sell the applicable hotel property or engage in certain change of control actions. Any sale of the property (which includes any equity transfer, whether directly or indirectly) is subject to certain conditions, including the provision of notice of such sale to the manager.
Right of First Offer. All of the management agreements with Marriott (or its affiliates) (except for the management agreement for The Ritz-Carlton Lake Tahoe) provide the manager with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel property, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right (except in the management agreement for The Ritz-Carlton Sarasota). After notice of a proposed sale to the manager, we have a specified time period, ranging from 10 business days to 60 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to the manager (with certain details regarding the terms of sale). The manager then has a specified time period, ranging from 15 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If the manager does not timely respond or consents to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale (the management agreement for The Ritz-Carlton St. Thomas also requires that the sale must occur within 15 months after the manager’s 30-day negotiation period if the manager makes an offer acceptable to us pursuant to the manager’s right of first offer; The Ritz-Carlton Sarasota management agreement requires that the sale must occur within 365 days after the manager’s receipt of our original notice pertaining to the manager’s right of first offer and The Notary Hotel and The Clancy management agreements require that the sale must occur within one year after the expiration of the right of first negotiation period; the Ritz-Carlton Reserve Dorado Beach management agreements requires that the sale must occur within 18 months after the 30-day right of first negotiation period) or the notice of sale is deemed void and we must provide a new notice to the manager.
Hilton Management Agreements
Term. The base term of each of our two management agreements with Hilton (or its affiliates) was 10 years, expiring December 31, 2013. All of these agreements have been extended through December 31, 2033, and all of these agreements have three 10-year automatic extension options remaining, at the discretion of the manager.
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
Early Termination for Casualty. If an applicable hotel is substantially damaged by fire or other casualty such that it cannot be restored within 240 days, or if our lender doesn’t provide adequate insurance proceeds to restore the hotel, we may terminate the hotel management agreement. If we undertake to restore the hotel or if we are required to restore the hotel because it was not substantially damaged and fail to commence such repairs within 60 days of receiving sufficient insurance proceeds to complete such work, or fail to complete such repairs within 240 days of the casualty, the manager may terminate the agreement. We have no obligation to restore the premises, however, if the casualty occurs in the last five years of the third renewal term or thereafter.
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
Four Seasons Management Agreement
Term. The base term of our management agreement with Four Seasons was 20 years, expiring December 31, 2019. It has been extended through December 31, 2039, and Four Seasons has two 20-year automatic extension options remaining, at the discretion of the manager.
Events of Default. An “event of default” under the hotel management agreement with Four Seasons is generally defined to include the bankruptcy or insolvency of either party, the failure to make a payment under the hotel management agreement and failure to cure such non-payment after due notice, a breach by either party of any material covenants or obligations in the hotel management agreement which continues beyond the applicable notice and grace period.
Termination Upon Event of Default. If an event of default occurs and continues beyond any applicable notice and cure periods set forth in the hotel management agreement, the non-defaulting party generally has, among other remedies, the option of terminating the applicable hotel management agreement upon written notice to the defaulting party.

Performance Termination. The hotel management agreement with Four Seasons provides us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria are: (i) the hotel’s RevPAR for such fiscal years is less than the RevPAR of the top three hotels (a) having substantially the same number of rooms as the Four Seasons Resort Scottsdale, (b) located in the Phoenix metropolitan area, (c) having substantially similar operating philosophy and components as the Four Seasons Resort Scottsdale, and (d) competing for substantially similar market segments as the Four Seasons Resort Scottsdale during the same fiscal years (ranked in terms of achieved room revenue); and (ii) the gross operating profit for the Four Seasons Resort Scottsdale is less than 80% of the amount of budgeted gross operating profit. Four Seasons has a right to avoid a performance termination by paying to us an amount equal to the amount by which the Four Seasons Resort Scottsdale failed to achieve 80% of budgeted gross operating profit for either or both of the fiscal years during the test period, but if Four Seasons pays such amount with respect to only one fiscal year of the applicable test period, the other fiscal year in the test period and the fiscal year immediately following the applicable test period will be deemed to constitute the next test period. Four Seasons may not exercise its cure right twice during each 20-year extension term. Notwithstanding the foregoing, we will not have the right to terminate this agreement if during either fiscal year during an applicable test period, one or more of the following events occurs and, in their totality, after giving effect to proceeds received from any applicable business interruption insurance, they adversely affect gross operating profit or RevPAR: casualty, condemnation, a force majeure event, a capital refurbishing program affecting 20% or more of the Four Seasons Resort Scottsdale.
Early Termination for Casualty. If the Four Seasons Resort Scottsdale is damaged by fire or other casualty and the cost to repair, rebuild, or replace the hotel that is not covered by insurance would exceed 20% of the replacement cost of the hotel, then we may terminate the hotel management agreement. We may also terminate the hotel management agreement if the casualty occurs in the last five years of the last extension term and the cost to repair, rebuild, or replace the hotel is estimated to exceed 20% of the replacement cost of the hotel. Operator may have the right to reinstate the hotel management agreement if Owner commences the repair, rebuilding, or replacement of the hotel within five years after the termination of the hotel management agreement as a result of a fire or other casualty.
Early Termination for Condemnation. If all or substantially all of the Four Seasons Resort Scottsdale is taken in any condemnation or similar proceeding which, in ours and Four Season’s opinion, makes it imprudent or unreasonable to continue to operate the remaining portion of the hotel in accordance with the hotel management agreement, the hotel management agreement shall terminate.
Assignment and Sale. The hotel management agreement with Four Seasons provides that we cannot, without Four Seasons’ prior written consent, sell, assign, transfer, or otherwise dispose of the Four Seasons Resort Scottsdale, which includes the transfer of an equity interest, or engage in certain change of control actions, if the buyer, assignee, transferee, or other recipient (i) is, or is an affiliate of, an individual or entity (either on its own or in conjunction with its affiliates) that has as a primary business (a) the operation and management of hotels or resorts, (b) the ownership and operation and management of hotels and resorts, or (c) the ownership of hotels or resorts on an active basis (as distinguished from the ownership of hotels or resorts on a passive basis) and can be foreseen to be a competitor of Four Season or any of its affiliates in the operation and management of hotels or resorts; (ii) does not have adequate financial capacity to perform its obligations under hotel management agreement; (iii) is of ill repute; or (iv) is in any other manner an individual or entity with whom or with which a prudent business person would not with to associate in a commercial venture.
Accor Management Agreement
In connection with our acquisition of the Sofitel Chicago Magnificent Mile, our TRS lessee, as lessee of the hotel, assumed a management agreement (as amended, the “Accor management agreement”) with Accor that allows us to operate under the Sofitel brand name and utilize Accor’s services and experience in connection with the management and operation of the Sofitel Chicago Magnificent Mile. The material terms of the Accor management agreement are summarized as follows:
Term. The initial term of the Accor management agreement expires on December 31, 2030 and automatically renews for three consecutive 10-year renewal terms, unless the manager terminates the agreement by written notice at least 180 days prior to the expiration of the then-current term.
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
Performance Termination. We have the right to terminate the Accor management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the hotel managed by Accor. The performance period is measured with respect to any two consecutive operating years. The performance criteria are: (i) the RevPAR for the hotel is less than 90% of the RevPAR for the hotel’s competitive set for each such operating year and (ii) the adjusted net operating income (meaning the net operating income less the hurdle amount of approximately $10.5 million plus 8% of any amounts we spent on capital expenditures) is a negative number (i.e. less than zero) for each such operating year, provided that for any operating year in which the operation of the hotel is materially and adversely affected by a force majeure event, a refurbishing program or major capital improvements, the RevPAR for the hotel and the adjusted net operating income for such operating years shall be adjusted equitably. The manager will have a right up to three times in any eight-year period to avoid a performance termination by paying to us a cure amount that equals, for any operating year, the lower of (i) the amount by which the adjusted net operating income is less than zero and (ii) the amount that we would have been entitled to receive as a distribution from the hotel had the hotel not had a RevPAR shortfall.
Early Termination for Condemnation. If all of the hotel, or a portion of the hotel that in our reasonable opinion makes it imprudent or unsuitable to use and operate the remaining portion of the hotel in accordance with the standards maintained by the Sofitel brand, is taken in any condemnation or similar proceeding, we may terminate the Accor management agreement.
Early Termination for Casualty. If a material part of the hotel is damaged or destroyed by fire or other casualty, then we may terminate the Accor management agreement and elect not to restore the hotel. If we elect to restore the hotel, we must commence such process within 120 days after the date of the casualty and diligently proceed with the restoration of the hotel so that it meets the standards maintained by the Sofitel brand. If we fail to complete the restoration within two years after the date of the casualty, then for so long as such failure continues, the manager may terminate the Accor management agreement. If we or the manager terminate the Accor management agreement because of a casualty, or if we have not restored the hotel and desire to lease or sell it, we must first offer to sell the hotel to the manager. If we repair, rebuild or replace the premises within five years, the manager may reinstate the Accor management agreement.
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

Early Termination for Casualty. If the applicable hotel is substantially damaged by fire or other casualty, and if, in connection with any casualty, the cost of restoring the hotel equals or exceeds 25% of the replacement cost of the hotel in the case that the casualty is covered by insurance, or 10% of the replacement cost of the hotel in the case that the casualty is not covered by insurance, then we may elect, by providing notice to Hyatt within 90 days of the occurrence of the casualty to not restore the hotel and to terminate the agreement.
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
Amounts Payable under the Master Hotel Management Agreement. Remington Hotels receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•    $16,294 (increased annually based on consumer price index adjustments); or
•    3% of the gross revenues associated with that hotel for the related month.
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
•    a casualty to, condemnation of, or force majeure involving a hotel; or
•    upon a default by Remington Hotels or us that is not cured prior to the expiration of any applicable cure periods.
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
•    Condemnation or Force Majeure. If there is a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master hotel management agreement terminates as to those hotels.
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
Assignment and Subleasing. Neither Remington Hotels nor the TRS lessee may assign or transfer the master hotel management agreement without the other party’s prior written consent. However, Remington Hotels may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including stepchildren) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington Hotels from any of its obligations under the master hotel management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master hotel management agreement with respect to such damaged hotel upon 60 days’ written notice. Upon termination, neither the TRS lessee nor Remington Hotels will have any further liabilities or obligations under the master hotel management agreement with respect to such damaged hotel, except that we may be obligated to pay to Remington Hotels a termination fee, as described above. If the hotel management agreement remains in effect with respect to such damaged hotel, and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay management fees will be unabated. If, however, the master hotel management agreement remains in effect with respect to such damaged hotel, but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to partial, pro rata abatement of the management fees while the hotel is being repaired.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the master hotel management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. Upon termination, neither the TRS lessee nor Remington

Hotels will have any further rights, remedies, liabilities or obligations under the master hotel management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the master hotel management agreement. If there is an event of force majeure or any other cause beyond the control of Remington Hotels that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the master hotel management agreement may be terminated by the TRS lessee. Upon termination, neither the TRS lessee nor Remington Hotels will have any further rights, remedies, liabilities or obligations under the master hotel management agreement with respect to such hotel.
Annual Operating Budget. The master hotel management agreement provides that not less than 45 days prior to the beginning of each fiscal year during the term of the master hotel management agreement, Remington Hotels will submit to the TRS lessee for each of the hotels, an annual operating budget setting forth in detail an estimated profit and loss statement for each of the next 12 months (or for the balance of the fiscal year or a partial first fiscal year), including a schedule of hotel room rentals and other rentals and a marketing and business plan for each of the hotels. The budget is subject to the TRS lessee approval, which may not be unreasonably withheld. The budget may be revised from time to time, taking into account such circumstances as the TRS lessee deems appropriate or as business and operating conditions shall demand, subject to the reasonable approval of Remington Hotels.
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
Termination. The master project management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:
•a sale of a hotel;
•for the convenience of our TRS lessee;
•a casualty to, condemnation of, or force majeure involving a hotel; or

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
•Casualty, Condemnation or Force Majeure. If there is a casualty with respect to, condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master project management agreement terminates as to those hotels.
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
Assignment and Subleasing. Neither Premier nor the TRS lessee may assign or transfer the master project management agreement without the other party’s prior written consent. However, Premier may assign its rights and obligations to any entity that is “controlled” by Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including stepchildren) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Premier from any of its obligations under the master project management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master project management agreement with respect to such damaged hotel upon 60 days’ written notice. Upon termination, neither the TRS lessee nor Premier will have any further liabilities or obligations under the master project management agreement with respect to such damaged hotel.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the master project management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. Upon termination, neither the TRS lessee nor Premier will have any further rights, remedies, liabilities or obligations under the master project management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the master project management agreement. If there is an event of force majeure or any other cause beyond the control of Premier that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the master project management agreement may be terminated by the TRS lessee. Upon termination, neither the TRS lessee nor Premier will have any further rights, remedies, liabilities or obligations under the master project management agreement with respect to such hotel.
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

Modification of Investment Guidelines. If we materially modify our initial investment guidelines without the written consent of Remington Hotels, which consent may be withheld at its sole and absolute discretion, and may further be subject to the consent of Ashford Trust parties, the Remington Hotels parties will have no obligation to present or offer us investment opportunities at any time thereafter. Instead, the Remington Hotels parties, subject to the superior rights of the Ashford Trust parties or any other party with which the Remington Hotels parties may have an existing agreement, shall use their reasonable discretion to determine how to allocate investment opportunities it identifies. If we materially modify our investment guidelines without the written consent of Remington Hotels, the Ashford Trust parties will have superior rights to investment opportunities identified by the Remington Hotels parties, and we will no longer retain preferential treatment to investment opportunities identified by the Remington Hotels parties. A material modification for this purpose means any modification of our initial investment guidelines to be competitive with Ashford Trust’s investment guidelines.
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

•Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington Hotels or its affiliates have an ownership interest, provided that Remington Hotels provides us with notice 10 days prior to such transaction.
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
•Remington Hotels is no longer “controlled” by Mr. Monty J. Bennett or Mr. Archie Bennett, Jr. or their respective family partnership or trusts, the sole members of which are at all times lineal descendants of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett (including stepchildren) and spouses;
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
Premier Project Management MEA
General. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we entered into the Mutual Exclusivity Agreement dated as of August 8, 2018 with Braemar OP and Premier, which agreement we refer to below as the “project management MEA,” pursuant to which Premier gave us a first right of refusal to purchase any lodging-

related investments identified by Premier and any of its affiliates that met our initial investment criteria, and we agreed to engage Premier to provide project management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters.
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
Modification of Investment Guidelines. If we materially modify our initial investment guidelines without the written consent of Premier, which consent may be withheld at its sole and absolute discretion, Premier will have no obligation to present or offer us investment opportunities at any time thereafter pursuant to the project management MEA. Instead, Premier shall allocate investment opportunities it identifies pursuant to the terms of our advisory agreement. A material modification for this purpose means any modification of our initial investment guidelines to be competitive with Ashford Trust’s investment guidelines.
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
•Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Premier or its affiliates have an ownership interest, provided that Premier provides us with notice 10 days prior to such transaction.
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
If the cost of restoration exceeds the amount of insurance proceeds, we will contribute any excess amounts necessary to complete the restoration to the TRS lessee before requiring the work to begin. If there is damage or destruction not covered by insurance, our obligations, as well as those of the applicable TRS lessee, will be the same as in the case of inadequate insurance proceeds. However, regardless of insurance coverage, if damage or destruction rendering the property unsuitable for its primary intended purpose occurs within 24 months of the end of the lease term, we may terminate the lease with 30 days’ notice. If the lease remains in effect and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay rent will be unabated. If, however, the lease remains in effect but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to a certain amount of rent abatement while the hotel is being repaired. We will keep all proceeds from loss of income insurance.
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
Breach by Us. If we breach any of the leases, we will have 30 days from the time we receive written notice of the breach from the TRS lessee to cure the breach. This cure period may be extended or certain specified, unavoidable delays.
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
Insurance
We carry comprehensive general liability, “All Risk” property, business interruption, cybersecurity, directors and officers, rental loss coverage and umbrella liability coverage on all of our hotels and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of rental income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, global pandemics war or acts of God as well as certain types of coverages previously available under policies set forth above (for example, communicable disease, abuse & molestation coverages previously available under general liability policies). In the opinion of our management, our hotels are adequately insured.
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
Employees
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 102 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.
Seasonality
Our properties’ operations historically have been seasonal as certain properties maintain higher occupancy rates during the summer months, while certain other properties maintain higher occupancy rates during the winter months. This seasonality pattern can cause fluctuations in our quarterly revenue. Quarterly revenue also may be adversely affected by renovations and repositionings, our managers’ effectiveness in generating business and by events beyond our control, such as pandemics, extreme weather conditions, natural disasters, terrorist attacks or alerts, civil unrest, government shutdowns, airline strikes or reduced airline capacity, economic factors and other considerations affecting travel. To the extent that cash flows from operations are insufficient during any quarter to enable us to make quarterly distributions to maintain our REIT status due to temporary or seasonal fluctuations in lease revenue, we expect to utilize cash on hand, cash generated through borrowings and issuances of common or preferred stock to fund required distributions. However, we cannot make any assurances that we will make distributions in the future.
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
The board of directors declared cash dividends on the Company’s 5.5% Series B Cumulative Convertible Preferred Stock, 8.25% Series D Cumulative Preferred Stock, Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock for the quarters ending March 30, 2022, June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023 in amounts that such holders of our preferred stock are entitled to receive. We did not pay dividends on our common stock in fiscal years 2020 and 2021. In March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. Our board of directors declared quarterly cash dividends of $0.01 per diluted share for the Company’s common stock for the quarters ending March 30, 2022, June 30, 2022 and September 30, 2022. On December 8, 2022, our board of directors increased the quarterly cash dividend from $0.01 per diluted share to $0.05 per diluted share beginning with the Company’s common stock dividend for the fourth quarter of 2022 and approved the Company’s dividend policy for 2023. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2023, or $0.20 per share on an annualized basis. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof and the board of directors may decide not to pay any dividends on our common stock and/or preferred stock. We may not pay dividends on our common stock or preferred stock in the future. If we fail to pay dividends on our common stock or preferred stock, the market price of our common stock or preferred stock will likely be adversely affected.
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
Pursuant to the advisory agreement between us and our advisor, we must pay our advisor on a monthly basis a base advisory fee (based on our total market capitalization), subject to a minimum base advisory fee. The minimum base advisory fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12th of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, we will still be required to make monthly payments to our advisor equal to the minimum base management fee, which could adversely impact our liquidity and financial condition.
Similarly, pursuant to our hotel management agreement with Remington Hotels, a subsidiary of Ashford Inc., we pay Remington Hotels monthly base hotel management fees on a per hotel basis equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hotels equal to approximately $16,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
Our business is significantly influenced by the economies and other conditions in the specific markets in which we operate, particularly in the metropolitan areas where we have high concentrations of hotels.
Our hotels are located in the Washington, D.C., San Francisco, San Diego, Sarasota, Scottsdale, Seattle, Philadelphia, Chicago, Key West, Vail/Beaver Creek, Lake Tahoe, Los Angeles and St. Thomas metropolitan areas. As a result, we are particularly susceptible to adverse market conditions in these areas and any additional areas in which we may acquire assets in the future, including industry downturns, relocation of businesses and any oversupply of hotel rooms or a reduction in lodging demand. Adverse economic developments in the markets in which we have a concentration of hotels, or in any of the other markets in which we operate, or any increase in hotel supply or decrease in lodging demand resulting from the local, regional or national business climate, could adversely affect our business, operating results and prospects.
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
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Richard J. Stockton, Alex Rose, Deric S. Eubanks, Mark L. Nunneley, and J. Robison Hays III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.

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

We do not have any employees, and rely on our hotel managers to employ the personnel required to operate the hotels we own. As a result, we have less ability to reduce staffing at our hotels than we would if we employed such personnel directly. Additionally, our reliance on third-party hotel managers to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
We do not have any employees. We contractually engage hotel managers, such as Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt, Accor and our affiliate, Remington Hotels, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate, our hotels. Each hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; and we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent on our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and have less ability to reduce staffing at our hotels than we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hotels, which is our affiliate.
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
On October 24, 2019, the Company provided notice to Accor of the material breach of its responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach had occurred. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice. Arbitration occurred on October 12 and 13, 2022. The arbitrator returned his decision on November 21, 2022, and the decision did not result in any additional amounts being owed to, or payable by, the Company.
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
Nine of our 16 hotels utilize brands owned by Marriott (or its affiliates) or Hilton (or its affiliates). As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands (or the brands of their affiliates). We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
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
Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, including due to the increased remote access associated with work-from-home arrangements as a result of the COVID-19 pandemic. Ashford LLC has dedicated additional resources on our behalf to strengthen the security of our computer systems. In the future, Ashford LLC may expend additional resources on our behalf to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner.
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
As of December 31, 2022, we had approximately $1.3 billion of outstanding indebtedness, including approximately $1.3 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
As of December 31, 2022, we had approximately $1.3 billion of outstanding indebtedness, including approximately $1.3 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Increases in interest rates increase our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”

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
We finance our long-term growth and liquidity needs with, among other things, secured and unsecured debt financings having staggered maturities, and use variable-rate debt or a mix of fixed and variable-rate debt as appropriate based on favorable interest rates, principal amortization and other terms. If we do not have sufficient funds to repay the debt at the maturity of these loans, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. When we refinance our debt, prevailing interest rates and other factors may result in paying a greater amount of debt service, which will adversely affect our cash flow, and, consequently, our cash available for distribution to our stockholders. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels on disadvantageous terms, including unattractive prices or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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

We may be adversely affected by changes in LIBOR or SOFR reporting practices, the method in which LIBOR or SOFR is determined or the transition away from LIBOR to SOFR or other alternative reference rates.
In July 2017, the United Kingdom regulator that regulates London Interbank Offered Rate (“LIBOR”) announced its intention to phase out LIBOR rates by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited, the administrator of LIBOR, and the Financial Conduct Authority announced that all LIBOR rates will either cease to be published by any benchmark administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR rates and one-week and two-month U.S. dollar LIBOR rates, and immediately after June 30, 2023 for the remaining U.S. dollar LIBOR rates. As of January 1, 2022, publication of one-week and two-month U.S. dollar LIBOR has ceased, and regulated U.S. financial institutions are no longer permitted to enter into new contracts referencing any LIBOR rates. The Alternative Reference Rates Committee (“ARRC”), a committee convened by the Federal Reserve Board and the New York Federal Reserve Bank, has proposed replacing U.S. dollar LIBOR with a new index based on trading in overnight repurchase agreements, the Secured Overnight Financing Rate (“SOFR”). The ARRC has formally announced and recommended SOFR as an alternative reference rate to LIBOR. As of December 31, 2022, we had approximately $1.3 billion of variable interest rate debt as well as interest rate derivatives including caps on the majority of our variable rate debt that are indexed to LIBOR.
The methodology of calculating SOFR is different to that of LIBOR, as SOFR is calculated using short-term repurchase agreements backed by U.S. Treasury securities and is backward looking, while LIBOR is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. In addition since SOFR is a secured rate backed by government securities, it does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. In July 2021, the ARRC formally recommended the use of forward-looking term rates based on SOFR published by CME Group (the “Term SOFR”) on commercial loans. While Term SOFR matches more closely the term structure and forward-looking features of LIBOR, as a calculation based on a secured overnight financing rate it still does not match the credit risk-sensitive nature of LIBOR as an unsecured term rate. At this time, there is no guarantee that such transition from LIBOR to SOFR will not result in financial market disruptions.
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
We rely on Ashford LLC, its subsidiaries and its employees for the day-to-day operation of our business and management of our assets and the provision of design and construction services. Until its spin-off, Ashford LLC was wholly-owned by Ashford Trust. Ashford LLC is led by our current management team, which is also the current management team of Ashford Trust (in each case, other than Mr. Richard Stockton). Because some of Ashford LLC’s employees have duties to Ashford Trust as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Ashford Inc. and Ashford Trust. If Ashford LLC advises and/or leads any additional entities, or manages additional assets, in the future, this could present additional conflicts with respect to the allocation of the time and resources of our management team. As a result of the spin-off of Ashford LLC, its employees have additional responsibilities relating to Ashford Inc.’s status as a public company. During turbulent market conditions, or other times when we need focused support and assistance from Ashford LLC, other entities for which Ashford LLC also acts as an external advisor or Ashford Trust may likewise require greater focus and attention, placing competing high levels of demand on the limited time and resources of Ashford LLC’s employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.

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
As of December 31, 2022, Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr. together owned approximately 610,246 shares of Ashford Inc. common stock, which represented an approximate 19.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,145,385 shares of Ashford Inc. common stock, which if converted as of December 31, 2022 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65.5%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 362,959 shares owned by trusts.
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
As the general partner of our operating partnership, we have fiduciary duties to the other limited partners in our operating partnership, the discharge of which may conflict with the interests of our stockholders. The limited partners of our operating partnership have agreed that, if a conflict in the fiduciary duties owed by us to our stockholders and, in our capacity as general partner of our operating partnership, to such limited partners, we are under no obligation to give priority to the interests of such limited partners. In addition, persons holding common units have the right to vote on certain amendments to the operating partnership agreement (which require approval by a majority in interest of the limited partners, including us) and individually to approve certain amendments that would adversely affect their rights. These voting rights may be exercised in a manner that conflicts with the interests of our stockholders. For example, we cannot modify the rights of limited partners to receive distributions as set forth in the operating partnership agreement in a manner that adversely affects their rights without their consent, even though such modification might be in the best interest of our stockholders.
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
We have adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities which requires the approval of a majority of our disinterested directors to approve any transaction, agreement or relationship in which any of our directors or officers, Ashford LLC or its employees or Ashford Trust has an interest. In connection with this policy, our board of directors has established a Related Party Transactions Committee (consisting of Messrs. Vaziri and Rinaldi and

Ms. Carter), which is empowered to deny a new proposed interested party transaction or recommend the transaction for approval by a majority of the independent directors. Our policies, however, may not be adequate to address all of the conflicts that may arise. In addition, it may not address such conflicts in a manner that is favorable to us.
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
Tax increases and changes in tax rules may adversely affect our financial results.
As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state and local tax rules. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. Such changes may put us at a competitive disadvantage compared to some of our major competitors, to the extent we are unable to pass the tax costs through to our customers.
The Biden administration has announced in 2021 and 2022, and in certain cases has enacted, a number of tax proposals to fund new government investments in infrastructure, healthcare, and education, among other things. Certain of these proposals involve an increase in the domestic corporate tax rate, which if implemented could have a material impact on our future results of operations and cash flows. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also creates a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA will become effective beginning in fiscal 2023. We do not believe the IRA will have a material negative impact on our business.
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
Various types of catastrophic losses may not be insurable or may not be economically insurable. If a substantial loss occurs, our insurance coverage may not cover the full current market value or replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a hotel after it has been damaged or destroyed. Accordingly, it is possible that:
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
Our charter authorizes the issuance of up to 250,000,000 shares of common stock and 80,000,000 shares of preferred stock. As of March 8, 2023, we had 66,032,496 shares of our common stock issued and outstanding, 3,078,017 shares of our Series B Cumulative Convertible Preferred Stock, 1,600,000 shares of our Series D Cumulative Preferred Stock, 16,466,721 shares of our Series E Redeemable Preferred Stock and 1,959,333 shares of our Series M Redeemable Preferred Stock. We also have also authorized 10,000,000 shares of our Series C Preferred Stock, 28,000,000 shares of our Series E Preferred Stock and 28,000,000 shares of our Series M Preferred Stock. No shares of Series C Preferred Stock are issued. Our charter allows us to create new series of preferred stock at any time. Accordingly, we may issue up to an additional 183,967,504 shares of common stock and 56,895,929 shares of preferred stock.
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
We operate in a manner intended to allow us to qualify as a REIT for U.S. federal income tax purposes. We believe that our organization and current and proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ended December 31, 2013. However, we may not qualify or remain qualified as a REIT or we may be required to rely on a REIT “savings clause.” If we were to rely on a REIT “savings clause,” we could have to pay a penalty tax, which could be material.
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

If our hotel managers, including Ashford Hospitality Services LLC and its subsidiaries (including Remington Hotels) do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
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
If our hotel managers, including Ashford Hospitality Services LLC (“AHS”) and its subsidiaries (including Remington Hotels), do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our hotel managers and their owners, it is possible that these ownership levels could be exceeded. Additionally, we and AHS and its subsidiaries, including Remington Hotels, must comply with the provisions of the private letter ruling we obtained from the IRS in connection with Ashford Inc.’s acquisition of Remington Hotels to ensure that AHS and its subsidiaries, including Remington Hotels, continue to qualify as “eligible independent contractors.”
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
We may distribute taxable dividends that are payable in cash and common stock at the election of each stockholder subject to certain limitations, including that the cash portion be at least 20% of the total distribution (10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022).
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
In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies in industries similar or related to ours and may have been unrelated to operating performances of these companies. These broad market fluctuations could reduce the market price of our common stock. During the fiscal year ended December 31, 2022, our high common stock price was $6.64 and the low common stock price was $3.41.
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
We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the per share trading price of our common stock. The issuance of substantial numbers of shares of our common stock in the public market, or upon exchange of common units of our operating partnership, or the perception that such issuances might occur, could adversely affect the per share trading price of our common stock. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of the common units, or speculation that such sales might occur, could adversely affect the liquidity of the market for our common stock or the prevailing market price of our common stock. In addition, the exchange of common units for common stock, the exercise of any stock options or the vesting of any restricted stock granted under the 2013 Equity Incentive Plan, the issuance of our common stock or common units in connection with property, portfolio or business acquisitions and other issuances of our common stock or common units could adversely affect the market price of our common stock. Our directors and executive officers own common units in our Company. Such common units may be redeemed by the holders for shares of our common stock on a one-for-one basis or, at our option, cash. The holders of these common units may sell shares issued to them, if any, upon redemption of the common units. So long as the holders of common units retain significant ownership in us and are able to sell such shares in the public markets, the market price of our common stock may be adversely affected. Moreover, the existence of shares of our common stock reserved for issuance as restricted shares or upon exchange of options or redemption of common units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. Any future sales by us of our common stock or securities convertible into common stock may be dilutive to existing stockholders.
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
Our board of directors has approved a share repurchase program under which we may purchase up to $25 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 8, 2023, we have completed the $25.0 million repurchase authorization. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2022, we held ownership interests in 16 hotel properties that were included in our consolidated operations, which included direct ownership in 14 hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Fourteen of our hotel properties are located in the United States, one is located in Puerto Rico, one is located in the U.S. Virgin Islands. As of December 31, 2022, all 16 hotel properties were encumbered by loans as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness.”

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms	Year Ended December 31, 2022
					Occupancy	ADR	RevPAR
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413	65.17%	$228.36	$148.82
Marriott Seattle Waterfront	Seattle, WA	361	100%	361	56.88%	286.14	162.75
The Notary Hotel	Philadelphia, PA	499	100%	499	55.92%	218.34	122.10
The Clancy	San Francisco, CA	410	100%	410	70.05%	298.91	209.38
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415	65.36%	250.78	163.92
Pier House Resort & Spa	Key West, FL	142	100%	142	74.81%	707.12	529.03
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180	73.81%	1,204.88	889.30
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	190	100%	190	60.58%	601.05	364.13
Hotel Yountville	Yountville, CA	80	100%	80	54.06%	906.82	490.21
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276	74.47%	617.66	459.97
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170	57.60%	736.50	424.40
Mr. C Beverly Hills Hotel (2)	Los Angeles, CA	143	100%	143	74.26%	347.57	258.10
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96	63.53%	1,928.50	1,225.27
Four Seasons Resort Scottsdale (4)	Scottsdale, AZ	210	100%	210	45.15%	1,056.99	477.19
Ground Lease Properties (5)
Hilton La Jolla Torrey Pines (6)	La Jolla, CA	394	75%	296	77.25%	250.95	193.87
Bardessono Hotel and Spa (7)	Yountville, CA	65	100%	65	63.96%	1,257.56	804.31
Total		4,181		3,946	65.62%	$451.56	$296.30
________
(1)    The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(2)    Includes 138 hotel rooms and five residences adjacent to the hotel.
(3)    The above information does not include the operations of the voluntary rental program with respect to residential units not owned by the Company. The results of the hotel are included from March 11, 2022 through December 31, 2022.
(4)    The results of the hotel are included from December 1, 2022 through December 31, 2022.
(5)    Some of our hotel properties are on land subject to ground leases, two of which cover the entire property.
(6)    The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment spend during the lease term.
(7)    The initial ground lease expires in 2065. The ground lease contains two 25-year extension options, at our election.
Item 3. Legal Proceedings
On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach under the Accor management agreement has occurred and an injunction to prevent Ashford TRS Chicago II from terminating the Accor management agreement. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking damages and a declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, in which Accor asserted two causes of action: First, Accor asserted a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the Accor management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserted a counterclaim for breach of contract alleging that Ashford TRS Chicago II breached the Accor management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. On February 16, 2022, the parties entered into a settlement agreement agreeing to: 1) amend the Accor management agreement; 2) dismiss the lawsuit and counterclaims; 3) stipulate to the failure of the performance tests and cure amounts for 2018 of $867,682 and 2019 of $784,919; and 4) arbitrate whether the performance tests for 2020 and 2021 were valid and/or required equitable adjustment. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice. Arbitration occurred on October 12 and 13, 2022. The arbitrator returned his decision on November 21, 2022, and the decision did not result in any additional amounts being owed to, or payable by, the Company. As a result of the settlement related to the 2018 performance test failure, the Company recorded a gain of approximately $868,000 in 2022, that is recorded as a reduction of management fees and included in “management fees” on the Company’s consolidated statement of operations.

On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of December 31, 2022, no amounts have been accrued.
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
Our common stock is listed and traded on the NYSE under the symbol “BHR.” On March 8, 2023, there were 601 holders of record.
Distributions and Our Distribution Policy
The board of directors declared cash dividends on the Company’s 5.5% Series B Cumulative Convertible Preferred Stock, 8.25% Series D Cumulative Preferred Stock, Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock for the quarters ending March 30, 2022, June 30, 2022, September 30, 2022, December 31, 2022 and March 31, 2023 in amounts that such holders of our preferred stock are entitled to received. We did not pay dividends on our common stock in fiscal years 2020 and 2021. In March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. Our board of directors declared a quarterly cash dividend of $0.01 per diluted share for the Company’s common stock for the quarters ended March 30, 2022, June 30, 2022 and September 30, 2022. On December 8, 2022, our board of directors increased the quarterly cash dividend from $0.01 per diluted share to $0.05 per diluted share beginning with the Company’s common stock dividend for the fourth quarter of 2022 and approved the Company’s dividend policy for 2023. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2023, or $0.20 per share on an annualized basis. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board will continue to review its dividend policy on a quarter-to-quarter basis.
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

Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income or capital gains. Distributions paid per share were characterized as follows:

	2022			2021			2020
	Amount		%	Amount		%	Amount		%
Common Stock (cash):
Ordinary taxable dividend	$0.0300	(1)	100.0000%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	—		—	0.1600	(1)	100.0000
Total	$0.0300		100.0000%	$—		—%	$0.1600		100.0000%
Preferred Stock – Series B:
Ordinary taxable dividend	$1.3752	(1)	100.0000%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	1.3752	(1)	100.0000	1.3752	(1)	100.0000
Total	$1.3752		100.0000%	$1.3752		100.0000%	$1.3752		100.0000%
Preferred Stock – Series D:
Ordinary taxable dividend	$2.0624	(1)	100.0000%	$—		—%	$—		—%
Capital gain distribution	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	2.0624	(1)	100.0000	2.0624	(1)	100.0000
Total	$2.0624		100.0000%	$2.0624		100.0000%	$2.0624		100.0000%
Preferred Stock – Series E:
Ordinary taxable dividend	$1.9732	(1) (2)	100.0000%	—		—	—		—
Capital gain distribution	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	0.8330	(1)	100.0000	—		—
Total	$1.9732		100.0000%	$0.8330		100.0000%	$—		—%
Preferred Stock – Series M (CUSIP #10482B705):
Ordinary taxable dividend	2.0621	(1) (2)	100.0000%	—		—	—		—
Capital gain distribution	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital			—	0.6832	(1)	100.0000	—		—
Total	$2.0621		100.0000%	$0.6832		100.0000%	$—		—%
Preferred Stock – Series M (CUSIP #10482B887):
Ordinary taxable dividend	2.0538	(1) (2)	100.0000%	—		—	—		—
Capital gain distribution	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	0.6832	(1)	100.0000	—		—
Total	$2.0538		100.0000%	$0.6832		100.0000%	$—		—%
Preferred Stock – Series M (CUSIP #10482B796, 10482B861, 10482B770 and 10482B846):
Ordinary taxable dividend	1.8788	(1) (2)	100.0000%	—		—	—		—
Capital gain distribution	—		—	—		—	—		—
Unrecaptured 1250 gain	—		—	—		—	—		—
Return of capital	—		—	—		—	—		—
Total	$1.8788		100.0000%	$—		—%	$—		—%
____________________
(1)The fourth quarter 2019 distributions paid January 15, 2020 to stockholders of record as of December 31, 2019 are treated as 2020 distributions for tax purposes. The fourth quarter 2020 distributions paid January 15, 2021 to stockholders of record as of December 31, 2020 are treated as 2021 distributions for tax purposes. The fourth quarter 2021 distributions paid January 18, 2022 to stockholders of record as of December 31, 2021 are treated as 2022 distributions for tax purposes. The distributions paid January 17, 2023 to stockholders of record as of December 30, 2022 are treated as 2023 distributions for tax purposes.
(2)Distributions per share reflects the annual rate per share for distributions reportable in 2022.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	972,728	N/A	1,469,068	(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	972,728	N/A	1,469,068
____________________
(1)     Consists of rights to acquire our common stock subject to the satisfaction of service and or performance vesting conditions (with the amount shown assuming the maximum level of performance under the 2021 and 2022 PSU awards). The number of shares subject to issuance under the PSUs (if any) will depend on the ultimate actual performance level, and the Company in its discretion may settle the 2022 PSUs in cash rather than shares of common stock.
(2)     As of December 31, 2022, approximately 1,469,000 shares of our common stock, or securities convertible into approximately 1.5 million shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan. On February 23, 2021, the board of directors terminated the Advisor Equity Incentive Plan. 1.6 million shares of common stock reserved pursuant with the Advisor Incentive Plan were never utilized (and no shares were ever issued thereunder). Following the termination of the Advisor Equity Incentive Plan, no shares may be issued thereunder.
Purchases of Equity Securities by the Issuer
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The Board’s authorization replaced any previous repurchase authorizations.
During the year ended December 31, 2022, we repurchased 1.5 million shares of our common stock for approximately $6.1 million. Subsequent to December 31, 2022, the Company repurchased approximately 3.9 million shares of its common stock for approximately $18.9 million. The Company repurchased approximately 5.4 million shares of its common stock for approximately $25.0 million and has completed the $25.0 million repurchase authorization.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	12,597		$—	(2)	—	$50,000,000
November 1 to November 30	342		$—	(2)	—	$50,000,000
December 1 to December 31	1,524,346	(1)	$4.04		1,511,044	$18,897,710
Total	1,537,285		$4.04		1,511,044
__________________
(1)Includes 13,302 shares in December that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
(2)There is no cost associated with the forfeiture of restricted shares of 12,597 and 342 of our common stock in October and November, respectively.

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2017 through December 31, 2022, assuming an initial investment of $100 in stock on December 31, 2016 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Braemar Hotels & Resorts Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Braemar Hotels & Resorts Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

200
175
150
125
100
75
50
25
2017
2018
2019
2020
2021
2022
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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
We are a Maryland corporation formed in April 2013 that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average was $187 for the year ended December 31, 2022. We have elected to be taxed as a REIT under the Code. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of December 31, 2022, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,181 total rooms, or 3,946 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of December 31, 2022, Remington Hotels, a subsidiary of Ashford Inc., managed four of our 16 hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory and brokerage services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
Recent Developments
In September 2022, given the recent increases in interest rates on short-term U.S. Treasury securities, the independent members of our board of directors approved the engagement of our Advisor to actively manage and invest the Company’s excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Advisor’s services under this engagement, the Company will pay the Advisor an annual fee equal to the lesser of (i) 20 basis points (0.20%) of the average daily balance of the Company’s excess cash invested by the Advisor and (ii) the actual rate of return realized by the Cash Management Strategy (the “Cash Management Fee”); provided that in no event will the Cash Management Fee be less than zero. The Cash Management Fee will be calculated and payable monthly in arrears. Investment of the Company’s excess cash pursuant to the Cash Management Strategy commenced in October 2022.
On December 1, 2022, the Company acquired a 100% interest in the 210-room Four Seasons Resort Scottsdale at Troon North for $267.8 million in cash.
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of director’s authorization replaced any previous repurchase authorizations. During the year ended December 31, 2022, we repurchased 1.5 million shares of our common stock for approximately $6.1 million. Subsequent to December 31, 2022, the Company repurchased approximately 3.9 million shares of its common stock for approximately $18.9 million. The Company repurchased approximately 5.4 million shares of its common stock for approximately $25.0 million and has completed the $25.0 million repurchase authorization.
On December 23, 2022, we entered into a $100 million mortgage loan, secured by the Four Seasons Resort Scottsdale at Troon North. The mortgage loan has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The mortgage loan is interest only and bears interest at a rate of SOFR + 3.75% with a SOFR floor of 1.00%.

On January 18, 2023, the Company paid off its existing mortgage loan associated with the Ritz-Carlton Reserve Dorado Beach. Prior to the pay-off, the mortgage loan had an outstanding balance of $54 million.
On February 24, 2023, at the option of Mr. Monty J. Bennett, Mr. Bennett’s 169,523 vested LTIP units that achieved economic parity with his common units were redeemed for common units on a one-for-one basis. On February 24, 2023, the Company received a Notice of Exercise of Redemption Right (the “Redemption Notice”), pursuant to which Mr. Bennett elected to redeem the common units and such redemption was settled in cash at the Company’s election based on the average of the closing price of the Company’s common stock for the ten consecutive trading days ending on February 23, 2023. Additionally, on February 24, 2023, Mr. Bennett elected to redeem an additional 1,254,254 common units and following receipt of the Redemption Notice, such redemption was settled in cash at the Company’s election at a price per common unit based on the average of the closing price of the Company’s common stock for the ten consecutive trading days ending on February 23, 2023. The cash redemption for the 1,423,777 common units totaled approximately $7.0 million. Additionally, based on information previously reported by Mr. Bennett in a Form 4 filed on March 1, 2023, Mr. Bennett subsequently sold 417,491 shares of common stock beneficially owned by him into the public markets.
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
We expect that our ADR, occupancy and RevPAR performance will be impacted by macroeconomic factors such as national and local employment growth, personal income and corporate earnings, GDP, consumer confidence, office vacancy rates and business relocation decisions, airport and other business and leisure travel, new hotel construction, the pricing strategies of competitors and currency fluctuations. In addition, our ADR, occupancy and RevPAR performance are dependent on the continued success of the Marriott, Hilton, Four Seasons, Hyatt and Sofitel brands.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table summarizes changes in key line items from our consolidated statements of operations for the years ended December 31, 2022 and 2021 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2022	2021	$ Change	% Change
Revenue
Rooms	$431,515	$280,568	$150,947	53.8%
Food and beverage	159,241	90,299	68,942	76.3
Other	78,829	56,675	22,154	39.1
Total hotel revenue	669,585	427,542	242,043	56.6
Expenses
Hotel operating expenses:
Rooms	94,410	59,818	(34,592)	(57.8)
Food and beverage	125,555	75,177	(50,378)	(67.0)
Other expenses	205,373	138,914	(66,459)	(47.8)
Management fees	20,149	13,117	(7,032)	(53.6)
Total hotel operating expenses	445,487	287,026	(158,461)	(55.2)
Property taxes, insurance and other	30,766	34,997	4,231	12.1
Depreciation and amortization	78,122	73,762	(4,360)	(5.9)
Advisory services fee	28,847	22,641	(6,206)	(27.4)
(Gain) loss on legal settlements	(114)	(917)	(803)	(87.6)
Transaction costs	—	563	563	100.0
Corporate general and administrative	18,084	8,717	(9,367)	(107.5)
Total expenses	601,192	426,789	(174,403)	(40.9)
Gain (loss) on insurance settlement and disposition of assets	—	696	(696)	(100.0)
Operating income (loss)	68,393	1,449	66,944	(4,620.0)
Equity in earnings (loss) of unconsolidated entity	(328)	(252)	(76)	(30.2)
Interest income	2,677	48	2,629	5,477.1
Interest expense and amortization of discounts and loan costs	(52,166)	(30,901)	(21,265)	(68.8)
Write-off of loan costs and exit fees	(146)	(1,963)	1,817	92.6
Realized and unrealized gain (loss) on derivatives	4,961	32	4,929	15,403.1
Income (loss) before income taxes	23,391	(31,587)	54,978	174.1
Income tax (expense) benefit	(4,043)	(1,324)	(2,719)	(205.4)
Net income (loss)	19,348	(32,911)	52,259	158.8
(Income) loss attributable to noncontrolling interest in consolidated entities	(2,063)	2,650	(4,713)	(177.8)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	476	3,597	(3,121)	(86.8)
Net income (loss) attributable to the Company	$17,761	$(26,664)	$44,425	166.6%

All hotel properties owned for the years ended December 31, 2022 and 2021 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, the operating results for certain hotel properties are not comparable for the years ended December 31, 2022 and 2021. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our consolidated financial statements:

Hotel Properties	Location	Type	Date
Mr. C Beverly Hills Hotel	Los Angeles, California	Acquisition	August 5, 2021
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
Four Seasons Resort Scottsdale	Scottsdale, Arizona	Acquisition	December 1, 2022
The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Year Ended December 31,
	2022	2021
Occupancy	65.62%	52.47%
ADR (average daily rate)	$451.56	$386.45
RevPAR (revenue per available room)	$296.30	$202.76
Rooms revenue (in thousands)	$431,515	$280,568
Total hotel revenue (in thousands)	$669,585	$427,542
The following table illustrates the key performance indicators of the 13 hotel properties that were included for the full year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Occupancy	65.50%	52.29%
ADR (average daily rate)	$421.09	$387.47
RevPAR (revenue per available room)	$275.83	$202.61
Rooms revenue (in thousands)	$376,861	$276,038
Total hotel revenue (in thousands)	$583,659	$420,949
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $44.4 million, from a net loss of $26.7 million for the year ended December 31, 2021 (“2021”), to net income of $17.8 million for the year ended December 31, 2022 (“2022”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $150.9 million, or 53.8%, to $431.5 million during 2022 compared to 2021. During 2022, we experienced a 1,315 basis point increase in occupancy and a 16.8% increase in room rates compared to 2021. The increase in rooms revenue is due to the hotel properties recovering from the COVID-19 pandemic as well as increases in rooms revenue of $8.9 million from the acquisition of the Mr. C Beverly Hills Hotel on August 5, 2021, $38.1 million from the acquisition of The Ritz-Carlton Reserve Dorado Beach on March 11, 2022, and $3.1 million from the acquisition of the Four Seasons Resort Scottsdale.

Fluctuations in rooms revenue between 2022 and 2021 are a result of the changes in occupancy and ADR between 2022 and 2021 as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton	$20,104	3,470	42.9%
Marriott Seattle Waterfront (1)	6,340	465	30.4%
The Notary Hotel	10,348	1,898	23.6%
The Clancy	16,707	1,408	71.2%
Sofitel Chicago Magnificent Mile	10,407	1,843	23.6%
Pier House Resort & Spa	2,337	(701)	19.6%
The Ritz-Carlton St. Thomas	3,607	(571)	14.8%
Park Hyatt Beaver Creek Resort & Spa	7,950	565	32.3%
Hotel Yountville	1,429	(384)	19.0%
The Ritz-Carlton Sarasota	5,318	(253)	13.2%
Hilton La Jolla Torrey Pines	10,953	1,945	23.2%
Bardessono Hotel and Spa	691	(396)	10.2%
The Ritz-Carlton Lake Tahoe	4,631	73	16.5%
Total	$100,822	1,321	8.7%
Non-comparable
Mr. C Beverly Hills Hotel	$8,941	1,038	4.4%
The Ritz-Carlton Reserve Dorado Beach	38,077	n/a	n/a
Four Seasons Resort Scottsdale	3,107	n/a	n/a
Total	$50,125
________
(1)This hotel was under renovation during the 2022 period.
Food and Beverage Revenue. Food and beverage revenue increased $68.9 million, or 76.3%, to $159.2 million during 2022 compared to 2021. This increase is primarily driven by the recovery from the COVID-19 pandemic. We experienced an aggregate increase in food and beverage revenue of $50.2 million at 13 comparable hotel properties as well as increases of $3.0 million, $14.2 million and $1.4 million at the Mr. C Beverly Hills Hotel, The Ritz-Carlton Reserve Dorado Beach and the Four Seasons Resort Scottsdale, respectively.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking, rentals and business interruption revenue, increased $22.2 million, or 39.1%, to $78.8 million during 2022 compared to 2021.
The increase is attributable to higher other hotel revenue of $11.9 million at 11 comparable hotel properties, and an increase of $917,000 at the Mr. C Beverly Hills Hotel, $8.9 million at The Ritz-Carlton Reserve Dorado Beach, as well as $657,000 at the Four Seasons Resort Scottsdale, partially offset by a decrease of $257,000 at Marriott Seattle Waterfront and $21,000 at the Pier House Resort & Spa.
Rooms Expense. Rooms expense increased $34.6 million, or 57.8%, to $94.4 million in 2022 compared to 2021. The increase is attributable to an aggregate increase in rooms expense of $22.9 million at 13 comparable hotel properties due to the hotel properties recovering from the COVID-19 pandemic and increases of $2.7 million at the Mr. C Beverly Hills Hotel, $8.5 million at The Ritz-Carlton Reserve Dorado Beach as well as $538,000 at the Four Seasons Resort Scottsdale.
Food and Beverage Expense. Food and beverage expense increased $50.4 million, or 67.0%, to $125.6 million during 2022 compared to 2021.
The increase is attributable to an aggregate increase of $33.6 million at 13 comparable hotel properties and increases of $2.8 million at the Mr. C Beverly Hills Hotel, $12.7 million at The Ritz-Carlton Reserve Dorado Beach and $1.3 million at the Four Seasons Resort Scottsdale.
Other Operating Expenses. Other operating expenses increased $66.5 million, or 47.8%, to $205.4 million in 2022 compared to 2021. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $8.0 million in direct expenses and $58.4 million in indirect expenses and incentive management fees in 2022 compared to 2021.
Direct expenses were 4.3% of total hotel revenue in 2022 and 4.9% in 2021. The increase in direct expenses is associated with higher direct expenses of approximately $2.9 million at 11 comparable hotel properties as they are recovering from the COVID-19 pandemic, as well as an increase of $61,000 at the Mr. C Beverly Hills Hotel, $5.0 million at The Ritz-Carlton Reserve Dorado Beach as well as $193,000 at the Four Seasons Resort Scottsdale, the increases are partially offset by lower direct expenses of $58,000 at the Capital Hilton and Marriott Seattle Waterfront.
The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $24.6 million comprising an increase of $15.6 million at our 13 comparable hotel properties and $9.1 million at the three acquired hotel properties; (ii) marketing costs of $15.7 million comprising an increase of $11.5 million at our 13 comparable hotel properties and $4.2 million at the three acquired hotel properties; (iii) repairs and maintenance of $6.2 million comprising an increase of $2.5 million at our 13 comparable hotel properties and $3.7 million at the three acquired hotel properties; (iv) lease expense of $1.3 million comprising an increase of $1.1 million at our 13 comparable hotel properties and $250,000 at the three acquired hotel properties; (v) energy costs of $6.7 million comprised of an increase of $3.3 million at our 13 comparable hotel properties and $3.4 million at the three acquired hotel properties; and (vi) incentive management fees of $3.8 million comprising an increase of $2.9 million at our 13 comparable hotel properties and $888,000 at the three acquired hotel properties.
Management Fees. Base management fees increased $7.0 million, or 53.6%, to $20.1 million in 2022 compared to 2021. Management fees increased approximately $4.9 million at 12 of our comparable hotel properties, $382,000 at the Mr. C Beverly Hills Hotel, $1.9 million at The Ritz-Carlton Reserve Dorado Beach and $157,000 at the Four Seasons Resort Scottsdale. These increases were partially offset by a decrease of $444,000 at the Sofitel Chicago Magnificent Mile primarily as a result of a legal settlement with Accor. See Item 3. “Legal Proceedings.”
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $4.2 million, or 12.1%, to $30.8 million in 2022 compared to 2021. The decrease primarily resulted from an aggregate decrease of $8.5 million at five hotel properties, including a $5.5 million and $2.5 million decrease at the Sofitel Chicago Magnificent Mile and Marriott Seattle Waterfront, respectively, due to lower property tax assessments. The decrease is partially offset by increases of $768,000 at the Mr. C Beverly Hills Hotel, $2.1 million at The Ritz-Carlton Reserve Dorado Beach and $78,000 at the Four Seasons Resort Scottsdale as a result of their acquisitions, as well as an aggregate increase of approximately $1.3 million at eight hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $4.4 million, or 5.9%, to $78.1 million for 2022 compared to 2021. The increase comprised $1.5 million at the Mr. C Beverly Hills Hotel, $5.1 million at The Ritz-Carlton Reserve Dorado Beach and $781,000 at the Four Seasons Resort Scottsdale as a result of their acquisitions as well as an aggregate increase of $2.2 million at the Park Hyatt Beaver Creek Resort & Spa, Marriott Seattle Waterfront, The Ritz-Carlton St. Thomas and The Ritz-Carlton Lake Tahoe. These increases were partially offset by an aggregate decrease of $5.2 million at nine comparable hotel properties primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $6.2 million, or 27.4%, to $28.8 million in 2022 compared to 2021 due to increases in the base advisory fee of $2.0 million, reimbursable expenses of $2.4 million, equity-based compensation of $1.1 million, and incentive fee of $803,000.
In 2022, we recorded an advisory services fee of $28.8 million, which included a base advisory fee of $12.8 million, reimbursable expenses of $4.7 million, $10.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $803,000.
In 2021, we recorded an advisory services fee of $22.6 million, which included a base advisory fee of $10.8 million, reimbursable expenses of $2.3 million and $9.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
(Gain) loss on legal settlements. In 2021, we recognized a gain of $728,000 related to the settlement of a transfer tax matter with the City of San Francisco and $189,000 related to a billing dispute. During 2022, the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount associated with the City of San Francisco transfer tax matter.
Transaction costs. In 2021, we recognized $563,000 of transaction costs associated with the acquisition of the Mr. C Beverly Hills Hotel that closed on August 5, 2021. There were no transaction costs in 2022.

Corporate General and Administrative. Corporate general and administrative expense was $18.1 million in 2022 and $8.7 million in 2021. The increase in corporate general and administrative expenses is primarily due to higher professional fees of $1.2 million, higher public company costs of $108,000, higher reimbursed operating expenses of Ashford Securities of $7.5 million and higher miscellaneous expenses of $572,000. During 2022, the funding estimate to Ashford Securities was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities that resulted in additional expense of approximately $7.2 million.
Gain (loss) on Insurance Settlement and Disposition of Assets. In 2021, we recognized a gain of $481,000 associated with proceeds received from an insurance claim, a gain of $18,000 upon disposition of certain fixed assets, as well as a gain of $197,000 associated with the sale of certain ERFP assets to Ashford Inc. There was no such gain (loss) in 2022.
Equity in Earnings (Loss) of Unconsolidated Entity. In 2022 and 2021, we recorded equity in loss of unconsolidated entity of $328,000 and $252,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $2.7 million and $48,000 in 2022 and 2021, respectively. The increase in interest income was primarily related to higher cash balances and higher interest rates in 2022 compared to 2021.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $21.3 million, or 68.8%, to $52.2 million for 2022 compared to 2021. The increase is primarily due to higher interest expense from a higher average LIBOR rate, as well as higher interest expense from our Convertible Senior Notes and the mortgage loans associated with the Mr. C Beverly Hills Hotel and The Ritz-Carlton Reserve Dorado Beach acquisitions. The average LIBOR rates for 2022 and 2021 were 1.91% and 0.10%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $146,000 in 2022 primarily resulting from the refinance of the Park Hyatt Beaver Creek Resort & Spa in February 2022, the assumption of the mortgage loan from the acquisition of The Ritz-Carlton Reserve Dorado Beach, the extension of The Ritz-Carlton St. Thomas mortgage loan and the amendments associated with Bardessono Hotel and Spa and The Ritz-Carlton Lake Tahoe mortgage loans.
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
Realized and Unrealized Gain (Loss) on Derivatives. Realized and Unrealized gain on derivatives of $5.0 million for 2022 consisted of unrealized gains of approximately $3.8 million on interest rate caps and approximately $1.2 million on warrants and realized gains of $497,000 associated with payments received from counterparties on interest rate caps.
Realized and unrealized gain on derivatives of $32,000 for 2021 consisted of an unrealized gain of approximately $94,000 on warrants, partially offset by an unrealized loss of approximately $62,000 on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense increased $2.7 million, from $1.3 million in 2021 to $4.0 million in 2022. This increase was primarily due to an increase in the profitability of our TRS entities in 2022 compared to 2021.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $2.1 million and a loss of $2.7 million in 2022 and 2021, respectively. At both December 31, 2022 and 2021, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $476,000 in 2022 and $3.6 million in 2021. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 7.69% and 8.83% as of December 31, 2022 and 2021, respectively.
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
•dividends on our preferred stock;
•capital expenditures to improve our hotel properties; and
•advisory fees payable to Ashford LLC.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including future common and preferred equity issuances, existing working capital, net cash provided by operations, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. While management cannot provide any assurances, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties decline. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on some of our mortgage loans, as discussed above. Our loans may remain subject to cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of December 31, 2022, our $435 million mortgage loan was in a cash trap and approximately $298,000 of our restricted cash was subject to this cash trap.
Our estimated future obligations as of December 31, 2022 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 6 to our consolidated financial statements, we have current obligations of $667.0 million and long-term obligations of $669.8 million. As of December 31, 2022, we held extension options to extend the principal for all of the debt due in the next twelve months except for $189.5 million.
As discussed in note 17 to our consolidated financial statements, under our operating leases we have current obligations of approximately $3.4 million and long-term obligations of approximately $154.6 million. Additionally, as discussed in note 16 to our consolidated financial statements, we have short-term capital commitments of approximately $39.4 million.

Equity Transactions
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of director’s authorization replaced any previous repurchase authorizations. During the year ended December 31, 2022, we repurchased 1.5 million shares of our common stock for approximately $6.1 million. Subsequent to December 31, 2022, the Company repurchased approximately 3.9 million shares of its common stock for approximately $18.9 million. The Company repurchased approximately 5.4 million shares of its common stock for approximately $25.0 million and has completed the $25.0 million repurchase authorization.
On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager and wholesaler of the Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). The Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, our optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership agreement to conform to the terms of the Series E Articles Supplementary and Series M Articles Supplementary. As of March 8, 2023, the Company has issued approximately 16.4 million shares of Series E Preferred Stock and received net proceeds of approximately $369.5 million and issued approximately 2.0 million shares of Series M Preferred Stock and received net proceeds of approximately $47.6 million. The Company also issued approximately 68,000 shares of Series E Preferred Stock and approximately 4,000 shares of Series M Preferred Stock, respectively, pursuant to the dividend reinvestment plan. On February 21, 2023, the Company announced the closing of its offering of the Series E Preferred Stock and Series M Preferred Stock.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of March 8, 2023, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.

On April 21, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the Lincoln Park Purchase Agreement. The issuance of the shares of common stock pursuant to the Lincoln Park Purchase Agreement has been registered pursuant to the Company’s shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. The Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. Upon entering into the Lincoln Park Purchase Agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Lincoln Park Purchase Agreement. As of March 8, 2023, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 8, 2023, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
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
On March 11, 2022, in connection with the acquisition of The Ritz-Carlton Reserve Dorado Beach the Company assumed a $54.0 million mortgage loan. See note 6 to our consolidated financial statements.
On October 27, 2022, the Company amended its $40.0 million mortgage loan secured by the Bardessono Hotel and Spa. Terms of the agreement replaced the variable interest rate of LIBOR + 2.55% with SOFR + 2.65%.
On October 27, 2022, the Company amended its $54.0 million mortgage loan secured by the Ritz-Carlton Lake Tahoe. Terms of the agreement replaced the variable interest rate of LIBOR + 2.10% with SOFR + 2.20%.
On September 29, 2022, the Company amended its $80.0 million mortgage loan secured by the Pier House Resort & Spa. Terms of the agreement replaced the variable interest rate of LIBOR + 1.85% with SOFR + 1.95%.
On December 23, 2022, we entered into a $100 million mortgage loan, secured by the Four Seasons Resort Scottsdale at Troon North. The mortgage loan has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The mortgage loan is interest only and bears interest at a rate of SOFR + 3.75% with a SOFR floor of 1.00%.
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach.
Sources and Uses of Cash
We had approximately $261.5 million and $216.0 million of cash and cash equivalents at December 31, 2022 and December 31, 2021, respectively.
We anticipate using funds to pay for capital expenditures for our 16 hotel properties, estimated to be approximately $80.0 million in fiscal year 2023 and debt interest payments, estimated to be approximately $80.8 million in 2023 based on future payments using the one month LIBOR/SOFR rate as of December 31, 2022. This estimate will fluctuate based on changes in the one-month LIBOR/SOFR rate and any future changes in outstanding indebtedness.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $109.5 million and $64.0 million for the twelve months ended December 31, 2022 and 2021, respectively. Cash flows from operations were impacted by changes in hotel operations of our 13 comparable hotel properties as well as the acquisitions of the Mr. C Beverly Hills Hotel on August 5, 2021, The Ritz-Carlton Reserve Dorado Beach on March 11, 2022 and the Four Seasons Resort Scottsdale on December 1, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.

Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2022, net cash flows used in investing activities were $402.2 million. These cash outflows were primarily attributable to $49.1 million of capital improvements made to various hotel properties, approximately $354.4 million associated with the acquisition of The Ritz-Carlton Reserve Dorado Beach and the Four Seasons Resort Scottsdale and additional investments in OpenKey of $328,000, partially offset by cash inflows of $1.7 million associated with an amendment to a hotel management agreement.
Our capital improvements consisted of approximately $28.0 million of return on investment capital projects and approximately $21.2 million of renewal and replacement capital projects. Return on investment capital projects are designed to improve the positioning of our hotel properties within their markets and competitive sets. Renewal and replacement capital projects are designed to maintain the quality and competitiveness of our hotels.
For the year ended December 31, 2021, net cash flows used in investing activities were $41.7 million. These cash outflows were primarily attributable to $25.6 million of capital improvements made to various hotel properties, approximately $17.6 million associated with the acquisition of the Mr. C Beverly Hills Hotel and earnest money associated with the acquisition of The Ritz-Carlton Reserve Dorado Beach, partially offset by proceeds of $1.8 million from the sale of certain ERFP assets to Ashford Inc. Our capital improvements consisted of approximately $12.8 million of return on investment capital projects and approximately $12.9 million of renewal and replacement capital projects.
Net Cash Flows Provided by Financing Activities. For the year ended December 31, 2022, net cash flows provided by financing activities were $345.1 million. Cash inflows primarily consisted of debt borrowings of $170.5 million, $278.6 million from the issuance of preferred stock and $167,000 of proceeds from in-the-money interest rate caps. The cash inflows were partially offset by repayments of indebtedness of $68.5 million, $20.8 million of dividend and distribution payments, $7.4 million related to payments for stock repurchases, $4.1 million of payments for loan costs and fees, $3.0 million of payments for derivatives, and $499,000 for cash redemptions of Series E and Series M preferred stock.
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
Critical Accounting Policies and Estimates
Our accounting policies are fully described in note 2 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” We believe that the following discussion addresses our most critical accounting policies, representing those policies considered most vital to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, complex judgments and can include significant estimates.
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. There was no impairment charge recorded for the years ended December 31, 2022, 2021 and 2020.
Income Taxes. At December 31, 2022 and 2021, we had a valuation allowance of approximately $18.6 million and $17.3 million, respectively, to partially reserve our deferred tax assets of our TRSs. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2022, we had TRS net operating loss carry forwards for U.S. federal income tax purposes of $68.5 million, of which $50.7 million is subject to expiration and will begin to expire in 2023. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carry forwards subject to expiration may be available to offset future taxable income, if any, for 2023 through 2034, with the remainder available to offset taxable income beyond 2034; however, there could be substantial limitations on their use imposed by the Code. At December 31, 2022, Braemar Hotels & Resorts Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million based on the latest filed tax return. Of this amount, $2.2 million is subject to expiration in in 2033. The remainder is not subject to expiration under the Tax Cuts and Jobs Act. Management determined that it is more likely than not that $18.6 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
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
The impact of adoption on our consolidated statement of operations for the year ended December 31, 2022 resulted in a decrease to net interest expense by approximately $1.1 million relating to the non-cash interest expense associated with amortization of the debt discount. The impact on basic and diluted net loss per share of common stock attributable to common stockholders for the year ended December 31, 2022 was $(0.02).

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The Company applied the optional expedient in evaluating debt modifications converting from LIBOR to SOFR. There was no material impact as a result of this adoption.
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
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, write-off of loan costs and exit fees, gain/loss on insurance settlements, legal, advisory and settlement costs, advisory services incentive fee, other/income expense, stock/unit-based compensation and the Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/ loss on derivatives.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$19,348	$(32,911)	$(124,677)
Interest expense and amortization of loan costs	52,166	30,901	45,104
Depreciation and amortization	78,122	73,762	73,371
Income tax expense (benefit)	4,043	1,324	(4,406)
Equity in (earnings) loss of unconsolidated entity	328	252	217
Company’s portion of EBITDA of OpenKey	(334)	(250)	(214)
EBITDA	153,673	73,078	(10,605)
(Gain) loss on insurance settlement and disposition of assets	—	(696)	(10,149)
EBITDAre	153,673	72,382	(20,754)
Amortization of favorable (unfavorable) contract assets (liabilities)	463	512	834
Transaction and conversion costs	9,679	2,637	1,370
Other (income) expense	(497)	—	5,126
Write-off of loan costs and exit fees	146	1,963	3,920
(Gain) loss on insurance settlements	(55)	—	—
Unrealized (gain) loss on derivatives	(4,464)	(32)	(4,959)
Stock/unit-based compensation	11,285	10,204	7,892
Legal, advisory and settlement costs	2,170	(208)	2,023
Company’s portion of adjustments to EBITDAre of OpenKey	8	7	13
Adjusted EBITDAre	$172,408	$87,465	$(4,535)

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2022. The results of The Ritz-Carlton Reserve Dorado Beach and Four Seasons Resort Scottsdale are included from its acquisition date through December 31, 2022 (in thousands) (unaudited):

	Year Ended December 31, 2022
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Mr. C. Beverly Hills Hotel	The Ritz-Carlton Dorado Beach	Four seasons Resort Scottsdale	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$1,125	$13,162	$2,226	$4,488	$12,377	$2,547	$5,668	$(505)	$(2,872)	$17,641	$5,020	$3,790	$18,920	$(1,390)	$7,583	$933	$90,713	$(71,365)	$19,348
Non-property adjustments (2)	—	—	—	—	—	—	76	(16)	—	—	—	—	(40)	—	—	—	20	(20)	—
Interest income	(55)	(73)	—	—	—	—	—	(5)	(24)	(52)	—	(12)	(8)	—	—	(4)	(233)	233	—
Interest expense	—	—	—	1,674	2,802	2,165	3,228	—	—	4,919	2,017	26	2,557	1,822	1,747	—	22,957	26,753	49,710
Amortization of loan costs	—	—	—	135	307	102	713	—	—	370	150	—	43	167	—	—	1,987	469	2,456
Depreciation and amortization	7,420	4,118	5,975	2,371	2,611	2,046	3,932	8,028	11,226	5,326	3,234	5,406	8,072	2,452	5,124	781	78,122	—	78,122
Income tax expense (benefit)	—	—	—	—	—	—	—	19	—	—	—	—	415	—	333	—	767	3,276	4,043
Non-hotel EBITDA ownership expense (income)	1,684	121	87	459	18	98	3	152	24	2,173	962	7	178	106	100	—	6,172	(6,172)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	10,174	17,328	8,288	9,127	18,115	6,958	13,620	7,673	8,354	30,377	11,383	9,217	30,137	3,157	14,887	1,710	200,505	(46,826)	153,679
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(2,543)	(4,333)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,876)	6,876	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	328	328
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(334)	(334)
Hotel EBITDA attributable to the Company and OP unitholders	$7,631	$12,995	$8,288	$9,127	$18,115	$6,958	$13,620	$7,673	$8,354	$30,377	$11,383	$9,217	$30,137	$3,157	$14,887	$1,710	$193,629	$(39,956)	$153,673
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

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes gain/loss on extinguishment of preferred stock, transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, other income/expense, stock/unit-based compensation, gain/loss on insurance settlements and non-cash items such as deemed dividends on redeemable preferred stock, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third-party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$19,348	$(32,911)	$(124,677)
(Income) loss attributable to noncontrolling interest in consolidated entities	(2,063)	2,650	6,436
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	476	3,597	12,979
Preferred dividends	(21,503)	(8,745)	(10,219)
Deemed dividends on preferred stock	(6,954)	—	—
Gain (loss) on extinguishment of preferred stock	—	(4,595)	—
Net income (loss) attributable to common stockholders	(10,696)	(40,004)	(115,481)
Depreciation and amortization on real estate (1)	75,508	71,072	70,426
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(476)	(3,597)	(12,979)
Equity in (earnings) loss of unconsolidated entity	328	252	217
(Gain) loss on insurance settlement and disposition of assets	—	(696)	(10,149)
Company’s portion of FFO of OpenKey	(333)	(251)	(216)
FFO available to common stockholders and OP unitholders	64,331	26,776	(68,182)
Deemed dividends on preferred stock	6,954	—	—
(Gain) loss on extinguishment of preferred stock	—	4,595	—
Transaction and conversion costs	9,679	2,637	1,370
Other (income) expense	—	—	5,126
Interest expense accretion on refundable membership club benefits	723	772	818
Write-off of loan costs and exit fees	146	1,963	3,920
Amortization of loan costs (1)	2,365	2,121	3,332
(Gain) loss on insurance settlements	(55)	—	—
Unrealized (gain) loss on derivatives	(4,464)	(32)	(4,959)
Stock/unit-based compensation	11,285	10,204	7,892
Legal, advisory and settlement costs	2,170	(208)	2,023
Company’s portion of adjustments to FFO of OpenKey	8	7	13
Adjusted FFO available to common stockholders and OP unitholders	93,142	48,835	$(48,647)
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2022	2021	2020
Depreciation and amortization on real estate	$(2,614)	$(2,690)	$(2,945)
Amortization of loan costs	(91)	(87)	(77)

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
At December 31, 2022, our total indebtedness of approximately $1.3 billion included approximately $1.3 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at December 31, 2022, would be approximately $3.1 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2022, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Braemar Hotels & Resorts Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2023 expressed an adverse opinion thereon.

Change in Accounting Principle

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company changed its method of accounting for convertible debt as of January 1, 2022, due to the adoption of Accounting Standards Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity using the modified retrospective method.

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

Hotel Property Acquisitions

As described in Note 4 to the consolidated financial statements, during the year ended December 31, 2022, the Company acquired a 100% interest in the Ritz-Carlton Reserve Dorado Beach Hotel for $140.9 million, as well as a 100% interest in the

Four Seasons Resort Scottsdale at Troon North for $267.8 million (collectively, the “Acquisitions”). Management utilized various estimates in the determination of the relative fair values for these Acquisitions.

We identified the evaluation of the relative fair values allocated to the investment in hotel properties assets acquired in the Acquisitions as a critical audit matter. Specifically, there was judgment applied by management in determining the relative fair values of the acquired land, hotel buildings and respective improvements, as well as the furniture, fixtures, and equipment. The valuation included making judgments about the methodologies and inputs to the valuation models. Auditing these matters involved especially challenging auditor effort due to the specialized skills and knowledge required to evaluate the valuation methodologies and the reasonableness of the inputs used to determine the relative fair values of the acquired tangible assets.

The primary procedures we performed to address this critical audit matter utilized valuation professionals with specialized knowledge and skills, who assisted in:

•Assessing the appropriateness of the valuation methodologies utilized to determine the relative fair values;
•Evaluating the reasonableness of the assumptions utilized in developing the estimates for determining the relative fair values of the acquired land, hotel buildings and respective improvements, as well as the furniture, fixtures, and equipment; and
•Verifying the mathematical accuracy of the valuation models used by the Company to determine the relative fair values of the acquired tangible assets in the Acquisitions.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 10, 2023

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Investments in hotel properties, gross	$2,325,093	$1,845,078
Accumulated depreciation	(440,492)	(399,481)
Investments in hotel properties, net	1,884,601	1,445,597
Cash and cash equivalents	261,541	215,998
Restricted cash	54,155	47,376
Accounts receivable, net of allowance of $339 and $134, respectively	51,448	23,701
Inventories	5,238	3,128
Prepaid expenses	7,044	4,352
Investment in unconsolidated entity	1,689	1,689
Derivative assets	6,482	139
Operating lease right-of-use assets	79,449	80,462
Other assets	14,621	23,588
Intangible assets, net	3,883	4,261
Due from related parties, net	938	1,770
Due from third-party hotel managers	26,625	27,461
Total assets	$2,397,714	$1,879,522
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,334,130	$1,172,678
Accounts payable and accrued expenses	133,978	96,316
Dividends and distributions payable	8,184	2,173
Due to Ashford Inc.	10,005	1,474
Due to third-party hotel managers	2,096	610
Operating lease liabilities	60,692	60,937
Other liabilities	22,343	20,034
Derivative liabilities	284	1,435
Total liabilities	1,571,712	1,355,657
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at December 31, 2022 and December 31, 2021	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 12,656,529 and 1,710,399 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	291,076	39,339
Series M redeemable preferred stock, $0.01 par value, 1,428,332 and 29,044 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	35,182	715
Redeemable noncontrolling interests in operating partnership	40,555	36,087
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at December 31, 2022 and December 31, 2021	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 69,919,065 and 65,365,470 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	699	653
Additional paid-in capital	734,134	707,418
Accumulated deficit	(324,740)	(309,240)
Total stockholders’ equity of the Company	410,109	398,847
Noncontrolling interest in consolidated entities	(16,346)	(16,549)
Total equity	393,763	382,298
Total liabilities and equity	$2,397,714	$1,879,522
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Rooms	$431,515	$280,568	$136,265
Food and beverage	159,241	90,299	50,263
Other	78,829	56,675	40,446
Total hotel revenue	669,585	427,542	226,974
EXPENSES
Hotel operating expenses:
Rooms	94,410	59,818	38,054
Food and beverage	125,555	75,177	46,246
Other expenses	205,373	138,914	98,467
Management fees	20,149	13,117	7,210
Total hotel operating expenses	445,487	287,026	189,977
Property taxes, insurance and other	30,766	34,997	28,483
Depreciation and amortization	78,122	73,762	73,371
Advisory services fee	28,847	22,641	18,486
(Gain) loss on legal settlements	(114)	(917)	—
Transaction costs	—	563	—
Corporate general and administrative	18,084	8,717	6,657
Total expenses	601,192	426,789	316,974
Gain (loss) on insurance settlement and disposition of assets	—	696	10,149
OPERATING INCOME (LOSS)	68,393	1,449	(79,851)
Equity in earnings (loss) of unconsolidated entity	(328)	(252)	(217)
Interest income	2,677	48	176
Other income (expense)	—	—	(5,126)
Interest expense and amortization of discounts and loan costs	(52,166)	(30,901)	(45,104)
Write-off of loan costs and exit fees	(146)	(1,963)	(3,920)
Realized and unrealized gain (loss) on derivatives	4,961	32	4,959
INCOME (LOSS) BEFORE INCOME TAXES	23,391	(31,587)	(129,083)
Income tax (expense) benefit	(4,043)	(1,324)	4,406
NET INCOME (LOSS)	19,348	(32,911)	(124,677)
(Income) loss attributable to noncontrolling interest in consolidated entities	(2,063)	2,650	6,436
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	476	3,597	12,979
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	17,761	(26,664)	(105,262)
Preferred dividends	(21,503)	(8,745)	(10,219)
Deemed dividends on preferred stock	(6,954)	—	—
Gain (loss) on extinguishment of preferred stock	—	(4,595)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,696)	$(40,004)	$(115,481)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.15)	$(0.76)	$(3.39)
Weighted average common shares outstanding – basic	69,687	52,684	33,998
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.15)	$(0.76)	$(3.39)
Weighted average common shares outstanding – diluted	69,687	52,684	33,998
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
NET INCOME (LOSS)	$19,348	$(32,911)	$(124,677)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	19,348	(32,911)	(124,677)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(2,063)	2,650	6,436
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	476	3,597	12,979
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$17,761	$(26,664)	$(105,262)
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	1,600	$16	32,885	$329	$519,551	$(150,629)	$(6,013)	$363,254	5,008	$106,920	—	$—	—	$—	$41,570
Purchase of common stock	—	—	(47)	—	(155)	—	—	(155)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,746	—	—	5,746	—	—	—	—	—	—	2,146
Issuance of restricted shares/units	—	—	379	3	(3)	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(10)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred shares	—	—	—	—	—	—	—	—	23	29	—	—	—	—	—
Issuance of common stock	—	—	4,729	47	13,280	—	—	13,327	—	—	—	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	202	—	202	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(6,919)	—	(6,919)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,639)	(2,639)	—	—	—	—	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	270
Redemption/conversion of operating partnership units	—	—	339	3	3,451	—	—	3,454	—	—	—	—	—	—	(3,454)
Net income (loss)	—	—	—	—	—	(105,262)	(6,436)	(111,698)	—	—	—	—	—	—	(12,979)
Redemption value adjustment	—	—	—	—	—	(102)	—	(102)	—	—	—	—	—	—	102
Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	—	$—	—	$—	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	6,891	—	—	6,891	—	—	—	—	—	—	3,292
Issuance of common stock	—	—	18,243	183	102,134	—	—	102,317	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	1,710	36,211	29	582	—
Issuance of restricted shares/units	—	—	764	8	(8)	—	—	—	—	—	—	—	—	—	—
Issuance of common units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,175
Forfeiture of restricted common shares	—	—	(26)	—	—	—	—	—	—	—	—	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	143	—	143	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(4,747)	—	(4,747)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.00/share)	—	—	—	—	—	(683)	—	(683)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.85/share)	—	—	—	—	—	(15)	—	(15)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	1,189	1,189	—	—	—	—	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	38
Redemption/conversion of operating partnership units	—	—	868	9	4,575	—	—	4,584	—	—	—	—	—	—	(4,584)
Net income (loss)	—	—	—	—	—	(26,664)	(2,650)	(29,314)	—	—	—	—	—	—	(3,597)
Extinguishment of preferred stock	—	—	7,291	71	46,047	(4,595)	—	41,523	(1,953)	(41,523)	—	—	—	—	—
Equity component of Convertible Senior Notes	—	—	—	—	6,257	—	—	6,257	—	—	—	—	—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(3,261)	—	(3,261)	—	—	—	3,128	—	133	—
Redemption value adjustment	—	—	—	—	—	(108)	—	(108)	—	—	—	—	—	—	108
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Purchase of common stock	—	—	(1,773)	(17)	(7,448)	—	—	(7,465)	—	—	—	—	—	—	—
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	(5,601)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,475	—	—	5,475	—	—	—	—	—	—	5,810
Issuance of common stock	—	—	6,000	60	34,944	—	—	35,004	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	10,961	245,827	1,404	33,922	—
Issuance of restricted shares/units	—	—	349	3	2	—	—	5	—	—	—	—	—	—	—

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Forfeiture of restricted common shares	—	—	(22)	—	—	—	—	—	—	—	—	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	7	—	7	—	—	—	—	—	—	—
Dividends declared - common stock - ($0.08/share)	—	—	—	—	—	(5,672)	—	(5,672)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.3750/share)	—	—	—	—	—	(4,233)	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.0625/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.97/share)	—	—	—	—	—	(12,694)	—	(12,694)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.05/share)	—	—	—	—	—	(1,276)	—	(1,276)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	164	164	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,024)	(2,024)	—	—	—	—	—	—	(665)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4
Net income (loss)	—	—	—	—	—	17,761	2,063	19,824	—	—	—	—	—	—	(476)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	(14)	(365)	(5)	(134)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(6,954)	—	(6,954)	—	—	—	6,275	—	679	—
Redemption value adjustment	—	—	—	—	—	205	—	205	—	—	—	—	—	—	(205)
Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,348	$(32,911)	$(124,677)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	78,122	73,762	73,371
Equity-based compensation	11,285	10,183	7,892
Bad debt expense	838	436	727
Amortization of loan costs, discounts and capitalized default interest	(816)	(205)	854
Write-off of loan costs and exit fees	146	1,963	3,920
Amortization of intangibles	474	512	834
Amortization of non-refundable membership initiation fees	(1,470)	(1,029)	(440)
Interest expense accretion on refundable membership club deposits	723	772	818
(Gain) loss on insurance settlement and disposition of assets	—	(696)	(10,149)
Realized and unrealized (gain) loss on derivatives	(4,961)	(32)	(24)
Net settlement of trading derivatives	—	—	698
Equity in (earnings) loss of unconsolidated entity	328	252	217
Deferred income tax expense (benefit)	51	(174)	(956)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	(9,088)	(11,036)	4,057
Prepaid expenses and other assets	(501)	(793)	(1,460)
Accounts payable and accrued expenses	1,650	35,976	(10,499)
Operating lease right-of-use assets	588	574	541
Due to/from related parties, net	832	(779)	(440)
Due to/from third-party hotel managers	2,590	(15,491)	4,075
Due to/from Ashford Inc.	8,249	720	(1,674)
Operating lease liabilities	(294)	(268)	(223)
Other liabilities	1,389	2,214	2,251
Net cash provided by (used in) operating activities	109,483	63,950	(50,287)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	36	—	9,037
Net proceeds from disposition of assets	—	1,816	—
Proceeds from hotel management agreement amendment	1,667	—	—
Acquisition of hotel properties, net of cash and restricted cash acquired	(354,445)	(17,615)	—
Investment in unconsolidated entity	(328)	(233)	(26)
Improvements and additions to hotel properties	(49,148)	(25,644)	(25,552)
Net cash provided by (used in) investing activities	(402,218)	(41,676)	(16,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	170,500	83,231	109,317
Repayments of indebtedness	(68,500)	(84,224)	(47,822)
Payments of loan costs and exit fees	(4,080)	(1,898)	(6,485)
Payments for derivatives	(3,030)	(200)	(92)
Proceeds from derivatives	167	—	—
Purchase of common stock	(7,411)	(376)	(263)
Payments for dividends and distributions	(20,763)	(9,088)	(16,154)
Proceeds from issuance of preferred stock	278,621	36,855	474
Proceeds from issuance of common stock	—	102,461	13,259
Common stock offering costs	(112)	—	—
Contributions from noncontrolling interest in consolidated entities	164	1,189	—
Distributions to noncontrolling interest in consolidated entities	—	—	(2,639)
Redemption of preferred stock	(499)	—	—
Net cash provided by (used in) financing activities	345,057	127,950	49,595
Net change in cash, cash equivalents and restricted cash	52,322	150,224	(17,233)
Cash, cash equivalents and restricted cash at beginning of period	263,374	113,150	130,383
Cash, cash equivalents and restricted cash at end of period	$315,696	$263,374	$113,150

	Year Ended December 31,
	2022	2021	2020

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$48,901	$31,635	$27,900
Income taxes paid (refunded)	1,239	(14)	140
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,184	$2,173	$2,736
Common stock purchases accrued but not paid	54	—	28
Issuance of common units for hotel acquisition	—	13,175	—
Issuance of warrants in hotel acquisition	—	1,528	—
Assumption of debt in hotel acquisition	58,601	49,815	—
Capital expenditures accrued but not paid	6,702	4,564	8,993
Issuance of common stock for hotel acquisition	35,040	—	—
Non-cash loan proceeds associated with accrued interest	—	—	2,229
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	2,024	—	—
Non-cash loan principal associated with default interest and late charges	—	—	9,859
Non-cash extinguishment of preferred stock	—	41,523	—
Issuance of common stock from preferred stock exchange	—	46,118	—
Accrued common stock offering expense	—	76	—
Unsettled common stock offering proceeds	—	—	68
Accrued preferred stock offering expenses	23	101	—
Non-cash preferred stock dividends	1,050	39	—
Non-cash common stock dividends	5	—	—
Unsettled proceeds from derivatives	330	—	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$215,998	$78,606	$71,995
Restricted cash at beginning of period	47,376	34,544	58,388
Cash, cash equivalents and restricted cash at beginning of period	$263,374	$113,150	$130,383

Cash and cash equivalents at end of period	$261,541	$215,998	$78,606
Restricted cash at end of period	54,155	47,376	34,544
Cash, cash equivalents and restricted cash at end of period	$315,696	$263,374	$113,150
See Notes to Consolidated Financial Statements.

Table of Contents
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022, 2021 and 2020

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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Hotels, a subsidiary of Ashford Inc., manages four of our 16 hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory and brokerage services, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services and mobile key technology.
The accompanying consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of December 31, 2022, own 16 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 4,181 total rooms, or 3,946 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of December 31, 2022, 15 of our 16 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations.
As of December 31, 2022, 13 of the 16 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
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
•on March 11, 2022, we acquired The Ritz-Carlton Reserve Dorado Beach hotel located in Dorado, Puerto Rico. The operating results of the hotel property have been included in the results of operations from its acquisition date; and
•on December 1, 2022, we acquired the Four Seasons Resort Scottsdale. The operating results of the hotel property have been included in the results of operations from its acquisition date.
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
Investment in Unconsolidated Entity—As of December 31, 2022, we held a 7.9% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the years ended December 31, 2022, 2021 and 2020. See note 5.
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
Derivative Instruments—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in LIBOR (London Interbank Offered Rate), SOFR (Secured Overnight Financing Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors and flooridors.
All derivatives are recorded at fair value in accordance with the applicable authoritative accounting guidance. None of our derivative instruments are designated as cash flow hedges. Interest rate derivatives are reported as “derivative assets” in our consolidated balance sheets. For interest rate derivatives and credit default swaps, changes in fair value and realized gains and losses are recognized in earnings as “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations. Accrued interest on interest rate derivatives is included in “accounts receivable, net” in the consolidated balance sheets.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at December 31, 2022 and 2021, and is reported in equity in our consolidated balance sheets.
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
Revenue Recognition—Rooms revenue represents revenues from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2022 and 2021 was $46.0 million and $31.8 million, respectively, and are generally recognized as revenue within a one-year period. These are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2022, 2021 and 2020, we incurred advertising costs of $6.5 million, $4.0 million and $2.1 million, respectively. Advertising costs are included in “other” hotel expenses in our consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. The 2020 PSU and Performance LTIP unit grants to certain executive officers vest based on time and market conditions and were measured at the grant date fair value based on a Monte Carlo simulation valuation model.
With respect to the 2021 and 2022 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
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
The entities that own 15 of our 16 hotel properties are considered partnerships for U.S. federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. The partnerships’ revenues and expenses pass through to and are taxed on the owners. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Puerto Rico and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the 16 hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be TRSs of Braemar.
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
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
The impact of adoption on our consolidated statement of operations for the year ended December 31, 2022 resulted in a decrease to net interest expense by approximately $1.1 million relating to the non-cash interest expense associated with amortization of the debt discount. The impact on basic and diluted net loss per share of common stock attributable to common stockholders for the year ended December 31, 2022 was $(0.02).
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. The Company applied the optional expedient in evaluating debt modifications converting from LIBOR to SOFR. There was no material impact as a result of this adoption.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$134,635	$45,952	$19,152	$199,739
Puerto Rico	1	38,077	14,238	8,931	61,246
Arizona	1	3,107	1,430	657	5,194
Colorado	1	25,253	16,397	8,965	50,615
Florida	2	73,629	34,068	24,771	132,468
Illinois	1	24,829	7,150	1,656	33,635
Pennsylvania	1	22,237	4,121	1,178	27,536
Washington	1	21,445	3,619	1,321	26,385
Washington, D.C.	1	29,877	13,276	1,960	45,113
USVI	1	58,426	18,990	10,238	87,654
Total	16	$431,515	$159,241	$78,829	$669,585

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$91,283	$27,205	$12,938	$131,426
Colorado	1	17,303	10,936	7,945	36,184
Florida	2	65,974	27,148	21,094	114,216
Illinois	1	14,422	3,418	1,153	18,993
Pennsylvania	1	11,889	1,493	776	14,158
Washington	1	15,105	1,632	1,578	18,315
Washington, D.C.	1	9,773	3,014	1,142	13,929
USVI	1	54,819	15,453	10,049	80,321
Total	14	$280,568	$90,299	$56,675	$427,542

	Year Ended December 31, 2020
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$46,291	$13,573	$8,056	$67,920
Colorado	1	12,847	6,178	6,529	25,554
Florida	2	33,829	17,009	14,446	65,284
Illinois	1	5,979	1,293	610	7,882
Pennsylvania	1	7,349	1,227	424	9,000
Washington	1	5,604	797	620	7,021
Washington, D.C.	1	7,595	3,519	1,604	12,718
USVI	1	16,771	6,667	8,157	31,595
Total	13	$136,265	$50,263	$40,446	$226,974
For the year ended December 31, 2020, the Company recorded revenue from business interruption losses associated with lost profits from Hurricane Irma of $4.0 million. This revenue is included in “other” hotel revenue in our consolidated statement of operations. There was no such revenue recorded for the years ended December 31, 2022 and 2021 as the insurance claim was fully settled in 2020.
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Land	$630,489	$480,530
Buildings and improvements	1,511,949	1,215,810
Furniture, fixtures and equipment	147,019	123,954
Construction in progress	22,890	12,038
Residences	12,746	12,746
Total cost	2,325,093	1,845,078
Accumulated depreciation	(440,492)	(399,481)
Investments in hotel properties, net	$1,884,601	$1,445,597
For the years ended December 31, 2022, 2021 and 2020, depreciation expense was $78.0 million, $73.0 million and $72.8 million, respectively.
Impairment Charges and Insurance Recoveries
For the year ended December 31, 2020, the Company received proceeds of $14.5 million from our insurance carriers for property damage and business interruption from Hurricane Irma. In September 2020, the Company reached a final settlement with its insurance carriers related to Hurricane Irma. Upon settlement, the Company recorded a gain of $10.1 million as the proceeds received exceeded the carrying value of the hotel property at the time of the loss.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the year ended December 31, 2021, we recognized a gain of $481,000 associated with proceeds received from an insurance claim. There was no such gain recognized for the year ended December 31, 2022.
During the years ended December 31, 2022, 2021 and 2020, no impairment charges were recorded.
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
The results of operations of the hotel property have been included in our results of operations from the acquisition date. The table below summarizes the total revenue and net income (loss) in our consolidated statements of operations for the year ended December 31, 2022:

Year Ended December 31, 2022
Total revenue	$61,246
Net income (loss)	7,583
Four Seasons Resort Scottsdale
On December 1, 2022, the Company acquired a 100% interest in the 210-room Four Seasons Resort Scottsdale at Troon North in Scottsdale, Arizona. The total consideration for the acquisition was $267.8 million.
We accounted for this acquisition as an asset acquisition because substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets. The cost of the acquisition including transaction costs of approximately $538,000, was allocated to the individual assets acquired and liabilities assumed on a relative fair value basis, which is considered a Level 3 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisition (in thousands):

Land	$70,248
Buildings and improvements	181,560
Furniture, fixtures and equipment	16,050
Investments in hotel properties	267,858
Inventories	480
$268,338
Net other assets (liabilities)	$(691)
The results of operations of the hotel property have been included in our results of operations from the acquisition date. The table below summarizes the total revenue and net income (loss) in our consolidated statements of operations for the year ended December 31, 2022:

Year Ended December 31, 2022
Total revenue	$5,194
Net income (loss)	934
5. Investment in Unconsolidated Entity
OpenKey is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. In 2018, the Company made an initial investment in OpenKey, which is controlled and consolidated by Ashford Inc., for an initial 8.2% ownership interest. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors. In 2022, the Company made additional investments in OpenKey of approximately $328,000. As of December 31, 2022, the Company has made investments in OpenKey totaling $2.9 million.
Our investment is recorded as “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the years ended December 31, 2022, 2021 and 2020.
The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2022	December 31, 2021
Carrying value of the investment in OpenKey (in thousands)	$1,689	$1,689
Ownership interest in OpenKey	7.9%	7.8%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Equity in earnings (loss) of unconsolidated entity	$(328)	$(252)	$(217)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (13)	Interest Rate	December 31, 2022		December 31, 2021
					Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	April 2022	April 2022	LIBOR (1) + 3.00%	$—	$—	$67,500	$137,718
Mortgage loan (4)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	98,500	162,134	99,500	162,621
Mortgage loan (4)	Hotel Yountville	May 2023	May 2023	LIBOR (1) + 2.55%	51,000	84,180	51,000	85,847
Mortgage loan (5)	The Notary Hotel	June 2023	June 2025	LIBOR (1) + 2.16%	435,000	403,896	435,000	417,109
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (4)(6)	Bardessono Hotel and Spa	August 2023	August 2023	LIBOR (1) + 2.55%	—	—	40,000	53,413
Mortgage loan (6)	Bardessono Hotel and Spa	August 2023	August 2023	SOFR (2) + 2.65%	40,000	51,514	—	—
Mortgage loan (7)	The Ritz-Carlton St. Thomas	August 2023	August 2024	LIBOR (1) + 3.95%	42,500	119,492	42,500	124,114
Mortgage loan (4)(8)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	LIBOR (1) + 2.10%	—	—	54,000	112,713
Mortgage loan (8)	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	SOFR (2) + 2.20%	54,000	112,777	—	—
Mortgage loan	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,000	194,770	195,000	193,194
	Hilton La Jolla Torrey Pines
Mortgage loan (3)	Park Hyatt Beaver Creek Resort & Spa	February 2024	February 2027	SOFR (2) + 2.86%	70,500	139,830	—	—
Mortgage loan (9)	The Ritz-Carlton Reserve Dorado Beach	March 2024	March 2026	LIBOR (1) + 6.00%	54,000	193,367	—	—
Mortgage loan (10)	Mr. C Beverly Hills Hotel	August 2024	August 2024	LIBOR (1) + 3.60%	30,000	71,820	30,000	73,587
Mortgage loan (4) (11)	Pier House Resort & Spa	September 2024	September 2024	LIBOR (1) + 1.85%	—	—	80,000	85,281
Mortgage loan (11)	Pier House Resort & Spa	September 2024	September 2024	SOFR (2) + 1.95%	80,000	83,361	—	—
Mortgage loan (12)	Four Seasons Resort Scottsdale	December 2025	December 2027	SOFR (2) + 3.75%	100,000	267,460	—	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	—	86,250	—
					1,336,750	$1,884,601	1,180,750	$1,445,597
Capitalized default interest and late charges, net					1,934		3,904
Deferred loan costs, net					(5,054)		(3,538)
Premiums/(discounts), net					500		(8,438)
Indebtedness, net					$1,334,130		$1,172,678
__________________
(1)LIBOR rates were 4.392% and 0.101% at December 31, 2022 and December 31, 2021, respectively.
(2)SOFR rate was 4.358% at December 31, 2022.
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
(6)On October 27, 2022, we amended this mortgage loan. Terms of the agreement replaced the variable interest rate of LIBOR + 2.55% with SOFR + 2.65%.
(7)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in August 2022. This mortgage loan has a LIBOR floor of 1.00%.
(8)On October 27, 2022, we amended this mortgage loan. Terms of the agreement replaced the variable interest rate of LIBOR + 2.10% with SOFR + 2.20%.
(9)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a LIBOR floor of 0.75%.
(10)This mortgage loan has a LIBOR floor of 1.50%.
(11)On September 29, 2022, we amended this mortgage loan. Terms of the agreement replaced the variable interest rate of LIBOR + 1.85% with SOFR + 1.95%.
(12)On December 23, 2022, we entered into a new $100 million mortgage loan with a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of SOFR + 3.75%. This mortgage loan has a SOFR floor of 1.00%.
(13)The final maturity date assumes all available extensions options will be exercised.
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
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
amount of default interest and late charges capitalized into indebtedness for the year ended December 31, 2020 was $9.9 million. The amount of principal amortization was approximately $2.0 million, $3.4 million and $2.6 million, respectively, for the years ended December 31, 2022, 2021 and 2020. On March 11, 2022, in connection with the acquisition of The Ritz-Carlton Reserve Dorado Beach, the Company assumed a $54 million mortgage loan. See note 4.
On December 23, 2022, the Company entered into a new $100 million mortgage loan associated with Four Seasons Resort Scottsdale with a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions. The new mortgage loan is interest only and bears interest at a rate of SOFR + 3.75%. This mortgage loan has a SOFR floor of 1.00%.
Convertible Senior Notes
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. The Company recorded coupon interest expense of $3.9 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively.
Upon issuance of the Convertible Senior Notes, the Company separated the Convertible Senior Notes into liability and equity components. The initial carrying amount of the liability component was calculated using a discount rate of 7.1%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Senior Notes. The $6.3 million carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the net proceeds of the Convertible Senior Notes. The amount recorded in equity was not subject to remeasurement or amortization. The initial discount of $9.3 million was accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Senior Notes. The Company recorded discount amortization of $553,000 and $974,000 related to the initial purchase discount for the years ended December 31, 2022 and 2021, with the remaining discount balance to be amortized through June 2026.
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
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2022, we were in compliance with all covenants.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Maturities and scheduled amortization of indebtedness as of December 31, 2022, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2023	$667,000
2024	483,500
2025	100,000
2026	86,250
2027	—
Thereafter	—
Total	$1,336,750
7. Derivative Instruments
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows, which include interest rate caps. All derivatives are recorded at fair value. Payments from counterparties on in-the money interest rate caps are recognized as realized gains on our consolidated statements of operations.
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Year Ended December 31,
Interest rate caps:(1)	2022	2021	2020
Notional amount (in thousands)	$776,500	$882,500	$602,500
Strike rate low end of range	3.50%	0.75%	3.00%
Strike rate high end of range	4.50%	4.00%	4.00%
Effective date range	February 2022 - December 2022	January 2021 - September 2021	March 2020 - June 2020
Termination date range	May 2023 -January 2025	February 2022 - August 2024	April 2021 - June 2021
Total cost of interest rate caps (in thousands)	$3,030	$200	$92
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	December 31, 2022	December 31, 2021
Notional amount (in thousands)	$960,500	$882,500
Strike rate low end of range	2.00%	0.75%
Strike rate high end of range	4.50%	4.00%
Termination date range	January 2023 - January 2025	February 2022 - August 2024
Aggregate principal balance on corresponding mortgage loans (in thousands)	$959,000	$857,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Mr. C Beverly Hills Hotel and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrant by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflect the fair market value of the Company’s common stock. As of December 31, 2022, no warrants have been exercised.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In applying the guidance in ASC 815, it was determined that the warrants should be classified as a liability as a result of certain settlement provisions. The warrants are included in derivative liabilities on the consolidated balance sheets and changes in value are reported as a component of “realized and unrealized gain (loss) on derivatives” on the consolidated statements of operations. This is a Level 2 valuation technique.
8. Fair Value Measurements
Fair Value Hierarchy—Our financial instruments measured at fair value either on a recurring or a non-recurring basis are classified in a hierarchy for disclosure purposes consisting of three levels based on the observability of inputs in the marketplace as discussed below:
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
The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rise above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR/SOFR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2022, the LIBOR/SOFR interest rate forward curve (Level 2 inputs) assumed an uptrend from 4.392% to 4.790% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$6,482	$—	$6,482
Total	$—	$6,482	$—	$6,482	(1)
Liabilities
Derivative liabilities:
Warrants	—	(284)	—	(284)	(2)
Net	$—	$6,198	$—	$6,198

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$139	$—	$139
	$—	$139	$—	$139	(1)
Liabilities
Derivative liabilities:
Warrants	—	(1,435)	—	(1,435)	(2)
Net	$—	$(1,296)	$—	$(1,296)
__________________
(1)Reported as “derivative assets” in our consolidated balance sheets.
(2)Reported as “derivative liabilities” in our consolidated balance sheets.

Effect of Fair Value Measured Assets and Liabilities on Consolidated Statements of Operations
The following table summarizes the effect of fair value measured assets and liabilities on our consolidated statements of operations (in thousands):

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2022		2021		2020
Assets
Derivative assets:
Interest rate derivatives - caps	$3,810		$(62)		$(93)
Credit default swaps	—		—		117	(2)
Total derivative assets	$3,810		$(62)		$24
Total	$3,810		$(62)		$24
Liabilities
Derivative liabilities:
Warrants	$1,151		$94		$—
Net	$4,961		$32		$24

Total combined
Interest rate derivatives - floors	$—		$—		$3,615
Interest rate derivatives - caps	3,313		(62)		(93)
Credit default swaps	—		—		1,437
Warrants	1,151		94		—
Unrealized gain (loss) on derivatives	$4,464	(1)	$32	(1)	$4,959	(1)
Realized gain (loss) on interest rate caps	497	(1) (4)	—		—
Realized gain (loss) on credit default swaps	—		—		(1,320)	(3)
Realized gain (loss) on interest rate floors	—		—		(3,615)	(3)
Net	$4,961		$32		$24
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)Excludes costs associated with credit default swaps of $191,000 for the year ended December 31, 2020, which is included in “other income (expense)” in our consolidated statements of operations.
(3)Included in “other income (expense)” in our consolidated statements of operations.
(4)Represents settled and unsettled payments from counterparties on interest rate caps.
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$6,482	$6,482	$139	$139
Financial liabilities measured at fair value:
Derivative liabilities	$284	$284	$1,435	$1,435
Financial assets not measured at fair value:
Cash and cash equivalents	$261,541	$261,541	$215,998	$215,998
Restricted cash	54,155	54,155	47,376	47,376
Accounts receivable, net	51,448	51,448	23,701	23,701
Due from related parties, net	938	938	1,770	1,770
Due from third-party hotel managers	26,625	26,625	27,461	27,461
Financial liabilities not measured at fair value:
Indebtedness	$1,337,250	$1,229,671 to $1,359,110	$1,172,312	$1,022,408 to $1,130,029
Accounts payable and accrued expenses	133,978	133,978	96,316	96,316
Dividends and distributions payable	8,184	8,184	2,173	2,173
Due to Ashford Inc., net	10,005	10,005	1,474	1,474
Due to third-party hotel managers	2,096	2,096	610	610
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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 92.0% to 101.6% of the carrying value of $1.3 billion at December 31, 2022, and approximately 87.2% to 96.4% of the carrying value of $1.2 billion at December 31, 2021. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$17,761	$(26,664)	$(105,262)
Less: Dividends on preferred stock	(21,503)	(8,745)	(10,219)
Less: Deemed dividends on preferred stock	(6,954)	—	—
Less: Dividends on common stock	(5,598)	—	—
Less: Loss on extinguishment of preferred stock - Series B	—	(4,595)	—
Less: Dividends on unvested performance stock units	(36)	—	—
Add: Claw back of dividends on cancelled performance stock units	7	143	202
Less: Dividends on unvested restricted shares	(38)	—	—
Undistributed net income (loss) allocated to common stockholders	$(16,361)	$(39,861)	(115,279)
Add back: Dividends on common stock	5,598	—	—
Distributed and undistributed net income (loss) - basic and diluted	$(10,763)	$(39,861)	$(115,279)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	69,687	52,684	33,998

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.15)	$(0.76)	$(3.39)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.15)	$(0.76)	$(3.39)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$38	$—	$—
Income (loss) allocated to unvested performance stock units	30	—	—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(476)	(3,597)	(12,979)
Dividends on preferred stock - Series B	4,233	4,747	6,919
Loss on extinguishment of preferred stock - Series B	—	4,595	—
Interest expense on Convertible Senior Notes	4,435	3,378	—
Dividends on preferred stock - Series E (inclusive of deemed dividends)	18,969	683	—
Dividends on preferred stock - Series M (inclusive of deemed dividends)	1,955	15	—
Total	$29,184	$9,821	$(6,060)
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	39	99	22
Effect of unvested performance stock units	—	—	—
Effect of assumed conversion of operating partnership units	5,907	4,980	3,923
Effect of assumed conversion of preferred stock - Series B	4,116	4,614	6,728
Effect of assumed conversion of exchanged preferred stock - Series B	—	364	—
Effect of contingently issuable shares	1	—	—
Effect of assumed conversion of Convertible Senior Notes	13,609	8,450	—
Effect of assumed conversion of preferred stock - Series E	34,730	1,345	—
Effect of assumed conversion of preferred stock - Series M	3,366	32	—
Total	61,768	19,884	10,673

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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. As of December 31, 2022, there were approximately 2.0 million Performance LTIP units, representing 200% of the target, outstanding.
With respect to the 2020 award agreements, the number of Performance LTIP units to be earned ranged from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the Performance LTIP units are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition. During the year end December 31, 2022, approximately 113,000 Performance LTIP units granted in 2020 were canceled due to the market conditions criteria not being met.
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
As of December 31, 2022, we have issued a total of approximately 3.5 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 569,000 LTIP units and 840,000 Performance LTIP units issued from March 2015 to May 2021, had reached full economic parity with, and are convertible into, common units.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Year Ended December 31,
Type	Line Item	2022	2021	2020
Performance LTIP units	Advisory services fee	$4,301	$1,765	$884
LTIP units	Advisory services fee	1,229	1,372	1,142
LTIP units	Corporate, general and administrative	28	12	—
LTIP units - independent directors	Corporate, general and administrative	252	164	120
Total		$5,810	$3,313	$2,146
The unamortized cost of the unvested Performance LTIP units of approximately $7.0 million at December 31, 2022 will be expensed over a period of 2.0 years with a weighted average period of 1.6 years. The unamortized cost of the unvested LTIP units of approximately $1.3 million at December 31, 2022, will be amortized over a period of 1.2 years with a weighted average period of 1.2 years.
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Units outstanding at beginning of year	7,158	4,277	4,538
LTIP units issued	44	469	129
Performance LTIP units issued	1,194	840	160
Common units issued for hotel acquisition	—	2,500	—
Units redeemed for shares of common stock	—	(868)	(339)
Performance LTIP units cancelled	(113)	(60)	(211)
Units outstanding at end of year	8,283	7,158	4,277
Units convertible/redeemable at end of year	5,841	5,533	3,823
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	December 31, 2022	December 31, 2021
Redeemable noncontrolling interests in Braemar OP	$40,555	$36,087
Adjustments to redeemable noncontrolling interests (1)	$70	$275
Ownership percentage of operating partnership	7.69%	8.83%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$476	$3,597	$12,979
Distributions declared to holders of common units, LTIP units and Performance LTIP units	665	—	—
Performance LTIP dividend claw back upon cancellation	(4)	(38)	(270)
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Year Ended December 31,
	2022	2021		2020
Common units converted to common stock	—	868		339
Fair value of common units converted	$—	$4,122	(2)	$390	(1)
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common stock dividends declared	$5,665	$—	$—
8.25% Series D Cumulative Preferred Stock—At December 31, 2022 and 2021, there were 1.6 million shares of 8.25% Series D cumulative preferred stock outstanding. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). In general, Series D cumulative preferred stockholders have no voting rights.
The Series D Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2022	2021	2020
Series D Cumulative Preferred Stock	$3,300	$3,300	$3,300
Stock Repurchases—On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the year ended December 31, 2022, we repurchased 1.5 million shares of our common stock for approximately $6.1 million. No shares were repurchased under any stock repurchase program during the years ended December 31, 2021 and 2020. As of December 31, 2022, $18.9 million remains authorized by the board of directors pursuant to the December 7, 2022 approval. See note 22.
We repurchased approximately 262,000, 50,000 and 47,000 shares of our common stock in 2022, 2021 and 2020, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million.
As of December 31, 2022, the Company has sold approximately 7.4 million shares of common stock and received net proceeds of approximately $30.5 million under this program.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common shares issued	—	2,711	4,729
Gross proceeds received	$—	$16,119	$14,717
Commissions	—	202	184
Net proceeds	$—	$15,917	$14,533
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of December 31, 2022, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
The issuance activity under the SEDA is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Common shares sold to YA	—	1,700
Proceeds received	$—	$10,000
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
As of December 31, 2022, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The issuance activity under the Lincoln Park Purchase Agreement is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Common shares sold to Lincoln Park	—	766
Additional commitment shares	—	15
Total common shares issued to Lincoln Park	—	781

Proceeds received	$—	$4,217
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
As of December 31, 2022, all shares of common stock under the Virtu May 2021 EDA have been sold.
The issuance activity under the Virtu May 2021 EDA is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Common shares issued	—	8,339
Gross proceeds received	$—	$50,000
Commissions	—	500
Net proceeds	$—	$49,500
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu Americas LLC (“Virtu”) to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale.
As of December 31, 2022, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
The issuance activity under the Virtu July 2021 EDA is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Common shares issued	—	4,712
Gross proceeds received	$—	$24,020
Commissions	—	240
Net proceeds	$—	$23,780
Noncontrolling Interest in Consolidated Entities—A partner has a noncontrolling ownership interest of 25% in two hotel properties with a total carrying value of $(16.3) million and $(16.5) million at December 31, 2022 and 2021, respectively.
The following table summarizes the (income) loss allocated to the noncontrolling interest in consolidated entities (in thousands):

	Year Ended December 31,
	2022	2021	2020
(Income) loss from consolidated entities attributable to noncontrolling interests	$(2,063)	$2,650	$6,436

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Redeemable Preferred Stock
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
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. As of December 31, 2022, we have sold approximately 65,000 shares of our Series B Convertible Preferred Stock and received proceeds of approximately $1.2 million under this program.
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Series B Convertible Preferred Stock shares issued	—	—	23
Gross proceeds received	$—	$—	$439
Commissions	—	—	7
Net proceeds	$—	$—	$432

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
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2022	2021	2020
Series B Convertible Preferred Stock	$4,233	$4,747	$6,919
During the year ended December 31, 2021, Braemar entered into privately negotiated exchange agreements with certain holders of the Series B Convertible Preferred Stock, in reliance on Section 3(a)(9) of the Securities Act.
The table below summarizes the activity (in thousands):

	Year Ended December 31, 2021
	Preferred Shares Tendered	Common Shares Issued
Series B Convertible Preferred Stock	1,953	7,291
There were no preferred stock exchanges for the year ended December 31, 2022.
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Series E Preferred Stock shares issued (1)	10,914	1,709
Net proceeds	$245,575	$38,450
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	December 31, 2022	December 31, 2021
Series E Preferred Stock	$291,076	$39,339
Adjustments to Series E Preferred Stock (1)	$9,403	$3,128
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2022	2021
Series E Preferred Stock	$12,694	$683
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Series E Preferred Stock shares redeemed	14	—
Redemption amount, net of redemption fees	$365	$—

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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Series M Preferred Stock shares issued (1)	1,402	29
Net proceeds	$34,009	$704
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	December 31, 2022	December 31, 2021
Series M Preferred Stock	$35,182	$715
Adjustments to Series M Preferred Stock (1)	$812	$133
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2022	2021
Series M Preferred Stock	$1,276	$15
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2022	2021
Series M Preferred Stock shares redeemed	5	—
Redemption amount, net of redemption fees	$134	$—
14. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, as amended, we are authorized to grant 7.0 million restricted stock or performance stock units of our common stock as incentive stock awards. At December 31, 2022, approximately 1.5 million shares were available for future issuance under the 2013 Equity Incentive Plan.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2022, the unamortized cost of unvested shares of restricted stock was $1.5 million, which is expected to be recognized over a period of 1.2 years with a weighted average period of 1.0 years.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the stock-based compensation expense for restricted stock (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Advisory services fee	$2,195	$3,028	$2,672
Management fees	26	56	133
Corporate general and administrative	126	111	71
Corporate general and administrative - independent directors	252	322	130
	$2,599	$3,517	$3,006
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2022		2021		2020
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	957	$6.94	536	$7.98	497	$11.89
Restricted shares granted	45	5.63	764	7.02	359	4.13
Restricted shares vested	(543)	5.86	(317)	6.31	(310)	9.81
Restricted shares forfeited	(22)	6.77	(26)	6.94	(10)	7.25
Outstanding at end of year	437	$6.46	957	$6.94	536	$7.98
The fair value of restricted stock vested during the years ended December 31, 2022, 2021 and 2020 was approximately $3.1 million, $2.1 million and $1.2 million, respectively.
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
With respect to the 2020 award agreements, the number of PSUs to be earned ranged from 0% to 200% of target based on achievement of a specified relative total stockholder return based on the formula determined by the Company’s compensation committee on the grant date. The performance criteria for the PSUs are based on market conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award, regardless of the actual outcome of the market condition.
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
During the years ended December 31, 2022, 2021 and 2020, approximately 225,000 PSUs granted in 2020, 223,000 PSUs granted in 2019 and 197,000 PSUs granted in 2018, were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $7,000, $143,000 and $202,000, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the compensation expense for PSUs (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Advisory services fee	$2,876	$3,374	2,695
At December 31, 2022, the unamortized cost of unvested shares of PSUs was $1.9 million, which is expected to be recognized over a period of 2.0 years with a weighted average period of 1.1 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2022		2021		2020
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	671	$5.84	448	$11.71	420	$16.91
PSUs granted	41	5.63	446	7.01	225	3.51
PSUs vested	(152)	4.69	—	—	—	—
PSUs canceled	(225)	3.51	(223)	19.96	(197)	13.43
Outstanding at end of year	335	$5.84	671	$5.84	448	$11.71
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2022	2021	2020
Advisory services fee
Base advisory fee	$12,790	$10,806	$9,981
Reimbursable expenses (1)	4,653	2,297	1,790
Equity-based compensation (2)	10,601	9,538	7,393
Incentive fee	803	—	(678)	(3)
Total	$28,847	$22,641	$18,486
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
(3)    The $(678,000)incentive fee in 2020 is a result of not meeting the FCCR threshold required for paying the final installment of the incentive fee incurred in 2018.
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
Lismore
On March 20, 2020, the Company entered into an agreement with Lismore, a subsidiary of Ashford Inc., to engage Lismore to seek modifications, forbearances or refinancings of the Company’s loans (the “Lismore Agreement”). The Lismore Agreement was terminated effective March 20, 2021. For the years ended December 31, 2021 and 2020, the Company recognized expense of $341,000 and $3.1 million. These expenses are included in “write-off of loan costs and exit fees” in the consolidated statement of operations.
On August 25, 2020, in light of the fact that Lismore negotiated access to the FF&E reserves but no forbearance on debt service for the $435 million mortgage loan secured by the Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Notary Hotel and The Clancy, the independent members of the board of directors of Ashford Inc. waived $1.6 million of Lismore success fees.
The Company engaged Lismore to negotiate, on the Company’s behalf, one or more modifications to the terms of the mortgage loan assumed in connection with the acquisition of the Mr. C Beverly Hills Hotel. Upon closing of the hotel on August 5, 2021, the Company paid Lismore a fee of $150,000.
In connection with the refinancing of the Park Hyatt Beaver Creek mortgage loan in February 2022, the Company paid an affiliate of Lismore a fee of approximately $637,000. Additionally, in connection with the closing of the Four Seasons Resort Scottsdale mortgage loan in December 2022, the Company paid Lismore a fee of approximately $750,000.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs will be allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate capital raised, or June 10, 2023, there will be a true up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
On February 1, 2023, Braemar entered into a Third Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust. The Third Amended and Restated Contribution Agreement states that after the Amended and Restated True-Up Date occurs, capital contributions for the remainder of fiscal year 2023 will be divided between each Party based on the Initial True-Up Ratio. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the Parties whereby there will be adjustments so that the capital contributions made by each Party will be based on the cumulative amount of capital raised by each Party through Ashford Securities as a percentage of the total amount raised by the Parties collectively through Ashford Securities since June 10, 2019 (the resulting ratio of capital contributions among Braemar, Ashford Inc. and Ashford Trust following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each Party in accordance with the Cumulative Ratio, as recalculated at the end of each year.
As of December 31, 2022, Braemar has funded approximately $5.6 million. During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. This resulted in additional expense of approximately $7.2 million for the year ended December 31, 2022. As of December 31, 2022, the payable amount that is included in “due to Ashford Inc., net” on the consolidated balance sheet is $6.6 million. As of December 31, 2021, $338,000 of the pre-funded amount was included in “other assets” on the consolidated balance sheet.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2022	2021	2020
Corporate, general and administrative	$9,461	$1,983	$658
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
Hotel Management Services
At December 31, 2022, Remington Hotels managed four of our 16 hotel properties.
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
Ashford Trust
As of December 31, 2021, the Company had a $728,000 receivable from Ashford Trust, included in “due from related parties, net.” The receivable relates to a legal settlement between Ashford Trust and the City of San Francisco regarding a transfer tax matter associated with the transfer of The Clancy from Ashford Trust to Braemar upon Braemar’s 2013 spin-off from Ashford Trust. The transfer taxes were initially paid by Braemar at the time of the spin-off. In January 2022, the City of San Francisco remitted payment to Ashford Trust, which subsequently remitted payment to Braemar. During the second quarter of 2022 the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount, which is included in “(gain) loss on legal settlements” on the consolidated statements of operations for the year ended December 31, 2022.

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

		Year Ended December 31, 2022
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Preferred Stock (3)	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative
Ashford LLC	Insurance claims services	$3	$—	$—	$—	$—	$—	$—	$3	$—	$—
Ashford Securities	Broker/Dealer	9,735	—	—	—	—	—	274	—	—	9,461
Ashford Securities	Dealer Manager Fees	5,766	—	—	—	—	—	5,766	—	—	—
INSPIRE	Audio visual services	3,800	—	—	3,800	—	—	—	—	—	—
Lismore Capital	Debt placement and related services	750	—	750	—	—	—	—	—	—	—
Lismore Capital	Broker Services	637	—	637	—	—	—	—	—	—	—
OpenKey	Mobile key app	39	—	—	—	39	—	—	—	—	—
Premier	Design and construction services	9,875	9,262	—	—	—	—	—	—	613	—
Pure Wellness	Hypoallergenic premium rooms	150	—	—	—	150	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	525	—	—	236	761	—	—	—	—	—
Remington Hotels	Hotel management services (4)	4,288	—	—	—	1,416	2,872	—	—	—	—

		Year Ended December 31, 2021
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Other Hotel Expenses	Preferred Stock (3)	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$7	$—	$—	$—	$—	$—	$—	$—	$7	$—	$—	$—
Ashford Securities	Broker/Dealer	1,983	—	—	—	—	—	—	—	—	—	1,983	—
Ashford Securities	Dealer Manager Fees	410	—	—	—	—	—	410	—	—	—	—	—
INSPIRE	Audio visual services	1,001	—	—	—	1,001	—	—	—	—	—	—	—
Lismore Capital	Debt placement and related services	491	—	150	—	—	—	—	—	—	—	—	341
Lismore Capital	Broker services	3	—	—	—	—	—	—	—	—	—	—	3
OpenKey	Mobile key app	38	—	—	—	—	38	—	—	—	—	—	—
Premier	Design and construction services	3,009	2,653	—	—	—	—	—	—	—	356	—	—
Pure Wellness	Hypoallergenic premium rooms	141	—	—	—	—	141	—	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	321	—	—	—	321	—	—	—	—	—	—	—
Remington Hotels	Hotel management services (4)	3,243	—	—	—	—	934	—	2,309	—	—	—	—

		Year Ended December 31, 2020
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Other Assets	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	FF&E purchases	$1,816	$1,816	$—	$—	$—	$—	$—	$—	$—
Ashford LLC	Insurance claims services	108	—	—	—	—	—	108	—	—
INSPIRE	Audio visual services	592	—	—	592	—	—	—	—	—
Lismore Capital	Debt placement and related services	4,093	—	1,022	—	—	—	—	—	3,071
OpenKey	Mobile key app	38	—	—	—	38	—	—	—	—
Premier	Design and construction services	2,849	2,505	—	—	—	—	—	344	—
Pure Wellness	Hypoallergenic premium rooms	52	—	—	—	52	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	139	—	—	139	—	—	—	—	—
Remington Hotels	Hotel management services (4)	1,446	—	—	—	410	1,036	—	—	—
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to Ashford Inc.
Company	Product or Service	December 31, 2022	December 31, 2021
Ashford LLC	Advisory services	$1,576	$394
Ashford LLC	FF&E purchases	—	—
Ashford LLC	Insurance claims services	2	1
INSPIRE	Audio visual services	952	418
OpenKey	Mobile key app	—	—
Ashford securities	Capital raise services	6,514	—
Premier	Design and construction services	829	470
RED Leisure	Watersports activities and travel/transportation services	132	191
		$10,005	$1,474
As of December 31, 2022 and 2021, due from related parties, net included a net receivable from Remington Hotels of $573,000 and $677,000, respectively, primarily related to advances made by Braemar and accrued base and incentive management fees.
As of December 31, 2022 and December 31, 2021, due from related parties, net included a $365,000 security deposit paid to Remington Hotel Corporation, an entity indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of office space rental. If unused it will be returned to us upon lease expiration or earlier termination.
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2022, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 4% to 5% of gross revenues for capital improvements.
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
The table below summarizes the licensing fees incurred (in thousands):

	Year Ended December 31,
Line Item	2022	2021
Other hotel expenses	$467	$133
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2022, we pay a monthly hotel management fee equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2023 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On October 24, 2019, the Company provided notice to Accor of the material breach of Accor’s responsibilities under the Accor management agreement for the Sofitel Chicago Magnificent Mile at 20 East Chestnut Street in Chicago, Illinois. On November 7, 2019, Accor filed a complaint against Ashford TRS Chicago II in the Supreme Court of the State of New York, New York County, seeking a declaratory judgment that no breach under the Accor management agreement has occurred and an injunction to prevent Ashford TRS Chicago II from terminating the Accor management agreement. Accor’s complaint was dismissed on or about February 27, 2020. On January 6, 2020, Ashford TRS Chicago II filed a complaint against Accor in the Supreme Court of the State of New York, New York County, alleging breach of the Accor management agreement and seeking damages and a declaration of its right to terminate the Accor management agreement. On July 20, 2020, Accor filed an Amended Answer and Counterclaims against Ashford TRS Chicago II, in which Accor asserted two causes of

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
action: First, Accor asserted a counterclaim for declaratory judgment that Accor correctly calculated the amount payable to Ashford TRS Chicago II under the Accor management agreement to “cure” Accor’s performance test failure (the “Cure Amount”). Second, Accor asserted a counterclaim for breach of contract alleging that Ashford TRS Chicago II breached the Accor management agreement by wrongfully maintaining that the Cure Amount for the 2018 and 2019 Performance Test failure is $1,031,549 instead of $535,120. On February 16, 2022, the parties entered into a settlement agreement agreeing to: 1) amend the Accor management agreement; 2) dismiss the lawsuit and counterclaims; 3) stipulate to the failure of the performance tests and cure amounts for 2018 of $867,682 and 2019 of $784,919; and 4) arbitrate whether the performance tests for 2020 and 2021 were valid and/or required equitable adjustment. On February 23, 2022, Ashford TRS Chicago II and Accor filed a stipulation of discontinuance dismissing all claims, counterclaims, and cross-claims in the January 6, 2020 action with prejudice. Arbitration occurred on October 12 and 13, 2022. The arbitrator returned his decision on November 21, 2022, and the decision did not result in any additional amounts being owed to, or payable by, the Company. As a result of the settlement related to the 2018 performance test failure, the Company recorded a gain of approximately $868,000 in 2022, that is recorded as a reduction of management fees and included in “management fees” on the Company’s consolidated statement of operations.
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (1) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (2) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe any potential loss to the Company is reasonably estimable at this time. As of December 31, 2022, no amounts have been accrued.
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
Capital Commitments—At December 31, 2022, we had capital commitments of $39.4 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
17. Leases
The majority of our leases are operating ground leases. We also have operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2022.

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
As of December 31, 2022 and 2021, our leased assets and liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$79,449	$80,462

Liabilities
Operating lease liabilities	$60,692	$60,937
We incurred the following lease costs related to our operating leases (in thousands):

		Year Ended December 31,
	Classification	2022	2021	2020
Operating lease cost (1)	Hotel operating expenses - other	$6,653	$5,349	$4,373
_______________________________________
(1) For the years ended December 31, 2022, 2021 and 2020, operating lease cost includes approximately $2.2 million, $954,000 and $(305,000), respectively, of variable lease cost associated with the ground leases, with the credit in 2020 primarily caused by the ground lease percentage rent true-up for fiscal year 2019-2020 at Hilton La Jolla Torrey Pines. Additionally, we recorded $474,000, $512,000 and $834,000, respectively, of amortization costs related to the intangible assets that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$3,307	$3,302	$3,261
Weighted Average Remaining Lease Term
Operating leases (1)	44 years	45 years	47 years
Weighted Average Discount Rate
Operating leases (1)	4.98%	4.98%	4.98%
_______________________________________
(1)     Calculated using the lease term, excluding extension options, and discount rates of the ground leases.
Future minimum lease payments due under non-cancellable leases as of December 31, 2022 were as follows (in thousands):

Operating Leases
2023	$3,365
2024	3,329
2025	3,321
2026	3,334
2027	3,342
Thereafter	141,300
Total future minimum lease payments (1)	157,991
Less: interest	(97,299)
Present value of operating lease liabilities	$60,692
_______________________________________
(1)     Based on payment amounts as of December 31, 2022.

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
At December 31, 2022, 15 of our hotel properties were leased to TRS lessees and The Ritz-Carlton St. Thomas was owned by our USVI TRS. The TRS entities recognized net book income (loss) before income taxes of $25.4 million, $12.6 million and $(27.0) million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax (expense) benefit at federal statutory income tax rate of 21%	$(6,463)	$(2,652)	$5,619
State income tax (expense) benefit, net of U.S. federal income tax benefit	(1,961)	574	3,136
State and local income tax (expense) benefit on pass-through entity subsidiaries	(17)	(9)	(5)
Gross receipts and margin taxes	(69)	(26)	(13)
Benefit of USVI Economic Development Commission credit	3,358	3,346	783
Benefits of Puerto Rico tax incentives	1,474	—	—
Other	126	(251)	311
Valuation allowance	(491)	(2,306)	(5,425)
Total income tax (expense) benefit	$(4,043)	$(1,324)	$4,406
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(3,745)	$(1,477)	$3,431
State	(247)	(21)	19
Total current income tax (expense) benefit	(3,992)	(1,498)	3,450
Deferred:
Federal	(51)	131	1,262
State	—	43	(306)
Total deferred income tax (expense) benefit	(51)	174	956
Total income tax (expense) benefit	$(4,043)	$(1,324)	$4,406
For the years ended December 31, 2022, 2021 and 2020, income tax expense included interest and penalties paid to taxing authorities of $1,000, $3,000 and $7,000, respectively. At December 31, 2022 and 2021, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2022 and 2021, our net deferred tax asset, included in “other assets,” on our consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Tax intangibles basis greater than book basis	$722	$722
Allowance for doubtful accounts	76	28
Unearned income	2,769	2,147
Federal and state net operating losses	16,452	15,677
Capital loss carryforward	525	529
Other	(48)	178
Accrued expenses	1,133	612
Tax property basis greater than book basis	(2,935)	(2,487)
Prepaid expenses	(59)	(4)
Net deferred tax asset	18,635	17,402
Valuation allowance	(18,627)	(17,343)
Net deferred tax asset (liability)	$8	$59
At December 31, 2022 and 2021, we recorded a valuation allowance of $18.6 million and $17.3 million, respectively, to partially reserve the deferred tax assets of our TRSs. Primarily as a result of the limitation imposed by the Code on the utilization of net operating losses of acquired subsidiaries, we believe it is more likely than not that $18.6 million of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2022, we had TRSs net operating loss carryforwards for U.S. federal income tax purposes of $68.5 million, of which $50.7 million is subject to expiration and will begin to expire in 2023. The remainder was generated after December 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. $50.0 million of net operating loss carryforwards are attributable to acquired subsidiaries and are subject to substantial limitation on their use. At December 31, 2022, Braemar Hotels & Resorts Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million based on the latest filed tax return. Of this amount, $2.2 million is subject to expiration in 2033. The remainder is not subject to expiration under the Tax Cuts and Jobs Act. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$17,343	$14,938	$11,581
Additions	1,284	2,405	3,357
Deductions	—	—	—
Balance at end of year	$18,627	$17,343	$14,938
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2028, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $3.4 million, $907,000 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively. The benefit of the tax holiday on net income (loss) per share was approximately, $0.05, $0.02 and $0.00 for the years ended December 31, 2022, 2021 and 2020, respectively.
In 2022, we acquired the Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. Our taxable entities in Puerto Rico operate under a tax holiday which is effective through April 2, 2028. The tax holiday is conditional upon meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $2.5 million for the year ended December 31, 2022. The benefit of this tax holiday on net income (loss) per share was approximately $0.04 for the year ended December 31, 2022.

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
19. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	December 31,
	2022	2021
Cost	$5,682	$5,682
Accumulated amortization	(1,799)	(1,421)
	$3,883	$4,261
Intangible assets include the customer relationships associated with The Ritz-Carlton Sarasota acquisition on April 4, 2018. The customer relationships are being amortized over the 15 year expected life.
For the years ended December 31, 2022, 2021 and 2020, amortization related to intangible assets was $378,000, $379,000 and $379,000, respectively.
Estimated future amortization expense for intangible assets, net for each of the next five years and thereafter is as follows (in thousands):

Intangible Assets, net
2023	$379
2024	379
2025	379
2026	379
2027	379
Thereafter	1,988
Total	$3,883
20. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2022, the Ritz-Carlton St. Thomas and the Ritz-Carlton Sarasota generated revenues in excess of 10% of total hotel revenue amounting to 28% of total hotel revenue.
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
21. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2022 and December 31, 2021, all of our hotel properties were in the U.S. and its territories.
22. Subsequent Events
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Subsequent to December 31, 2022, the Company issued approximately 3.8 million shares of Series E Preferred Stock and received net proceeds of approximately $85.4 million and issued approximately 533,000 shares of Series M Preferred Stock and received net proceeds of approximately $12.9 million. On February 21, 2023, the Company announced the closing of its offering of the Series E Preferred Stock and Series M Preferred Stock.
Subsequent to December 31, 2022, the Company repurchased approximately 3.9 million shares of its common stock for approximately $18.9 million. The Company has repurchased approximately 5.4 million shares of its common stock for approximately $25.0 million and has completed the $25.0 million repurchase authorization authorized by the board of directors on December 7, 2022.
On February 24, 2023, at the option of Mr. Monty J. Bennett, Mr. Bennett’s 169,523 vested LTIP units that achieved economic parity with his common units were redeemed for common units on a one-for-one basis. On February 24, 2023, the Company received a Notice of Exercise of Redemption Right (the “Redemption Notice”), pursuant to which Mr. Bennett elected to redeem the common units and such redemption was settled in cash at the Company’s election based on the average of the closing price of the Company’s common stock for the ten consecutive trading days ending on February 23, 2023. Additionally, on February 24, 2023, Mr. Bennett elected to redeem an additional 1,254,254 common units and following receipt of the Redemption Notice, such redemption was settled in cash at the Company’s election at a price per common unit based on the average of the closing price of the Company’s common stock for the ten consecutive trading days ending on February 23, 2023. The cash redemption for the 1,423,777 common units totaled approximately $7.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, as a result of the material weakness in our internal control over financial reporting related to the accounting for earnings per share described below, and for which it was not possible for the Company to remediate during the fourth quarter of 2022 because there were no similar transactions to evaluate, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of the Four Seasons Resort Scottsdale. The Four Seasons Resort Scottsdale represented approximately 0.8% of consolidated revenues and approximately 4.8% of consolidated net income for the year ended December 31, 2022 and approximately 11.9% of total assets and approximately 20.8% of net assets as of December 31, 2022.
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2022, our internal control over financial reporting is not effective.
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
Notwithstanding the material weakness described above, management has concluded that our consolidated financial statements included in this annual report are fairly stated in all material respects in accordance with GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during our most recent fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on Internal Control over Financial Reporting

We have audited Braemar Hotels & Resorts Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated March 10, 2023 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified regarding management’s failure to design and maintain effective controls over the evaluation of complex transactions and is more fully described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated March 10, 2023 on those financial statements.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Four Seasons Resort Scottsdale at Troon North, which was acquired on December 1, 2022, and which is included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended. The Four Seasons Resort Scottsdale at Troon North constituted 11.9% and 20.8% of total assets and net assets, respectively, as of December 31, 2022, and 0.8% and 4.8% of revenues and net income (loss), respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Four Seasons Resort Scottsdale at Troon North because of the timing of the acquisition which was completed on December 1, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Four Seasons Resort Scottsdale at Troon North.

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

March 10, 2023

Item 9B. Other Information
None.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 109 through 157 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 169 through page 170 hereof.
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
3.1.1
Amendment Number One to the Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017) (File No. 001-35972)

3.1.2
Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018) (File No. 001-35972)

3.1.3
Articles of Amendment of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-234663) filed with the SEC on January 24, 2020)

3.2
Fourth Amended and Restated Bylaws, as amended by Amendment No. 1 on March 17, 2022 and by Amendment No. 2 on February 23, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 23, 2023) (File No. 001-35972)

3.3	Articles of Amendment of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.4	Articles Supplementary of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)
3.5
Articles Supplementary for 5.50% Series A Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., as amended by a Certificate of Correction (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6
Articles Supplementary for 5.50% Series B Cumulative Convertible Preferred Stock of Ashford Hospitality Prime, Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2015 (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.6.1
Articles Supplementary Establishing Additional Shares of the Series B Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on March 3, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 7, 2017) (File No. 001-35972)

3.6.2
Articles Supplementary Establishing Additional Shares of Series B Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the Maryland State Department of Assessments and Taxation on December 4, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 4, 2019) (File No. 001-35972)

3.7
Articles Supplementary for the Series C Preferred Stock of Ashford Hospitality Prime, Inc., as filed with the State Department of Assessments and Taxation of Maryland on February 1, 2016 (incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972)

3.8
Articles Supplementary for the Series D Cumulative Preferred Stock, accepted for record and certified by the Maryland State Department of Assessments and Taxation on November 19, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2018) (File No. 001-35972)

3.9
Articles Supplementary Establishing the Series E Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 2, 2021) (File No. 001-35972)

3.10
Certificate of Correction of Series E Articles Supplementary of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on November 4, 2021 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 5, 2021) (File No. 001-35972)

3.11
Articles Supplementary Establishing the Series M Redeemable Preferred Stock of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on April 2, 2021 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 2, 2021) (File No. 001-35972)

3.12
Certificate of Correction of Series M Articles Supplementary of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on November 4, 2021 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 5, 2021) (File No. 001-35972)

4.1
Specimen Common Stock Certificate of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 filed on October 23, 2013) (File No. 001-35972)

4.2
Preemptive Rights Agreement, dated as of June 9, 2015, by and among Ashford Hospitality Prime, Inc. and certain investors in the Series A Preferred Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 15, 2015) (File No. 001-35972)

4.3
Registration Rights Agreement, dated December 4, 2015, by and among the Company, the Operating Partnership, the Advisor and certain holders of the Series B Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.4
Preemptive Rights Agreement, dated as of December 4, 2015, by and among the Company and the Series B Investors (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 10, 2015) (File No. 001-35972)

4.5
Indenture, dated as of May 18, 2021, by and among the Company, as issuer, and the Trustee, as trustee, including the Form of Note representing the Company’s 4.50% Convertible Senior Notes due 2026. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 18, 2021) (File No. 001-35972)

4.6*	Description of Securities
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
10.6
Option Agreement Pier House Resort & Spa by and between Ashford Hospitality Prime Limited Partnership and Ashford Hospitality Limited Partnership with respect to the Properties Entities, and Ashford TRS Corporation and Ashford Prime TRS Corporation with respect to the TRS Entity, dated November 19, 2013 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.7
Amended and Restated Braemar Mutual Exclusivity Agreement, dated August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc., Remington Lodging & Hospitality, LLC, as consented to by Monty J. Bennett (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.7.1
Braemar Mutual Exclusivity Agreement, dated August 8, 2018, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc. and Project Management LLC (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.8
Amended and Restated Braemar Hotel Master Management Agreement, dated August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc. and Remington Lodging & Hospitality, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.8.1
Braemar Master Project Management Agreement, dated August 8, 2018, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Braemar Hospitality Limited Partnership and Project Management LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed August 14, 2018) (File No. 001-35972)

10.9
Registration Rights Agreement by and between Ashford Hospitality Prime, Inc., Ashford Hospitality Limited Partnership and Ashford Hospitality Advisors LLC, dated November 19, 2013 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.10
Registration Rights Agreement between Ashford Hospitality Prime, Inc., for the benefit of the holders of common partnership units in Ashford Hospitality Prime Limited Partnership named therein, dated November 19, 2013 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.11
Schedule of Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to Exhibit 10.13a to Amendment No. 3 to the Registration Statement on Form 10 filed on September 24, 2013) (File No. 001-35972)

10.12
Licensing Agreement between Ashford Hospitality Trust, Inc., Ashford Hospitality Prime, Inc. and Ashford Hospitality Prime Limited Partnership, dated November 19, 2013 (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on November 25, 2013) (File No. 001-35972)

10.13
Loan Agreement, dated as of March 9, 2015, among Ashford Pier House LP, Ashford TRS Pier House LLC, and Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.14
Recourse Liability Agreement, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.15
Environmental Indemnity, dated as of March 9, 2015, made by Ashford Pier House LP, Ashford TRS Pier House LLC, and Ashford Hospitality Prime Limited Partnership for the benefit of Credit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed on March 16, 2015) (File No. 001-35972)

10.16
Letter Agreement, dated September 17, 2015, by and between Ashford Hospitality Prime, Inc. and Ashford Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 18, 2015) (File No. 001-35972)

10.17†
Second Amended and Restated Braemar Hotels & Resorts Inc. 2013 Equity Incentive Plan, as amended and restated through May 11, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-8 filed on May 12, 2022) (File No. 001-35972)

10.17.1†*	Form of 2023 Deferred Cash Award Agreement
10.17.2†*	Form of 2023 Performance Stock Unit Award Agreement
10.17.3†*	Form of 2023 Performance LTIP Unit Award Agreement
10.18†	Form of 2021 Performance LTIP Unit Award Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on May 7, 2021) (File No. 001-35972)
10.19†	Form of 2021 Performance Stock Unit Award Agreement (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 7, 2021) (File No. 001-35972)
10.20†
Restricted Stock Award Agreement, dated as of November 2, 2016, by and between Ashford Hospitality Prime, Inc. and Richard J. Stockton (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016) (File No. 001-35972)

10.21.1
Second Amended and Restated Credit Agreement, dated as of October 25, 2019, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2019) (File No. 001-35972)

10.21.2	First Amendment to Second Amended and Restated Credit Agreement, dated June 8, 2020 (incorporated by reference to Exhibit 10.1 of Form 8-K filed June 11, 2020)

10.21.3	Second Amendment to Second Amended and Restated Credit Agreement, dated February 22, 2021.(incorporated by reference to Exhibit 10.1 of Form 8-K filed February 22, 2021) (File No. 001-35972)
10.22
Form of Indemnification Agreement between Ashford Hospitality Prime, Inc. and each of its executive officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2017) (File No. 001-35972)

10.23
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

10.23.1
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

10.23.2
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

10.24
Sale and Purchase Agreement, dated March 9, 2017, by and between, WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company, and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.24.1
First Amendment To Sale and Purchase Agreement, dated March 13, 2017, by and between WTCC Beaver Creek Investors V, L.L.C., a Delaware limited liability company, and Ashford Hospitality Prime Limited Partnership, a Delaware limited partnership (incorporated by reference to Exhibit 10.2.1 of the Quarterly Report on Form 10-Q filed on May 9, 2017) (File No. 001-35972)

10.25	Form of Director Confidentiality Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on July 7, 2017 (File No. 001-35972)
10.26†
Amended and Restated Employment Agreement, dated as of April 30, 2019, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K/A filed on April 30, 2019) (File No. 001-35972)

10.27
First Amendment to Amended and Restated Employment Agreement, dated as of May 12, 2022, by and among Ashford Inc., Ashford Hospitality Advisors, LLC, and Richard J. Stockton (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 12, 2022) (File No. 001-35972)

10.28
Standby Equity Distribution Agreement, dated as of February 4, 2021, by and between Braemar Hotels & Resorts Inc. and YA II PN. Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 4, 2021) (File No. 001-35972)

10.29
Purchase Agreement, dated as of April 21, 2021, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2021) (File No. 001-35972)

10.30
Purchase Agreement, dated as of May 13, 2021, by and among the Company, the Operating Partnership, the Advisor and UBS Securities LLC, as the Initial Purchaser. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 18, 2021) (File No. 001-35972)

10.31	Amendment No. 1 to the Braemar Master Project Management Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on August 6, 2021) (File No. 001-35972)
10.32
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.33*	Purchase and Sale Agreement, dated as of October 31, 2022, by and between SHR FSST, LLC and STRS FSST and BHR Scottsdale LP
21.1*	List of Subsidiaries of Braemar Hotels & Resorts Inc.
21.2*	List of Special Purpose Entities of Braemar Hotels & Resorts Inc.
23.1*	Consent of BDO USA, LLP
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

99.1
Release and waiver, by and between, Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022)

_________________________
* Filed herewith.
** Furnished herewith
† Management contract or compensatory plan or arrangement.
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity;(v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2023.

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 10, 2023
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2023
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 10, 2023
Deric S. Eubanks

/s/ MARK L. NUNNELEY	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2023
Mark L. Nunneley

/s/ STEFANI D. CARTER	Director	March 10, 2023
Stefani D. Carter

/s/ MATTHEW D. RINALDI	Director	March 10, 2023
Matthew D. Rinaldi

/s/ REBECA ODINO-JOHNSON	Director	March 10, 2023
Rebeca Odino-Johnson

/s/ KENNETH H. FEARN, JR.	Director	March 10, 2023
Kenneth H. Fearn, Jr.

/s/ ABTEEN VAZIRI	Director	March 10, 2023
Abteen Vaziri

/s/ MARY CANDACE EVANS	Director	March 10, 2023
Mary Candace Evans

SCHEDULE III
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Capital Hilton	Washington, D.C.	$107,000	$45,721	$106,245	$—	$40,495	$45,721	$146,740	$192,461	$67,028	—	April 2007	(1),(2),(3)
Hilton La Jolla Torrey Pines	La Jolla, CA	88,000	—	114,614	—	7,031	—	121,645	121,645	52,308	—	April 2007	(1),(2),(3)
Marriott Seattle Waterfront	Seattle, WA	134,700	31,888	112,176	—	23,587	31,888	135,763	167,651	49,559	—	April 2007	(1),(2),(3)
The Notary Hotel	Philadelphia, PA	84,600	9,814	94,029	—	34,366	9,814	128,395	138,209	60,453	—	April 2007	(1),(2),(3)
The Clancy	San Francisco, CA	116,300	22,653	72,731	—	53,830	22,653	126,561	149,214	61,516	—	April 2007	(1),(2),(3)
Sofitel Chicago Magnificent Mile	Chicago, IL	99,400	12,631	140,369	—	4,269	12,631	144,638	157,269	36,919	—	February 2014	(1),(2),(3)
Pier House Resort & Spa	Key West, FL	80,000	59,731	33,011	—	3,197	59,731	36,208	95,939	12,578	—	March 2014	(1),(2),(3)
Bardessono Hotel and Spa	Yountville, CA	40,000	—	64,184	—	1,895	—	66,079	66,079	14,565	—	July 2015	(1),(2),(3)
Hotel Yountville	Yountville, CA	51,000	47,849	48,567	—	(4,577)	47,849	43,990	91,839	7,659	—	May 2017	(1),(2),(3)
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	70,500	89,117	56,383	—	11,206	89,117	67,589	156,706	16,876	—	March 2017	(1),(2),(3)
The Ritz-Carlton Sarasota	Sarasota, FL	98,500	83,630	99,782	—	(5,755)	83,630	94,027	177,657	15,523	—	April 2018	(1),(2),(3)
The Ritz-Carlton St. Thomas	St. Thomas, USVI	42,500	25,533	38,467	—	80,355	25,533	118,822	144,355	24,863	—	December 2015	(1),(2),(3)
The Ritz-Carlton Lake Tahoe	Truckee, CA	54,000	26,731	91,603	—	5,759	26,731	97,362	124,093	11,316	—	January 2019	(1),(2),(3)
Mr. C Beverly Hills Hotel	Beverly Hills, CA	30,000	29,346	45,078	—	820	29,346	45,898	75,244	3,424	—	August 2021	(1),(2),(3)
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	54,000	79,711	117,510	—	1,270	79,711	118,780	198,491	5,124	—	March 2022	(1),(2),(3)
Four Seasons Resort Scottsdale	Scottsdale, AZ	100,000	70,248	197,610	—	383	70,248	197,993	268,241	781	—	December 2022	(1),(2),(3)
Total		$1,250,500	$634,603	$1,432,359	$—	$258,131	$634,603	$1,690,490	$2,325,093	$440,492
__________________
(1)Estimated useful life for buildings is 39 years.
(2)Estimated useful life for building improvements is 7.5 years.
(3)Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4)The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $1.9 billion as of December 31, 2022.

	Year Ended December 31,
	2022	2021	2020
Investment in real estate:
Beginning balance	$1,845,078	$1,784,849	$1,791,174
Additions	516,754	95,663	16,067
Write-offs	(36,739)	(32,677)	(22,392)
Sales/disposals	—	(2,757)	—
Ending balance	$2,325,093	$1,845,078	$1,784,849
Accumulated depreciation:
Beginning balance	399,481	360,259	309,752
Depreciation expense	77,750	73,054	72,899
Write-offs	(36,739)	(32,677)	(22,392)
Sales/disposals	—	(1,155)	—
Ending balance	$440,492	$399,481	$360,259
Investment in real estate, net	$1,884,601	$1,445,597	$1,424,590