Form 10-Q
period 2023-03-31
Braemar Hotels & Resorts Inc.
filed 2023-05-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	65,949,147
(Class)	Outstanding at May 4, 2023

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Investments in hotel properties, gross	$2,335,545	$2,325,093
Accumulated depreciation	(455,279)	(440,492)
Investments in hotel properties, net	1,880,266	1,884,601
Cash and cash equivalents	281,490	261,541
Restricted cash	63,063	54,155
Accounts receivable, net of allowance of $285 and $339, respectively	44,998	51,448
Inventories	5,243	5,238
Prepaid expenses	8,826	7,044
Investment in unconsolidated entity	1,715	1,689
Derivative assets	4,933	6,482
Operating lease right-of-use assets	79,189	79,449
Other assets	16,292	14,621
Intangible assets, net	3,788	3,883
Due from related parties, net	586	938
Due from third-party hotel managers	19,133	26,625
Total assets	$2,409,522	$2,397,714
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,277,642	$1,334,130
Accounts payable and accrued expenses	129,567	133,978
Dividends and distributions payable	8,756	8,184
Due to Ashford Inc.	3,759	10,005
Due to third-party hotel managers	1,463	2,096
Operating lease liabilities	60,620	60,692
Other liabilities	22,537	22,343
Derivative liabilities	181	284
Total liabilities	1,504,525	1,571,712
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at March 31, 2023 and December 31, 2022	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 16,474,156 and 12,656,529 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	378,906	291,076
Series M redeemable preferred stock, $0.01 par value, 1,960,267 and 1,428,332 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	48,294	35,182
Redeemable noncontrolling interests in operating partnership	34,820	40,555
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 65,949,691 and 69,919,065 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	659	699
Additional paid-in capital	715,729	734,134
Accumulated deficit	(324,840)	(324,740)
Total stockholders’ equity of the Company	391,564	410,109
Noncontrolling interest in consolidated entities	(14,013)	(16,346)
Total equity	377,551	393,763
Total liabilities and equity	$2,409,522	$2,397,714
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE
Rooms	$137,527	$105,192
Food and beverage	52,228	36,707
Other	25,546	19,981
Total hotel revenue	215,301	161,880
EXPENSES
Hotel operating expenses:
Rooms	27,358	20,184
Food and beverage	39,739	28,028
Other expenses	62,295	46,207
Management fees	6,705	4,148
Total hotel operating expenses	136,097	98,567
Property taxes, insurance and other	8,116	8,603
Depreciation and amortization	22,521	18,441
Advisory services fee	7,948	7,322
Corporate general and administrative	2,820	2,495
Total operating expenses	177,502	135,428
OPERATING INCOME (LOSS)	37,799	26,452
Equity in earnings (loss) of unconsolidated entity	(73)	(72)
Interest income	2,108	25
Interest expense and amortization of discounts and loan costs	(22,873)	(8,522)
Write-off of loan costs and exit fees	(12)	(76)
Gain (loss) on extinguishment of debt	2,318	—
Realized and unrealized gain (loss) on derivatives	(334)	408
INCOME (LOSS) BEFORE INCOME TAXES	18,933	18,215
Income tax (expense) benefit	(2,329)	(2,611)
NET INCOME (LOSS)	16,604	15,604
(Income) loss attributable to noncontrolling interest in consolidated entities	(309)	26
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(261)	(967)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	16,034	14,663
Preferred dividends	(10,350)	(3,303)
Deemed dividends on preferred stock	(2,454)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,230	$11,360
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.05	$0.17
Weighted average common shares outstanding – basic	66,498	65,878
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.05	$0.15
Weighted average common shares outstanding – diluted	72,478	89,895
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME (LOSS)	$16,604	$15,604
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	16,604	15,604
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(309)	26
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(261)	(967)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$16,034	$14,663
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,968)	(40)	(19,210)	—	—	(19,250)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	805	—	—	805	—	—	—	—	—	—	1,408
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	3,828	85,916	533	12,879	—
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.05 /share)	—	—	—	—	—	(3,334)	—	(3,334)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.48/share)	—	—	—	—	—	(7,534)	—	(7,534)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52/share)	—	—	—	—	—	(933)	—	(933)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,024	2,024	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(361)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,039)
Net income (loss)	—	—	—	—	—	16,034	309	16,343	—	—	—	—	—	—	261
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	(11)	(282)	(1)	(25)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(2,454)	—	(2,454)	—	—	—	2,196	—	258	—
Redemption value adjustment	—	—	—	—	—	4	—	4	—	—	—	—	—	—	(4)
Balance at March 31, 2023	1,600	$16	65,950	$659	$715,729	$(324,840)	$(14,013)	$377,551	3,078	$65,426	16,474	$378,906	1,960	$48,294	$34,820

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	(5,601)	—	—	—	—	—	—	—
Purchase of common stock	—	—	(93)	(1)	(551)	—	—	(552)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,320	—	—	1,320	—	—	—	—	—	—	934
Issuance of common stock	—	—	6,000	60	34,981	—	—	35,041	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	1,481	33,093	33	802	—
Forfeiture of restricted common shares	—	—	(2)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - common stock - ($0.01/share)	—		—	—	—	(720)	—	(720)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.50/share)	—	—	—	—	—	(1,399)	—	(1,399)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($$0.51/share)	—	—	—	—	—	(21)	—	(21)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(83)
Contributions from noncontrolling interests	—	—	—	—	—	—	164	164	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	14,663	(26)	14,637	—	—	—	—	—	—	967
Redemption value adjustment - preferred stock	—	—	—	—	—	(993)	—	(993)	—	—	—	972	—	21	—
Redemption value adjustment	—	—	—	—	—	(4,386)	—	(4,386)	—	—	—	—	—	—	4,386
Balance at March 31, 2022	1,600	$16	71,270	$712	$736,911	$(303,323)	$(16,411)	$417,905	3,078	$65,426	3,191	$73,404	62	$1,538	$42,291
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,604	$15,604
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	22,521	18,441
Equity-based compensation	2,213	2,254
Bad debt expense	188	269
(Gain) loss on extinguishment of debt	(2,318)	—
Amortization of loan costs, discounts and capitalized default interest	447	109
Write-off of loan costs and exit fees	12	76
Amortization of intangibles	119	119
Amortization of non-refundable membership initiation fees	(410)	(333)
Interest expense accretion on refundable membership club deposits	178	190
Realized and unrealized (gain) loss on derivatives	334	(408)
Equity in (earnings) loss of unconsolidated entity	73	72
Deferred income tax expense (benefit)	37	—
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	6,473	(1,068)
Prepaid expenses and other assets	(3,453)	(4,662)
Accounts payable and accrued expenses	(731)	7,046
Operating lease right-of-use assets	141	147
Due to/from related parties, net	(13)	840
Due to/from third-party hotel managers	6,859	(12,230)
Due to/from Ashford Inc.	(7,314)	1,703
Operating lease liabilities	(72)	(73)
Other liabilities	426	698
Net cash provided by (used in) operating activities	42,314	28,794

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	75	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	(86,958)
Investment in unconsolidated entity	(99)	—
Improvements and additions to hotel properties	(18,706)	(10,791)
Net cash provided by (used in) investing activities	(18,730)	(97,749)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	—	70,500
Repayments of indebtedness	(54,250)	(67,750)
Payments of loan costs and exit fees	(404)	(1,667)
Payments for derivatives	(755)	(76)
Proceeds from derivatives	1,601	—
Purchase of common stock	(18,952)	—
Payments for dividends and distributions	(12,630)	(2,951)
Proceeds from issuance of preferred stock	98,009	33,735
Proceeds from issuance of common stock	—	(36)
Contributions from noncontrolling interest in consolidated entities	2,024	164
Redemption of operating partnership units	(7,039)	—
Distributions to noncontrolling interest in consolidated entities	(2,024)	—
Redemption of preferred stock	(307)	—
Net cash provided by (used in) financing activities	5,273	31,919
Net change in cash, cash equivalents and restricted cash	28,857	(37,036)
Cash, cash equivalents and restricted cash at beginning of period	315,696	263,374
Cash, cash equivalents and restricted cash at end of period	$344,553	$226,338

	Three Months Ended March 31,
	2023	2022

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$30,283	$6,434
Income taxes paid (refunded)	—	(2,989)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,756	$3,229
Common stock purchases accrued but not paid	352	552
Assumption of debt in hotel acquisition	—	58,601
Capital expenditures accrued but not paid	6,047	4,054
Issuance of common stock for hotel acquisition	—	35,040
Accrued common stock offering expense	—	39
Accrued preferred stock offering expenses	80	40
Non-cash preferred stock dividends	843	99
Unsettled proceeds from derivatives	596	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$261,541	$215,998
Restricted cash at beginning of period	54,155	47,376
Cash, cash equivalents and restricted cash at beginning of period	$315,696	$263,374

Cash and cash equivalents at end of period	$281,490	$185,157
Restricted cash at end of period	63,063	41,181
Cash, cash equivalents and restricted cash at end of period	$344,553	$226,338
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of Business
Braemar Hotels & Resorts Inc., together with its subsidiaries (“Braemar”), is a Maryland corporation that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Braemar has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Braemar conducts its business and owns substantially all of its assets through its operating partnership, Braemar Hospitality Limited Partnership (“Braemar OP”). Terms such as the “Company,” “we,” “us” or “our” refer to Braemar Hotels & Resorts Inc. and, as the context may require, all entities included in its condensed consolidated financial statements.
We are advised by Ashford Hospitality Advisors LLC (“Ashford LLC” or the “Advisor”) through an advisory agreement. Ashford LLC is a subsidiary of Ashford Inc. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hotels”), a subsidiary of Ashford Inc., manages four of our 16 hotel properties. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of March 31, 2023, own 16 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of March 31, 2023, 15 of our 16 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of March 31, 2023, 13 of the 16 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, Inc. (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”) and Remington Hotels, which are eligible independent contractors under the Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All intercompany accounts and transactions between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023;
•on March 11, 2022, we acquired The Ritz-Carlton Reserve Dorado Beach hotel located in Dorado, Puerto Rico. The operating results of the hotel property have been included in the results of operations from its acquisition date; and
•on December 1, 2022, we acquired the Four Seasons Resort Scottsdale at Troon North located in Scottsdale, Arizona. The operating results of the hotel property have been included in the results of operations from its acquisition date.
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
Recently Adopted Accounting Standards—In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) (“ASU 2022-06”), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company applied the optional expedient in evaluating debt modifications converting from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company adopted the standards upon the respective effective dates. There was no material impact as a result of this adoption.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended March 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$34,566	$11,310	$5,690	$51,566
Puerto Rico	1	15,430	4,875	3,137	23,442
Arizona	1	14,157	6,518	2,616	23,291
Colorado	1	14,341	6,361	2,983	23,685
Florida	2	21,649	10,499	6,671	38,819
Illinois	1	3,566	983	355	4,904
Pennsylvania	1	4,520	996	282	5,798
Washington	1	4,221	700	412	5,333
Washington, D.C.	1	8,777	5,488	433	14,698
USVI	1	16,300	4,498	2,967	23,765
Total	16	$137,527	$52,228	$25,546	$215,301

	Three Months Ended March 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$30,971	$10,869	$4,943	$46,783
Puerto Rico	1	5,476	1,132	888	7,496
Colorado	1	12,177	6,133	3,131	21,441
Florida	2	25,083	9,522	7,043	41,648
Illinois	1	2,759	797	329	3,885
Pennsylvania	1	3,075	506	211	3,792
Washington	1	2,588	411	309	3,308
Washington, D.C.	1	3,881	2,330	420	6,631
USVI	1	19,182	5,007	2,707	26,896
Total	15	$105,192	$36,707	$19,981	$161,880
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$630,842	$630,489
Buildings and improvements	1,515,711	1,511,949
Furniture, fixtures and equipment	153,456	147,019
Construction in progress	22,790	22,890
Residences	12,746	12,746
Total cost	2,335,545	2,325,093
Accumulated depreciation	(455,279)	(440,492)
Investments in hotel properties, net	$1,880,266	$1,884,601
Impairment Charges
During the three months ended March 31, 2023 and 2022, no impairment charges were recorded.
5. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”), which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. As of March 31, 2023, the Company has made equity investments in OpenKey totaling $2.9 million. All investments were

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three months ended March 31, 2023 and 2022.
The following table summarizes our carrying value and ownership interest in OpenKey:

	March 31, 2023	December 31, 2022
Carrying value of the investment in OpenKey (in thousands)	$1,615	$1,689
Ownership interest in OpenKey	7.9%	7.9%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2023	2022
Equity in earnings (loss) of unconsolidated entity	$(74)	$(72)
On February 2, 2023, the Company entered into a loan funding agreement with Ashford Inc. and OpenKey. Per the agreement, Ashford Inc. and the Company will provide OpenKey with a maximum loan amount of $5.0 million to be allocated on a pro-rata basis based on current ownership interests and funded quarterly, over the course of 2023. The loan bears interest at an annual rate of 15%. Additionally, repayment of the loan principal and all accrued interest is due upon certain events. On February 3, 2023, the Company funded approximately $99,000.
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	March 31, 2023	December 31, 2022
Investment in unconsolidated entity	$100	$—

The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

Three Months Ended March 31,
Line Item	2023
Equity in earnings (loss) of unconsolidated entity	$1

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (11)	Interest Rate	March 31, 2023	December 31, 2022

Mortgage loan (3)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	$98,250	$98,500
Mortgage loan (4)	Hotel Yountville	May 2023	May 2023	LIBOR (1) + 2.55%	51,000	51,000
Mortgage loan (5)	The Notary Hotel	June 2023	June 2025	LIBOR (1) + 2.16%	435,000	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan	Bardessono Hotel and Spa	August 2023	August 2023	SOFR (2) + 2.65%	40,000	40,000
Mortgage loan (6)	The Ritz-Carlton St. Thomas	August 2023	August 2024	LIBOR (1) + 3.95%	42,500	42,500
Mortgage loan	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	SOFR (2) + 2.20%	54,000	54,000
Mortgage loan	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,000	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan (7)	Park Hyatt Beaver Creek Resort & Spa	February 2024	February 2027	SOFR (2) + 2.86%	70,500	70,500
Mortgage loan (8)	The Ritz-Carlton Reserve Dorado Beach	March 2024	March 2026	LIBOR (1) + 6.00%	—	54,000
Mortgage loan (9)	Mr. C Beverly Hills Hotel	August 2024	August 2024	LIBOR (1) + 3.60%	30,000	30,000
Mortgage loan	Pier House Resort & Spa	September 2024	September 2024	SOFR (2) + 1.95%	80,000	80,000
Mortgage loan (10)	Four Seasons Resort Scottsdale	December 2025	December 2027	SOFR (2) + 3.75%	100,000	100,000
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
					1,282,500	1,336,750
Capitalized default interest and late charges, net					1,465	1,934
Deferred loan costs, net					(4,266)	(5,054)
Premiums/(discounts), net					(2,057)	500
Indebtedness, net					$1,277,642	$1,334,130
__________________
(1)LIBOR rates were 4.86% and 4.39% at March 31, 2023 and December 31, 2022, respectively.
(2)SOFR rates were 4.80% and 4.36% at March 31, 2023 and December 31, 2022, respectively.
(3)On April 4, 2023, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR +2.65% with SOFR+2.75%, extended the current maturity date to October 2023, and added one six-month extension option, subject to satisfaction of certain conditions.
(4)On April 18, 2023, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR +2.55% with SOFR+2.65%, extended the current maturity date to November 2023, and added one six-month extension option, subject to satisfaction of certain conditions.
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
(8)On January 18, 2023, we repaid this mortgage loan.
(9)This mortgage loan has a LIBOR floor of 1.50%.
(10)This mortgage loan has a SOFR floor of 1.00%.
(11)The final maturity date assumes all available extension options will be exercised.
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
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of principal that was amortized was approximately $468,000 and $523,000, respectively, for the three months ended March 31, 2023 and 2022.
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the three months ended March 31, 2023. The gain

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
Convertible Senior Notes
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. The Company recorded coupon interest expense of $970,000 and $970,000 for the three months ended March 31, 2023 and 2022, respectively.
The Company recorded discount amortization of $144,000 and $132,000 related to the initial purchase discount for the three months ended March 31, 2023 and 2022, with the remaining discount balance to be amortized through June 2026.
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
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2023, we were in compliance with all covenants.
7. Derivative Instruments
Interest Rate Derivatives—We are exposed to risks arising from our business operations, economic conditions and financial markets. To manage these risks, we primarily use interest rate derivatives to hedge our debt and our cash flows, which include interest rate caps. All derivatives are recorded at fair value. Payments from counterparties on in-the-money interest rate caps are recognized as realized gains on our consolidated statements of operations.
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Three Months Ended March 31,
Interest rate caps:(1)	2023	2022
Notional amount (in thousands)	$54,000	$70,500
Strike rate low end of range	3.50%	3.50%
Strike rate high end of range	3.50%	3.50%
Effective date range	January 2023	February 2022
Termination date range	January 2024	February 2024
Total cost of interest rate caps (in thousands)	$755	$76
_______________
(1)    No instruments were designated as cash flow hedges.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	March 31, 2023	December 31, 2022
Notional amount (in thousands)	$960,500	$960,500
Strike rate low end of range	2.00%	2.00%
Strike rate high end of range	4.50%	4.50%
Termination date range	April 2023 - January 2025	January 2023- January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$958,750	$959,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Mr. C Beverly Hills Hotel and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrant by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflect the fair market value of the Company’s common stock. As of March 31, 2023, no warrants have been exercised.
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
In applying the guidance in ASC 815, it was determined that the warrants should be classified as a liability as a result of certain settlement provisions. The warrants are included in derivative liabilities on the condensed consolidated balance sheets and changes in value are reported as a component of “realized and unrealized gain (loss) on derivatives” on the condensed consolidated statements of operations. This is a Level 2 valuation technique.
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
The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR/SOFR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2023, the LIBOR/SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.858% to 3.125% for the remaining term

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$4,933	$—	$4,933
Total	$—	$4,933	$—	$4,933	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(181)	$—	$(181)	(2)
Net	$—	$4,752	$—	$4,752

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$6,482	$—	$6,482
	$—	$6,482	$—	$6,482	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(284)	$—	$(284)	(2)
Net	$—	$6,198	$—	$6,198
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

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$(437)		$843
Total	$(437)		$843
Liabilities
Derivative liabilities:
Warrants	$103		$(435)
Net	$(334)		$408

Total combined
Interest rate derivatives - caps	$(2,304)		$843
Warrants	103		(435)
Unrealized gain (loss) on derivatives	$(2,201)	(1)	$408
Realized gain (loss) on interest rate caps	1,867	(1) (2)	—
Net	$(334)		$408
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our consolidated statements of operations.
(2)Represents settled and unsettled payments from counterparties on interest rate caps.
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$4,933	$4,933	$6,482	$6,482
Financial liabilities measured at fair value:
Derivative liabilities	$181	$181	$284	$284
Financial assets not measured at fair value:
Cash and cash equivalents	$281,490	$281,490	$261,541	$261,541
Restricted cash	63,063	63,063	54,155	54,155
Accounts receivable, net	44,998	44,998	51,448	51,448
Due from related parties, net	586	586	938	938
Due from third-party hotel managers	19,133	19,133	26,625	26,625
Financial liabilities not measured at fair value:
Indebtedness	$1,280,443	$1,160,589 to $1,282,757	$1,337,250	$1,229,671 to $1,359,110
Accounts payable and accrued expenses	129,567	129,567	133,978	133,978
Dividends and distributions payable	8,756	8,756	8,184	8,184
Due to Ashford Inc.	3,759	3,759	10,005	10,005
Due to third-party hotel managers	1,463	1,463	2,096	2,096

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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 90.6% to 100.2% of the carrying value of $1.3 billion at March 31, 2023, and approximately 92.0% to 101.6% of the carrying value of $1.3 billion at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$16,034	$14,663
Less: dividends on preferred stock	(10,350)	(3,303)
Less: deemed dividends on preferred stock	(2,454)	—
Less: dividends on common stock	(3,289)	(707)
Less: dividends on unvested performance stock units	(36)	(7)
Less: dividends on unvested restricted shares	(9)	(6)
Less: net (income) loss allocated to performance stock units	—	(112)
Less: net (income) loss allocated to unvested restricted shares	—	(89)
Undistributed net income (loss) allocated to common stockholders	(104)	10,439
Add back: dividends on common stock	3,289	707
Distributed and undistributed net income (loss) - basic	$3,185	$11,146
Interest expense on Convertible Senior Notes	—	1,103
Income (loss) attributable to redeemable noncontrolling interest in operating partnership	261	—
Dividends on preferred stock - Series E (inclusive of deemed dividends)	—	1,399
Dividends on preferred stock - Series M (inclusive of deemed dividends)	—	21
Distributed and undistributed net income (loss) - diluted	$3,446	$13,669

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	66,498	65,878
Effect of assumed exercise of warrants	—	3
Effect of assumed conversion of operating partnership units	5,980	—
Effect of assumed conversion of Convertible Senior Notes	—	13,609
Effect of assumed conversion of preferred stock - Series E	—	10,258
Effect of assumed conversion of preferred stock - Series M	—	147
Weighted average common shares outstanding – diluted	72,478	89,895

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$0.05	$0.17
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$0.05	$0.15

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$9	$95
Income (loss) allocated to unvested performance stock units	36	120
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	—	967
Dividends on preferred stock - Series B	1,058	1,058
Interest expense on Convertible Senior Notes	1,114	—
Dividends on preferred stock - Series E (inclusive of deemed dividends)	9,730	—
Dividends on preferred stock - Series M (inclusive of deemed dividends)	1,191	—
Total	$13,138	$2,240
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	17
Effect of unvested performance stock units	353	1
Effect of assumed conversion of operating partnership units	—	5,856
Effect of assumed conversion of preferred stock - Series B	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	13,609	—
Effect of assumed conversion of preferred stock - Series E	100,205	—
Effect of assumed conversion of preferred stock - Series M	11,671	—
Total	129,954	9,990
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. As of March 31, 2023, there were approximately 2.4 million Performance LTIP units, representing 200% of the target, outstanding.
With respect to the 2021, 2022 and 2023 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria for the 2021, 2022 and 2023 performance grants are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the applicable measurement date

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
In March 2023, the Company granted approximately 353,000 Performance LTIP units, representing 200% of the target, and a vesting period of approximately three years. As of March 31, 2023, the Company does not have sufficient shares of common stock available under its incentive stock plan to settle any future redemptions of the Performance LTIP units, upon reaching the conditions required for redemption. As a result, the 2023 awards are classified as liability awards on the condensed consolidated balance sheet and are included in “due to Ashford Inc., net” on the condensed consolidated balance sheets. The 2023 awards are subject to remeasurement each reporting period. The fair value of the awards as of March 31, 2023 was $3.86 per share.
As of March 31, 2023, we have issued a total of approximately 3.8 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 569,000 LTIP units and 1.2 million Performance LTIP units issued from March 2015 to March 2023, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP and the corresponding approximate ownership percentage of our operating partnership:

	March 31, 2023	December 31, 2022
Redeemable noncontrolling interests in Braemar OP (in thousands)	$34,820	$40,555
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$66	$70
Ownership percentage of operating partnership	7.47%	7.69%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(261)	$(967)
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$361	$83
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
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended March 31,
	2023	2022
Common stock dividends declared	$3,334	$720

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
With respect to the 2021, 2022 and 2023 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria for the 2021, 2022 and 2023 performance grants are based on performance conditions under the relevant literature, and the 2021, 2022 and 2023 performance grants were issued to non-employees. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the corresponding measurement date fair value of the award, which may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
In March 2023, 383,000 PSUs with a vesting period of approximately three years were granted. The 2023 awards may be settled in cash or shares of the Company’s common stock solely at the option of the Company. As of March 31, 2023, the Company does not have sufficient shares available under its incentive stock plan to settle the 2023 awards in shares of the Company’s common stock. As a result, the 2023 awards are classified as liability awards and are included in “due to Ashford Inc., net” on the condensed consolidated balance sheet. The 2023 awards are subject to remeasurement each reporting period. The fair value of the awards as of March 31, 2023 was $2.8 million.
8.25% Series D Cumulative Preferred Stock—The dividend for all issued and outstanding shares of the Company’s Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2023	2022
Series D Cumulative Preferred Stock	$825	$825
Stock Repurchases—On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the three months ended March 31, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of March 31, 2023, the Company has completed the $25.0 million repurchase authorization.
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
A “REIT Termination Event,” shall mean the earliest of:
(i)    filing of a federal income tax return where the Company does not compute its income as a REIT;
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2023	2022
Series B Convertible Preferred Stock	$1,058	$1,058
Series E Redeemable Preferred Stock
On April 2, 2021, the Company entered into equity distribution agreements with certain sales agents to sell, from time to time, shares of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20,000,000 shares of Series E Preferred Stock in a primary offering at a price of $25.00 per share. The Company is also offering a maximum of 8,000,000 shares of the Series E Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).
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
Holders of the Series E Preferred Stock shall have the right to vote for the election of directors of the Company and on all other matters requiring stockholder action by the holders of the common stock, each share being entitled to vote to the same extent as one share of the Company’s common stock, and all such shares voting together as a single class. If and whenever dividends on any shares of the Series E Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive, the number of directors then constituting the board shall be increased by two and the holders of such shares of Series E Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series E Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
Dividends are payable on a monthly basis in arrears on the 15th day of each month (or, if such payment date is not a business day, the next succeeding business day) to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows participating holders to have their Series E Preferred Stock dividend distributions automatically reinvested in additional shares of the Series E Preferred Stock at a price of $25.00 per share.
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022
Series E Preferred Stock shares issued (1)	3,798	1,477
Net proceeds	$85,444	$33,236
__________________
(1)Exclusive of shares issued under the DRIP.
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	March 31, 2023	December 31, 2022
Series E Preferred Stock	$378,906	$291,076
Cumulative adjustments to Series E Preferred Stock (1)	$11,599	$9,403
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2023	2022
Series E Preferred Stock	$7,534	$1,399
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022
Series E Preferred Stock shares redeemed	11	—
Redemption amount, net of redemption fees	$282	$—
Series M Redeemable Preferred Stock
On April 2, 2021, the Company entered into equity distribution agreements with certain sales agents to sell, from time to time, shares of the Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). Pursuant to such equity distribution agreements, the Company is offering a maximum of 20,000,000 shares of the Series M Preferred Stock (par value $0.01) in a primary offering at a price of $25.00 per share (or “Stated Value”). The Company is also offering a maximum of 8,000,000 shares of Series M Preferred Stock pursuant to the DRIP at $25.00 per share.
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
Holders of the Series M Preferred Stock shall have the right to vote for the election of directors of the Company and on all other matters requiring stockholder action by the holders of the common stock, each share being entitled to vote to the same extent as one share of the Company’s common stock, and all such shares voting together as a single class. If and whenever dividends on any shares of Series E Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such quarterly periods are consecutive, the number of directors then constituting the board shall be increased by two and the holders of such shares of Series M Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series M Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
The redemption fee shall be an amount equal to:
•1.5% of the Stated Value of $25.00 per share beginning on the Series M Original Issue Date (as defined in the Articles Supplementary) of the shares of Series M Preferred Stock to be redeemed; and
•0% of the Stated Value beginning on the first anniversary from the Series M Original Issue Date of the shares of Series M Preferred Stock to be redeemed.
The Company has the right, in its sole discretion, to redeem the shares in cash, or in an equal number of shares of common stock or any combination thereof, calculated based on the closing price per share for the single trading day prior to the date of redemption.
Holders of Series M Preferred Stock are entitled to receive cumulative cash dividends at the initial rate of 8.2% per annum of the Stated Value of $25.00 per share (equivalent to an annual dividend rate of $2.05 per share). Beginning one year from the date of original issuance of each share of Series M Preferred Stock and on each one-year anniversary thereafter for such share

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
of Series M Preferred Stock, the dividend rate shall increase by 0.10% per annum; provided, however, that the dividend rate for any share of Series M Preferred Stock shall not exceed 8.7% per annum of the Stated Value.
Dividends are payable on a monthly basis and in arrears on the 15th day of each month (or, if such payment date is not a business day, on the next succeeding business day) to holders of record at the close of business on the last business day of each month immediately preceding the applicable dividend payment date. Dividends will be computed on the basis of twelve 30-day months and a 360-day year.
The Company has a DRIP that allows participating holders to have their Series M Preferred Stock dividend distributions automatically reinvested in additional shares of the Series M Preferred Stock at a price of $25.00 per share.
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022
Series M Preferred Stock shares issued (1)	531	33
Net proceeds	$12,869	$810
__________________
(1)Exclusive of shares issued under the DRIP.
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	March 31, 2023	December 31, 2022
Series M Preferred Stock	$48,294	$35,182
Cumulative adjustments to Series M Preferred Stock (1)	$1,070	$812
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2023	2022
Series M Preferred Stock	$932	$21
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022
Series M Preferred Stock shares redeemed	1	—
Redemption amount, net of redemption fees	$25	$—

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
We are also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group we pay Ashford LLC an incentive fee over the following three years, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also recorded equity-based compensation expense for equity grants of common stock, PSUs and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services.
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2023	2022
Advisory services fee
Base advisory fee	$3,640	$2,939
Reimbursable expenses (1)	2,022	1,096
Equity-based compensation (2)	2,286	2,310
Incentive fee	—	977
Total	$7,948	$7,322
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
On September 27, 2022, an agreement was entered into by Ashford Inc., Ashford Trust and Braemar pursuant to which the Advisor is to implement the REITs' cash management strategies. This will include actively managing the REITs excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is 20 bps of the average daily balance of the funds managed by the Advisor and is payable monthly in arrears.
As of March 31, 2023, “due to Ashford Inc.” includes a $365,000 security deposit paid to Remington Hotel Corporation (“RHC”) for office space allocated to us under our advisory agreement. It will be held as security for the payment of our

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
allocated share of the office space rental. If unused it will be returned to us upon lease expiration or earlier termination. As of December 31, 2022, RHC was indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. and the $365,000 was included in “due from related parties, net.” On January 3, 2023, Ashford Inc. acquired RHC.
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “2022 Limited Waiver”) with Braemar OP, Braemar TRS and its advisor. The advisory agreement (i) allocates responsibility for certain employee costs between the Company and its advisor and (ii) permits the Company’s board of directors to issue annual equity awards in the Company or Braemar OP to employees and other representatives of its advisor based on achievement by the Company of certain financial or other objectives or otherwise as the Company’s board of directors sees fit. Pursuant to the 2022 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Company’s advisor waived the operation of any provision in the advisory agreement that would otherwise have limited our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of our advisor.
On March 2, 2023, the Company entered into a second Limited Waiver Under Advisory Agreement (the “2023 Limited Waiver”) with Braemar OP, Braemar TRS and its advisor. Pursuant to the 2023 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Company’s advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2023 cash incentive compensation to employees and other representatives of our advisor.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications on our behalf. During the three months ended March 31, 2023 and 2022, we made payments of $0 and $637,000, respectively, to Lismore or its subsidiaries.
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
During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Braemar had funded approximately $5.8 million and had a payable, included in “due to Ashford Inc., net” on the condensed consolidated balance sheet, of approximately $6.6 million. In March 2023, Braemar paid Ashford Inc. $8.7 million as a result of the contribution true-up between entities described above. As of March 31, 2023, Braemar has funded approximately $15.9 million. As of March 31, 2023, Braemar has a pre-funded balance of approximately $2.1 million that is included in “other assets” and approximately $343,000 that is included in “due to Ashford Inc., net” on the condensed consolidated balance sheet.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2023	2022
Corporate, general and administrative	$1,195	$527
Design and Construction Services
Premier Project Management LLC (“Premier”), as a subsidiary of Ashford Inc., provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management, and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) for the following services: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year).
Hotel Management Services
At March 31, 2023, Remington Hotels managed four of our 16 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2023, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
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
The table below summarizes the licensing fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2023	2022
Other hotel expenses	$202	$102
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2023, we pay a monthly hotel management fee equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2027 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2023, no amounts have been accrued.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2023 and December 31, 2022, all of our hotel properties were in the U.S. and its territories.

Table of Contents
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
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•the factors discussed in our Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023 (the “2022 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;” and other filings under the Exchange Act;
•rising interest rates and inflation;
•macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;
•uncertainty in the business sector and market volatility due to the recent failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
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
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2022 10-K and this Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2023, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of March 31, 2023, Remington Hotels, a subsidiary of Ashford Inc., managed four of our 16 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2023, owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.1% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,148,178 shares of Ashford Inc. common stock, which if converted as of March 31, 2023 would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.8%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of March 31, 2023, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,059,526 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 4.2% ownership in the Company.
Recent Developments
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the three months ended March 31, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of March 31, 2023, the Company has completed the $25.0 million repurchase authorization.
On January 18, 2023, the Company paid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the three months ended March 31, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
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
On March 2, 2023, the Company entered into a second Limited Waiver Under Advisory Agreement (the “2023 Limited Waiver”) with Braemar OP, Braemar TRS and its advisor. Pursuant to the 2023 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Company’s advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2023 cash incentive compensation to employees and other representatives of our advisor.
On April 4, 2023, the Company amended the mortgage loan secured by The Ritz-Carlton Sarasota. Terms of the amendment replaced the variable interest rate of LIBOR +2.65% with SOFR+2.75%, extended the current maturity date to October 2023, and added one six-month extension option, subject to satisfaction of certain conditions. The Company paid Lismore approximately $99,000 for the successful execution of the Ritz-Carlton Sarasota loan modification and extension.
On April 18, 2023, the Company amended the mortgage loan secured by Hotel Yountville. Terms of the amendment replaced the variable interest rate of LIBOR +2.55% with SOFR+2.65%, extended the current maturity date to November 2023, and added one six-month extension option, subject to satisfaction of certain conditions.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenue
Rooms	$137,527	$105,192	$32,335	30.7%
Food and beverage	52,228	36,707	15,521	42.3
Other	25,546	19,981	5,565	27.9
Total hotel revenue	215,301	161,880	53,421	33.0
Expenses
Hotel operating expenses:
Rooms	27,358	20,184	(7,174)	(35.5)
Food and beverage	39,739	28,028	(11,711)	(41.8)
Other expenses	62,295	46,207	(16,088)	(34.8)
Management fees	6,705	4,148	(2,557)	(61.6)
Total hotel operating expenses	136,097	98,567	(37,530)	(38.1)
Property taxes, insurance and other	8,116	8,603	487	5.7
Depreciation and amortization	22,521	18,441	(4,080)	(22.1)
Advisory services fee	7,948	7,322	(626)	(8.5)
Corporate general and administrative	2,820	2,495	(325)	(13.0)
Total expenses	177,502	135,428	(42,074)	(31.1)
Operating income (loss)	37,799	26,452	11,347	42.9
Equity in earnings (loss) of unconsolidated entity	(73)	(72)	(1)	(1.4)
Interest income	2,108	25	2,083	8,332.0
Interest expense and amortization of discounts and loan costs	(22,873)	(8,522)	(14,351)	(168.4)
Write-off of loan costs and exit fees	(12)	(76)	64	84.2
Gain (loss) on extinguishment of debt	2,318	—	2,318
Realized and unrealized gain (loss) on derivatives	(334)	408	(742)	(181.9)
Income (loss) before income taxes	18,933	18,215	718	3.9
Income tax (expense) benefit	(2,329)	(2,611)	282	10.8
Net income (loss)	16,604	15,604	1,000	6.4
(Income) loss attributable to noncontrolling interest in consolidated entities	(309)	26	(335)	(1,288.5)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(261)	(967)	706	73.0
Net income (loss) attributable to the Company	$16,034	$14,663	$1,371	(9.4)%
All hotel properties owned for the three months ended March 31, 2023 and 2022 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of operating results for certain hotel properties are not comparable for the three months ended March 31, 2023 and 2022. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Properties	Location	Type	Date
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
Four Seasons Resort Scottsdale	Scottsdale, Arizona	Acquisition	December 1, 2022

The following table illustrates the key performance indicators of all hotel properties for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Occupancy	64.85%	54.95%
ADR (average daily rate)	$559.16	$543.79
RevPAR (revenue per available room)	$362.62	$298.79
Rooms revenue (in thousands)	$137,527	$105,192
Total hotel revenue (in thousands)	$215,301	$161,880
The following table illustrates the key performance indicators of the 14 hotel properties that were included for the full three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Occupancy	65.70%	54.13%
ADR (average daily rate)	$468.30	$519.94
RevPAR (revenue per available room)	$307.68	$285.04
Rooms revenue (in thousands)	$107,940	$99,717
Total hotel revenue (in thousands)	$168,568	$154,385
Net Income (Loss) Attributable to the Company. Net income attributable to the Company increased $1.4 million, from $14.7 million for the three months ended March 31, 2022 (the “2022 quarter”), to $16.0 million for the three months ended March 31, 2023 (the “2023 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $32.3 million, or 30.7%, to $137.5 million during the 2023 quarter compared to the 2022 quarter. During the 2023 quarter, we experienced a 990 basis point increase in occupancy and a 2.8% increase in room rates compared to the 2022 quarter.

Fluctuations in rooms revenue between 2023 quarter and 2022 quarter are a result of the changes in occupancy and ADR between 2023 quarter and 2022 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$4,896	3,297	21.7%
Marriott Seattle Waterfront (2)	1,633	1,695	13.6%
The Notary Hotel	1,445	1,184	12.5%
The Clancy	3,514	1,068	44.9%
Sofitel Chicago Magnificent Mile	807	1,077	3.8%
Pier House Resort & Spa	(1,352)	(521)	(9.0)%
The Ritz-Carlton St. Thomas	(2,882)	(717)	(6.9)%
Park Hyatt Beaver Creek Resort & Spa	2,164	387	11.0%
Hotel Yountville	(79)	971	(22.9)%
The Ritz-Carlton Sarasota	(2,082)	(278)	(10.1)%
Hilton La Jolla Torrey Pines	1,404	867	12.0%
Bardessono Hotel and Spa	(833)	(814)	(11.1)%
The Ritz-Carlton Lake Tahoe	(321)	201	(6.1)%
Mr. C Beverly Hills Hotel	(90)	932	(14.7)%
Total	$8,224	1,157	(9.9)%
Non-comparable

The Ritz-Carlton Reserve Dorado Beach	$9,954	n/a	n/a
Four Seasons Resort Scottsdale	14,157	n/a	n/a
Total	$24,111
________
(1)This hotel was under renovation during the 2023 quarter.
(2)This hotel was under renovation during the 2022 quarter.
Food and Beverage Revenue. Food and beverage revenue increased $15.5 million, or 42.3%, to $52.2 million during the 2023 quarter compared to the 2022 quarter. We experienced an aggregate increase in food and beverage revenue of $6.2 million at nine comparable hotel properties as well as increases of $3.7 million and $6.5 million at The Ritz-Carlton Reserve Dorado Beach and the Four Seasons Resort Scottsdale, respectively. These increases are partially offset by an aggregate decrease of approximately $980,000 at The Ritz-Carlton St. Thomas, The Ritz-Carlton Lake Tahoe, Bardessono Hotel and Spa, Hotel Yountville and Mr. C Beverly Hills Hotel.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $5.6 million, or 27.9%, to $25.5 million during the 2023 quarter compared to the 2022 quarter.
The increase is attributable to higher other hotel revenue of $1.3 million at ten comparable hotel properties, $2.2 million at The Ritz-Carlton Reserve Dorado Beach and $2.6 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $621,000 at The Ritz-Carlton Sarasota, Pier House Resort & Spa, Bardessono Hotel and Spa, Park Hyatt Beaver Creek Resort & Spa.
Rooms Expense. Rooms expense increased $7.2 million, or 35.5%, to $27.4 million in the 2023 quarter compared to the 2022 quarter. The increase is attributable to an aggregate increase in rooms expense of $3.4 million at 11 comparable hotel properties, an increase of $1.8 million at The Ritz-Carlton Reserve Dorado Beach and an increase of $2.3 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $294,000 at The Ritz-Carlton St. Thomas, Pier House Resort & Spa and Bardessono Hotel and Spa.
Food and Beverage Expense. Food and beverage expense increased $11.7 million, or 41.8%, to $39.7 million during the 2023 quarter compared to the 2022 quarter. The increase is attributable to higher food and beverage expense of $4.2 million at nine comparable hotel properties,$3.4 million at The Ritz-Carlton Reserve Dorado Beach and $4.6 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $488,000 at The Ritz-Carlton St. Thomas, The Ritz-Carlton Lake Tahoe, Pier House Resort & Spa, Hotel Yountville and Mr. C Beverly Hills Hotel.

Other Operating Expenses. Other operating expenses increased $16.1 million, or 34.8%, to $62.3 million in the 2023 quarter compared to the 2022 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $2.2 million in direct expenses and $13.9 million in indirect expenses and incentive management fees in the 2023 quarter compared to the 2022 quarter.
Direct expenses were 4.2% of total hotel revenue in the 2023 quarter and 4.2% in the 2022 quarter. The increase in direct expenses is associated with higher direct expenses of approximately $392,000 at ten comparable hotel properties, $1.2 million at The Ritz-Carlton Reserve Dorado Beach and $760,000 at the Four Seasons Resort Scottsdale. These increases were partially offset by lower direct expenses of $180,000 at the Sofitel Chicago Magnificent Mile, The Ritz-Carlton Sarasota, The Ritz-Carlton St. Thomas and Mr. C Beverly Hills Hotel.
The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $5.9 million comprising an increase of $2.5 million at our 14 comparable hotel properties and $3.3 million at the two acquired hotel properties; (ii) marketing costs of $4.3 million comprising an increase of $2.3 million at our 14 comparable hotel properties and $2.0 million at the two acquired hotel properties; (iii) repairs and maintenance of $1.5 million comprising an increase of $207,000 at our 14 comparable hotel properties and $1.3 million at the two acquired hotel properties; (iv) lease expense of $167,000 comprising an increase of $93,000 at our 14 comparable hotel properties and $74,000 at the two acquired hotel properties; (v) energy costs of $1.6 million comprised of an increase of $571,000 at our 14 comparable hotel properties and $1.0 million at our two acquired hotel properties; and (vi) incentive management fees of $493,000 comprising an aggregate increase of $1.3 million at the two acquired hotel properties partially offset by an aggregate decrease of $769,000 at our 14 comparable hotel properties.
Management Fees. Base management fees increased $2.6 million, or 61.6%, to $6.7 million in the 2023 quarter compared to the 2022 quarter. Management fees increased approximately $1.7 million at seven comparable hotel properties, $492,000 at The Ritz-Carlton Reserve Dorado Beach and $699,000 at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of $310,000 at the seven remaining comparable hotel properties.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $487,000, or 5.7%, to $8.1 million in the 2023 quarter compared to the 2022 quarter. The decrease primarily resulted from an aggregate decrease of $2.4 million at five hotel properties, including a $2.3 million decrease at the Sofitel Chicago Magnificent Mile due to a lower property tax assessment. The decrease is partially offset by increases of $419,000 at The Ritz-Carlton Reserve Dorado Beach and $257,000 at the Four Seasons Resort Scottsdale as a result of their acquisitions, as well as an aggregate increase of approximately $1.2 million at Capital Hilton, Hilton La Jolla Torrey Pines, The Clancy, Marriott Seattle Waterfront, Pier House Resort & Spa, Bardessono Hotel and Spa, Hotel Yountville, The Ritz-Carlton Sarasota and The Ritz-Carlton Lake Tahoe.
Depreciation and Amortization. Depreciation and amortization increased $4.1 million, or 22.1%, to $22.5 million for the 2023 quarter compared to the 2022 quarter. The increase comprised $1.3 million at The Ritz-Carlton Reserve Dorado Beach and $2.3 million at the Four Seasons Resort Scottsdale as a result of their acquisitions as well as an aggregate increase of $1.7 million at eight comparable hotel properties. These increases were partially offset by an aggregate decrease of $1.2 million at the Marriott Seattle Waterfront, The Clancy, Marriott Seattle Waterfront, Bardessono Hotel and Spa, Hotel Yountville and Mr. C Beverly Hills Hotel primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $626,000, or 8.5%, to $7.9 million in the 2023 quarter compared to the 2022 quarter due to increases in the base advisory fee of $701,000, reimbursable expenses of $926,000, partially offset by decreases in equity-based compensation of $24,000 and incentive fee of $977,000.
In the 2023 quarter, we recorded an advisory services fee of $7.9 million, which included a base advisory fee of $3.6 million, reimbursable expenses of $2.0 million and $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2022 quarter, we recorded an advisory services fee of $7.3 million, which included a base advisory fee of $2.9 million, reimbursable expenses of $1.1 million, $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $977,000.
Corporate General and Administrative. Corporate general and administrative expense was $2.8 million in the 2023 quarter compared to $2.5 million in the 2022 quarter. The increase in corporate general and administrative expenses is primarily due to higher reimbursed operating expenses of Ashford Securities of $667,000, partially offset by lower professional fees of $98,000, public company costs of $213,000 and miscellaneous expenses of $31,000.

Equity in Earnings (Loss) of Unconsolidated Entity. In the 2023 quarter and the 2022 quarter, we recorded equity in loss of unconsolidated entity of $73,000 and $72,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $2.1 million and $25,000 in the 2023 quarter and the 2022 quarter, respectively. The increase in interest income in the 2023 quarter was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $14.4 million, or 168.4%, to $22.9 million for the 2023 quarter compared to the 2022 quarter. The increase is primarily due to higher interest expense from a higher average LIBOR/SOFR rate and the mortgage loans associated with The Ritz-Carlton Reserve Dorado Beach and the Four Seasons Resort Scottsdale. The average LIBOR rates for the 2023 quarter and the 2022 quarter were 4.62% and 0.23%, respectively. The average SOFR rates for the 2023 quarter and the 2022 quarter were 4.50% and 0.09%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $12,000 in the 2023 quarter related to The Ritz-Carlton Lake Tahoe mortgage loan SOFR conversion.
Write-off of loan costs and exit fees was $76,000 in the 2022 quarter resulting from the refinance of the Park Hyatt Beaver Creek Resort & Spa in February 2022.
Gain (loss) on Extinguishment of Debt. Gain on extinguishment of debt was $2.3 million in the 2023 quarter due to the payoff of The Ritz-Carlton Reserve Dorado Beach mortgage loan. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired. There was no such gain or loss in the 2022 quarter.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives of $334,000 for the 2023 quarter consisted of unrealized loss on interest rate caps of approximately $2.3 million, partially offset by unrealized gain on warrants of approximately $103,000, and a realized gain of $1.9 million associated with payments received from counterparties on interest rate caps.
Realized and unrealized gain on derivatives of $408,000 for the 2022 quarter consisted of an unrealized gain of approximately $843,000 on interest rate caps, partially offset by an unrealized loss of approximately $435,000 on warrants.
Income Tax (Expense) Benefit. Income tax expense decreased $282,000, from $2.6 million in the 2022 quarter to $2.3 million in the 2023 quarter. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2023 quarter compared to the 2022 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $309,000 and a loss of $26,000 in the 2023 quarter and the 2022 quarter, respectively. At both March 31, 2023 and 2022, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $261,000 in the 2023 quarter and $967,000 in the 2022 quarter. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 7.47% and 7.84% as of March 31, 2023 and 2022, respectively.
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
Our long-term liquidity requirements consist primarily of funds necessary to pay for the costs of acquiring additional hotel properties and redevelopments, renovations, expansions and other capital expenditures that need to be made periodically with respect to our hotel properties and scheduled debt payments. We expect to meet our long-term liquidity requirements through various sources of capital, including future common and preferred equity issuances, existing working capital, net cash provided by operations, hotel mortgage indebtedness and other secured and unsecured borrowings. However, there are a number of factors that may have a material adverse effect on our ability to access these capital sources, the state of overall equity and credit markets, our degree of leverage, our unencumbered asset base and borrowing restrictions imposed by lenders (including as a result of any failure to comply with financial covenants in our existing and future indebtedness), general market conditions for REITs, our operating performance and liquidity and market perceptions about us. The success of our business strategy will depend, in part, on our ability to access these various capital sources. While management cannot provide any assurances, management believes that our cash flow from operations and our existing cash balances will be adequate to meet upcoming anticipated requirements for interest and principal payments on debt (excluding any potential final maturity principal payments and paydowns for extension tests), working capital, and capital expenditures for the next 12 months and dividends required to maintain our status as a REIT for U.S. federal income tax purposes.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of March 31, 2023, our $435 million mortgage loan was in a cash trap and approximately $440,000 of our restricted cash was subject to this cash trap.
As of March 31, 2023, the Company held cash and cash equivalents of $281.5 million and restricted cash of $63.1 million, the vast majority of which is comprised of lender and manager-held reserves. As of March 31, 2023, $19.1 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At March 31, 2023, our net debt to gross assets was 37.1%.
The Company's cash and cash equivalents are primarily comprised of corporate cash invested in short-term U.S. Treasury securities with maturity dates of less than 90 days and corporate cash held at commercial banks in Insured Cash Sweep (“ICS”) accounts, which are fully insured by the FDIC. The Company’s cash and cash equivalents also includes property-level operating cash deposited with commercial banks that have been designated as a Global Systemically Important Bank (“G-SIB”) by the Financial Stability Board (“FSB”) and a small amount deposited with other commercial banks.
Equity Transactions
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the three months ended March 31, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of March 31, 2023, the Company has completed the $25.0 million repurchase authorization.

On November 13, 2019, we filed an initial registration statement with the SEC, as amended on January 24, 2020, for shares of our non-traded Series E Redeemable Preferred Stock (the “Series E Preferred Stock”) and our non-traded Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). The registration statement became effective on February 21, 2020, and contemplates the issuance and sale of up to 20,000,000 shares of Series E Preferred Stock or Series M Preferred Stock in a primary offering and up to 8,000,000 shares of Series E Preferred Stock or Series M Preferred Stock pursuant to a dividend reinvestment plan. On February 25, 2020, we filed our prospectus with the SEC. Ashford Securities, a subsidiary of Ashford Inc., serves as the dealer manager and wholesaler of the Series E Preferred Stock and Series M Preferred Stock. On April 2, 2021, the Company filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) articles supplementary to the Company’s Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 28,000,000 shares of Series E Preferred Stock and 28,000,000 shares of Series M Preferred Stock as unissued shares of preferred stock; (ii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series E Preferred Stock (the “Series E Articles Supplementary”); and (iii) reclassifying and designating 28,000,000 shares of the Company’s authorized capital stock as shares of the Series M Preferred Stock (the “Series M Articles Supplementary”). The Series E Articles Supplementary and Series M Articles Supplementary were filed to revise the preferred stock terms related to the dividend rate, our optional redemption right and certain other voting rights. The Company also caused its operating partnership to execute Amendment No. 5 to the Third Amended and Restated Agreement of Limited Partnership to amend the terms of its operating partnership agreement to conform to the terms of the Series E Articles Supplementary and Series M Articles Supplementary. On February 21, 2023, the Company announced the closing of its offering of the Series E Preferred Stock and Series M Preferred Stock. The Company issued approximately 16.4 million shares of Series E Preferred Stock and received net proceeds of approximately $369.5 million and issued approximately 2.0 million shares of Series M Preferred Stock and received net proceeds of approximately $47.6 million.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of May 4, 2023, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
On April 21, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the Lincoln Park Purchase Agreement. The issuance of the shares of common stock pursuant to the Lincoln Park Purchase Agreement has been registered pursuant to the Company’s shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. The Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. Upon entering into the Lincoln Park Purchase Agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Lincoln Park Purchase Agreement. As of May 4, 2023, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.

On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of May 4, 2023, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
Debt Transactions
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the three months ended March 31, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
On April 4, 2023, the Company amended the mortgage loan secured by The Ritz-Carlton Sarasota. Terms of the amendment replaced the variable interest rate of LIBOR +2.65% with SOFR+2.75%, extended the current maturity date to October 2023, and added one six-month extension option, subject to satisfaction of certain conditions. The Company paid Lismore approximately $99,000 for the successful execution of the Ritz-Carlton Sarasota loan modification and extension.
On April 18, 2023, the Company amended the mortgage loan secured by Hotel Yountville. Terms of the amendment replaced the variable interest rate of LIBOR +2.55% with SOFR+2.65%, extended the current maturity date to November 2023, and added one six-month extension option, subject to satisfaction of certain conditions.
Sources and Uses of Cash
We had approximately $281.5 million and $261.5 million of cash and cash equivalents at March 31, 2023 and December 31, 2022, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $42.3 million and $28.8 million for the three months ended March 31, 2023 and 2022, respectively. Cash flows from operations were impacted by changes in hotel operations of our 14 comparable hotel properties, The Ritz-Carlton Reserve Dorado Beach, acquired on March 11, 2022, and the Four Seasons Resort Scottsdale, acquired on December 1, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2023, net cash flows used in investing activities were $18.7 million. These cash outflows were primarily attributable to $18.7 million of capital improvements made to various hotel properties and a $99,000 loan to OpenKey partially offset by cash inflows of $75,000 related to proceeds from property insurance. Our capital improvements consisted of approximately $13.8 million of return on investment capital projects and approximately $4.9 million of renewal and replacement capital projects.
For the three months ended March 31, 2022, net cash flows used in investing activities were $97.7 million. These cash outflows were primarily attributable to $10.8 million of capital improvements made to various hotel properties and approximately $87.0 million associated with the acquisition of The Ritz-Carlton Reserve Dorado Beach. Our capital improvements consisted of $7.5 million of return on investment capital projects and $3.3 million of renewal and replacement capital projects.
Return on investment capital projects are designed to improve the positioning of our hotel properties within their markets and competitive set. Renewal and replacement capital projects are designed to maintain the quality and competitiveness of our hotels.
Net Cash Flows Provided by Financing Activities. For the three months ended March 31, 2023, net cash flows provided by financing activities were $5.3 million. Cash inflows primarily consisted of $98.0 million from the issuance of preferred stock and $1.6 million of proceeds from in-the-money interest rate caps. The cash inflows were partially offset by repayments of indebtedness of $54.3 million, $12.6 million of dividend and distribution payments, $19.0 million of payments to repurchase common stock, payments of $7.0 million for the redemption of operating partnership units, $755,000 to purchase interest rate caps and $307,000 for cash redemptions of Series E and Series M preferred stock.

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
Dividend Policy. On December 8, 2022, our board of directors approved the Company’s dividend policy for 2023. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2023, or $0.20 per share on an annualized basis. On January 11, 2023, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the first quarter of 2023. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board will continue to review our dividend policy on a quarter-to-quarter basis and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K. There have been no material changes in these critical accounting policies.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we exclude impairment on real estate, (gain) loss on disposition of assets and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, write-off of loan costs and exit fees, advisory and settlement costs, advisory services incentive fee, gain/loss on extinguishment of debt, stock/unit-based compensation and the Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/ loss on derivatives.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$16,604	$15,604
Interest expense and amortization of loan costs	22,873	8,522
Depreciation and amortization	22,521	18,441
Income tax expense (benefit)	2,329	2,611
Equity in (earnings) loss of unconsolidated entity	73	72
Company’s portion of EBITDA of OpenKey	(77)	(71)
EBITDA and EBITDAre	64,323	45,179
Amortization of favorable (unfavorable) contract assets (liabilities)	119	108
Transaction and conversion costs	1,195	555
Write-off of loan costs and exit fees	12	76
Realized and unrealized (gain) loss on derivatives	334	(408)
Stock/unit-based compensation	2,328	2,365
Legal, advisory and settlement costs	69	317
Advisory services incentive fee	—	977
(Gain) loss on extinguishment of debt	(2,318)	—
Company’s portion of adjustments to EBITDAre of OpenKey	—	6
Adjusted EBITDAre	$66,062	$49,175

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes transaction and conversion costs, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, stock/unit-based compensation, gain/loss on extinguishment of debt and non-cash items such as deemed dividends on redeemable preferred stock, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third-party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$16,604	$15,604
(Income) loss attributable to noncontrolling interest in consolidated entities	(309)	26
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	(261)	(967)
Preferred dividends	(10,350)	(3,303)
Deemed dividends on preferred stock	(2,454)	—
Net income (loss) attributable to common stockholders	3,230	11,360
Depreciation and amortization on real estate (1)	21,785	17,795
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	261	967
Equity in (earnings) loss of unconsolidated entity	73	72
Company’s portion of FFO of OpenKey	(78)	(72)
FFO available to common stockholders and OP unitholders	25,271	30,122
Deemed dividends on preferred stock	2,454	—
Transaction and conversion costs	1,195	555
Write-off of loan costs and exit fees	12	76
Unrealized (gain) loss on derivatives	2,201	(408)
Stock/unit-based compensation	2,328	2,365
Legal, advisory and settlement costs	69	317
Interest expense accretion on refundable membership club benefits	178	190
Amortization of loan costs (1)	739	642
Advisory services incentive fee	—	977
(Gain) loss on extinguishment of debt	(2,318)	—
Company’s portion of adjustments to FFO of OpenKey	—	6
Adjusted FFO available to common stockholders and OP unitholders	$32,129	$34,842
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended March 31,
	2023	2022
Depreciation and amortization on real estate	$(736)	$(646)
Amortization of loan costs	(23)	(22)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	369	100%	369
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Mr. C Beverly Hills Hotel (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65
Total		4,192		3,957
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
(5)    The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment during the lease term.
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
At March 31, 2023, our total indebtedness of approximately $1.3 billion included approximately $1.2 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at March 31, 2023, would be approximately $3.0 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2023, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, as a result of the material weakness in our internal control over financial reporting related to the accounting for earnings per share described below, and for which it was not possible for the Company to remediate during the first quarter of 2023 because there were no similar transactions to evaluate, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2023, no amounts have been accrued.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, the following risk factor should be carefully considered in evaluating us and our business.
Our cash, cash equivalents and investments could be adversely affected if the financial institutions in which we hold our cash, cash equivalents and investments fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank, New York Signature Bank and First Republic Bank on March 10, 2023, March 12, 2023 and May 1, 2023, respectively. The Company does not have any direct exposure to Silicon Valley Bank, New York Signature Bank or First Republic Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.
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
During the three months ended March 31, 2023, we repurchased approximately 3.9 million shares of its common stock for approximately $18.9 million. As of March 31, 2023, we repurchased approximately 5.4 million shares of its common stock for approximately $25.0 million and have completed the $25.0 million repurchase authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January31	2,948,031		$4.69	(2)	2,948,002	$5,063,184
February 1 to February 28	938,568	(1)	$5.39		938,273	$7
March 1 to March 31	82,776	(1)	$4.30	(2)	—	$7
Total	3,969,375		$4.85		3,886,275
__________________
(1)Includes 295 and 81,825 shares in February and March, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
(2)There is no cost associated with the forfeiture of 29 and 951 restricted shares of our common stock in January and March, respectively.
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

3.7
Fourth Amended and Restated Bylaws, as amended by Amendment No. 1 on March 17, 2022 and by Amendment No. 2 on February 23, 2023, adopted on February 23, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed February 23, 2023) (File No. 001-35972).

10.1
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023) (File No. 001-35972).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	May 8, 2023	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 8, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer