Form 10-Q
period 2023-06-30
Braemar Hotels & Resorts Inc.
filed 2023-08-07
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	65,993,893
(Class)	Outstanding at August 3, 2023

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Investments in hotel properties, gross	$2,360,842	$2,325,093
Accumulated depreciation	(470,484)	(440,492)
Investments in hotel properties, net	1,890,358	1,884,601
Cash and cash equivalents	128,025	261,541
Restricted cash	63,439	54,155
Accounts receivable, net of allowance of $200 and $339, respectively	32,864	51,448
Inventories	5,119	5,238
Prepaid expenses	18,172	7,044
Deferred costs, net	75	—
Investment in unconsolidated entity	1,699	1,689
Derivative assets	6,308	6,482
Operating lease right-of-use assets	78,917	79,449
Other assets	17,078	14,621
Intangible assets, net	3,693	3,883
Due from related parties, net	333	938
Due from third-party hotel managers	15,430	26,625
Total assets	$2,261,510	$2,397,714
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,135,958	$1,334,130
Accounts payable and accrued expenses	135,096	133,978
Dividends and distributions payable	8,917	8,184
Due to Ashford Inc.	4,558	10,005
Due to third-party hotel managers	1,579	2,096
Operating lease liabilities	60,538	60,692
Other liabilities	22,508	22,343
Derivative liabilities	165	284
Total liabilities	1,369,319	1,571,712
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 16,485,987 and 12,656,529 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	379,403	291,076
Series M redeemable preferred stock, $0.01 par value, 1,959,622 and 1,428,332 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	48,405	35,182
Redeemable noncontrolling interests in operating partnership	35,174	40,555
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 65,993,893 and 69,919,065 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	659	699
Additional paid-in capital	716,987	734,134
Accumulated deficit	(341,210)	(324,740)
Total stockholders’ equity of the Company	376,452	410,109
Noncontrolling interest in consolidated entities	(12,669)	(16,346)
Total equity	363,783	393,763
Total liabilities and equity	$2,261,510	$2,397,714
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Rooms	$117,137	$112,527	$254,664	$217,719
Food and beverage	47,776	42,269	100,004	78,976
Other	21,794	20,098	47,340	40,079
Total hotel revenue	186,707	174,894	402,008	336,774
EXPENSES
Hotel operating expenses:
Rooms	26,705	24,134	54,063	44,318
Food and beverage	36,365	31,894	76,104	59,922
Other expenses	56,297	52,087	118,592	98,294
Management fees	5,880	5,538	12,585	9,686
Total hotel operating expenses	125,247	113,653	261,344	212,220
Property taxes, insurance and other	9,396	5,277	17,512	13,880
Depreciation and amortization	22,567	19,571	45,088	38,012
Advisory services fee	8,215	6,305	16,163	13,627
(Gain) loss on legal settlements	—	(114)	—	(114)
Corporate general and administrative	3,896	3,438	6,716	5,933
Total operating expenses	169,321	148,130	346,823	283,558
OPERATING INCOME (LOSS)	17,386	26,764	55,185	53,216
Equity in earnings (loss) of unconsolidated entity	(75)	(74)	(148)	(146)
Interest income	2,295	162	4,403	187
Interest expense and amortization of discounts and loan costs	(23,600)	(10,281)	(46,473)	(18,803)
Write-off of loan costs and exit fees	(248)	(22)	(260)	(98)
Gain (loss) on extinguishment of debt	—	—	2,318	—
Realized and unrealized gain (loss) on derivatives	1,029	1,208	695	1,616
INCOME (LOSS) BEFORE INCOME TAXES	(3,213)	17,757	15,720	35,972
Income tax (expense) benefit	75	(1,077)	(2,254)	(3,688)
NET INCOME (LOSS)	(3,138)	16,680	13,466	32,284
(Income) loss attributable to noncontrolling interest in consolidated entities	367	(1,468)	58	(1,442)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	925	(846)	664	(1,813)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(1,846)	14,366	14,188	29,029
Preferred dividends	(10,877)	(4,064)	(21,227)	(7,367)
Deemed dividends on preferred stock	(301)	—	(2,755)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,024)	$10,302	$(9,794)	$21,662
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.20)	$0.14	$(0.14)	$0.31
Weighted average common shares outstanding – basic	65,806	70,740	68,378	68,325
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.20)	$0.12	$(0.14)	$0.27
Weighted average common shares outstanding – diluted	65,806	107,669	68,378	98,798
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(3,138)	$16,680	$13,466	$32,284
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(3,138)	16,680	13,466	32,284
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	367	(1,468)	58	(1,442)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	925	(846)	664	(1,813)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(1,846)	$14,366	$14,188	$29,029
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	1,600	$16	65,950	$659	$715,729	$(324,840)	$(14,013)	$377,551	3,078	$65,426	16,474	$378,906	1,960	$48,294	$34,820
Purchase of common stock	—	—	(1)	—	(4)	—	—	(4)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,262	—	—	1,262	—	—	—	—	—	—	1,752
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	32	828	4	76	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,335)	—	(3,335)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.50/share)	—	—	—	—	—	(7,986)	—	(7,986)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52/share)	—	—	—	—	—	(1,008)	—	(1,008)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,026	2,026	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(315)	(315)	—	—	—	—	—	—	(361)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(123)
Net income (loss)	—	—	—	—	—	(1,846)	(367)	(2,213)	—	—	—	—	—	—	(925)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(21)	(507)	(4)	(90)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(301)	—	(301)	—	—	—	176	—	125	—
Redemption value adjustment	—	—	—	—	—	(11)	—	(11)	—	—	—	—	—	—	11
Balance at June 30, 2023	1,600	$16	65,994	$659	$716,987	$(341,210)	$(12,669)	$363,783	3,078	$65,426	16,485	$379,403	1,960	$48,405	$35,174

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,969)	(40)	(19,214)	—	—	(19,254)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,067	—	—	2,067	—	—	—	—	—	—	3,160
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	3,860	86,744	537	12,955	—
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.10 /share)	—	—	—	—	—	(6,669)	—	(6,669)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(2,116)	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.00/share)	—	—	—	—	—	(15,520)	—	(15,520)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.03/share)	—	—	—	—	—	(1,941)	—	(1,941)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	4,050	4,050	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(315)	(315)	—	—	—	—	—	—	(722)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,162)
Net income (loss)	—	—	—	—	—	14,188	(58)	14,130	—	—	—	—	—	—	(664)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(32)	(789)	(5)	(115)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(2,755)	—	(2,755)	—	—	—	2,372	—	383	—
Redemption value adjustment	—	—	—	—	—	(7)	—	(7)	—	—	—	—	—	—	7
Balance at June 30, 2023	1,600	$16	65,994	$659	$716,987	$(341,210)	$(12,669)	$363,783	3,078	$65,426	16,485	$379,403	1,960	$48,405	$35,174

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock			Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2022	1,600	$16	71,270	$712	$736,911	$(303,323)	$(16,411)	$417,905	3,078	$65,426	3,191	$73,404		62	$1,538	$42,291
Purchase of common stock	—	—	—	—	5	—	—	5	—	—	—	—		—	—	—
Equity-based compensation	—	—	—	—	1,464	—	—	1,464	—	—	—	—		—	—	1,832
Common stock issuance costs	—	—	—	—	(27)	—	—	(27)	—	—	—	—		—	—	—
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—		—	—	—
Forfeiture of restricted common shares	—	—	(5)	—	—	—	—	—	—	—	—	—		—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	1,319	29,392		334	8,003	—
Dividends declared – common stock ($0.01/share)	—	—	—	—	—	(720)	—	(720)	—	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—		—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—		—	—	—
Dividends declared – preferred stock - Series E ($0.50 /share)	—	—	—	—	—	(2,053)	—	(2,053)	—	—	—	—		—	—	—
Dividends declared – preferred stock - Series M ($0.51 /share)	—	—	—	—	—	(128)	—	(128)	—	—	—	—		—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—		—	—	(84)
Net income (loss)	—	—	—	—	—	14,366	1,468	15,834	—	—	—	—		—	—	846
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(2)	(50)		—	—	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(1,160)	—	(1,160)	—	—	—	951		—	209	—
Redemption value adjustment	—	—	—	—	—	4,594	—	4,594	—	—	—	—		—	—	(4,594)
Balance at June 30, 2022	1,600	$16	71,310	$712	$738,353	$(290,307)	$(14,943)	$433,831	3,078	$65,426	4,508	$103,697		396	$9,750	$40,291

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	(5,601)	—	—	—	—	—	—	—
Purchase of common stock	—	—	(93)	(1)	(546)	—	—	(547)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,784	—	—	2,784	—	—	—	—	—	—	2,766
Issuance of common stock	—	—	6,000	60	34,981	—	—	35,041	—	—	—	—	—	—	—
Common stock issuance costs	—	—	—	—	(27)	—	—	(27)	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	2,800	62,485	367	8,805	—
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(7)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock - ($0.02/share)	—		—	—	—	(1,440)	—	(1,440)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(2,116)	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.00/share)	—	—	—	—	—	(3,452)	—	(3,452)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.02/share)	—	—	—	—	—	(149)	—	(149)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(167)
Contributions from noncontrolling interests	—	—	—	—	—	—	164	164	—	—	—	—	—	—	1,813
Net income (loss)	—	—	—	—	—	29,029	1,442	30,471	—	—	—	—	—	—	—
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(2)	(50)	—	—	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(2,153)	—	(2,153)	—	—	—	1,923	—	230	—
Redemption value adjustment	—	—	—	—	—	208	—	208	—	—	—	—	—	—	(208)
Balance at June 30, 2022	1,600	$16	71,310	$712	738,353	$(290,307)	$(14,943)	$433,831	3,078	$65,426	4,508	$103,697	396	$9,750	$40,291
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,466	$32,284
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,088	38,012
Equity-based compensation	5,227	5,550
Bad debt expense	327	560
(Gain) loss on extinguishment of debt	(2,318)	—
Amortization of loan costs, discounts and capitalized default interest	868	(246)
Write-off of loan costs and exit fees	260	98
Amortization of intangibles	237	237
Amortization of non-refundable membership initiation fees	(839)	(710)
Interest expense accretion on refundable membership club deposits	342	368
Realized and unrealized (gain) loss on derivatives	(695)	(1,616)
Equity in (earnings) loss of unconsolidated entity	148	146
Deferred income tax expense (benefit)	127	—
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	18,215	(5,069)
Prepaid expenses and other assets	(13,448)	(1,464)
Accounts payable and accrued expenses	(9,664)	(202)
Operating lease right-of-use assets	295	296
Due to/from related parties, net	605	702
Due to/from third-party hotel managers	10,678	9,018
Due to/from Ashford Inc.	(7,464)	1,122
Operating lease liabilities	(154)	(147)
Other liabilities	662	898
Net cash provided by (used in) operating activities	61,963	79,837

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	327	36
Payments for initial franchise fee	(75)	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	(86,798)
Investment in unconsolidated entity	(158)	(164)
Improvements and additions to hotel properties	(36,199)	(19,910)
Net cash provided by (used in) investing activities	(36,105)	(106,836)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	—	70,500
Repayments of indebtedness	(196,355)	(68,000)
Payments of loan costs and exit fees	(790)	(1,728)
Payments for derivatives	(3,400)	(1,145)
Proceeds from derivatives	4,010	—
Purchase of common stock	(19,306)	(547)
Payments for dividends and distributions	(26,139)	(7,334)
Net proceeds from issuance of preferred stock	97,930	71,016
Common stock offering costs	—	(102)
Contributions from noncontrolling interest in consolidated entities	4,050	164
Redemption of operating partnership units	(7,162)	—
Distributions to noncontrolling interest in consolidated entities	(2,024)	—
Redemption of preferred stock	(904)	(50)
Net cash provided by (used in) financing activities	(150,090)	62,774
Net change in cash, cash equivalents and restricted cash	(124,232)	35,775
Cash, cash equivalents and restricted cash at beginning of period	315,696	263,374
Cash, cash equivalents and restricted cash at end of period	$191,464	$299,149

	Six Months Ended June 30,
	2023	2022

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$53,297	$17,036
Income taxes paid (refunded)	2,920	(991)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,917	$3,535
Assumption of debt in hotel acquisition	—	58,601
Capital expenditures accrued but not paid	21,011	5,363
Issuance of common stock for hotel acquisition	—	35,040
Accrued preferred stock offering expenses	—	105
Non-cash preferred stock dividends	1,747	278
Unsettled proceeds from derivatives	470	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$261,541	$215,998
Restricted cash at beginning of period	54,155	47,376
Cash, cash equivalents and restricted cash at beginning of period	$315,696	$263,374

Cash and cash equivalents at end of period	$128,025	$251,032
Restricted cash at end of period	63,439	48,117
Cash, cash equivalents and restricted cash at end of period	$191,464	$299,149
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
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages four of our 16 hotel properties. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of June 30, 2023, own 16 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of June 30, 2023, 15 of our 16 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of June 30, 2023, 13 of the 16 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023;
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
Recently Adopted Accounting Standards—In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) (“ASU 2022-06”), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company applied the optional expedient in evaluating debt modifications converting from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company adopted the standards upon the respective effective dates. There was no material impact as a result of this adoption.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$31,004	$10,630	$5,066	$46,700
Puerto Rico	1	12,870	5,060	3,087	21,017
Arizona	1	7,924	5,268	2,043	15,235
Colorado	1	1,866	1,811	1,689	5,366
Florida	2	15,290	8,630	5,665	29,585
Illinois	1	7,738	1,947	412	10,097
Pennsylvania	1	7,643	1,650	349	9,642
Washington	1	8,193	1,337	411	9,941
Washington, D.C.	1	11,433	5,721	426	17,580
USVI	1	13,176	5,722	2,646	21,544
Total	16	$117,137	$47,776	$21,794	$186,707

	Three Months Ended June 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$34,313	$11,560	$4,226	$50,099
Puerto Rico	1	11,927	4,700	2,908	19,535
Colorado	1	2,306	2,713	1,633	6,652
Florida	2	19,631	9,742	6,589	35,962
Illinois	1	7,542	2,209	411	10,162
Pennsylvania	1	6,158	1,120	309	7,587
Washington	1	5,587	887	316	6,790
Washington, D.C.	1	9,719	3,403	572	13,694
USVI	1	15,344	5,935	3,134	24,413
Total	15	$112,527	$42,269	$20,098	$174,894

	Six Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$65,570	$21,940	$10,756	$98,266
Puerto Rico	1	28,300	9,935	6,224	44,459
Arizona	1	22,081	11,786	4,659	38,526
Colorado	1	16,207	8,172	4,672	29,051
Florida	2	36,939	19,129	12,336	68,404
Illinois	1	11,304	2,930	767	15,001
Pennsylvania	1	12,163	2,646	631	15,440
Washington	1	12,414	2,037	823	15,274
Washington, D.C.	1	20,210	11,209	859	32,278
USVI	1	29,476	10,220	5,613	45,309
Total	16	$254,664	$100,004	$47,340	$402,008

	Six Months Ended June 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$65,284	$22,429	$9,169	$96,882
Puerto Rico	1	17,403	5,832	3,796	27,031
Colorado	1	14,483	8,846	4,764	28,093
Florida	2	44,714	19,264	13,632	77,610
Illinois	1	10,301	3,006	740	14,047
Pennsylvania	1	9,233	1,626	520	11,379
Washington	1	8,175	1,298	625	10,098
Washington, D.C.	1	13,600	5,733	992	20,325
USVI	1	34,526	10,942	5,841	51,309
Total	15	$217,719	$78,976	$40,079	$336,774

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land	$630,842	$630,489
Buildings and improvements	1,520,184	1,511,949
Furniture, fixtures and equipment	157,626	147,019
Construction in progress	39,444	22,890
Residences	12,746	12,746
Total cost	2,360,842	2,325,093
Accumulated depreciation	(470,484)	(440,492)
Investments in hotel properties, net	$1,890,358	$1,884,601
Impairment Charges
During the three and six months ended June 30, 2023 and 2022, no impairment charges were recorded.
5. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”), which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. As of June 30, 2023, the Company has made equity investments in OpenKey totaling $2.9 million. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and six months ended June 30, 2023 and 2022.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2023	December 31, 2022
Carrying value of the investment in OpenKey (in thousands)	$1,535	$1,689
Ownership interest in OpenKey	7.9%	7.9%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2023	2022	2023	2022
Equity in earnings (loss) of unconsolidated entity	$(80)	$(74)	$(154)	$(146)
On February 2, 2023, the Company entered into a loan funding agreement with Ashford Inc. and OpenKey. Per the agreement, Ashford Inc. and the Company will provide OpenKey with a maximum loan amount of $5.0 million to be allocated on a pro-rata basis based on current ownership interests and funded quarterly, over the course of 2023. The loan bears interest at an annual rate of 15%. Additionally, repayment of the loan principal and all accrued interest is due upon certain events. On June 9, 2023, the Company funded approximately $59,000. As of June 30, 2023, the Company has funded approximately $158,000.
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	June 30, 2023	December 31, 2022
Investment in unconsolidated entity	$164	$—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Line Item	2023	2023
Equity in earnings (loss) of unconsolidated entity	$5	$6
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (11)	Interest Rate	June 30, 2023	December 31, 2022

Mortgage loan (3)	The Ritz-Carlton Sarasota	April 2023	April 2023	LIBOR (1) + 2.65%	$—	$98,500
Mortgage loan (4)	Hotel Yountville	May 2023	May 2023	LIBOR (1) + 2.55%	—	51,000
Mortgage loan	Bardessono Hotel and Spa	August 2023	August 2023	SOFR (2) + 2.65%	40,000	40,000
Mortgage loan (5)	The Ritz-Carlton St. Thomas	August 2023	August 2024	LIBOR (1) + 3.95%	42,500	42,500
Mortgage loan (3)	The Ritz-Carlton Sarasota	October 2023	April 2024	SOFR (2) + 3.60%	98,000	—
Mortgage loan (4)	Hotel Yountville	November 2023	May 2024	SOFR (2) + 2.65%	51,000	—
Mortgage loan	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	SOFR (2) + 2.20%	54,000	54,000
Mortgage loan	Capital Hilton	February 2024	February 2024	LIBOR (1) + 1.70%	195,000	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan (6)	Park Hyatt Beaver Creek Resort & Spa	February 2024	February 2027	SOFR (2) + 2.86%	70,500	70,500
Mortgage loan (7)	The Ritz-Carlton Reserve Dorado Beach	March 2024	March 2026	LIBOR (1) + 6.00%	—	54,000
Mortgage loan (8)	The Notary Hotel	June 2024	June 2025	LIBOR (1) + 2.61%	293,180	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (9)	Mr. C Beverly Hills Hotel	August 2024	August 2024	LIBOR (1) + 3.60%	30,000	30,000
Mortgage loan	Pier House Resort & Spa	September 2024	September 2024	SOFR (2) + 1.95%	80,000	80,000
Mortgage loan (10)	Four Seasons Resort Scottsdale	December 2025	December 2027	SOFR (2) + 3.75%	100,000	100,000
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
					1,140,430	1,336,750
Capitalized default interest and late charges, net					1,046	1,934
Deferred loan costs, net					(3,616)	(5,054)
Premiums/(discounts), net					(1,902)	500
Indebtedness, net					$1,135,958	$1,334,130
__________________
(1)LIBOR rates were 5.22% and 4.39% at June 30, 2023 and December 31, 2022, respectively.
(2)SOFR rates were 5.14% and 4.36% at June 30, 2023 and December 31, 2022, respectively.
(3)On April 4, 2023, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR + 2.65% with SOFR + 2.75%, extended the current maturity date to October 2023, and added one six-month extension option, subject to satisfaction of certain conditions. Effective June 1, 2023, the variable interest rate increased from SOFR + 2.75% to SOFR + 3.60% in accordance with the loan agreement.
(4)On April 18, 2023, we amended this mortgage loan. Terms of the amendment replaced the variable interest rate of LIBOR + 2.55% with SOFR + 2.65%, extended the current maturity date to November 2023, and added one six-month extension option, subject to satisfaction of certain conditions.
(5)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the second was exercised in August 2022. This mortgage loan has a LIBOR floor of 1.00%.
(6)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(7)On January 18, 2023, we repaid this mortgage loan.
(8)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the fourth was exercised in June 2023. In accordance with exercising the fourth one-year extension option, we repaid $142.0 million of principal and the variable interest rate increased from LIBOR + 2.16% to LIBOR + 2.61%.
(9)This mortgage loan has a LIBOR floor of 1.50%.
(10)This mortgage loan has a SOFR floor of 1.00%.
(11)The final maturity date assumes all available extension options will be exercised.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by certain of our hotels. The Company determined that all of the forbearance and other agreements evaluated

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges.
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of principal that was amortized was approximately $420,000 and $888,000, respectively, for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the amount of principal amortization was $500,000 and $1.0 million, respectively.
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the six months ended June 30, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
Convertible Senior Notes
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. For the three and six months ended June 30, 2023, the Company recorded coupon interest expense of $970,000 and $1.9 million, respectively. For the three and six months ended June 30, 2022, the Company recorded coupon interest expense of $970,000 and $1.9 million, respectively.
For the three and six months ended June 30, 2023, the Company recorded discount amortization of $146,000 and $290,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026. For the three and six months ended June 30, 2022, the discount amortization was $139,000 and $271,000, respectively.
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
Effective June 30, 2023, LIBOR is no longer published. Accordingly all variable interest rate mortgage loans held by the Company that used the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders will execute loan amendment documents and instead will defer to original loan documents that dictate changes in index rates.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2023, we were in compliance with all covenants.

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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Six Months Ended June 30,
Interest rate caps:(1)	2023	2022
Notional amount (in thousands)	$496,180	$556,500
Strike rate low end of range	3.50%	3.50%
Strike rate high end of range	5.25%	4.00%
Effective date range	January 2023 - June 2023	February 2022-May 2022
Termination date range	October 2023 - June 2024	May 2023- February 2024
Total cost of interest rate caps (in thousands)	$3,400	$1,145
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	June 30, 2023	December 31, 2022
Notional amount (in thousands)	$816,680	$960,500
Strike rate low end of range	2.00%	2.00%
Strike rate high end of range	5.25%	4.50%
Termination date range	August 2023 - January 2025	January 2023- January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$816,680	$959,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Mr. C Beverly Hills Hotel and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrants by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflect the fair market value of the Company’s common stock. As of June 30, 2023, no warrants have been exercised.
The initial fair value of the warrants was calculated using a Black-Scholes option pricing model with the following assumptions: three-year contractual term; 97.93% volatility; 0% dividend rate; and a risk-free interest rate of 0.38%. The estimated fair value of the warrants was approximately $1.5 million on the date of issuance. The warrants are re-valued at each reporting period with the change in fair value recorded through earnings.
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
The fair value of interest rate caps are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates rose above the strike rates of the caps. Variable interest rates used in the calculation of projected receipts and payments on the caps are based on an expectation of future interest rates derived from observable market interest rate curves (SOFR forward curves) and volatilities (Level 2 inputs). We also incorporate credit valuation adjustments (Level 3 inputs) to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2023, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.141% to 3.686% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$6,308	$—	$6,308
Total	$—	$6,308	$—	$6,308	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(165)	$—	$(165)	(2)
Net	$—	$6,143	$—	$6,143

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$6,482	$—	$6,482
	$—	$6,482	$—	$6,482	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(284)	$—	$(284)	(2)
Net	$—	$6,198	$—	$6,198
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

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$1,013		$43		$576		$886
Total	$1,013		$43		$576		$886
Liabilities
Derivative liabilities:
Warrants	$16		$1,165		$119		$730
Net	$1,029		$1,208		$695		$1,616

Total combined
Interest rate derivatives - caps	$(1,269)		$43		$(3,573)		$886
Warrants	16		1,165		119		730
Unrealized gain (loss) on derivatives	$(1,253)	(1)	$1,208	(1)	$(3,454)	(1)	$1,616	(1)
Realized gain (loss) on interest rate caps	2,282	(1) (2)	—		4,149	(1) (2)	—
Net	$1,029		$1,208		$695		$1,616
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$6,308	$6,308	$6,482	$6,482
Financial liabilities measured at fair value:
Derivative liabilities	$165	$165	$284	$284
Financial assets not measured at fair value:
Cash and cash equivalents	$128,025	$128,025	$261,541	$261,541
Restricted cash	63,439	63,439	54,155	54,155
Accounts receivable, net	32,864	32,864	51,448	51,448
Due from related parties, net	333	333	938	938
Due from third-party hotel managers	15,430	15,430	26,625	26,625
Financial liabilities not measured at fair value:
Indebtedness	$1,138,528	$1,050,061 to $1,160,595	$1,337,250	$1,229,671 to $1,359,110
Accounts payable and accrued expenses	135,096	135,096	133,978	133,978
Dividends and distributions payable	8,917	8,917	8,184	8,184
Due to Ashford Inc.	4,558	4,558	10,005	10,005
Due to third-party hotel managers	1,579	1,579	2,096	2,096

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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 92.2% to 101.9% of the carrying value of $1.1 billion at June 30, 2023, and approximately 92.0% to 101.6% of the carrying value of $1.3 billion at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(1,846)	$14,366	$14,188	$29,029
Less: dividends on preferred stock	(10,877)	(4,064)	(21,227)	(7,367)
Less: deemed dividends on preferred stock	(301)	—	(2,755)	—
Less: dividends on common stock	(3,291)	(707)	(6,580)	(1,414)
Less: dividends on unvested performance stock units	(36)	(7)	(72)	(14)
Less: dividends on unvested restricted shares	(8)	(6)	(17)	(12)
Less: net (income) loss allocated to performance stock units	—	(95)	—	(207)
Less: net (income) loss allocated to unvested restricted shares	—	(74)	—	(161)
Undistributed net income (loss) allocated to common stockholders	(16,359)	9,413	(16,463)	19,854
Add back: dividends on common stock	3,291	707	6,580	1,414
Distributed and undistributed net income (loss) - basic	$(13,068)	$10,120	$(9,883)	$21,268
Interest expense on Convertible Senior Notes	—	1,108	—	2,211
Dividends on preferred stock - Series E (inclusive of deemed dividends)	—	2,053	—	3,452
Dividends on preferred stock - Series M (inclusive of deemed dividends)	—	128	—	149
Distributed and undistributed net income (loss) - diluted	$(13,068)	$13,409	$(9,883)	$27,080

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	65,806	70,740	68,378	68,325
Effect of assumed exercise of warrants	—	—	—	1
Effect of assumed conversion of Convertible Senior Notes	—	13,610	—	13,610
Effect of assumed conversion of preferred stock - Series E	—	22,207	—	16,232
Effect of assumed conversion of preferred stock - Series M	—	1,112	—	630
Weighted average common shares outstanding – diluted	65,806	107,669	68,378	98,798

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.20)	$0.14	$(0.14)	$0.31
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.20)	$0.12	$(0.14)	$0.27

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$8	$80	$17	$173
Income (loss) allocated to unvested performance stock units	36	102	72	221
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(925)	846	(664)	1,813
Dividends on preferred stock - Series B	1,058	1,058	2,116	2,116
Interest expense on Convertible Senior Notes	1,117	—	2,231	—
Dividends on preferred stock - Series E (inclusive of deemed dividends)	8,162	—	17,892	—
Dividends on preferred stock - Series M (inclusive of deemed dividends)	1,133	—	2,324	—
Total	$10,589	$2,086	$23,988	$4,323
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	34	—	25
Effect of unvested performance stock units	340	—	346	1
Effect of assumed conversion of operating partnership units	5,172	5,868	5,576	5,862
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	13,609	—	13,609	—
Effect of assumed conversion of preferred stock - Series E	102,751	—	101,478	—
Effect of assumed conversion of preferred stock - Series M	12,219	—	11,945	—
Total	138,207	10,018	137,070	10,004
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. As of June 30, 2023, there were approximately 2.4 million Performance LTIP units, representing 200% of the target, outstanding.
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
In March 2023, the Company granted approximately 353,000 Performance LTIP units, representing 200% of the target, with an initial grant date fair value of $3.86 per share and a vesting period of approximately three years. During the second quarter, the Company’s stockholders approved an increase to the stock incentive plan, which is sufficient to cover the expected settlements as of June 30, 2023. The 2023 awards, which were originally classified as liability awards, are now classified as equity awards, within temporary equity, which resulted in a remeasurement of the award at a new fair value of $4.07 per share.
On May 10, 2023, approximately 45,000 LTIP units were issued to independent directors, with a fair value of approximately $182,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2023.
As of June 30, 2023, we have issued a total of approximately 3.8 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 614,000 LTIP units and 1.2 million Performance LTIP units issued from March 2015 to May 2023, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2023	December 31, 2022
Redeemable noncontrolling interests in Braemar OP (in thousands)	$35,174	$40,555
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$77	$70
Ownership percentage of operating partnership	6.63%	7.69%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$925	$(846)	$664	$(1,813)
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$361	$84	$722	$167
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
On May 12, 2023, the Company received a Notice of Redemption with respect to 32,500 vested common units, and such redemption was settled in cash at the Company’s election for approximately $123,000.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock dividends declared	$3,335	$720	$6,669	$1,440
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
In May 2023, approximately 45,000 shares of common stock were issued to independent directors with a fair value of approximately $182,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2023.
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
In March 2023, 383,000 PSUs with a vesting period of approximately three years were granted. The 2023 awards may be settled in cash or shares of the Company’s common stock solely at the option of the Company. During the second quarter, the Company’s stockholders approved an increase to the stock incentive plan, which is sufficient to cover the expected settlements as of June 30, 2023. The 2023 awards, which were originally classified as liability awards, are now classified as equity awards, which resulted in a remeasurement of the award at a new fair value of $1.6 million.
8.25% Series D Cumulative Preferred Stock—The dividend for all issued and outstanding shares of the Company’s Series D Cumulative Preferred Stock (the “Series D Preferred Stock”) is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series D Cumulative Preferred Stock	$825	$825	$1,650	$1,650
Stock Repurchases—On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the six months ended June 30, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of June 30, 2023, the Company has completed the $25.0 million repurchase authorization.

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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series B Convertible Preferred Stock	$1,058	$1,058	$2,116	$2,116
Series E Redeemable Preferred Stock
On April 2, 2021, the Company entered into equity distribution agreements with certain sales agents to sell, from time to time, shares of the Series E Redeemable Preferred Stock (the “Series E Preferred Stock”). Pursuant to such equity distribution agreements, the Company offered a maximum of 20,000,000 shares of Series E Preferred Stock in a primary offering at a price of $25.00 per share. On February 21, 2023, the Company announced the closing of its Series E Preferred Stock offering. The Company is also offering a maximum of 8,000,000 shares of the Series E Preferred Stock pursuant to a dividend reinvestment plan (the “DRIP”) at $25.00 per share (the “Stated Value”).

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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends (with no redemption fee). The Series E Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon such change of control events, holders have the option to convert their shares of Series E Preferred Stock into a maximum of 5.69476 shares of our common stock.
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series E Preferred Stock shares issued (1)	—	1,312	3,798	2,789
Net proceeds	$—	$29,518	$85,444	$62,754
__________________
(1)Exclusive of shares issued under the DRIP.

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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	June 30, 2023	December 31, 2022
Series E Preferred Stock	$379,403	$291,076
Cumulative adjustments to Series E Preferred Stock (1)	$11,775	$9,403
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series E Preferred Stock	$7,986	$2,053	$15,520	$3,452
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series E Preferred Stock shares redeemed	21	2	32	2
Redemption amount, net of redemption fees	$507	$50	$789	$50
Series M Redeemable Preferred Stock
On April 2, 2021, the Company entered into equity distribution agreements with certain sales agents to sell, from time to time, shares of the Series M Redeemable Preferred Stock (the “Series M Preferred Stock”). Pursuant to such equity distribution agreements, the Company offered a maximum of 20,000,000 shares of the Series M Preferred Stock (par value $0.01) in a primary offering at a price of $25.00 per share (or “Stated Value”). On February 21, 2023, the Company announced the closing of its Series M Preferred Stock offering. The Company is also offering a maximum of 8,000,000 shares of Series M Preferred Stock pursuant to the DRIP at $25.00 per share.
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
Each share is redeemable at any time, at the option of the holder, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends, less a redemption fee. Starting on the second anniversary, each share is redeemable at any time, at the option of the Company, at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
dividends (with no redemption fee). The Series M Preferred Stock is also subject to conversion upon certain events constituting a change of control. Upon such change of control events, holders have the option to convert their shares of Series M Preferred Stock into a maximum of 5.69476 shares of our common stock.
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
Holders of Series M Preferred Stock are entitled to receive cumulative cash dividends at the initial rate of 8.2% per annum of the Stated Value of $25.00 per share (equivalent to an annual dividend rate of $2.05 per share). Beginning one year from the date of original issuance of each share of Series M Preferred Stock and on each one-year anniversary thereafter for such share of Series M Preferred Stock, the dividend rate shall increase by 0.10% per annum; provided, however that the dividend rate for any share of Series M Preferred Stock shall not exceed 8.7% per annum of the Stated Value.
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series M Preferred Stock shares issued (1)	—	334	531	367
Net proceeds	$—	$8,087	$12,869	$8,897
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	June 30, 2023	December 31, 2022
Series M Preferred Stock	$48,405	$35,182
Cumulative adjustments to Series M Preferred Stock (1)	$1,195	$812
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series M Preferred Stock	$1,008	$128	$1,941	$149
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Series M Preferred Stock shares redeemed	4	—	5	—
Redemption amount, net of redemption fees	$90	$—	$115	$—
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Advisory services fee
Base advisory fee	$3,667	$3,226	$7,307	$6,165
Reimbursable expenses (1)	2,042	1,173	4,064	2,269
Equity-based compensation (2)	2,506	2,637	4,792	4,947
Incentive fee	—	(731)	—	246
Total	$8,215	$6,305	$16,163	$13,627
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Braemar, Ashford Hospitality Trust, Inc. (“Ashford Trust”), their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc.’s risk management department manages the casualty insurance program. Each year Ashford Inc.’s risk management department collects funds from Braemar, Ashford Trust and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
On September 27, 2022, an agreement was entered into by Ashford Inc., Ashford Trust and Braemar pursuant to which the Advisor is to implement the REITs’ cash management strategies. This will include actively managing the REITs excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is equal to the lesser of (i) 20 bps of the average daily balance of the funds managed by the Advisor and (ii) the actual rate of return realized by the cash management strategies; provided that in no event will the cash management fee be less than zero. The fee is payable monthly in arrears.
As of June 30, 2023, “due to Ashford Inc.” includes a $365,000 security deposit paid to Remington Hotel Corporation (“RHC”) for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of the office space rental. If unused it will be returned to us upon lease expiration or earlier termination. As of December 31, 2022, RHC was indirectly owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. and the $365,000 was included in “due from related parties, net.” On January 3, 2023, Ashford Inc. acquired RHC.
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
In June 2023, we entered into various 12-month agreements with Lismore to seek modifications or refinancings of certain mortgage debt of the Company. For the three and six months ended June 30, 2023, we incurred fees of approximately $150,000 to Lismore in nonrefundable work fees. The unamortized fees are included in “other assets” on the condensed consolidated balance sheet, and are amortized on a straight line basis over the term of the agreement.
In addition to the fees described above, we incurred fees from Lismore or its subsidiaries of $98,000 for both three and six months ended June 30, 2023 and $0 and $637,000 for the three and six months ended June 30, 2022.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate capital raised, or June 10, 2023, there will be a true up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
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
During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Braemar had funded approximately $5.8 million and had a payable, included in “due to Ashford Inc., net” on the condensed consolidated balance sheet, of approximately $6.6 million. In March 2023, Braemar paid Ashford Inc. $8.7 million as a result of the contribution true-up between entities described above. As of June 30, 2023, Braemar has funded approximately $17.9 million. As of June 30, 2023, Braemar has a pre-funded balance of approximately $1.9 million that is included in “other assets” and approximately $1.5 million that is included in “due to Ashford Inc., net” on the condensed consolidated balance sheet.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2023	2022	2023	2022
Corporate, general and administrative	$1,024	$664	$2,219	$1,191
Design and Construction Services
Premier Project Management LLC (“Premier”), a subsidiary of Ashford Inc., provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) for the following services: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year).
Hotel Management Services
At June 30, 2023, Remington Hospitality managed four of our 16 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2023, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Licensing Fees—In conjunction with the Mr. C Beverly Hills Hotel acquisition on August 5, 2021, we entered into an Intellectual Property Sublicense Agreement, which allows us to continue to use certain proprietary marks associated with the Mr. C brand name. In return, we pay licensing fees of: (i) 1% of total operating revenue; (ii) 2% of gross food and beverage revenues; and (iii) 25% of food and beverage profits. The agreement expired on August 5, 2023.
The table below summarizes the licensing fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2023	2022	2023	2022
Other hotel expenses	$172	$189	$374	$291
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2023, we pay a monthly hotel management fee equal to the greater of approximately $16,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2027 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. The trial court set a due date of August 7, 2023 for the briefs. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2023, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters and matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations or cash flows could be materially adversely affected in future periods.
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2023 and December 31, 2022, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Events
On July 31, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Braemar OP (the “Borrower”), the lenders party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent and L/C Issuer (as defined in the Credit Agreement). Bank of America, N.A. acted as administrative agent and lead arranger on the transaction. Syndicate bank participants include TBK Bank and MidFirst Bank.
The Credit Agreement evidences a $200 million senior secured credit facility (the “Facility”) comprised of a senior secured term loan facility of $150 million (the “Term Loan Facility”) and a senior secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to a size of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville hotel properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.75 to 1.00.
The proceeds of the Term Loan Facility were used to repay the mortgage debt associated with The Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville, which will serve as the Initial Borrowing Base Properties for the financing. In addition, at closing, the Company drew down approximately $46 million under the Revolving Credit Facility.
The Facility is a three-year interest-only facility with all outstanding principal due at maturity, with a one-year extension option, subject to the satisfaction of certain conditions including the payment of an Extension Fee (as defined in the Credit Agreement) equal to 20 basis points (0.20%) of the outstanding Facility amount.
The Credit Agreement is guaranteed by the Company, the Borrower and certain other eligible subsidiaries of the Company and secured by: (i) perfected lien mortgages or deeds of trust and security interests in the Borrowing Base Properties (as defined in the Credit Agreement); (ii) assignments of leases and rents with respect to the Borrowing Base Properties; (iii) assignments of all management agreements, franchise agreements, licenses and other material agreements relating to the Borrowing Base Properties; (iv) perfected first priority liens on all reserve accounts and all operating accounts related to each Borrowing Base Property; and (v) perfected first priority liens on and security interests in each subsidiary guarantor owning a Borrowing Base Property.
Borrowings under the Credit Agreement will bear interest at Daily SOFR or Term SOFR plus 10 basis points (with a 0% floor) plus the applicable margin. Depending on the Company’s Net Debt to EBITDA ratio, the applicable margin for SOFR ranges from 2.25% to 3.00%. Default interest would accrue at the applicable rate plus 2.0%.
The Facility contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, the Company and the Borrower are subject to restrictions on incurring additional indebtedness and liens, investments, mergers and fundamental changes, sales or other dispositions of property, dividends and stock redemptions, changes in the nature of the Borrower’s business, transactions with affiliates and burdensome agreements.
Financial covenants are generally based on the financial condition and results of operations of the Company and its consolidated subsidiaries and include, among others, the following:
(i) a Consolidated Leverage Ratio (i.e., Consolidated Net Debt to the Consolidated Total Asset Value) of not more than 55%; and
(ii) a Consolidated Fixed Charge Coverage Ratio (FCCR) (i.e., the ratio of Consolidated Adjusted EBITDA to Consolidated Fixed Charges) of not less than (i) prior to December 31, 2024, 1.1 to 1.0 and (ii) thereafter, 1.25 to 1.0.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Credit Agreement includes customary events of default, and the occurrence of an event of default will permit the Lenders to terminate commitments to lend under the Credit Agreement and accelerate payments of all amounts outstanding thereunder.

Table of Contents
ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly-owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns The Ritz-Carlton St. Thomas hotel. “Ashford Trust” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Nevada corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or our “advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Hospitality” refers to the same entity after the acquisition was completed resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc.
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
•actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier) and our executive officers and our non-independent director;
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2023, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of June 30, 2023, Remington Hospitality, a subsidiary of Ashford Inc., managed four of our 16 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of June 30, 2023, owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,151,054 shares of Ashford Inc. common stock, which if converted as of June 30, 2023 would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.6%, provided that prior to August 8, 2023, the voting power of the holders of the Ashford Inc. Series D Convertible Preferred Stock is limited to 40% of the combined voting power of all of the outstanding voting securities of Ashford Inc. entitled to vote on any given matter. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of June 30, 2023, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,059,526 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 4.2% ownership in the Company.
Recent Developments
On April 4, 2023, the Company amended the mortgage loan secured by The Ritz-Carlton Sarasota. Terms of the amendment replaced the variable interest rate of LIBOR + 2.65% with SOFR + 2.75%, extended the current maturity date to October 2023, and added one six-month extension option, subject to satisfaction of certain conditions. Effective June 1, 2023, the variable interest rate increased from SOFR + 2.75% to SOFR + 3.60% in accordance with the loan agreement. The Company paid Lismore approximately $98,000 for the successful execution of The Ritz-Carlton Sarasota loan modification and extension.
On April 18, 2023, the Company amended the mortgage loan secured by Hotel Yountville. Terms of the amendment replaced the variable interest rate of LIBOR + 2.55% with SOFR + 2.65%, extended the current maturity date to November 2023, and added one six-month extension option, subject to satisfaction of certain conditions.
On June 13, 2023, the Company finalized an extension of its $435 million mortgage loan secured by four properties: The Notary Hotel, The Clancy, Sofitel Chicago Magnificent Mile, and Marriott Seattle Waterfront. The loan is being extended beyond its original initial maturity in June 2023 for an additional twelve months. In conjunction with the extension, the Company paid down $142 million of the loan utilizing corporate cash on hand, which reduced the balance to approximately $293 million. As part of the extension the Company also purchased an interest rate cap through June 2024 with a strike rate of 4.69%.
Effective June 30, 2023, LIBOR is no longer published. Accordingly all variable interest rate mortgage loans held by the Company that used the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders will execute loan amendment documents and instead will defer to original loan documents that dictate changes in index rates.
On July 31, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Braemar OP (the “Borrower”), the lenders party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent and L/C Issuer (as defined in the Credit Agreement). Bank of America, N.A. acted as administrative agent and lead arranger on the transaction. Syndicate bank participants include TBK Bank and MidFirst Bank.
The Credit Agreement evidences a $200 million senior secured credit facility (the “Facility”) comprised of a senior secured term loan facility of $150 million (the “Term Loan Facility”) and a senior secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to a size of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville hotel properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.75 to 1.00.
The proceeds of the Term Loan Facility were used to repay the mortgage debt associated with The Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville, which will serve as the Initial Borrowing Base Properties for the financing. In addition, at closing, the Company drew down approximately $46 million under the Revolving Credit Facility.
The Facility is a three-year interest-only facility with all outstanding principal due at maturity, with a one-year extension option, subject to the satisfaction of certain conditions including the payment of an Extension Fee (as defined in the Credit Agreement) equal to 20 basis points (0.20%) of the outstanding Facility amount.

The Credit Agreement is guaranteed by the Company, the Borrower and certain other eligible subsidiaries of the Company and secured by: (i) perfected lien mortgages or deeds of trust and security interests in the Borrowing Base Properties (as defined in the Credit Agreement); (ii) assignments of leases and rents with respect to the Borrowing Base Properties; (iii) assignments of all management agreements, franchise agreements, licenses and other material agreements relating to the Borrowing Base Properties; (iv) perfected first priority liens on all reserve accounts and all operating accounts related to each Borrowing Base Property; and (v) perfected first priority liens on and security interests in each subsidiary guarantor owning a Borrowing Base Property.
Borrowings under the Credit Agreement will bear interest at Daily SOFR or Term SOFR plus 10 basis points (with a 0% floor) plus the applicable margin. Depending on the Company’s Net Debt to EBITDA ratio, the applicable margin for SOFR ranges from 2.25% to 3.00%. Default interest would accrue at the applicable rate plus 2.0%.
The Facility contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, the Company and the Borrower are subject to restrictions on incurring additional indebtedness and liens, investments, mergers and fundamental changes, sales or other dispositions of property, dividends and stock redemptions, changes in the nature of the Borrower’s business, transactions with affiliates and burdensome agreements.
Financial covenants are generally based on the financial condition and results of operations of the Company and its consolidated subsidiaries and include, among others, the following:
(i) a Consolidated Leverage Ratio (i.e., Consolidated Net Debt to the Consolidated Total Asset Value) of not more than 55%; and
(ii) a Consolidated Fixed Charge Coverage Ratio (FCCR) (i.e., the ratio of Consolidated Adjusted EBITDA to Consolidated Fixed Charges) of not less than (i) prior to December 31, 2024, 1.1 to 1.0 and (ii) thereafter, 1.25 to 1.0.
The Credit Agreement includes customary events of default, and the occurrence of an event of default will permit the Lenders to terminate commitments to lend under the Credit Agreement and accelerate payments of all amounts outstanding thereunder.
On August 1, 2023 the Company announced the rebranding and planned conversion of its Mr. C Beverly Hills Hotel in Los Angeles, California to the Cameo Beverly Hills. Effective August 4, 2023, Cameo Beverly Hills became available for booking on Hilton’s website at hilton.com and joined Hilton Honors, Hilton’s award-winning guest loyalty program. Following an extensive renovation, which is expected to be completed by the end of 2025, the hotel will join LXR Hotels & Resorts (“LXR”). One of Hilton’s iconic luxury brands, LXR is a collection of unique, independent luxury properties around the world that focuses on individualized service and one-of-a-kind stays.
The conversion of the hotel, which was built in 1965, will reflect its unique history and distinctive location in the heart of West Los Angeles near iconic amenities and high-end shopping on Rodeo Drive. The Company is planning an approximately $25 million renovation to further elevate this distinctive hotel that will enable a revitalized luxury guest experience when it is completed. Added amenities and enhanced design elements will include upgrades to the guestrooms, guest bathrooms, restaurant, lobby, pool, fitness area, and meeting spaces.
Remington Hospitality will continue to manage the hotel after the conversion under a management agreement.
On August 4, 2023, the board of directors of the Company approved amendments to the Company’s Fourth Amended and Restated Bylaws, as amended. See Part II, Item 5 for a description of the amendments.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table summarizes changes in key line items from our condensed consolidated statements of operations for three months ended June 30, 2023 and 2022 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenue
Rooms	$117,137	$112,527	$4,610	4.1%
Food and beverage	47,776	42,269	5,507	13.0
Other	21,794	20,098	1,696	8.4
Total revenue	186,707	174,894	11,813	6.8
Expenses
Hotel operating expenses:
Rooms	26,705	24,134	(2,571)	(10.7)
Food and beverage	36,365	31,894	(4,471)	(14.0)
Other expenses	56,297	52,087	(4,210)	(8.1)
Management fees	5,880	5,538	(342)	(6.2)
Total hotel operating expenses	125,247	113,653	(11,594)	(10.2)
Property taxes, insurance and other	9,396	5,277	(4,119)	(78.1)
Depreciation and amortization	22,567	19,571	(2,996)	(15.3)
Advisory services fee	8,215	6,305	(1,910)	(30.3)
(Gain) loss on legal settlements	—	(114)	(114)	(100.0)
Corporate general and administrative	3,896	3,438	(458)	(13.3)
Total expenses	169,321	148,130	(21,191)	(14.3)
Operating income (loss)	17,386	26,764	(9,378)	(35.0)
Equity in earnings (loss) of unconsolidated entity	(75)	(74)	(1)	(1.4)
Interest income	2,295	162	2,133	1,316.7
Interest expense and amortization of loan costs	(23,600)	(10,281)	(13,319)	(129.5)
Write-off of loan costs and exit fees	(248)	(22)	(226)	(1,027.3)
Realized and unrealized gain (loss) on derivatives	1,029	1,208	(179)	(14.8)
Income (loss) before income taxes	(3,213)	17,757	(20,970)	(118.1)
Income tax (expense) benefit	75	(1,077)	1,152	107.0
Net income (loss)	(3,138)	16,680	(19,818)	(118.8)
(Income) loss attributable to noncontrolling interest in consolidated entities	367	(1,468)	1,835	125.0
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	925	(846)	1,771	209.3
Net income (loss) attributable to the Company	$(1,846)	$14,366	$(16,212)	(112.8)%

All hotel properties owned for the three months ended June 30, 2023 and 2022 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended June 30, 2023 and 2022. The hotel property listed below is not a comparable hotel property for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisition affects reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Four Seasons Resort Scottsdale	Scottsdale, Arizona	Acquisition	December 1, 2022
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended June 30,
	2023	2022
Occupancy	70.91%	71.15%
ADR (average daily rate)	$430.68	$435.24
RevPAR (revenue per available room)	$305.39	$309.68
Rooms revenue (in thousands)	$117,137	$112,527
Total hotel revenue (in thousands)	$186,707	$174,894
The following table illustrates the key performance indicators of the 15 hotel properties that were owned for the full three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Occupancy	72.08%	71.15%
ADR (average daily rate)	$415.76	$435.24
RevPAR (revenue per available room)	$299.66	$309.68
Rooms revenue (in thousands)	$109,213	$112,527
Total hotel revenue (in thousands)	$171,471	$174,894
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $16.2 million, from net income of $14.4 million for the three months ended June 30, 2022 (the “2022 quarter”) to net a loss of $1.8 million for the three months ended June 30, 2023 (the “2023 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $4.6 million, or 4.1%, to $117.1 million during the 2023 quarter compared to the 2022 quarter. During the 2023 quarter, we experienced a 24 basis point decrease in occupancy and a 1.0% decrease in room rates.

Fluctuations in rooms revenue between the 2023 quarter and the 2022 quarter are a result of the changes in occupancy and ADR between the 2023 quarter and the 2022 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton(1)	$1,713	620	8.7%
Marriott Seattle Waterfront (2)	2,606	2,162	4.0%
The Notary Hotel	1,485	847	9.2%
The Clancy	(1,536)	(396)	(11.3)%
Sofitel Chicago Magnificent Mile	196	28	2.2%
Pier House Resort & Spa	(1,111)	(323)	(12.0)%
The Ritz-Carlton St. Thomas	(2,167)	(748)	(5.6)%
Park Hyatt Beaver Creek Resort & Spa	(441)	(1,096)	5.3%
Hotel Yountville	(1,055)	(277)	(20.9)%
The Ritz-Carlton Sarasota(1)	(3,229)	(2,244)	0.8%
Hilton La Jolla Torrey Pines	(396)	(317)	(1.5)%
Bardessono Hotel and Spa	(938)	101	(17.6)%
The Ritz-Carlton Lake Tahoe	729	778	2.6%
Mr. C Beverly Hills Hotel	(113)	65	(4.1)%
The Ritz-Carlton Reserve Dorado Beach	941	(169)	10.7%
Total	$(3,316)	93	(4.5)%
Non-comparable
Four Seasons Resort Scottsdale	$7,924	n/a	n/a
________
(1)This hotel was under renovation during the 2023 quarter.
(2)This hotel was under renovation during the 2022 quarter.
Food and Beverage Revenue. Food and beverage revenue increased $5.5 million, or 13.0%, to $47.8 million during the 2023 quarter compared to the 2022 quarter. This increase is attributable to an aggregate increase of $4.2 million at five comparable hotel properties and an increase of $5.3 million from the acquisition of the Four Seasons Resort Scottsdale on December 1, 2022. These increases were partially offset by an aggregate decrease of $3.9 million at The Clancy, Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, The Ritz-Carlton St. Thomas, Park Hyatt Beaver Creek Resort & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, Hilton La Jolla Torrey Pines, Bardessono Hotel and Spa and Mr. C Beverly Hills Hotel.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $1.7 million, or 8.4%, to $21.8 million during the 2023 quarter compared to the 2022 quarter. This increase is attributable to an aggregate increase in other hotel revenue of $1.3 million at ten comparable hotel properties and an increase of $2.0 million at the Four Seasons Resort Scottsdale, partially offset by an aggregate decrease of $1.6 million at the Capital Hilton, Pier House Resort & Spa, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and Hilton La Jolla Torrey Pines.
Rooms Expense. Rooms expense increased $2.6 million, or 10.7%, to $26.7 million in the 2023 quarter compared to the 2022 quarter. This increase is primarily attributable to an aggregate increase of $1.9 million at eight comparable hotel properties and an increase of $1.9 million at the Four Seasons Resort Scottsdale, partially offset by a decrease of $1.2 million at the Pier House Resort & Spa, The Ritz-Carlton St. Thomas, Hotel Yountville, The Ritz-Carlton Sarasota, Hilton La Jolla Torrey Pines, Bardessono Hotel and Spa and The Ritz-Carlton Reserve Dorado Beach.
Food and Beverage Expense. Food and beverage expense increased $4.5 million, or 14.0%, to $36.4 million during the 2023 quarter compared to the 2022 quarter. This increase is attributable to an aggregate increase of $2.1 million at seven comparable hotel properties and an increase of $3.7 million at the Four Seasons Resort Scottsdale, partially offset by a decrease of $1.4 million at the Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, Park Hyatt Beaver Creek Resort & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, Hilton La Jolla Torrey Pines, The Ritz-Carlton Lake Tahoe and Mr. C Beverly Hills Hotel.

Other Operating Expenses. Other operating expenses increased $4.2 million, or 8.1%, to $56.3 million in the 2023 quarter compared to the 2022 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $710,000 in direct expenses and $3.5 million in indirect expenses and incentive management fees in the 2023 quarter as compared to the 2022 quarter. Direct expenses were 4.3% of total hotel revenue in the 2023 quarter and 4.2% in the 2022 quarter. The increase in direct expenses includes an increase of approximately $714,000 at the Four Seasons Resort Scottsdale.
The increase in indirect expenses comprises increases in: (i) general and administrative costs of $1.0 million comprising an increase $1.6 million at the one acquired hotel property offset by a decrease of $652,000 at our 15 comparable hotel properties; (ii) marketing costs of $2.3 million comprising an increase of $1.2 million at our 15 comparable hotel properties and $1.1 million at the one acquired hotel property; (iii) repairs and maintenance of $1.2 million, comprising an increase of $493,000 at our 15 comparable hotel properties and $664,000 at one acquired hotel property; and (iv) energy costs of $704,000 comprising an increase of $428,000 at our 15 comparable hotel properties and $276,000 at the one acquired hotel property. The increases were partially offset by decreases in (i) incentive management fees of $1.6 million comprising an aggregate decrease of $1.9 million from our 15 comparable hotel properties partially offset by an increase of $232,000 at the one acquired hotel property, and (ii) lease expense of $9,000 at our 15 comparable hotel properties.
Management Fees. Base management fees increased $342,000, or 6.2%, to $5.9 million in the 2023 quarter compared to the 2022 quarter. Base management fees increased $408,000 at five comparable hotel properties and $450,000 at the one acquired hotel property, partially offset by an aggregate decrease of $516,000 at the Sofitel Chicago Magnificent Mile, Hilton La Jolla Torrey Pines, Park Hyatt Beaver Creek Resort & Spa, The Clancy, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa, , Mr. C Beverly Hills Hotel, The Ritz-Carlton St. Thomas and The Ritz-Carlton Sarasota.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $4.1 million, or 78.1%, to $9.4 million in the 2023 quarter compared to the 2022 quarter. The increase is primarily attributable to an aggregate increase of approximately $3.9 million at 13 comparable hotel properties, including $2.3 million at the Sofitel Chicago Magnificent Mile and $249,000 at the one acquired hotel property. During the 2022 quarter, we received a real estate assessment reduction for the Sofitel Chicago Magnificent Mile. These increases were partially offset by an aggregate decrease of $27,000 at The Notary Hotel and The Ritz-Carlton St. Thomas.
Depreciation and Amortization. Depreciation and amortization increased $3.0 million, or 15.3%, to $22.6 million in the 2023 quarter compared to the 2022 quarter. The increase comprised $2.4 million at Four Seasons Resort Scottsdale as a result of its acquisition and an aggregate increase of $1.6 million at nine comparable hotel properties. These increases were partially offset by an aggregate decrease of $1.0 million at the Sofitel Chicago Magnificent Mile, The Clancy, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa and Mr. C Beverly Hills Hotel due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $1.9 million, or 30.3%, to $8.2 million in the 2023 quarter compared to the 2022 quarter due to increases in the base advisory fee of $441,000, reimbursable expenses of $869,000, and incentive fee of $731,000 which was due to a credit in the 2022 quarter related to the reversal of the incentive fee, partially offset by a decrease of $131,000 in equity-based compensation.
In the 2023 quarter, we recorded an advisory services fee of $8.2 million, which included a base advisory fee of $3.7 million, reimbursable expenses of $2.0 million, $2.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2022 quarter, we recorded an advisory services fee of $6.3 million, which included a base advisory fee of $3.2 million, reimbursable expenses of $1.2 million, $2.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and a credit to incentive fee of $731,000.
Gain on Legal Settlements. During the 2022 quarter, the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount associated with the City of San Francisco transfer tax matter. There was no such gain during the 2023 quarter.
Corporate General and Administrative. Corporate general and administrative expense was $3.9 million in the 2023 quarter and $3.4 million in the 2022 quarter. The increase in corporate general and administrative expense is due to higher reimbursed operating expenses of Ashford Securities of $361,000 and higher miscellaneous expenses of $413,000 partially offset by lower public company costs of $193,000 and lower professional fees of $123,000.

Equity in Earnings (Loss) of Unconsolidated Entity. In the 2023 quarter and 2022 quarter, we recorded equity in loss of unconsolidated entity of $75,000 and $74,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $2.3 million and $162,000 in 2023 quarter and 2022 quarter, respectively. The increase in interest income in the 2023 quarter was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $13.3 million, or 129.5%, to $23.6 million in the 2023 quarter compared to the 2022 quarter. This increase is primarily due to higher interest expense from higher average interest rates, as well as higher interest expense associated with the mortgage loan secured by the Four Seasons Resort Scottsdale as a result of its acquisition. The average LIBOR rates for the 2023 quarter and the 2022 quarter were 5.10% and 1.02%, respectively. The average SOFR rates for the 2023 quarter and the 2022 quarter were 4.74% and 0.67%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $248,000 in the 2023 quarter, primarily related to various loan modifications. Write-off of loan costs and exit fees consisted of $137,000 from third parties and $111,000 from Lismore.
Write-off of loan costs and exit fees was $22,000 in the 2022 quarter, primarily related to third party costs from the acquisition of The Ritz-Carlton Reserve Dorado Beach.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $1.0 million for 2023 quarter consisted of an unrealized gain on warrants of approximately $16,000 and a realized gain of $2.3 million associated with payments received from counterparties on in-the-money interest rate caps. These gains were partially offset by an unrealized loss on interest rate caps of approximately $1.3 million.
Realized and unrealized gain on derivatives of $1.2 million in the 2022 quarter consisted of an unrealized gain of approximately $1.2 million on warrants and approximately $43,000 on interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $1.2 million, from expense of $1.1 million in the 2022 quarter to a benefit of $75,000 in the 2023 quarter. This change was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2023 quarter compared to the 2022 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $367,000 and income of $1.5 million in the 2023 quarter and the 2022 quarter, respectively. At both June 30, 2023 and 2022, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $925,000 and net income of $846,000 in the 2023 quarter and the 2022 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 6.63% and 7.59% as of June 30, 2023 and 2022, respectively.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenue
Rooms	$254,664	$217,719	$36,945	17.0%
Food and beverage	100,004	78,976	21,028	26.6
Other	47,340	40,079	7,261	18.1
Total hotel revenue	402,008	336,774	65,234	19.4
Expenses
Hotel operating expenses:
Rooms	54,063	44,318	(9,745)	(22.0)
Food and beverage	76,104	59,922	(16,182)	(27.0)
Other expenses	118,592	98,294	(20,298)	(20.7)
Management fees	12,585	9,686	(2,899)	(29.9)
Total hotel operating expenses	261,344	212,220	(49,124)	(23.1)
Property taxes, insurance and other	17,512	13,880	(3,632)	(26.2)
Depreciation and amortization	45,088	38,012	(7,076)	(18.6)
Advisory services fee	16,163	13,627	(2,536)	(18.6)
(Gain) loss on legal settlements	—	(114)	(114)	(100.0)
Corporate general and administrative	6,716	5,933	(783)	(13.2)
Total expenses	346,823	283,558	(63,265)	(22.3)
Operating income (loss)	55,185	53,216	1,969	3.7
Equity in earnings (loss) of unconsolidated entity	(148)	(146)	(2)	(1.4)
Interest income	4,403	187	4,216	2,254.5
Interest expense and amortization of discounts and loan costs	(46,473)	(18,803)	(27,670)	(147.2)
Write-off of loan costs and exit fees	(260)	(98)	(162)	(165.3)
Gain (loss) on extinguishment of debt	2,318	—	2,318
Realized and unrealized gain (loss) on derivatives	695	1,616	(921)	(57.0)
Income (loss) before income taxes	15,720	35,972	(20,252)	(56.3)
Income tax (expense) benefit	(2,254)	(3,688)	1,434	38.9
Net income (loss)	13,466	32,284	(18,818)	(58.3)
(Income) loss attributable to noncontrolling interest in consolidated entities	58	(1,442)	1,500	104.0
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	664	(1,813)	2,477	136.6
Net income (loss) attributable to the Company	$14,188	$29,029	$(14,841)	(51.1)%
All hotel properties owned for the six months ended June 30, 2023 and 2022 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of operating results for certain hotel properties are not comparable for the six months ended June 30, 2023 and 2022. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
Four Seasons Resort Scottsdale	Scottsdale, Arizona	Acquisition	December 1, 2022

The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Occupancy	67.90%	63.18%
ADR (average daily rate)	$491.69	$481.70
RevPAR (revenue per available room)	$333.84	$304.32
Rooms revenue (in thousands)	$254,664	$217,719
Total hotel revenue (in thousands)	$402,008	$336,774
The following table illustrates the key performance indicators of the 14 hotel properties that were owned for the full six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Occupancy	69.02%	61.05%
ADR (average daily rate)	$419.48	$451.18
RevPAR (revenue per available room)	$289.51	$284.72
Rooms revenue (in thousands)	$204,283	$200,316
Total hotel revenue (in thousands)	$319,022	$309,743
Net Income (Loss) Attributable to the Company. Net income attributable to the Company decreased $14.8 million, from $29.0 million for the six months ended June 30, 2022 (the “2022 period”), to $14.2 million for the six months ended June 30, 2023 (the “2023 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $36.9 million, or 17.0%, to $254.7 million during the 2023 period compared to the 2022 period. During the 2023 period, we experienced a 472 basis point increase in occupancy and a 2.1% increase in room rates compared to the 2022 period.

Fluctuations in rooms revenue between the 2023 period and the 2022 period are a result of the changes in occupancy and ADR between the 2023 period and the 2022 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$6,610	1,951	10.8%
Marriott Seattle Waterfront (2)	4,239	1,930	6.9%
The Notary Hotel	2,929	1,014	9.7%
The Clancy	1,979	332	8.2%
Sofitel Chicago Magnificent Mile	1,003	550	0.4%
Pier House Resort & Spa	(2,464)	(422)	(10.4)%
The Ritz-Carlton St. Thomas	(5,050)	(733)	(6.3)%
Park Hyatt Beaver Creek Resort & Spa	1,724	(365)	17.5%
Hotel Yountville	(1,134)	343	(22.9)%
The Ritz-Carlton Sarasota (1)	(5,311)	(1,267)	(3.9)%
Hilton La Jolla Torrey Pines	1,008	272	4.1%
Bardessono Hotel and Spa	(1,771)	(354)	(14.6)%
The Ritz-Carlton Lake Tahoe	407	491	(6.3)%
Mr. C Beverly Hills Hotel	(202)	496	(9.2)%
Total	$3,967	797	(7.0)%
Non-comparable
The Ritz-Carlton Reserve Dorado Beach	$10,896	n/a	n/a
Four Seasons Resort Scottsdale	22,081	n/a	n/a
Total	$32,977
________
(1)This hotel was under renovation during the 2023 period.
(2)This hotel was under renovation during the 2022 period.
Food and Beverage Revenue. Food and beverage revenue increased $21.0 million, or 26.6%, to $100.0 million during the 2023 period compared to the 2022 period. We experienced an aggregate increase in food and beverage revenue of $8.1 million at six comparable hotel properties as well as increases of $4.1 million and $11.8 million at The Ritz-Carlton Reserve Dorado Beach and the Four Seasons Resort Scottsdale, respectively. These increases were partially offset by an aggregate decrease of approximately $2.9 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, Pier House Resort & Spa, Bardessono Hotel and Spa, Hotel Yountville, Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa and Mr. C Beverly Hills Hotel.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $7.3 million, or 18.1%, to $47.3 million during the 2023 period compared to the 2022 period.
This increase is attributable to higher other hotel revenue of $1.9 million at nine comparable hotel properties, $2.4 million at The Ritz-Carlton Reserve Dorado Beach and $4.7 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $1.7 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, Pier House Resort & Spa, Park Hyatt Beaver Creek Resort & Spa and Capital Hilton.
Rooms Expense. Rooms expense increased $9.7 million, or 22.0%, to $54.1 million in the 2023 period compared to the 2022 period. This increase is attributable to an aggregate increase in rooms expense of $5.1 million at nine comparable hotel properties, an increase of $1.6 million at The Ritz-Carlton Reserve Dorado Beach and an increase of $4.2 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $1.1 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, Pier House Resort & Spa, Bardessono Hotel and Spa and Hotel Yountville.
Food and Beverage Expense. Food and beverage expense increased $16.2 million, or 27.0%, to $76.1 million during the 2023 period compared to the 2022 period. This increase is attributable to higher food and beverage expense of $5.4 million at eight comparable hotel properties, $3.7 million at The Ritz-Carlton Reserve Dorado Beach and $8.4 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $1.3 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Lake Tahoe, Pier House Resort & Spa, Hotel Yountville, Park Hyatt Beaver Creek Resort & Spa and Mr. C Beverly Hills Hotel.

Other Operating Expenses. Other operating expenses increased $20.3 million, or 20.7%, to $118.6 million in the 2023 period compared to the 2022 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $2.9 million in direct expenses and $17.4 million in indirect expenses and incentive management fees in the 2023 period compared to the 2022 period.
Direct expenses were 4.3% of total hotel revenue in the 2023 period and 4.2% in the 2022 period. The increase in direct expenses is associated with higher direct expenses of approximately $732,000 at nine comparable hotel properties, $1.3 million at The Ritz-Carlton Reserve Dorado Beach and $1.5 million at the Four Seasons Resort Scottsdale. These increases were partially offset by lower direct expenses of $616,000 at the Sofitel Chicago Magnificent Mile, Marriott Seattle Waterfront, Mr. C Beverly Hills Hotel, The Ritz-Carlton St. Thomas and The Ritz-Carlton Sarasota.
The increase in indirect expenses is attributable to increases in (i) general and administrative costs of $6.8 million comprising an increase of $2.0 million at our 14 comparable hotel properties and $4.8 million at the two acquired hotel properties; (ii) marketing costs of $6.6 million comprising an increase of $3.3 million at our 14 comparable hotel properties and $3.3 million at the two acquired hotel properties; (iii) repairs and maintenance of $2.6 million comprising an increase of $544,000 at our 14 comparable hotel properties and $2.1 million at the two acquired hotel properties; (iv) lease expense of $158,000 comprising an increase of $147,000 at our 14 comparable hotel properties and $11,000 at the two acquired hotel properties; and (v) energy costs of $2.3 million comprised of an increase of $960,000 at our 14 comparable hotel properties and $1.4 million at our two acquired hotel properties. These increases in indirect expenses were partially offset by an aggregate decrease of $1.1 million in incentive management fees, comprising of an aggregate decrease of $2.7 million at our 14 comparable hotel properties, offset by an aggregate increase of $1.5 million at the two acquired hotel properties.
Management Fees. Base management fees increased $2.9 million, or 29.9%, to $12.6 million in the 2023 period compared to the 2022 period. Management fees increased $1.9 million at seven comparable hotel properties, $537,000 at The Ritz-Carlton Reserve Dorado Beach and $1.2 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of $683,000 at the Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa, Mr. C Beverly Hills Hotel, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Lake Tahoe.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $3.6 million, or 26.2%, to $17.5 million in the 2023 period compared to the 2022 period. This increase is primarily attributable to an aggregate increase of $2.6 million at twelve comparable hotel properties, including $36,000 at the Sofitel Chicago Magnificent Mile, $590,000 at The Ritz-Carlton Reserve Dorado Beach and $506,000 at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $94,000 at The Notary Hotel and The Ritz-Carlton St. Thomas.
Depreciation and Amortization. Depreciation and amortization increased $7.1 million, or 18.6%, to $45.1 million for the 2023 period compared to the 2022 period. This increase is comprised of $1.4 million at The Ritz-Carlton Reserve Dorado Beach, $4.7 million at the Four Seasons Resort Scottsdale and an aggregate increase of $3.3 million at eight comparable hotel properties. These increases were partially offset by an aggregate decrease of $2.3 million at the Sofitel Chicago Magnificent Mile, The Clancy, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa and Mr. C Beverly Hills Hotel primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $2.5 million, or 18.6%, to $16.2 million in the 2023 period compared to the 2022 period due to increases in the base advisory fee of $1.1 million, reimbursable expenses of $1.8 million, partially offset by decreases in equity-based compensation of $155,000 and incentive fee of $246,000.
In the 2023 period, we recorded an advisory services fee of $16.2 million, which included a base advisory fee of $7.3 million, reimbursable expenses of $4.1 million and $4.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2022 period, we recorded an advisory services fee of $13.6 million, which included a base advisory fee of $6.2 million, reimbursable expenses of $2.3 million, $4.9 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $246,000.
Gain on Legal Settlements. During the 2022 period, the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount associated with the City of San Francisco transfer tax matter. There was no such gain during the 2023 period.
Corporate General and Administrative. Corporate general and administrative expense was $6.7 million in the 2023 period compared to $5.9 million in the 2022 period. The increase in corporate general and administrative expenses is primarily due to higher reimbursed operating expenses of Ashford Securities of $1.0 million and higher miscellaneous expenses of $382,000, partially offset by lower professional fees of $221,000 and lower public company costs of $406,000.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2023 period and the 2022 period, we recorded equity in loss of unconsolidated entity of $148,000 and $146,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $4.4 million and $187,000 in the 2023 period and the 2022 period, respectively. The increase in interest income in the 2023 period was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $27.7 million, or 147.2%, to $46.5 million for the 2023 period compared to the 2022 period. The increase is primarily due to higher interest expense from higher average interest rates and the mortgage loan secured by the Four Seasons Resort Scottsdale as a result of its acquisition. The average LIBOR rates for the 2023 period and the 2022 period were 4.85% and 0.62%, respectively. The average SOFR rates for the 2023 period and the 2022 period were 4.62% and 0.39%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $260,000 in the 2023 period related to various loan modifications. Write-off of loan costs and exit fees consisted of $149,000 from third parties and $111,000 from Lismore.
Write-off of loan costs and exit fees was $98,000 in the 2022 period primarily resulting from third party cost from the refinance of the Park Hyatt Beaver Creek Resort & Spa in February 2022.
Gain (loss) on Extinguishment of Debt. Gain on extinguishment of debt was $2.3 million in the 2023 period due to the payoff of The Ritz-Carlton Reserve Dorado Beach mortgage loan. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired. There was no such gain or loss in the 2022 period.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $695,000 for the 2023 period consisted of unrealized gain on warrants of $119,000 and a realized gain of $4.1 million associated with payments received from counterparties on in-the-money interest rate caps. These gains were partially offset by an unrealized loss on interest rate caps of approximately $3.6 million.
Unrealized gain on derivatives of $1.6 million for the 2022 period consisted of an unrealized gain of approximately $886,000 on interest rate caps, and approximately $730,000 on warrants.
Income Tax (Expense) Benefit. Income tax expense decreased $1.4 million, from $3.7 million in the 2022 period to $2.3 million in the 2023 period. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2023 period compared to the 2022 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated a loss of $58,000 and income of $1.4 million in the 2023 period and the 2022 period, respectively. At both June 30, 2023 and 2022, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net loss of $664,000 in the 2023 period and net income of $1.8 million in the 2022 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 6.63% and 7.59% as of June 30, 2023 and 2022, respectively.
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

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, capital market activities, our Revolving Credit Facility and existing cash balances.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of June 30, 2023, our $293.2 million mortgage loan was in a cash trap and approximately $1.1 million of our restricted cash was subject to this cash trap.
As of June 30, 2023, the Company held cash and cash equivalents of $128.0 million and restricted cash of $63.4 million, the vast majority of which is comprised of lender and manager-held reserves. As of June 30, 2023, $15.4 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At June 30, 2023, our net debt to gross assets was 37.3%.
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
Equity Transactions
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the six months ended June 30, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of June 30, 2023, the Company has completed the $25.0 million repurchase authorization.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of August 3, 2023, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
On April 21, 2021, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may issue or sell to Lincoln Park up to 8,893,565 shares of the Company’s common stock from time to time during the term of the Lincoln Park Purchase Agreement. The issuance of the shares of common stock pursuant to the Lincoln Park Purchase Agreement has been registered pursuant to the Company’s shelf registration statement on Form S-3 (the “Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed with the SEC on April 21, 2021. The Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company agreed to maintain the effectiveness of the Registration Statement. Upon entering into the Lincoln Park Purchase Agreement, the Company issued 15,000 shares of the Company’s common stock as consideration for Lincoln Park’s execution and delivery of the Lincoln Park Purchase Agreement. As of August 3, 2023, the Company has issued approximately 766,000 shares of common stock for gross proceeds of approximately $4.2 million under the Lincoln Park Purchase Agreement.
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 3, 2023, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
Debt Transactions
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the three and six months ended June 30, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
On April 4, 2023, the Company amended the mortgage loan secured by The Ritz-Carlton Sarasota. Terms of the amendment replaced the variable interest rate of LIBOR + 2.65% with SOFR + 2.75%, extended the current maturity date to October 2023, and added one six-month extension option, subject to satisfaction of certain conditions. Effective June 1, 2023, the variable interest rate increased from SOFR + 2.75% to SOFR + 3.60% in accordance with the loan agreement. The Company paid Lismore approximately $98,000 for the successful execution of The Ritz-Carlton Sarasota loan modification and extension.
On April 18, 2023, the Company amended the mortgage loan secured by Hotel Yountville. Terms of the amendment replaced the variable interest rate of LIBOR + 2.55% with SOFR + 2.65%, extended the current maturity date to November 2023, and added one six-month extension option, subject to satisfaction of certain conditions.
On June 13, 2023, the Company finalized an extension of its $435 million mortgage loan secured by four properties: The Notary Hotel, The Clancy, Sofitel Chicago Magnificent Mile, and Marriott Seattle Waterfront. The loan is being extended beyond its original initial maturity in June 2023 for an additional twelve months. In conjunction with the extension, the Company paid down $142 million of the loan utilizing corporate cash on hand, which reduced the balance to approximately $293 million. As part of the extension the Company also purchased an interest rate cap through June 2024 with a strike rate of 4.69%.
Effective June 30, 2023, LIBOR is no longer published. Accordingly all variable interest rate mortgage loans held by the Company that used the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders will execute loan amendment documents and instead will defer to original loan documents that dictate changes in index rates.
On July 31, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Braemar OP (the “Borrower”), the lenders party thereto (the “Lenders”) and Bank of America, N.A., as administrative agent and L/C Issuer (as defined in the Credit Agreement). Bank of America, N.A. acted as administrative agent and lead arranger on the transaction. Syndicate bank participants include TBK Bank and MidFirst Bank.
The Credit Agreement evidences a $200 million senior secured credit facility (the “Facility”) comprised of a senior secured term loan facility of $150 million (the “Term Loan Facility”) and a senior secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to a size of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville hotel properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.75 to 1.00.
The proceeds of the Term Loan Facility were used to repay the mortgage debt associated with The Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville, which will serve as the Initial Borrowing Base Properties for the financing. In addition, at closing, the Company drew down approximately $46 million under the Revolving Credit Facility.

The Facility is a three-year interest-only facility with all outstanding principal due at maturity, with a one-year extension option, subject to the satisfaction of certain conditions including the payment of an Extension Fee (as defined in the Credit Agreement) equal to 20 basis points (0.20%) of the outstanding Facility amount.
The Credit Agreement is guaranteed by the Company, the Borrower and certain other eligible subsidiaries of the Company and secured by: (i) perfected lien mortgages or deeds of trust and security interests in the Borrowing Base Properties (as defined in the Credit Agreement); (ii) assignments of leases and rents with respect to the Borrowing Base Properties; (iii) assignments of all management agreements, franchise agreements, licenses and other material agreements relating to the Borrowing Base Properties; (iv) perfected first priority liens on all reserve accounts and all operating accounts related to each Borrowing Base Property; and (v) perfected first priority liens on and security interests in each subsidiary guarantor owning a Borrowing Base Property.
Borrowings under the Credit Agreement will bear interest at Daily SOFR or Term SOFR plus 10 basis points (with a 0% floor) plus the applicable margin. Depending on the Company’s Net Debt to EBITDA ratio, the applicable margin for SOFR ranges from 2.25% to 3.00%. Default interest would accrue at the applicable rate plus 2.0%.
The Facility contains customary terms, covenants, negative covenants, events of default, limitations and other conditions for credit facilities of this type. Subject to certain exceptions, the Company and the Borrower are subject to restrictions on incurring additional indebtedness and liens, investments, mergers and fundamental changes, sales or other dispositions of property, dividends and stock redemptions, changes in the nature of the Borrower’s business, transactions with affiliates and burdensome agreements.
Financial covenants are generally based on the financial condition and results of operations of the Company and its consolidated subsidiaries and include, among others, the following:
(i) a Consolidated Leverage Ratio (i.e., Consolidated Net Debt to the Consolidated Total Asset Value) of not more than 55%; and
(ii) a Consolidated Fixed Charge Coverage Ratio (FCCR) (i.e., the ratio of Consolidated Adjusted EBITDA to Consolidated Fixed Charges) of not less than (i) prior to December 31, 2024, 1.1 to 1.0 and (ii) thereafter, 1.25 to 1.0.
The Credit Agreement includes customary events of default, and the occurrence of an event of default will permit the Lenders to terminate commitments to lend under the Credit Agreement and accelerate payments of all amounts outstanding thereunder.
Sources and Uses of Cash
We had approximately $128.0 million and $261.5 million of cash and cash equivalents at June 30, 2023 and December 31, 2022, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $62.0 million and $79.8 million for the six months ended June 30, 2023 and 2022, respectively. Cash flows from operations were impacted by changes in hotel operations of our 14 comparable hotel properties, The Ritz-Carlton Reserve Dorado Beach, acquired on March 11, 2022, and the Four Seasons Resort Scottsdale, acquired on December 1, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2023, net cash flows used in investing activities were $36.1 million. These cash outflows were primarily attributable to $36.2 million of capital improvements made to various hotel properties and a $158,000 loan to OpenKey partially offset by cash inflows of $327,000 related to proceeds from property insurance. Our capital improvements consisted of approximately $24.3 million of return on investment capital projects and approximately $11.9 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2023, net cash flows used in financing activities were $150.1 million. Cash outflows primarily consisted of repayments of indebtedness of $196.4 million, $26.1 million of dividend and distribution payments, $19.3 million of payments to repurchase common stock, payments of $7.2 million for the redemption of operating partnership units, $3.4 million to purchase interest rate caps, $2.0 million of distributions to a noncontrolling interest in consolidated entities and $904,000 for cash redemptions of Series E and Series M preferred stock. These cash outflows were partially offset by cash inflows of $97.9 million from the issuance of preferred stock, $4.0 million of contributions from a noncontrolling interest in consolidated entities and $4.0 million of proceeds from in-the-money interest rate caps.
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
Dividend Policy. On December 8, 2022, our board of directors approved the Company’s dividend policy for 2023. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2023, or $0.20 per share on an annualized basis. On April 5, 2023, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the second quarter of 2023. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board will continue to review our dividend policy on a quarter-to-quarter basis and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(3,138)	$16,680	$13,466	$32,284
Interest expense and amortization of loan costs	23,600	10,281	46,473	18,803
Depreciation and amortization	22,567	19,571	45,088	38,012
Income tax expense (benefit)	(75)	1,077	2,254	3,688
Equity in (earnings) loss of unconsolidated entity	75	74	148	146
Company’s portion of EBITDA of OpenKey	(80)	(75)	(157)	(146)
EBITDA and EBITDAre	42,949	47,608	107,272	92,787
Amortization of favorable (unfavorable) contract assets (liabilities)	118	118	237	226
Transaction and conversion costs	1,056	771	2,251	1,326
Write-off of premiums, loan costs and exit fees	248	22	260	98
Realized and unrealized (gain) loss on derivatives	(1,029)	(1,208)	(695)	(1,616)
Stock/unit-based compensation	2,899	3,185	5,227	5,550
Legal, advisory and settlement costs	12	315	81	632
Advisory services incentive fee	—	(731)	—	246
(Gain) loss on extinguishment of debt	—	—	(2,318)	—
Company’s portion of adjustments to EBITDAre of OpenKey	—	(1)	—	5
Adjusted EBITDAre	$46,253	$50,079	$112,315	$99,254

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(3,138)	$16,680	$13,466	$32,284
(Income) loss attributable to noncontrolling interest in consolidated entities	367	(1,468)	58	(1,442)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	925	(846)	664	(1,813)
Preferred dividends	(10,877)	(4,064)	(21,227)	(7,367)
Deemed dividends on preferred stock	(301)	—	(2,755)	—
Net income (loss) attributable to common stockholders	(13,024)	10,302	(9,794)	21,662
Depreciation and amortization on real estate (1)	21,763	18,927	43,548	36,722
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(925)	846	(664)	1,813
Equity in (earnings) loss of unconsolidated entity	75	74	148	146
Company’s portion of FFO of OpenKey	(85)	(74)	(163)	(146)
FFO available to common stockholders and OP unitholders	7,804	30,075	33,075	60,197
Deemed dividends on preferred stock	301	—	2,755	—
Transaction and conversion costs	1,056	771	2,251	1,326
Write-off of premiums, loan costs and exit fees	248	22	260	98
Unrealized (gain) loss on derivatives	1,253	(1,208)	3,454	(1,616)
Stock/unit-based compensation	2,899	3,185	5,227	5,550
Legal, advisory and settlement costs	12	315	81	632
Interest expense accretion on refundable membership club deposits	164	178	342	368
Amortization of loan costs	661	553	1,400	1,195
Advisory services incentive fee	—	(731)	—	246
(Gain) loss on extinguishment of debt	—	—	(2,318)	—
Company’s portion of adjustments to FFO of OpenKey	—	(1)	—	5
Adjusted FFO available to common stockholders and OP unitholders	$14,398	$33,159	$46,527	$68,001
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization on real estate	$(804)	$(644)	$(1,540)	$(1,290)
Amortization of loan costs	(24)	(23)	(47)	(45)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	369	100%	369
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Mr. C Beverly Hills Hotel (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65
Total		4,192		3,957
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
At June 30, 2023, our total indebtedness of approximately $1.1 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at June 30, 2023, would be approximately $2.6 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2023, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, as a result of the material weakness in our internal control over financial reporting related to the accounting for earnings per share described below, and for which it was not possible for the Company to remediate during the second quarter of 2023 because there were no similar transactions to evaluate, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023 the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. The trial court set a due date of August 7, 2023 for the briefs. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2023, no amounts have been accrued.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters and matters relating to compliance with applicable law (for example, the Americans with Disability Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. However, our assessment may change depending upon the development of these legal proceedings, and the final results of these legal proceedings cannot be predicted with certainty. If we do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
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
As of June 30, 2023, we repurchased approximately 5.4 million shares of our common stock for approximately $25.0 million and have completed the $25.0 million repurchase authorization.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	485	(1)	$3.77	—	$7
May 1 to May 31	—		$—	—	$7
June 1 to June 30	88	(1)	$3.92	—	$7
Total	573		$3.79	—
__________________
(1)Represents 485 and 88 shares in April and June, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our advisor pursuant to the Company’s stockholder-approved stock incentive plan.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Fourth Amended and Restated Bylaws
On August 4, 2023, the board of directors (the “Board”) of the Company approved amendments to the Fourth Amended and Restated Bylaws, as amended, of the Company (the “Bylaws”), effective immediately. The amendments to the Bylaws provide, among other things, that:
•the notice to be furnished to the Company by a stockholder seeking to bring a proposed director nomination before a meeting of the Company’s stockholders must include the information required pursuant to Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) if the stockholder intends to engage in a solicitation in support of director nominees other than the Company’s nominees;
•no stockholder may solicit proxies in support of any nominees other than individuals nominated by the Board unless such stockholder has complied with Rule 14a-19 under the Exchange Act in connection with the solicitation of such proxies, including the provision to the Company of notices required thereunder in a timely manner;
•if any stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act and subsequently fails to comply with any of the requirements of Rule 14a-19 under the Exchange Act, then the Company will disregard any proxies or votes solicited for such stockholder’s nominee; and
•at the request of the Company, if any stockholder provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such stockholder must deliver to the Company, no later than five business days prior to the applicable meeting of stockholders, reasonable evidence that such stockholder has met the requirements of Rule 14a-19 under the Exchange Act.
In addition, the amendments to the Bylaws include enhancements to certain advance notice procedures and disclosure requirements for a stockholder nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 of the Exchange Act). The above summary does not purport to be complete and is qualified in its entirety by reference to the Fourth Amended and Restated Bylaws, as amended on August 4, 2023, a copy of which is filed as Exhibit 3.7 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972).
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015) (File No. 001-35972).
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972).
3.4
Amendment Number One to the Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017) (File No. 001-35972).

3.5
Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018) (File No. 001-35972).

3.6
Articles of Amendment of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 filed with the SEC on January 24, 2020) (File No. 333-234663).

3.7*	Fourth Amended and Restated Bylaws, as amended by Amendment No. 1 on March 17, 2022, by Amendment No. 2 on February 23, 2023 and by Amendment No. 3 on August 4, 2023, adopted on August 4, 2023.

Exhibit	Description
10.1
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023) (File No. 001-35972).

10.2
Amendment No. 4 to the Braemar Hotels & Resorts, Inc. Second Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2023) (File No. 001-35972)

10.3
Credit Agreement, dated as of July 31, 2023, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 1, 2023) (File No. 001-35972).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	August 7, 2023	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 7, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer