Form 10-Q
period 2023-09-30
Braemar Hotels & Resorts Inc.
filed 2023-11-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	65,993,893
(Class)	Outstanding at November 6, 2023

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Investments in hotel properties, gross	$2,365,256	$2,325,093
Accumulated depreciation	(483,081)	(440,492)
Investments in hotel properties, net	1,882,175	1,884,601
Cash and cash equivalents	149,496	261,541
Restricted cash	57,333	54,155
Accounts receivable, net of allowance of $233 and $339, respectively	35,939	51,448
Inventories	4,944	5,238
Prepaid expenses	14,006	7,044
Deferred costs, net	75	—
Investment in unconsolidated entity	1,718	1,689
Derivative assets	4,945	6,482
Operating lease right-of-use assets	78,660	79,449
Other assets	18,479	14,621
Intangible assets, net	3,599	3,883
Due from Ashford Inc.	1,538	—
Due from related parties, net	520	938
Due from third-party hotel managers	14,200	26,625
Total assets	$2,267,627	$2,397,714
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,178,720	$1,334,130
Accounts payable and accrued expenses	144,064	133,978
Dividends and distributions payable	8,967	8,184
Due to Ashford Inc.	—	10,005
Due to third-party hotel managers	1,615	2,096
Operating lease liabilities	60,470	60,692
Other liabilities	22,579	22,343
Derivative liabilities	11	284
Total liabilities	1,416,426	1,571,712
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 16,409,685 and 12,656,529 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	377,876	291,076
Series M redeemable preferred stock, $0.01 par value, 1,911,703 and 1,428,332 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	47,460	35,182
Redeemable noncontrolling interests in operating partnership	33,494	40,555
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 65,993,893 and 69,919,065 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	659	699
Additional paid-in capital	717,564	734,134
Accumulated deficit	(377,658)	(324,740)
Total stockholders’ equity of the Company	340,581	410,109
Noncontrolling interest in consolidated entities	(13,636)	(16,346)
Total equity	326,945	393,763
Total liabilities and equity	$2,267,627	$2,397,714
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Rooms	$100,738	$104,503	$355,402	$322,222
Food and beverage	38,537	37,624	138,541	116,600
Other	20,526	19,062	67,866	59,141
Total hotel revenue	159,801	161,189	561,809	497,963
EXPENSES
Hotel operating expenses:
Rooms	25,899	25,424	79,962	69,742
Food and beverage	32,750	31,320	108,854	91,242
Other expenses	52,725	50,836	171,317	149,130
Management fees	5,076	5,116	17,661	14,802
Total hotel operating expenses	116,450	112,696	377,794	324,916
Property taxes, insurance and other	10,471	8,851	27,983	22,731
Depreciation and amortization	22,703	19,604	67,791	57,616
Advisory services fee	7,020	8,854	23,183	22,481
(Gain) loss on legal settlements	—	—	—	(114)
Corporate general and administrative	2,506	8,075	9,222	14,008
Total operating expenses	159,150	158,080	505,973	441,638
OPERATING INCOME (LOSS)	651	3,109	55,836	56,325
Equity in earnings (loss) of unconsolidated entity	(60)	(74)	(208)	(220)
Interest income	986	745	5,389	932
Other income (expense)	293	27	293	27
Interest expense and amortization of discounts and loan costs	(23,306)	(14,490)	(69,779)	(33,293)
Write-off of loan costs and exit fees	(2,588)	(8)	(2,848)	(106)
Gain (loss) on extinguishment of debt	—	—	2,318	—
Realized and unrealized gain (loss) on derivatives	223	2,403	918	4,019
INCOME (LOSS) BEFORE INCOME TAXES	(23,801)	(8,288)	(8,081)	27,684
Income tax (expense) benefit	1,190	(95)	(1,064)	(3,783)
NET INCOME (LOSS)	(22,611)	(8,383)	(9,145)	23,901
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,773)	(823)	(1,715)	(2,265)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,354	1,166	3,018	(647)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(22,030)	(8,040)	(7,842)	20,989
Preferred dividends	(10,582)	(6,028)	(31,809)	(13,395)
Deemed dividends on preferred stock	(516)	(2,649)	(3,271)	(4,802)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(33,128)	$(16,717)	$(42,922)	$2,792
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.50)	$(0.24)	$(0.63)	$0.04
Weighted average common shares outstanding – basic	65,825	70,956	68,010	69,213
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.50)	$(0.24)	$(0.63)	$0.04
Weighted average common shares outstanding – diluted	65,825	70,956	68,010	69,214
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$(22,611)	$(8,383)	$(9,145)	$23,901
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(22,611)	(8,383)	(9,145)	23,901
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(1,773)	(823)	(1,715)	(2,265)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,354	1,166	3,018	(647)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(22,030)	$(8,040)	$(7,842)	$20,989
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1,600	$16	65,994	$659	$716,987	$(341,210)	$(12,669)	$363,783	3,078	$65,426	16,485	$379,403	1,960	$48,405	$35,174
Equity-based compensation	—	—	—	—	577	—	—	577	—	—	—	—	—	—	1,050
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	36	813	3	56	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,335)	—	(3,335)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(7,710)	—	(7,710)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52/share)	—	—	—	—	—	(989)	—	(989)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,740)	(2,740)	—	—	—	—	—	—	(361)
Net income (loss)	—	—	—	—	—	(22,030)	1,773	(20,257)	—	—	—	—	—	—	(2,354)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(111)	(2,589)	(51)	(1,268)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(516)	—	(516)	—	—	—	249	—	267	—
Redemption value adjustment	—	—	—	—	—	15	—	15	—	—	—	—	—	—	(15)
Balance at September 30, 2023	1,600	$16	65,994	$659	$717,564	$(377,658)	$(13,636)	$326,945	3,078	$65,426	16,410	$377,876	1,912	$47,460	$33,494

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,969)	(40)	(19,214)	—	—	(19,254)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,644	—	—	2,644	—	—	—	—	—	—	4,210
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	3,896	87,557	540	13,011	—
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.15 /share)	—	—	—	—	—	(10,004)	—	(10,004)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(3,174)	—	(3,174)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.44/share)	—	—	—	—	—	(23,230)	—	(23,230)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.55/share)	—	—	—	—	—	(2,930)	—	(2,930)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	4,050	4,050	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,055)	(3,055)	—	—	—	—	—	—	(1,083)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,162)
Net income (loss)	—	—	—	—	—	(7,842)	1,715	(6,127)	—	—	—	—	—	—	(3,018)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(143)	(3,378)	(56)	(1,383)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(3,271)	—	(3,271)	—	—	—	2,621	—	650	—
Redemption value adjustment	—	—	—	—	—	8	—	8	—	—	—	—	—	—	(8)
Balance at September 30, 2023	1,600	$16	65,994	$659	$717,564	$(377,658)	$(13,636)	$326,945	3,078	$65,426	16,410	$377,876	1,912	$47,460	$33,494

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2022	1,600	$16	71,310	$712	$738,353	$(290,307)	$(14,943)	$433,831	3,078	$65,426	4,508	$103,697	396	$9,750	$40,291
Purchase of common stock	—	—	(156)	(1)	(760)	—	—	(761)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,799	—	—	1,799	—	—	—	—	—	—	1,592
Issuance of restricted shares/units	—	—	304	3	2	—	—	5	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(2)	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	4,375	98,277	673	16,296	—
Dividends declared – common stock ($0.01/share)	—	—	—	—	—	(719)	—	(719)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,059)	—	(1,059)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.48 /share)	—	—	—	—	—	(3,697)	—	(3,697)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52 /share)	—	—	—	—	—	(447)	—	(447)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84)
Net income (loss)	—	—	—	—	—	(8,040)	823	(7,217)	—	—	—	—	—	—	(1,166)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(3)	(84)	(2)	(59)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(2,649)	—	(2,649)	—	—	—	2,362	—	287	—
Redemption value adjustment	—	—	—	—	—	(2)	—	(2)	—	—	—	—	—	—	2
Balance at September 30, 2022	1,600	$16	71,456	$714	$739,394	$(307,745)	$(14,120)	$418,259	3,078	$65,426	8,880	$204,252	1,067	$26,274	$40,635

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	(5,601)	—	—	—	—	—	—	—
Purchase of common stock	—	—	(249)	(2)	(1,306)	—	—	(1,308)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,583	—	—	4,583	—	—	—	—	—	—	4,358
Issuance of common stock	—	—	6,000	60	34,981	—	—	35,041	—	—	—	—	—	—	—
Common stock issuance costs	—	—	—	—	(27)	—	—	(27)	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	7,175	160,762	1,040	25,101	—
Issuance of restricted shares/units	—	—	349	3	2	—	—	5	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(9)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock - ($0.03/share)	—		—	—	—	(2,159)	—	(2,159)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(3,175)	—	(3,175)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.48/share)	—	—	—	—	—	(7,149)	—	(7,149)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.54/share)	—	—	—	—	—	(596)	—	(596)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(251)
Contributions from noncontrolling interests	—	—	—	—	—	—	164	164	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	20,989	2,265	23,254	—	—	—	—	—	—	647
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(5)	(134)	(2)	(59)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(4,802)	—	(4,802)	—	—	—	4,285	—	517	—
Redemption value adjustment	—	—	—	—	—	206	—	206	—	—	—	—	—	—	(206)
Balance at September 30, 2022	1,600	$16	71,456	$714	739,394	$(307,745)	$(14,120)	$418,259	3,078	$65,426	8,880	$204,252	1,067	$26,274	$40,635
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,145)	$23,901
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	67,791	57,616
Equity-based compensation	6,854	8,941
Bad debt expense	592	727
(Gain) loss on extinguishment of debt	(2,318)	—
Amortization of loan costs, discounts and capitalized default interest	1,485	(525)
Write-off of loan costs and exit fees	2,848	106
Amortization of intangibles	356	356
Amortization of non-refundable membership initiation fees	(1,288)	(1,150)
Interest expense accretion on refundable membership club deposits	507	545
Realized and unrealized (gain) loss on derivatives	(918)	(4,019)
Equity in (earnings) loss of unconsolidated entity	208	220
Deferred income tax expense (benefit)	112	—
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	15,058	443
Prepaid expenses and other assets	(10,720)	(5,745)
Accounts payable and accrued expenses	784	8,013
Operating lease right-of-use assets	433	436
Due to/from related parties, net	418	673
Due to/from third-party hotel managers	11,944	5,692
Due to/from Ashford Inc.	(12,795)	7,135
Operating lease liabilities	(222)	(215)
Other liabilities	1,017	836
Net cash provided by (used in) operating activities	73,001	103,986

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	327	36
Payments for initial franchise fee	(75)	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	(86,798)
Investment in unconsolidated entity	(237)	(328)
Improvements and additions to hotel properties	(55,593)	(36,528)
Net cash provided by (used in) investing activities	(55,578)	(123,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	236,000	70,500
Repayments of indebtedness	(390,210)	(68,250)
Payments of loan costs and exit fees	(3,340)	(1,847)
Payments for derivatives	(3,981)	(2,092)
Proceeds from derivatives	6,014	—
Purchase of common stock	(19,308)	(1,307)
Payments for dividends and distributions	(39,431)	(12,981)
Net proceeds from issuance of preferred stock	97,863	185,176
Common stock offering costs	—	(102)
Contributions from noncontrolling interest in consolidated entities	4,050	164
Redemption of operating partnership units	(7,162)	—
Distributions to noncontrolling interest in consolidated entities	(2,024)	—
Redemption of preferred stock	(4,761)	(193)
Net cash provided by (used in) financing activities	(126,290)	169,068
Net change in cash, cash equivalents and restricted cash	(108,867)	149,436
Cash, cash equivalents and restricted cash at beginning of period	315,696	263,374
Cash, cash equivalents and restricted cash at end of period	$206,829	$412,810

	Nine Months Ended September 30,
	2023	2022

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$67,345	$29,747
Income taxes paid (refunded)	3,129	1,209
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$8,967	$4,353
Common stock purchases accrued but not paid	—	1
Assumption of debt in hotel acquisition	—	58,601
Capital expenditures accrued but not paid	15,954	6,746
Issuance of common stock for hotel acquisition	—	35,040
Accrued preferred stock offering expenses	—	53
Non-cash preferred stock dividends	2,682	639
Non-cash common stock dividends	—	5
Unsettled proceeds from derivatives	479	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$261,541	$215,998
Restricted cash at beginning of period	54,155	47,376
Cash, cash equivalents and restricted cash at beginning of period	$315,696	$263,374

Cash and cash equivalents at end of period	$149,496	$358,878
Restricted cash at end of period	57,333	53,932
Cash, cash equivalents and restricted cash at end of period	$206,829	$412,810
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of September 30, 2023, own 16 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of September 30, 2023, 15 of our 16 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of September 30, 2023, 13 of the 16 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023;
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$33,811	$11,291	$5,630	$50,732
Puerto Rico	1	9,463	3,836	1,437	14,736
Arizona	1	3,541	2,990	1,692	8,223
Colorado	1	3,466	3,876	2,213	9,555
Florida	2	10,348	5,226	4,441	20,015
Illinois	1	7,735	1,767	633	10,135
Pennsylvania	1	6,373	1,237	326	7,936
Washington	1	10,454	1,336	473	12,263
Washington, D.C.	1	8,264	3,754	517	12,535
USVI	1	7,283	3,224	3,164	13,671
Total	16	$100,738	$38,537	$20,526	$159,801

	Three Months Ended September 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$37,827	$12,045	$4,992	$54,864
Puerto Rico	1	8,190	3,659	2,462	14,311
Colorado	1	4,214	4,572	2,134	10,920
Florida	2	13,480	5,723	5,368	24,571
Illinois	1	8,165	2,371	493	11,029
Pennsylvania	1	6,023	1,026	373	7,422
Washington	1	8,239	1,223	385	9,847
Washington, D.C.	1	7,745	3,327	533	11,605
USVI	1	10,620	3,678	2,322	16,620
Total	15	$104,503	$37,624	$19,062	$161,189

	Nine Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$99,381	$33,231	$16,386	$148,998
Puerto Rico	1	37,763	13,771	7,661	59,195
Arizona	1	25,622	14,776	6,351	46,749
Colorado	1	19,673	12,048	6,885	38,606
Florida	2	47,287	24,355	16,777	88,419
Illinois	1	19,039	4,697	1,400	25,136
Pennsylvania	1	18,536	3,883	957	23,376
Washington	1	22,868	3,373	1,296	27,537
Washington, D.C.	1	28,474	14,963	1,376	44,813
USVI	1	36,759	13,444	8,777	58,980
Total	16	$355,402	$138,541	$67,866	$561,809

	Nine Months Ended September 30, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$103,111	$34,474	$14,161	$151,746
Puerto Rico	1	25,593	9,491	6,258	41,342
Colorado	1	18,697	13,418	6,898	39,013
Florida	2	58,194	24,987	19,000	102,181
Illinois	1	18,466	5,377	1,233	25,076
Pennsylvania	1	15,256	2,652	893	18,801
Washington	1	16,414	2,521	1,010	19,945
Washington, D.C.	1	21,345	9,060	1,525	31,930
USVI	1	45,146	14,620	8,163	67,929
Total	15	$322,222	$116,600	$59,141	$497,963

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$630,842	$630,489
Buildings and improvements	1,524,186	1,511,949
Furniture, fixtures and equipment	155,899	147,019
Construction in progress	41,583	22,890
Residences	12,746	12,746
Total cost	2,365,256	2,325,093
Accumulated depreciation	(483,081)	(440,492)
Investments in hotel properties, net	$1,882,175	$1,884,601
Impairment Charges
During the three and nine months ended September 30, 2023 and 2022, no impairment charges were recorded.
5. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”), which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. As of September 30, 2023, the Company has made equity investments in OpenKey totaling $2.9 million. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and nine months ended September 30, 2023 and 2022.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2023	December 31, 2022
Carrying value of the investment in OpenKey (in thousands)	$1,470	$1,689
Ownership interest in OpenKey	7.9%	7.9%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2023	2022	2023	2022
Equity in earnings (loss) of unconsolidated entity	$(65)	$(74)	$(219)	(220)
On February 2, 2023, the Company entered into a loan funding agreement with Ashford Inc. and OpenKey. Per the agreement, Ashford Inc. and the Company will provide OpenKey with a maximum loan amount of $5.0 million to be allocated on a pro-rata basis based on current ownership interests and funded quarterly, over the course of 2023. The loan bears interest at an annual rate of 15%. Additionally, repayment of the loan principal and all accrued interest is due upon certain events. On September 28, 2023, the Company funded approximately $79,000. As of September 30, 2023, the Company has funded approximately $237,000.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	September 30, 2023	December 31, 2022
Investment in unconsolidated entity	$248	$—
The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Line Item	2023	2023
Equity in earnings (loss) of unconsolidated entity	$5	$11
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (11)	Interest Rate	September 30, 2023	December 31, 2022

Mortgage loan (4)	Bardessono Hotel and Spa	August 2023	August 2023	SOFR (2) + 2.65%	$—	$40,000
Mortgage loan (4)	The Ritz-Carlton Sarasota	October 2023	April 2024	LIBOR (1) + 2.65%	—	98,500
Mortgage loan (4)	Hotel Yountville	November 2023	May 2024	LIBOR (1) + 2.55%	—	51,000
Mortgage loan	The Ritz-Carlton Lake Tahoe	January 2024	January 2024	SOFR (2) + 2.20%	54,000	54,000
Mortgage loan	Capital Hilton	February 2024	February 2024	SOFR (2) + 1.70%	195,000	195,000
	Hilton La Jolla Torrey Pines
Mortgage loan (5)	Park Hyatt Beaver Creek Resort & Spa	February 2024	February 2027	SOFR (2) + 2.86%	70,500	70,500
Mortgage loan (6)	The Ritz-Carlton Reserve Dorado Beach	March 2024	March 2026	LIBOR (1) + 6.00%	—	54,000
Mortgage loan (7)	The Notary Hotel	June 2024	June 2025	SOFR (2) + 2.66%	293,180	435,000
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (8)	Cameo Beverly Hills	August 2024	August 2024	SOFR (2) + 3.66%	30,000	30,000
Mortgage loan (9)	The Ritz-Carlton St. Thomas	August 2024	August 2024	SOFR (2) + 4.04%	42,500	42,500
Mortgage loan	Pier House Resort & Spa	September 2024	September 2024	SOFR (2) + 1.95%	80,000	80,000
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
BAML Credit Facility (4)	Bardessono Hotel and Spa	July 2026	July 2027	Base Rate (3) +1.25% to 2.00% or SOFR (2) + 2.35% to 3.10%	196,000	—
	Hotel Yountville
	The Ritz-Carlton Sarasota
Mortgage loan (10)	Four Seasons Resort Scottsdale	December 2026	December 2028	SOFR (2) + 3.75%	140,000	100,000
					1,187,430	1,336,750
Capitalized default interest and late charges, net					625	1,934
Deferred loan costs, net					(7,591)	(5,054)
Premiums/(discounts), net					(1,744)	500
Indebtedness, net					$1,178,720	$1,334,130
__________________
(1)LIBOR rate was 4.39% at December 31, 2022.
(2)SOFR rates were 5.32% and 4.30% at September 30, 2023 and December 31, 2022, respectively.
(3)Base Rate, as defined in the secured credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.50%, (iii) Term SOFR + 1.00%, or (iv) 1.00%.
(4)On July 31, 2023, we entered into a new $200.0 million secured credit facility comprised of a $150.0 million term loan and a $50.0 million secured revolving credit facility with a three-year initial term and one one-year extension option, subject to satisfaction of certain conditions. The new facility is interest only and bears interest at a rate of SOFR + 2.35% to 3.10%. Proceeds from the facility were used to repay the mortgage loans secured by Bardessono Hotel & Spa, Hotel Yountville, and The Ritz-Carlton Sarasota.
(5)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions.
(6)On January 18, 2023, we repaid this mortgage loan.
(7)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the fourth was exercised in June 2023. In accordance with exercising the fourth one-year extension option, we repaid $142.0 million of principal and the variable interest rate increased from LIBOR + 2.16% to LIBOR + 2.61%. This loan transitioned from LIBOR to SOFR in July and the variable interest rate increased from LIBOR + 2.61% to SOFR + 2.66%.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(8)This loan transitioned from LIBOR to SOFR in July and the variable interest rate increased from LIBOR + 3.60% to SOFR + 3.66%. This mortgage loan has a SOFR floor of 1.50%.
(9)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in August 2023. This loan transitioned from LIBOR to SOFR in July and the variable interest rate increased from LIBOR + 3.95% to SOFR + 4.04%. This mortgage loan has a SOFR floor of 1.00%.
(10)On September 29, 2023, we amended this mortgage loan. Terms of the amendment included increasing the outstanding principal from $100.0 million to $140.0 million, and extending the current maturity date by one year to December 2026. This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 1.00%.
(11)The final maturity date assumes all available extensions options will be exercised.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by certain of our hotels. The Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges.
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of principal that was amortized was approximately $421,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the amount of principal amortization was $481,000 and $1.5 million, respectively.
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the nine months ended September 30, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
Convertible Senior Notes
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. For the three and nine months ended September 30, 2023, the Company recorded coupon interest expense of $970,000 and $2.9 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded coupon interest expense of $970,000 and $2.9 million, respectively.
For the three and nine months ended September 30, 2023, the Company recorded discount amortization of $148,000 and $438,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026. For the three and nine months ended September 30, 2022, the discount amortization was $140,000 and $411,000, respectively.
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
Credit Facility
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
The Credit Agreement evidences a $200 million secured credit facility (the “Facility”) comprised of a secured term loan facility of $150 million (the “Term Loan Facility”) and a secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to a size of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville hotel properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming: (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.75 to 1.00.
The proceeds of the Term Loan Facility were used to repay the mortgage debt associated with The Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville, which serve as the Initial Borrowing Base Properties for the financing. In addition, at closing, the Company drew down approximately $46 million under the Revolving Credit Facility.
The Facility is a three-year, interest-only facility with all outstanding principal due at maturity, with a one-year extension option, subject to the satisfaction of certain conditions, including the payment of an Extension Fee (as defined in the Credit Agreement) equal to 20 basis points (0.20%) of the outstanding Facility amount.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Effective June 30, 2023, LIBOR is no longer published. Accordingly, all variable interest rate mortgage loans held by the Company that used the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders will execute loan amendment documents and instead will defer to original loan documents that dictate changes in index rates.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2023, we were in compliance with all covenants.
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Nine Months Ended September 30,
Interest rate caps:(1)	2023	2022
Notional amount (in thousands)	$576,180	$676,500
Strike rate low end of range	3.50%	3.50%
Strike rate high end of range	5.25%	4.00%
Effective date range	January 2023 - September 2023	February 2022-September 2022
Termination date range	October 2023 - October 2024	May 2023- February 2024
Total cost of interest rate caps (in thousands)	$3,981	$2,092
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	September 30, 2023	December 31, 2022
Notional amount (in thousands)	$856,680	$960,500
Strike rate low end of range	2.00%	2.00%
Strike rate high end of range	5.25%	4.50%
Termination date range	October 2023 - January 2025	January 2023- January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$863,680	$959,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Cameo Beverly Hills (formerly known as the Mr. C Beverly Hills Hotel) and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrants by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflect the fair market value of the Company’s common stock. As of September 30, 2023, no warrants have been exercised.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2023, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.320% to 4.220% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2023
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$4,945	$—	$4,945
Total	$—	$4,945	$—	$4,945	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(11)	$—	$(11)	(2)
Net	$—	$4,934	$—	$4,934

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$6,482	$—	$6,482
	$—	$6,482	$—	$6,482	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(284)	$—	$(284)	(2)
Net	$—	$6,198	$—	$6,198
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

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Assets
Derivative assets:
Interest rate derivatives - caps	$69		$2,138	(1)	$645		$3,024	(1)
Total	$69		$2,138		$645		$3,024
Liabilities
Derivative liabilities:
Warrants	$154		$265		$273		$995
Net	$223		$2,403		$918		$4,019

Total combined
Interest rate derivatives - caps	$(1,944)		$2,138		$(5,517)		$3,024
Warrants	154		265		273		995
Unrealized gain (loss) on derivatives	$(1,790)	(2)	$2,403	(2)	$(5,244)	(2)	$4,019	(2)
Realized gain (loss) on interest rate caps	2,013	(2) (3)	27	(3)	6,162	(2) (3)	27	(3)
Net	$223		$2,430		$918		$4,046
________
(1)Excludes income of $27,000 for both the three and nine months ended September 30, 2022, associated with payments received from counterparties on interest rate caps, which is included in “other income (expense)” in our condensed consolidated statements of operations.
(2)Reported in “realized and unrealized gain (loss) on derivatives” in our condensed consolidated statements of operations.
(3)Represents settled and unsettled payments from counterparties on interest rate caps.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$4,945	$4,945	$6,482	$6,482
Financial liabilities measured at fair value:
Derivative liabilities	$11	$11	$284	$284
Financial assets not measured at fair value:
Cash and cash equivalents	$149,496	$149,496	$261,541	$261,541
Restricted cash	57,333	57,333	54,155	54,155
Accounts receivable, net	35,939	35,939	51,448	51,448
Due from Ashford Inc.	1,538	1,538	—	—
Due from related parties, net	520	520	938	938
Due from third-party hotel managers	14,200	14,200	26,625	26,625
Financial liabilities not measured at fair value:
Indebtedness	$1,185,686	$1,089,720 to $1,204,427	$1,337,250	$1,229,671 to $1,359,110
Accounts payable and accrued expenses	144,064	144,064	133,978	133,978
Dividends and distributions payable	8,967	8,967	8,184	8,184
Due to Ashford Inc.	—	—	10,005	10,005
Due to third-party hotel managers	1,615	1,615	2,096	2,096
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due from related parties, net, accounts payable and accrued expenses, dividends and distributions payable, due to/from Ashford Inc. and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Derivative assets and derivative liabilities. See notes 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 91.9% to 101.6% of the carrying value of $1.2 billion at September 30, 2023, and approximately 92.0% to 101.6% of the carrying value of $1.3 billion at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(22,030)	$(8,040)	$(7,842)	$20,989
Less: dividends on preferred stock	(10,582)	(6,028)	(31,809)	(13,395)
Less: deemed dividends on preferred stock	(516)	(2,649)	(3,271)	(4,802)
Less: dividends on common stock	(3,291)	(710)	(9,871)	(2,124)
Less: dividends on unvested performance stock units	(36)	(5)	(108)	(19)
Less: dividends on unvested restricted shares	(8)	(4)	(25)	(16)
Less: net (income) loss allocated to performance stock units	—	—	—	(43)
Less: net (income) loss allocated to unvested restricted shares	—	—	—	(49)
Undistributed net income (loss) allocated to common stockholders	(36,463)	(17,436)	(52,926)	541
Add back: dividends on common stock	3,291	710	9,871	2,124
Distributed and undistributed net income (loss) - basic and diluted	$(33,172)	$(16,726)	$(43,055)	$2,665

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	65,825	70,956	68,010	69,213
Effect of assumed exercise of warrants	—	—	—	1
Weighted average common shares outstanding – diluted	65,825	70,956	68,010	69,214

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(0.50)	$(0.24)	$(0.63)	$0.04
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(0.50)	$(0.24)	$(0.63)	$0.04
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$8	$4	$25	$65
Income (loss) allocated to unvested performance stock units	36	5	108	62
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,354)	(1,166)	(3,018)	647
Dividends on preferred stock - Series B	1,058	1,059	3,174	3,175
Interest expense on Convertible Senior Notes	1,118	1,111	3,349	3,322
Dividends on preferred stock - Series E (inclusive of deemed dividends)	7,959	6,059	25,851	11,434
Dividends on preferred stock - Series M (inclusive of deemed dividends)	1,256	734	3,580	1,113
Total	$9,081	$7,806	$33,069	$19,818
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	—	47	—	33
Effect of unvested performance stock units	398	—	364	—
Effect of assumed conversion of operating partnership units	5,258	5,956	5,470	5,893
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	13,609	13,609	13,609	13,609
Effect of assumed conversion of preferred stock - Series E	145,416	41,008	116,124	24,491
Effect of assumed conversion of preferred stock - Series M	16,979	4,563	13,623	1,941
Total	185,776	69,299	153,306	50,083

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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. As of September 30, 2023, there were approximately 2.4 million Performance LTIP units, representing 200% of the target, outstanding.
With respect to the 2021, 2022 and 2023 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria for the 2021, 2022 and 2023 performance grants are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the applicable measurement date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
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
On May 10, 2023, approximately 45,000 LTIP units were issued to independent directors, with a fair value of approximately $182,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2023.
As of September 30, 2023, we have issued a total of approximately 3.8 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 614,000 LTIP units and 1.2 million Performance LTIP units issued from March 2015 to May 2023, had reached full economic parity with, and are convertible into, common units.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the redeemable noncontrolling interests in Braemar OP and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2023	December 31, 2022
Redeemable noncontrolling interests in Braemar OP (in thousands)	$33,494	$40,555
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$62	$70
Ownership percentage of operating partnership	6.63%	7.69%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$2,354	$1,166	$3,018	$(647)
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$361	$84	$1,083	$251
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
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock dividends declared	$3,335	$719	$10,004	$2,159
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
In May 2023, approximately 45,000 shares of common stock were issued to independent directors with a fair value of approximately $182,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2023.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series D Cumulative Preferred Stock	$825	$825	$2,475	$2,475
Stock Repurchases—On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the nine months ended September 30, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of September 30, 2023, the Company has completed the $25.0 million repurchase authorization.
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
Additionally, the Series B Convertible Preferred Stock contains cash redemption features that consist of: 1) an optional redemption in which on or after June 11, 2020, the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share, plus any accumulated, accrued and unpaid dividends; 2) a special optional redemption, in which on or prior to the occurrence of a Change of Control (as defined in the Articles Supplementary), the Company may redeem shares of the Series B Convertible Preferred Stock, in whole or in part, for cash at a redemption price of $25.00 per share; and 3) a “REIT Termination Event” and “Listing Event Redemption,” in which at any time (i) a REIT Termination Event (as defined below) occurs or (ii) the Company’s common stock fails to be listed on the NYSE, NYSE American, or NASDAQ, or listed or quoted on an exchange or quotation system that is a successor thereto (each, a “National Exchange”), the holder of Series B Convertible Preferred Stock shall have the right to require the Company to

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
redeem any or all shares of Series B Convertible Preferred Stock at 103% of the liquidation preference ($25.00 per share, plus any accumulated, accrued, and unpaid dividends) in cash.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series B Convertible Preferred Stock	$1,058	$1,059	$3,174	$3,175
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series E Preferred Stock shares issued (1)	—	4,362	3,798	7,151
Net proceeds	$—	$98,140	$85,444	$160,894
__________________
(1)Exclusive of shares issued under the DRIP.
The Series E Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside of the Company’s control. As such, the Series E Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series E Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	September 30, 2023	December 31, 2022
Series E Preferred Stock	$377,876	$291,076
Cumulative adjustments to Series E Preferred Stock (1)	$12,024	$9,403
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series E Preferred Stock	$7,710	$3,697	$23,230	$7,149

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series E Preferred Stock shares redeemed	111	3	143	5
Redemption amount, net of redemption fees	$2,589	$84	$3,378	$134
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series M Preferred Stock shares issued (1)	—	673	531	1,040
Net proceeds	$—	$16,311	$12,869	$25,208
__________________
(1)Exclusive of shares issued under the DRIP.
The Series M Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside the Company’s control. As such, the Series M Preferred Stock is classified outside of permanent equity.
At the date of issuance, the carrying amount of the Series M Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be adjusted to the redemption amount each reporting period.
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	September 30, 2023	December 31, 2022
Series M Preferred Stock	$47,460	$35,182
Cumulative adjustments to Series M Preferred Stock (1)	$1,462	$812
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series M Preferred Stock	$989	$447	$2,930	$596
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series M Preferred Stock shares redeemed	51	2	56	2
Redemption amount, net of redemption fees	$1,268	$59	$1,383	$59
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advisory services fee
Base advisory fee	$3,393	$3,269	$10,700	$9,434
Reimbursable expenses (1)	2,028	1,191	6,092	3,460
Equity-based compensation (2)	1,599	3,346	6,391	8,293
Incentive fee	—	1,048	—	1,294
Total	$7,020	$8,854	$23,183	$22,481
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
As of September 30, 2023, “due from Ashford Inc.” includes a $365,000 security deposit paid to Remington Hotel Corporation (“RHC”) for office space allocated to us under our advisory agreement. It will be held as security for the payment of our allocated share of the office space rental. If unused, it will be returned to us upon lease expiration or earlier termination.
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “2022 Limited Waiver”) with Braemar OP, Braemar TRS and its advisor. The advisory agreement: (i) allocates responsibility for certain employee costs between the Company and its advisor; and (ii) permits the Company’s board of directors to issue annual equity awards in the Company or Braemar OP to employees and other representatives of its advisor based on achievement by the Company of certain financial or other objectives or otherwise as the Company’s board of directors sees fit. Pursuant to the 2022 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Company’s advisor waived the operation of any provision in the advisory agreement that would otherwise have limited our ability, in our discretion and at our cost and expense, to award during

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of our advisor.
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
In June 2023, we entered into various 12-month agreements with Lismore to seek modifications or refinancings of certain mortgage debt of the Company. For the three and nine months ended September 30, 2023, we incurred fees of approximately $0 and $150,000 to Lismore in nonrefundable work fees. The unamortized fees are included in “other assets” on the condensed consolidated balance sheet, and are amortized on a straight line basis over the term of the agreement.
In addition to the fees described above, we incurred fees from Lismore or its subsidiaries of $1.1 million and $1.2 million for the three and nine months ended September 30, 2023 and $0 and $637,000 for the three and nine months ended September 30, 2022.
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
During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Braemar had funded approximately $5.8 million and had a payable, included in “due to Ashford Inc., net” on the condensed consolidated balance sheet, of approximately $6.6 million. In March 2023, Braemar paid Ashford Inc. $8.7 million as a result of the contribution true-up between entities described above. As of September 30, 2023, Braemar has funded approximately $19.4 million. As of September 30, 2023, Braemar has a pre-funded balance of approximately $1.2 million that is included in “other assets” and approximately $2.7 million that is included in “due from Ashford Inc., net” on the condensed consolidated balance sheet.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2023	2022	2023	2022
Corporate, general and administrative	$921	$5,520	$3,140	$6,711
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
Hotel Management Services
At September 30, 2023, Remington Hospitality managed four of our 16 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2023, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Licensing Fees—In conjunction with the Cameo Beverly Hills (formerly known as “Mr. C. Beverly Hills Hotel”) acquisition on August 5, 2021, we entered into an Intellectual Property Sublicense Agreement, which allowed us to continue to use certain proprietary marks associated with the Mr. C brand name. In return, we paid licensing fees of: (i) 1% of total operating revenue; (ii) 2% of gross food and beverage revenues; and (iii) 25% of food and beverage profits. The agreement expired on August 5, 2023.
The table below summarizes the licensing fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2023	2022	2023	2022
Other hotel expenses	$111	$76	$485	$367
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2023, we pay a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2027 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2018 through 2022 remain subject to potential examination by certain federal and state taxing authorities.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. The trial court set a due date of August 7, 2023 for the briefs. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. If this litigation goes to trial, we expect that the earliest the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2023, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information may have been exposed, but we have not identified that any customer information was exposed. Systems have been substantially restored with minimal effect on certain hotel operations. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss. At this time, no litigation has been filed nor has any been threatened.
Our assessment may change depending upon the development of any current or future legal proceedings, and the final results of such legal proceedings cannot be predicted with certainty. If we ultimately do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2023 and December 31, 2022, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Event
On October 31, 2023, the Company amended its $54.0 million mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date by one year to January 2025, with a one-year extension option, amending the interest rate to SOFR + 3.60% and making a pay down of $587,000.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns The Ritz-Carlton St. Thomas hotel. “Ashford Trust” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Nevada corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or our “advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Hospitality” refers to the same entity after the acquisition was completed resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc.
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
•uncertainty in the business sector and market volatility due to the failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of September 30, 2023, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties, through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC, a subsidiary of Ashford Inc., through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we employ hotel management companies to operate them for us under management contracts. As of September 30, 2023, Remington Hospitality, a subsidiary of Ashford Inc., managed four of our 16 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of September 30, 2023, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,154,013 shares of Ashford Inc. common stock, which if converted as of September 30, 2023 would have increased the Bennetts’ ownership interest in Ashford Inc. to 64.7%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of September 30, 2023, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,059,526 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 4.2% ownership in the Company.
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
The Credit Agreement evidences a $200 million secured credit facility (the “Facility”) comprised of a secured term loan facility of $150 million (the “Term Loan Facility”) and a secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to a size of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville hotel properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.75 to 1.00.
The proceeds of the Term Loan Facility were used to repay the mortgage debt associated with The Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville, which will serve as the Initial Borrowing Base Properties for the financing. In addition, at closing, the Company drew down approximately $46 million under the Revolving Credit Facility.
The Facility is a three-year, interest-only facility with all outstanding principal due at maturity, with a one-year extension option, subject to the satisfaction of certain conditions, including the payment of an Extension Fee (as defined in the Credit Agreement) equal to 20 basis points (0.20%) of the outstanding Facility amount.
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
On August 1, 2023, the Company announced the rebranding and planned conversion of its Mr. C Beverly Hills Hotel in Los Angeles, California to the Cameo Beverly Hills. Effective August 4, 2023, Cameo Beverly Hills became available for booking on Hilton’s website at hilton.com and joined Hilton Honors, Hilton’s award-winning guest loyalty program. Following an extensive renovation, which is expected to be completed by the end of 2025, the hotel will join LXR Hotels & Resorts (“LXR”). One of Hilton’s iconic luxury brands, LXR is a collection of unique, independent luxury properties around the world that focuses on individualized service and one-of-a-kind stays.
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
On September 29, 2023, the Company amended the mortgage loan secured by the Four Seasons Resort Scottsdale. Terms of the amendment included increasing the outstanding principal from $100 million to $140 million, and extending the final maturity date by one year to December 2028.
On October 31, 2023, the Company amended its $54.0 million mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date by one year to January 2025, with a one-year extension option, amending the interest rate to SOFR + 3.60% and making a pay down of $587,000.
Key Indicators of Operating Performance
We use a variety of operating and other information to evaluate the operating performance of our business. These key indicators include financial information that is prepared in accordance with GAAP, as well as other financial measures that are non-GAAP measures. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the operating performance of our individual hotels, groups of hotels and/or business as a whole. We also use these metrics to evaluate the hotels in our portfolio and potential acquisitions to determine each hotel’s contribution to cash flow and its potential to provide attractive long-term total returns. These key indicators include:
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table summarizes changes in key line items from our condensed consolidated statements of operations for three months ended September 30, 2023 and 2022 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenue
Rooms	$100,738	$104,503	$(3,765)	(3.6)%
Food and beverage	38,537	37,624	913	2.4
Other	20,526	19,062	1,464	7.7
Total revenue	159,801	161,189	(1,388)	(0.9)
Expenses
Hotel operating expenses:
Rooms	25,899	25,424	(475)	(1.9)
Food and beverage	32,750	31,320	(1,430)	(4.6)
Other expenses	52,725	50,836	(1,889)	(3.7)
Management fees	5,076	5,116	40	0.8
Total hotel operating expenses	116,450	112,696	(3,754)	(3.3)
Property taxes, insurance and other	10,471	8,851	(1,620)	(18.3)
Depreciation and amortization	22,703	19,604	(3,099)	(15.8)
Advisory services fee	7,020	8,854	1,834	20.7
Corporate general and administrative	2,506	8,075	5,569	69.0
Total expenses	159,150	158,080	(1,070)	(0.7)
Operating income (loss)	651	3,109	(2,458)	(79.1)
Equity in earnings (loss) of unconsolidated entity	(60)	(74)	14	18.9
Interest income	986	745	241	32.3
Other income (expense)	293	27	266	985.2
Interest expense and amortization of loan costs	(23,306)	(14,490)	(8,816)	(60.8)
Write-off of loan costs and exit fees	(2,588)	(8)	(2,580)	(32,250.0)
Realized and unrealized gain (loss) on derivatives	223	2,403	(2,180)	(90.7)
Income (loss) before income taxes	(23,801)	(8,288)	(15,513)	(187.2)
Income tax (expense) benefit	1,190	(95)	1,285	1,352.6
Net income (loss)	(22,611)	(8,383)	(14,228)	169.7
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,773)	(823)	(950)	(115.4)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	2,354	1,166	1,188	101.9
Net income (loss) attributable to the Company	$(22,030)	$(8,040)	$(13,990)	(174.0)%

All hotel properties owned for the three months ended September 30, 2023 and 2022 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2023 and 2022. The hotel property listed below is not a comparable hotel property for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisition affects reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Four Seasons Resort Scottsdale	Scottsdale, Arizona	Acquisition	December 1, 2022
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended September 30,
	2023	2022
Occupancy	68.37%	71.50%
ADR (average daily rate)	$379.97	$398.16
RevPAR (revenue per available room)	$259.78	$284.69
Rooms revenue (in thousands)	$100,738	$104,503
Total hotel revenue (in thousands)	$159,801	$161,189
The following table illustrates the key performance indicators of the 15 hotel properties that were owned for the full three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Occupancy	70.11%	71.50%
ADR (average daily rate)	$376.25	$398.16
RevPAR (revenue per available room)	$263.79	$284.69
Rooms revenue (in thousands)	$97,197	$104,503
Total hotel revenue (in thousands)	$151,578	$161,189
Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $14.0 million, from $8.0 million for the three months ended September 30, 2022 (the “2022 quarter”) to $22.0 million for the three months ended September 30, 2023 (the “2023 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $3.8 million, or 3.6%, to $100.7 million during the 2023 quarter compared to the 2022 quarter. During the 2023 quarter, we experienced a 313 basis point decrease in occupancy and a 4.6% decrease in room rates.

Fluctuations in rooms revenue between the 2023 quarter and the 2022 quarter are a result of the changes in occupancy and ADR between the 2023 quarter and the 2022 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$519	79	5.6%
Marriott Seattle Waterfront (2)	2,215	1,402	2.9%
The Notary Hotel	350	279	1.1%
The Clancy	(1,005)	(413)	(5.7)%
Sofitel Chicago Magnificent Mile	(430)	170	(7.3)%
Pier House Resort & Spa	(810)	(484)	(9.4)%
The Ritz-Carlton St. Thomas	(2,333)	(1,054)	(8.4)%
Park Hyatt Beaver Creek Resort & Spa	(748)	(1,218)	(1.4)%
Hotel Yountville	(401)	1,602	(28.0)%
The Ritz-Carlton Sarasota (1)	(2,323)	(1,574)	(7.4)%
Hilton La Jolla Torrey Pines	(470)	(262)	(2.3)%
Bardessono Hotel and Spa	(210)	1,436	(21.1)%
The Ritz-Carlton Lake Tahoe (1)	(1,137)	(1,194)	1.4%
Cameo Beverly Hills	(792)	(1,014)	(10.9)%
The Ritz-Carlton Reserve Dorado Beach	269	199	(0.3)%
Total	$(7,306)	(139)	(5.5)%
Non-comparable
Four Seasons Resort Scottsdale	$3,541	n/a	n/a
________
(1)This hotel was under renovation during the 2023 quarter.
(2)This hotel was under renovation during the 2022 quarter.
Food and Beverage Revenue. Food and beverage revenue increased $913,000, or 2.4%, to $38.5 million during the 2023 quarter compared to the 2022 quarter. This increase is attributable to an aggregate increase of $1.3 million at six comparable hotel properties and an increase of $3.0 million from the acquisition of the Four Seasons Resort Scottsdale on December 1, 2022. These increases were partially offset by an aggregate decrease of $3.3 million at The Clancy, Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, The Ritz-Carlton St. Thomas, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Sarasota, Hilton La Jolla Torrey Pines, Cameo Beverly Hills and The Ritz-Carlton Reserve Dorado Beach.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $1.5 million, or 7.7%, to $20.5 million during the 2023 quarter compared to the 2022 quarter. This increase is attributable to an aggregate increase in other hotel revenue of $1.2 million at nine comparable hotel properties and an increase of $1.7 million at the Four Seasons Resort Scottsdale, partially offset by an aggregate decrease of $1.4 million at the Capital Hilton, The Notary Hotel, Pier House Resort & Spa, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Lake Tahoe.
Rooms Expense. Rooms expense increased $475,000, or 1.9%, to $25.9 million in the 2023 quarter compared to the 2022 quarter. This increase is primarily attributable to an aggregate increase of $723,000 at five comparable hotel properties and an increase of $1.5 million at the Four Seasons Resort Scottsdale, partially offset by an aggregate decrease of $1.7 million at The Clancy, Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, The Ritz-Carlton St. Thomas, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Sarasota, Hilton La Jolla Torrey Pines, The Ritz-Carlton Lake Tahoe, Cameo Beverly Hills and The Ritz-Carlton Reserve Dorado Beach.
Food and Beverage Expense. Food and beverage expense increased $1.4 million, or 4.6%, to $32.8 million during the 2023 quarter compared to the 2022 quarter. This increase is attributable to an aggregate increase of $716,000 at seven comparable hotel properties and an increase of $3.1 million at the Four Seasons Resort Scottsdale, partially offset by an aggregate decrease of $2.4 million at the Sofitel Chicago Magnificent Mile, The Ritz-Carlton St. Thomas, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Sarasota, Hilton La Jolla Torrey Pines, The Ritz-Carlton Lake Tahoe, Cameo Beverly Hills and The Ritz-Carlton Reserve Dorado Beach.

Other Operating Expenses. Other operating expenses increased $1.9 million, or 3.7%, to $52.7 million in the 2023 quarter compared to the 2022 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $245,000 in direct expenses and $1.6 million in indirect expenses and incentive management fees in the 2023 quarter as compared to the 2022 quarter. Direct expenses were 4.4% of total hotel revenue in the 2023 quarter and 4.2% in the 2022 quarter. The increase in direct expenses includes an increase of approximately $548,000 at the Four Seasons Resort Scottsdale.
The increase in indirect expenses comprises increases in: (i) general and administrative costs of $719,000 comprising an increase $1.3 million at the one acquired hotel property offset by a decrease of $620,000 at our 15 comparable hotel properties; (ii) marketing costs of $1.1 million comprising an increase of $218,000 at our 15 comparable hotel properties and $912,000 at the one acquired hotel property; (iii) repairs and maintenance of $773,000, comprising an increase of $53,000 at our 15 comparable hotel properties and $720,000 at one acquired hotel property; and (iv) energy costs of $196,000 comprising an increase of $89,000 at our 15 comparable hotel properties and $285,000 at the one acquired hotel property. The increases were partially offset by decreases in (i) incentive management fees of $1.2 million comprising an aggregate decrease of $1.1 million from our 15 comparable hotel properties and $59,000 at the one acquired hotel property, and (ii) lease expense of $66,000 at our 15 comparable hotel properties.
Management Fees. Base management fees decreased $40,000, or 0.8%, to $5.1 million in the 2023 quarter compared to the 2022 quarter. Base management fees decreased by $473,000 at 12 comparable hotel properties, partially offset by an aggregate increase of $173,000 at the Capital Hilton, The Notary Hotel and Marriott Seattle Waterfront and an increase of $260,000 at the one acquired hotel property.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $1.6 million, or 18.3%, to $10.5 million in the 2023 quarter compared to the 2022 quarter. The increase is primarily attributable to an aggregate increase of approximately $2.2 million at 13 comparable hotel properties and $211,000 at the one acquired hotel property. These increases were partially offset by an aggregate decrease of $830,000, including $813,000 at the Sofitel Chicago Magnificent Mile and $17,000 at The Notary Hotel.
Depreciation and Amortization. Depreciation and amortization increased $3.1 million, or 15.8%, to $22.7 million in the 2023 quarter compared to the 2022 quarter. The increase comprised $2.4 million at Four Seasons Resort Scottsdale as a result of its acquisition and an aggregate increase of $1.6 million at eight comparable hotel properties. These increases were partially offset by an aggregate decrease of $961,000 at the Sofitel Chicago Magnificent Mile, The Notary Hotel, The Clancy, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa and Cameo Beverly Hills due to fully depreciated assets.
Advisory Services Fee. Advisory services fee decreased $1.8 million, or 20.7%, to $7.0 million in the 2023 quarter compared to the 2022 quarter due to decreases of $1.0 million in the incentive fee and $1.7 million in equity-based compensation, partially offset by increases in the base advisory fee of $124,000 and reimbursable expenses of $837,000.
In the 2023 quarter, we recorded an advisory services fee of $7.0 million, which included a base advisory fee of $3.4 million, reimbursable expenses of $2.0 million, $1.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2022 quarter, we recorded an advisory services fee of $8.9 million, which included a base advisory fee of $3.3 million, reimbursable expenses of $1.2 million, $3.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $1.0 million.
Corporate General and Administrative. Corporate general and administrative expense was $2.5 million in the 2023 quarter as compared to $8.1 million in the 2022 quarter. The decrease in corporate general and administrative expense is due to lower reimbursed operating expenses of Ashford Securities of $4.6 million, lower professional fees of $519,000, lower miscellaneous expenses of $372,000 and lower public company costs of $80,000. During the third quarter of 2022, the funding estimate to Ashford Securities was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities that resulted in additional expense of approximately $5.2 million.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2023 quarter and 2022 quarter, we recorded equity in loss of unconsolidated entity of $60,000 and $74,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $986,000 and $745,000 in the 2023 quarter and 2022 quarter, respectively. The increase in interest income in the 2023 quarter was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.

Other Income (Expense). Other income was $293,000 in the 2023 quarter compared to $27,000 in the 2022 quarter. In the 2023 quarter we recorded $293,000 of miscellaneous income.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $8.8 million, or 60.8%, to $23.3 million in the 2023 quarter compared to the 2022 quarter. This increase is primarily due to higher interest expense from higher average interest rates and higher interest expense associated with the mortgage loan secured by the Four Seasons Resort Scottsdale as a result of its acquisition. The average LIBOR rate for the 2022 quarter was 2.47%. The average SOFR rates for the 2023 quarter and the 2022 quarter were 5.08% and 2.08%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.6 million in the 2023 quarter, primarily related to various loan modifications and costs associated with the $200 million secured credit facility. Write-off of loan costs and exit fees was $8,000 in the 2022 quarter, primarily related to the mortgage loan extension of The Ritz-Carlton St. Thomas.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $223,000 for 2023 quarter consisted of an unrealized gain on warrants of approximately $154,000 and a realized gain of $2.0 million associated with payments received from counterparties on in-the-money interest rate caps. These gains were partially offset by an unrealized loss on interest rate caps of approximately $1.9 million. Unrealized gain on derivatives of $2.4 million in the 2022 quarter consisted of an unrealized gain of approximately $265,000 on warrants and approximately $2.1 million on interest rate caps.
Income Tax (Expense) Benefit. Income tax (expense) benefit changed $1.3 million, from expense of $95,000 in the 2022 quarter to a benefit of $1.2 million in the 2023 quarter. This change was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2023 quarter compared to the 2022 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $1.8 million and $823,000 in the 2023 quarter and the 2022 quarter, respectively. At both September 30, 2023 and 2022, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $2.4 million and $1.2 million in the 2023 quarter and the 2022 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 6.63% and 7.66% as of September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenue
Rooms	$355,402	$322,222	$33,180	10.3%
Food and beverage	138,541	116,600	21,941	18.8
Other	67,866	59,141	8,725	14.8
Total hotel revenue	561,809	497,963	63,846	12.8
Expenses
Hotel operating expenses:
Rooms	79,962	69,742	(10,220)	(14.7)
Food and beverage	108,854	91,242	(17,612)	(19.3)
Other expenses	171,317	149,130	(22,187)	(14.9)
Management fees	17,661	14,802	(2,859)	(19.3)
Total hotel operating expenses	377,794	324,916	(52,878)	(16.3)
Property taxes, insurance and other	27,983	22,731	(5,252)	(23.1)
Depreciation and amortization	67,791	57,616	(10,175)	(17.7)
Advisory services fee	23,183	22,481	(702)	(3.1)
(Gain) loss on legal settlements	—	(114)	(114)	(100.0)
Corporate general and administrative	9,222	14,008	4,786	34.2
Total expenses	505,973	441,638	(64,335)	(14.6)
Operating income (loss)	55,836	56,325	(489)	(0.9)
Equity in earnings (loss) of unconsolidated entity	(208)	(220)	12	5.5
Interest income	5,389	932	4,457	478.2
Other income (expense)	293	27	266	985.2
Interest expense and amortization of discounts and loan costs	(69,779)	(33,293)	(36,486)	(109.6)
Write-off of loan costs and exit fees	(2,848)	(106)	(2,742)	(2,586.8)
Gain (loss) on extinguishment of debt	2,318	—	2,318
Realized and unrealized gain (loss) on derivatives	918	4,019	(3,101)	(77.2)
Income (loss) before income taxes	(8,081)	27,684	(35,765)	(129.2)
Income tax (expense) benefit	(1,064)	(3,783)	2,719	71.9
Net income (loss)	(9,145)	23,901	(33,046)	(138.3)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,715)	(2,265)	550	24.3
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	3,018	(647)	3,665	566.5
Net income (loss) attributable to the Company	$(7,842)	$20,989	$(28,831)	(137.4)%
All hotel properties owned for the nine months ended September 30, 2023 and 2022 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of operating results for certain hotel properties are not comparable for the nine months ended September 30, 2023 and 2022. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
Four Seasons Resort Scottsdale	Scottsdale, Arizona	Acquisition	December 1, 2022

The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
Occupancy	68.06%	66.00%
ADR (average daily rate)	$453.87	$451.01
RevPAR (revenue per available room)	$308.88	$297.66
Rooms revenue (in thousands)	$355,402	$322,222
Total hotel revenue (in thousands)	$561,809	$497,963
The following table illustrates the key performance indicators of the 14 hotel properties that were owned for the full nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Occupancy	69.50%	63.49%
ADR (average daily rate)	$396.14	$423.14
RevPAR (revenue per available room)	$275.31	$279.61
Rooms revenue (in thousands)	$293,020	$296,628
Total hotel revenue (in thousands)	$456,078	$456,619
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $28.8 million, from net income of $21.0 million for the nine months ended September 30, 2022 (the “2022 period”), to a net loss of $7.8 million for the nine months ended September 30, 2023 (the “2023 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $33.2 million, or 10.3%, to $355.4 million during the 2023 period compared to the 2022 period. During the 2023 period, we experienced a 206 basis point increase in occupancy and a 0.6% increase in room rates compared to the 2022 period.

Fluctuations in rooms revenue between the 2023 period and the 2022 period are a result of the changes in occupancy and ADR between the 2023 period and the 2022 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$7,130	1,320	10.2%
Marriott Seattle Waterfront (2)	6,454	1,752	3.7%
The Notary Hotel	3,279	767	6.3%
The Clancy	971	81	2.9%
Sofitel Chicago Magnificent Mile	573	422	(3.2)%
Pier House Resort & Spa	(3,273)	(443)	(10.0)%
The Ritz-Carlton St. Thomas	(7,383)	(841)	(6.3)%
Park Hyatt Beaver Creek Resort & Spa	976	(652)	15.7%
Hotel Yountville	(1,535)	767	(24.9)%
The Ritz-Carlton Sarasota (1)	(7,634)	(1,374)	(4.1)%
Hilton La Jolla Torrey Pines	539	92	1.3%
Bardessono Hotel and Spa	(1,981)	250	(16.7)%
The Ritz-Carlton Lake Tahoe (1)	(730)	(77)	(2.6)%
Cameo Beverly Hills	(994)	(13)	(9.6)%
Total	$(3,608)	601	(6.4)%
Non-comparable
The Ritz-Carlton Reserve Dorado Beach	$11,166	n/a	n/a
Four Seasons Resort Scottsdale	25,622	n/a	n/a
Total	$36,788
________
(1)This hotel was under renovation during the 2023 period.
(2)This hotel was under renovation during the 2022 period.
Food and Beverage Revenue. Food and beverage revenue increased $21.9 million, or 18.8%, to $138.5 million during the 2023 period compared to the 2022 period. We experienced an aggregate increase in food and beverage revenue of $9.0 million at five comparable hotel properties and increases of $4.0 million and $14.8 million at The Ritz-Carlton Reserve Dorado Beach and the Four Seasons Resort Scottsdale, respectively. These increases were partially offset by an aggregate decrease of approximately $5.8 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, Pier House Resort & Spa, Bardessono Hotel and Spa, Hotel Yountville, Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa, Hilton La Jolla Torrey Pines and Cameo Beverly Hills.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $8.7 million, or 14.8%, to $67.9 million during the 2023 period compared to the 2022 period.
This increase is attributable to higher other hotel revenue of $2.7 million at nine comparable hotel properties, $2.5 million at The Ritz-Carlton Reserve Dorado Beach and $6.4 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $2.9 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, Pier House Resort & Spa, Park Hyatt Beaver Creek Resort & Spa and Capital Hilton.
Rooms Expense. Rooms expense increased $10.2 million, or 14.7%, to $80.0 million in the 2023 period compared to the 2022 period. This increase is attributable to an aggregate increase in rooms expense of $4.9 million at eight comparable hotel properties, an increase of $1.5 million at The Ritz-Carlton Reserve Dorado Beach and an increase of $5.7 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $1.8 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, Pier House Resort & Spa, Bardessono Hotel and Spa, Hotel Yountville and Hilton La Jolla Torrey Pines.
Food and Beverage Expense. Food and beverage expense increased $17.6 million, or 19.3%, to $108.9 million during the 2023 period compared to the 2022 period. This increase is attributable to higher food and beverage expense of $5.5 million at six comparable hotel properties, $3.6 million at The Ritz-Carlton Reserve Dorado Beach and $11.5 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $2.9 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Pier House Resort & Spa, Hotel Yountville, Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa and Cameo Beverly Hills.

Other Operating Expenses. Other operating expenses increased $22.2 million, or 14.9%, to $171.3 million in the 2023 period compared to the 2022 period. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $3.1 million in direct expenses and $19.0 million in indirect expenses and incentive management fees in the 2023 period compared to the 2022 period.
Direct expenses were 4.3% of total hotel revenue in the 2023 period and 4.2% in the 2022 period. The increase in direct expenses is associated with higher direct expenses of approximately $1.2 million at nine comparable hotel properties, $1.3 million at The Ritz-Carlton Reserve Dorado Beach and $2.0 million at the Four Seasons Resort Scottsdale. These increases were partially offset by lower direct expenses of $1.4 million at the Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, Cameo Beverly Hills, The Ritz-Carlton St. Thomas and The Ritz-Carlton Sarasota.
The increase in indirect expenses is attributable to increases in: (i) general and administrative costs of $7.6 million comprising an increase of $1.5 million at our 14 comparable hotel properties and $6.1 million at the two acquired hotel properties; (ii) marketing costs of $7.7 million comprising an increase of $3.4 million at our 14 comparable hotel properties and $4.4 million at the two acquired hotel properties; (iii) repairs and maintenance of $3.4 million comprising an increase of $470,000 at our 14 comparable hotel properties and $2.9 million at the two acquired hotel properties; (iv) lease expense of $92,000 comprising an increase of $130,000 at our 14 comparable hotel properties, partially offset by an aggregate decrease of $38,000 at the two acquired hotel properties; and (v) energy costs of $2.5 million comprised of an increase of $1.1 million at our 14 comparable hotel properties and $1.4 million at our two acquired hotel properties. These increases in indirect expenses were partially offset by an aggregate decrease of $2.3 million in incentive management fees, comprising of an aggregate decrease of $3.8 million at our 14 comparable hotel properties, offset by an aggregate increase of $1.5 million at the two acquired hotel properties.
Management Fees. Base management fees increased $2.9 million, or 19.3%, to $17.7 million in the 2023 period compared to the 2022 period. Management fees increased $2.0 million at six comparable hotel properties, $535,000 at The Ritz-Carlton Reserve Dorado Beach and $1.4 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of $1.0 million at the Park Hyatt Beaver Creek Resort & Spa, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa, Cameo Beverly Hills, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Lake Tahoe.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $5.3 million, or 23.1%, to $28.0 million in the 2023 period compared to the 2022 period. This increase is primarily attributable to an aggregate increase of $4.4 million at 12 comparable hotel properties, $929,000 at The Ritz-Carlton Reserve Dorado Beach and $718,000 at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $835,000 including $777,000 at the Sofitel Chicago Magnificent Mile and $58,000 at The Notary Hotel.
Depreciation and Amortization. Depreciation and amortization increased $10.2 million, or 17.7%, to $67.8 million for the 2023 period compared to the 2022 period. This increase is comprised of $1.4 million at The Ritz-Carlton Reserve Dorado Beach, $7.1 million at the Four Seasons Resort Scottsdale and an aggregate increase of $4.8 million at eight comparable hotel properties. These increases were partially offset by an aggregate decrease of $3.2 million at the Sofitel Chicago Magnificent Mile, The Clancy, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa and Cameo Beverly Hills, primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $702,000, or 3.1%, to $23.2 million in the 2023 period compared to the 2022 period due to increases in reimbursable expenses of $2.6 million and base advisory fee of $1.3 million. These increases are partially offset by decreases in equity-based compensation of $1.9 million and an incentive fee of $1.3 million.
In the 2023 period, we recorded an advisory services fee of $23.2 million, which included a base advisory fee of $10.7 million, reimbursable expenses of $6.1 million and $6.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
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

Corporate General and Administrative. Corporate general and administrative expense was $9.2 million in the 2023 period compared to $14.0 million in the 2022 period. The decrease in corporate general and administrative expenses is primarily due to lower reimbursed operating expenses of Ashford Securities of $3.6 million, lower miscellaneous expenses of $309,000, lower professional fees of $740,000 and lower public company costs of $166,000. During the third quarter of 2022, the funding estimate to Ashford Securities was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities that resulted in additional expense of approximately $5.2 million.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2023 period and the 2022 period, we recorded equity in loss of unconsolidated entity of $208,000 and $220,000, respectively, related to our investment in OpenKey.
Other Income (Expense). Other income was $293,000 in the 2023 period compared to $27,000 in the 2022 period. In the 2023 period, we recorded $293,000 of miscellaneous income.
Interest Income. Interest income was $5.4 million and $932,000 in the 2023 period and the 2022 period, respectively. The increase in interest income in the 2023 period was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $36.5 million, or 109.6%, to $69.8 million for the 2023 period compared to the 2022 period. The increase is primarily due to higher interest expense from higher average interest rates and the mortgage loan secured by the Four Seasons Resort Scottsdale as a result of its acquisition. LIBOR ceased to be published after June 30, 2023. The average LIBOR rate for the 2022 period was 1.24%. The average SOFR rates for the 2023 period and the 2022 period were 4.78% and 0.97%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $2.8 million in the 2023 period related to various loan modifications and costs associated with the $200 million secured credit facility. Write-off of loan costs and exit fees was $106,000 in the 2022 period, primarily resulting from the refinance of the Park Hyatt Beaver Creek Resort & Spa in February 2022, the acquisition of The Ritz-Carlton Reserve Dorado Beach and the mortgage loan extension of The Ritz-Carlton St. Thomas.
Gain (loss) on Extinguishment of Debt. Gain on extinguishment of debt was $2.3 million in the 2023 period due to the payoff of The Ritz-Carlton Reserve Dorado Beach mortgage loan. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired. There was no such gain or loss in the 2022 period.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $918,000 for the 2023 period consisted of unrealized gain on warrants of $273,000 and a realized gain of $6.2 million associated with payments received from counterparties on in-the-money interest rate caps. These gains were partially offset by an unrealized loss on interest rate caps of approximately $5.5 million. Unrealized gain on derivatives of $4.0 million for the 2022 period consisted of an unrealized gain of approximately $3.0 million on interest rate caps and approximately $995,000 from warrants.
Income Tax (Expense) Benefit. Income tax expense decreased $2.7 million, from $3.8 million in the 2022 period to $1.1 million in the 2023 period. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2023 period compared to the 2022 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $1.7 million and $2.3 million in the 2023 period and the 2022 period, respectively. At both September 30, 2023 and 2022, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $3.0 million in the 2023 period and net income of $647,000 in the 2022 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 6.63% and 7.66% as of September 30, 2023 and 2022, respectively.

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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of September 30, 2023, none of our mortgage loans were subject to cash traps.

As of September 30, 2023, the Company held cash and cash equivalents of $149.5 million and restricted cash of $57.3 million, the vast majority of which is comprised of lender and manager-held reserves. As of September 30, 2023, $14.2 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At September 30, 2023, our net debt to gross assets was 38.6%.
The Company’s cash and cash equivalents are primarily comprised of corporate cash invested in short-term U.S. Treasury securities with maturity dates of less than 90 days and corporate cash held at commercial banks in Insured Cash Sweep (“ICS”) accounts, which are fully insured by the FDIC. The Company’s cash and cash equivalents also includes property-level operating cash deposited with commercial banks that have been designated as a Global Systemically Important Bank (“G-SIB”) by the Financial Stability Board (“FSB”) and a small amount deposited with other commercial banks.
Equity Transactions
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the nine months ended September 30, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of September 30, 2023, the Company has completed the $25.0 million repurchase authorization.
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
At any time during the Commitment Period, the Company may require YA to purchase shares of the Company’s common stock by delivering a written notice to YA setting forth the Advance Shares (as defined in the SEDA) that the Company desires to issue and sell to YA (the “Advance Notice”). The Company may deliver an Advance Notice for an initial Advance for up to 1,200,000 Advance Shares (the “Initial Advance”). The preliminary purchase price per share for such shares shall be 100% of the average daily VWAP for the five consecutive trading days immediately prior to the date of the Advance Notice.

Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of November 6, 2023, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 6, 2023, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
Debt Transactions
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the nine months ended September 30, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
On June 13, 2023, the Company finalized an extension of its $435 million mortgage loan secured by four properties: The Notary Hotel, The Clancy, Sofitel Chicago Magnificent Mile, and Marriott Seattle Waterfront. The loan is being extended beyond its original initial maturity in June 2023 for an additional 12 months. In conjunction with the extension, the Company paid down $142 million of the loan utilizing corporate cash on hand, which reduced the balance to approximately $293 million. As part of the extension, the Company also purchased an interest rate cap through June 2024 with a strike rate of 4.69%.
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
The Credit Agreement evidences a $200 million secured credit facility (the “Facility”) comprised of a secured term loan facility of $150 million (the “Term Loan Facility”) and a secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to a size of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of: (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville hotel properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.75 to 1.00.
The proceeds of the Term Loan Facility were used to repay the mortgage debt associated with The Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville, which will serve as the Initial Borrowing Base Properties for the financing. In addition, at closing, the Company drew down approximately $46 million under the Revolving Credit Facility.
The Facility is a three-year, interest-only facility with all outstanding principal due at maturity, with a one-year extension option, subject to the satisfaction of certain conditions, including the payment of an Extension Fee (as defined in the Credit Agreement) equal to 20 basis points (0.20%) of the outstanding Facility amount.

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
On September 29, 2023, the Company amended its mortgage loan secured by the Four Seasons Resort Scottsdale. Terms of the amendment included increasing the outstanding principal from $100 million to $140 million, and extending the final maturity date by one year to December 2028.
On October 31, 2023, the Company amended its $54.0 million mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date by one year to January 2025, with a one-year extension option, amending the interest rate to SOFR + 3.60% and making a pay down of $587,000.
Sources and Uses of Cash
We had approximately $149.5 million and $261.5 million of cash and cash equivalents at September 30, 2023 and December 31, 2022, respectively.
We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $73.0 million and $104.0 million for the nine months ended September 30, 2023 and 2022, respectively. Cash flows from operations were impacted by changes in hotel operations of our 14 comparable hotel properties, The Ritz-Carlton Reserve Dorado Beach, acquired on March 11, 2022, and the Four Seasons Resort Scottsdale, acquired on December 1, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2023, net cash flows used in investing activities were $55.6 million. These cash outflows were primarily attributable to $55.6 million of capital improvements made to various hotel properties and a $237,000 loan to OpenKey partially offset by cash inflows of $327,000 related to proceeds from property insurance. Our capital improvements consisted of approximately $36.8 million of return on investment capital projects and approximately $18.8 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2023, net cash flows used in financing activities were $126.3 million. Cash outflows primarily consisted of repayments of indebtedness of $390.2 million, $39.4 million of dividend and distribution payments, $19.3 million of payments to repurchase common stock, payments of $7.2 million for the redemption of operating partnership units, $4.0 million to purchase interest rate caps, $2.0 million of distributions to a noncontrolling interest in consolidated entities, $3.3 million payments of loan costs and exit fees, and $4.8 million for cash redemptions of Series E and Series M preferred stock. These cash outflows were partially offset by cash inflows of $236.0 million from borrowings on indebtedness, $97.9 million from the issuance of preferred stock, $4.1 million of contributions from a noncontrolling interest in consolidated entities and $6.0 million of proceeds from in-the-money interest rate caps.
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
Dividend Policy. On December 8, 2022, our board of directors approved the Company’s dividend policy for 2023. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2023, or $0.20 per share on an annualized basis. On July 11, 2023, our board of directors declared a quarterly cash dividend of $0.05 per diluted share for the third quarter of 2023. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board will continue to review our dividend policy on a quarter-to-quarter basis and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, other income/expense, write-off of loan costs and exit fees, advisory and settlement costs, advisory services incentive fee, gain/loss on extinguishment of debt, stock/unit-based compensation and the Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/ loss on derivatives.
We present EBITDA, EBITDAre and Adjusted EBITDAre because we believe they are useful to an investor in evaluating our operating performance because they provide investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe they help investors meaningfully evaluate and compare the results of our operations from period to period by removing the effect of our asset base (primarily depreciation and amortization) from our operating results. Our management team also uses EBITDA as one measure in determining the value of acquisitions and dispositions. EBITDA, EBITDAre and Adjusted EBITDAre as calculated by us may not be comparable to EBITDA, EBITDAre and Adjusted EBITDAre reported by other companies that do not define EBITDA, EBITDAre and Adjusted EBITDAre exactly as we define the terms. EBITDA, EBITDAre and Adjusted EBITDAre do not represent cash generated from operating activities determined in accordance with GAAP, and should not be considered as an alternative to operating income or net income determined in accordance with GAAP as an indicator of performance or as an alternative to cash flows from operating activities as determined by GAAP as an indicator of liquidity.
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(22,611)	$(8,383)	$(9,145)	$23,901
Interest expense and amortization of loan costs	23,306	14,490	69,779	33,293
Depreciation and amortization	22,703	19,604	67,791	57,616
Income tax expense (benefit)	(1,190)	95	1,064	3,783
Equity in (earnings) loss of unconsolidated entity	60	74	208	220
Company’s portion of EBITDA of OpenKey	(63)	(74)	(220)	(220)
EBITDA and EBITDAre	22,205	25,806	129,477	118,593
Amortization of favorable (unfavorable) contract assets (liabilities)	119	119	356	345
Transaction and conversion costs	978	5,562	3,229	6,888
Other (income) expense	(293)	(27)	(293)	(27)
Write-off of premiums, loan costs and exit fees	2,588	8	2,848	106
Realized and unrealized (gain) loss on derivatives	(223)	(2,403)	(918)	(4,019)
Stock/unit-based compensation	1,627	3,391	6,854	8,941
Legal, advisory and settlement costs	—	544	81	1,176
Advisory services incentive fee	—	1,048	—	1,294
(Gain) loss on extinguishment of debt	—	—	(2,318)	—
Company’s portion of adjustments to EBITDAre of OpenKey	—	1	—	6
Adjusted EBITDAre	$27,001	$34,049	$139,316	$133,303

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes transaction and conversion costs, other income/expense, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, stock/unit-based compensation, gain/loss on extinguishment of debt and non-cash items such as deemed dividends on redeemable preferred stock, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third-party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(22,611)	$(8,383)	$(9,145)	$23,901
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,773)	(823)	(1,715)	(2,265)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	2,354	1,166	3,018	(647)
Preferred dividends	(10,582)	(6,028)	(31,809)	(13,395)
Deemed dividends on preferred stock	(516)	(2,649)	(3,271)	(4,802)
Net income (loss) attributable to common stockholders	(33,128)	(16,717)	(42,922)	2,792
Depreciation and amortization on real estate (1)	21,886	18,956	65,434	55,678
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(2,354)	(1,166)	(3,018)	647
Equity in (earnings) loss of unconsolidated entity	60	74	208	220
Company’s portion of FFO of OpenKey	(71)	(74)	(234)	(220)
FFO available to common stockholders and OP unitholders	(13,607)	1,073	19,468	59,117
Deemed dividends on preferred stock	516	2,649	3,271	4,802
Transaction and conversion costs	978	5,562	3,229	6,888
Other (income) expense	(293)	—	(293)	—
Write-off of premiums, loan costs and exit fees	2,588	8	2,848	106
Unrealized (gain) loss on derivatives	1,790	(2,403)	5,244	(4,019)
Stock/unit-based compensation	1,627	3,391	6,854	8,941
Legal, advisory and settlement costs	—	544	81	1,176
Interest expense accretion on refundable membership club deposits	165	177	507	545
Amortization of loan costs	858	598	2,258	1,793
Advisory services incentive fee	—	1,048	—	1,294
(Gain) loss on extinguishment of debt	—	—	(2,318)	—
Company’s portion of adjustments to FFO of OpenKey	—	1	—	6
Adjusted FFO available to common stockholders and OP unitholders	$(5,378)	$12,648	$41,149	$80,649
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation and amortization on real estate	$(817)	$(648)	$(2,357)	$(1,938)
Amortization of loan costs	(23)	(23)	(70)	(68)

Hotel Properties
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413
Marriott Seattle Waterfront	Seattle, WA	369	100%	369
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Cameo Beverly Hills (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65
Total		4,192		3,957
________
(1)    The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(2)    Includes 138 hotel rooms and five residences adjacent to the hotel. On August 1, 2023, the Company announced the rebranding and planned conversion of its Mr. C Beverly Hills in Los Angeles, California to the Cameo Beverly Hills. Following an extensive renovation, which is expected to be completed by the end of 2025, the hotel will join LXR Hotels & Resorts.
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
At September 30, 2023, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at September 30, 2023, would be approximately $2.8 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2023, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, as a result of the material weakness in our internal control over financial reporting related to the accounting for earnings per share described below, and for which it was not possible for the Company to remediate during the third quarter of 2023 because there were no similar transactions to evaluate, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act: (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
The Company has modified certain controls whereby management evaluates the nature of debt and equity transactions and based on complexity, considers the need to engage certain third-party accounting experts to assist management in assessing the accounting in its consolidated financial statements. While changes have been made to the design of certain controls, these changes have not been in place for a sufficient period of time for management to conclude that the previously reported material weakness has been remediated as of September 30, 2023.
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023, have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than the modification of the controls discussed above, our management has concluded that no such changes have occurred.
Notwithstanding the material weakness described above, management has concluded that our condensed consolidated financial statements included in this quarterly report are fairly stated in all material respects in accordance with GAAP.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. The trial court set a due date of August 7, 2023 for the briefs. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. If this litigation goes to trial, we expect that the earliest which the trial would occur is the last quarter of 2023, based on various extensions to which the parties have agreed. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2023, no amounts have been accrued.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information may have been exposed, but we have not identified that any customer information was exposed. Systems have been substantially restored with minimal effect on certain hotel operations. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss. At this time, no litigation has been filed nor has any been threatened.
Our assessment may change depending upon the development of any current or future legal proceedings, and the final results of such legal proceedings cannot be predicted with certainty. If we ultimately do not prevail in one or more of these legal matters, and the associated realized losses exceed our current estimates of the range of potential losses, our consolidated financial position, results of operations, or cash flows could be materially adversely affected in future periods.
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
As of September 30, 2023, we repurchased approximately 5.4 million shares of our common stock for approximately $25.0 million and have completed the $25.0 million repurchase authorization.

The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	—	$—	—
August 1 to August 31	—	$—	—
September 1 to September 30	—	$—	—
Total	—	$—	—
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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

3.7
Fourth Amended and Restated Bylaws, as amended by Amendment No. 1 on March 17, 2022, by Amendment No. 2 on February 23, 2023 and by Amendment No. 3 on August 4, 2023, adopted on August 4, 2023 (incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q filed on August 7, 2023) (File No. 001-35972).

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

31.1*	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.

Exhibit	Description
31.2*	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	November 8, 2023	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 8, 2023	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer