Form 10-K
period 2023-12-31
Braemar Hotels & Resorts Inc.
filed 2024-03-14
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 USC. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐    Yes    ☑ No
As of June 30, 2023, the aggregate market value of 63,927,258 shares of the registrant’s common stock held by non-affiliates was approximately $257,028,000.
As of March 12, 2024, the registrant had 66,520,711 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement pertaining to the 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Form 10-K.

BRAEMAR HOTELS & RESORTS INC.
YEAR ENDED DECEMBER 31, 2023

As used in this Annual Report on Form 10-K, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our two hotels held in a consolidated joint venture and are wholly owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns The Ritz-Carlton St. Thomas hotel. “Ashford Trust” or “AHT” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Nevada corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or “our advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Lodging” refers to Remington Lodging & Hospitality, LLC, a Delaware limited liability company and a hotel management company that was owned by Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust before its acquisition by Ashford Inc. on November 6, 2019. “Remington Hospitality” refers to the same entity after the acquisition was completed, resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc.
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
•changes in interest rates and inflation;
•macroeconomic conditions, such as a prolonged period of weak economic growth, and volatility in capital markets;
•uncertainty in the business sector and market volatility due to the 2023 failures of Silicon Valley Bank, New York Signature Bank and First Republic Bank;

•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war;
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
•risks associated with our ability to effectuate our dividend policy, including factors such as operating results and the economic outlook influencing our board’s decision whether to pay further dividends at levels previously disclosed or to use available cash to pay dividends;
•unanticipated increases in financing and other costs, including changes in interest rates;
•changes in our industry and the markets in which we operate, interest rates, or local economic conditions;
•the degree and nature of our competition;
•actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier), Stirling Hotels & Resorts, Inc. (“Stirling Inc.”) and our executive officers and our non-independent directors;
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
PART I
Item 1. Business
Our Company
We are an externally-advised Maryland corporation formed in 2013 that invests primarily in high revenue per available room (“RevPAR”) luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average RevPAR was approximately $196 for the year ended December 31, 2023. We have elected to be taxed as a REIT under the Code beginning in the year ended December 31, 2013. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 12, 2024, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties through an investment in a majority-owned consolidated joint venture entity.

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
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Hospitality, a subsidiary of Ashford Inc., manages four of our 16 hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers compensation and business automobile claims, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services, mobile key technology and broker-dealer services, and cash management services. See note 15 to our consolidated financial statements.
Mr. Monty J. Bennett is chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of December 31, 2023, holds a controlling interest in Ashford Inc. As of December 31, 2023, the Bennetts owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,229,668 shares of Ashford Inc. common stock, which if converted as of December 31, 2023 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of December 31, 2023, Mr. Monty J. Bennett, chairman of our board of directors and his father, Mr. Archie Bennett, Jr., together owned approximately 3,059,526 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 4.1% ownership in the Company.
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
Our Hotels
As of March 12, 2024, we own interests in a high-quality, geographically diverse portfolio of 16 hotel properties located in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands. Our properties have 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our joint venture partner. All of the hotel properties in our portfolio are generally located in markets that exhibit strong growth characteristics resulting from multiple demand generators. Nine of the 16 hotel properties in our portfolio operate under premium brands affiliated with Marriott International, Inc. (“Marriott”) and Hilton Worldwide, Inc. (“Hilton”). One hotel property is managed by Accor Management US Inc. (“Accor”), one is managed by Hyatt Corporation (“Hyatt”), one is managed by Four Seasons Hotels Limited (“Four Seasons”) and four hotel properties are managed by Remington Hospitality. The material terms of these hotel management agreements are described below in “Certain Agreements—Hotel Management Agreements.” For the year ended December 31, 2023, approximately 76% of rooms revenue was generated by transient business, approximately 23% was generated by group sales and 1% was generated by contract sales.
The following table sets forth additional information for our hotel properties (dollars in thousands, except ADR and RevPAR) for the year ended December 31, 2023:

				Year Ended December 31, 2023
Hotel Property	Location	Total Rooms	% Owned	Occupancy	ADR	RevPAR	Hotel Net Income	Hotel EBITDA (1)
Hilton La Jolla Torrey Pines(2)	La Jolla, CA	394	75%	78.76%	$253.71	$199.82	$12,836	$17,289
Capital Hilton	Washington, D.C.	550	75%	72.92%	250.11	182.39	4,934	15,427
Marriott Seattle Waterfront	Seattle, WA	369	100%	70.69%	298.39	210.94	5,471	12,816
The Clancy	San Francisco, CA	410	100%	70.81%	309.19	218.95	(462)	9,276
The Notary Hotel	Philadelphia, PA	499	100%	62.44%	230.59	143.97	2,071	10,317
The Ritz-Carlton Lake Tahoe (3)	Truckee, CA	170	100%	50.72%	731.00	370.79	(4,690)	6,082
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	62.98%	587.54	370.04	11,171	22,381
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	70.30%	239.57	168.42	3,392	8,183
Pier House Resort & Spa	Key West, FL	142	100%	72.66%	641.70	466.29	6,799	15,011
Bardessono Hotel and Spa (4)	Yountville, CA	65	100%	66.22%	1,045.70	692.48	1,428	6,067
The Ritz-Carlton St. Thomas	St. Thomas, U.S. Virgin Islands	180	100%	66.43%	1,099.14	730.15	8,322	22,628
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	55.81%	645.73	360.35	1,088	12,273
Hotel Yountville	Yountville, CA	80	100%	60.78%	694.51	422.10	871	4,915
Cameo Beverly Hills	Los Angeles, CA	143	100%	72.78%	308.71	224.69	(4,222)	987
The Ritz-Carlton Reserve Dorado Beach (5)	Puerto Rico	96	100%	63.00%	2,126.17	1,339.53	13,480	20,924
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	48.27%	967.22	466.92	1,138	21,863
Total / Weighted Average (6)		4,192		67.13%	$440.41	$295.65	$63,627	$206,439
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
(3)    The above information, excluding Hotel net income and Hotel EBITDA, does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(4)    Subject to a ground lease that initially expires in 2065. The ground lease contains two 25-year extension options, at our election.
(5)    The above information, excluding Hotel net income and Hotel EBITDA, does not include the operations of the voluntary rental program with respect to the residential units not owned by the Company.
(6)    Calculated on a portfolio basis for the 16 hotel properties in our portfolio as of December 31, 2023.
Hilton La Jolla Torrey Pines, La Jolla, California
We own a 75% partnership interest in Ashford HHC Partners III LP, which is subject to a ground lease in the Hilton La Jolla Torrey Pines expiring in 2067. CHH Torrey Pines Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Hilton La Jolla Torrey Pines hotel to CHH Torrey Pines Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1989 and is comprised of 394 guest rooms, including 232 king rooms, 152 queen/queen rooms and 10 suites. Approximately $34.1 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which has included lobby, restaurant, meeting space and room renovations.
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
•    Other Amenities: The hotel has a fitness center, outdoor pool, outdoor whirlpool, tennis and pickleball courts, basketball court, business center, lush gardens and pathways, valet parking and a gift shop.
Location and Access. The hotel is located near the Pacific Ocean in a secluded area of the famous Torrey Pines Golf Course. The hotel is approximately 17 miles from the San Diego International Airport.
Operating History. The following table shows certain historical information regarding the Hilton La Jolla Torrey Pines since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	394	394	394
Occupancy	78.8%	77.3%	57.8%
ADR	$253.71	$250.95	$203.63
RevPAR	$199.82	$193.87	$117.70

Selected Financial Information. The following tables show certain selected financial information regarding the Hilton La Jolla Torrey Pines since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$50,715	$49,076	$25,816
Rooms Revenue	28,735	27,880	16,927
Hotel net income	12,836	13,162	1,915
Hotel net income margin	25.3%	26.8%	7.4%
Hotel EBITDA(1)	17,289	17,328	6,235
Hotel EBITDA Margin (1)	34.1%	35.3%	24.2%
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
Capital Hilton, Washington, D.C.
We own a 75% partnership interest in Ashford HHC Partners III LP, which has a fee simple interest in the Capital Hilton. CHH Capital Hotel Partners LP, a subsidiary of Ashford HHC Partners III LP, leases the Capital Hilton to CHH Capital Tenant Corp. The remaining 25% partnership interest in Ashford HHC Partners III LP is owned by Park Hotels & Resorts, Inc. The hotel opened in 1943 and is comprised of 550 guest rooms, including 283 king rooms, 94 queen/queen rooms, 90 double/double rooms, 81 single queen rooms and two parlor suites. Approximately $105.4 million has been spent on capital expenditures since the acquisition of the hotel by Ashford HHC Partners III LP in 2007, which has included renovations to the guest rooms, public space, meeting space, lobby and restaurant.
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
Operating History. The following table shows certain historical information regarding the Capital Hilton since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	550	550	550
Occupancy	72.9%	65.2%	30.5%
ADR	$250.11	$228.36	$159.77
RevPAR	$182.39	$148.82	$48.68
Selected Financial Information. The following tables show certain selected financial information regarding the Capital Hilton since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$57,716	$45,113	$13,929
Rooms Revenue	36,615	29,877	9,773
Hotel net income	4,934	1,125	(11,082)
Hotel net income margin	8.5%	2.5%	(79.6)%
Hotel EBITDA(1)	15,427	10,174	(3,342)
Hotel EBITDA Margin (1)	26.7%	22.6%	(24.0)%
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
Marriott Seattle Waterfront, Seattle, Washington
Our subsidiary, Ashford Seattle Waterfront LP, owns a fee simple interest in the Marriott Seattle Waterfront. The hotel opened in 2003 and is comprised of 362 guest rooms and 7 suites, including 240 king rooms and 129 queen/queen rooms. About half of the hotel’s guest rooms have water views overlooking Elliott Bay with the remaining guest rooms having partial water views. Approximately $34.6 million has been spent on capital expenditures since the acquisition of the hotel in 2007. Capital improvements in 2017 included the relocation of the M Club from the eighth floor to the lobby level, which recaptured three guest rooms. A transformative guest room and corridor renovation occurred in 2022 which included case goods, flooring, wall covering, soft goods, lighting, and bathrooms and added 8 new keys.
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
Operating History. The following table shows certain historical information regarding the Marriott Seattle Waterfront since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	369	361	361
Occupancy	70.7%	56.9%	52.2%
ADR	$298.39	$286.14	$219.51
RevPAR	$210.94	$162.75	$114.64

Selected Financial Information. The following tables show certain selected financial information regarding the Marriott Seattle Waterfront since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$34,629	$26,385	$18,315
Rooms Revenue	28,410	21,445	15,105
Hotel net income	5,471	3,790	(293)
Hotel net income margin	15.8%	14.4%	(1.6)%
Hotel EBITDA (1)	12,816	9,217	3,557
Hotel EBITDA Margin (1)	37.0%	34.9%	19.4%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Clancy, San Francisco, California
Our subsidiary, Ashford San Francisco II LP, owns a fee simple interest in The Clancy. The hotel opened in 2001 and is comprised of 410 guest rooms, including 196 king rooms, 184 queen/queen rooms and 30 suites. Approximately $77.2 million has been spent on capital expenditures since the acquisition of the hotel in 2007, which included a restaurant renovation, a guest room soft goods renovation and a meeting space renovation. In early 2017, the hotel began an extensive custom designed guest room renovation. As part of this renovation we increased the room count from 405 to 410 rooms utilizing former conference suites. The new guest rooms reflect the hotel’s ideal location in the new and evolving SoMa district. Bold vibrant colors with calming grey undertones mimic the stunning visual beauty expressed in the iconic city of San Francisco. Innovative smart technology combined with comfort and luxury provide travelers with an intriguing and unique experience.
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
•    Food and Beverage: The transformed food and beverage outlets at The Clancy include completely reconfigured spaces to meet the requirements of today’s discerning traveler. The Seven Square Tap Room, open for breakfast, lunch, dinner and cocktails, seats 118. The dining area seats 78. The bar and lounge area seats six at the bar and 34 in the lounge. The Lobby Lounge is configured with a bar, couches, small tables and a community table, seats 43 guests including 10 at the bar, 10 at the community table and 23 in various other seating configurations. The Radiator Coffee Salon, open for breakfast and light lunches, seats 35 patrons at tables and stadium style seating. An exterior sales window allows the outlet to capture business from local residents and office commuters. Two exterior venues are available for both group and transient guests: the original outdoor courtyard, renamed Block 9 and a completely new space, the Parklet. Block 9 includes a fire pit and has been redesigned to be flexible enough to offer overflow seating for the Lobby Lounge and for private receptions. Total seating in Block 9 encompasses 56 seats in lounge, table and stadium seating configurations. The Parklet is completely covered and can be used for small receptions and outdoor seating.
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
Operating History. The following table shows certain historical information regarding The Clancy since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	410	410	410
Occupancy	70.8%	70.1%	56.0%
ADR	$309.19	$298.91	$174.64
RevPAR	$218.95	$209.38	$97.74
Selected Financial Information. The following tables show certain selected financial information regarding The Clancy since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$38,754	$36,163	$17,380
Rooms Revenue	32,767	31,334	14,627
Hotel net income	(462)	(2,872)	(15,467)
Hotel net income margin	(1.2)%	(7.9)%	(89.0)%
Hotel EBITDA (1)	9,276	8,354	(2,217)
Hotel EBITDA Margin (1)	23.9%	23.1%	(12.8)%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Notary Hotel, Philadelphia, Pennsylvania
Our subsidiary, Ashford Philadelphia Annex LP, owns a fee simple interest in The Notary Hotel. The hotel opened in 1999 and is comprised of 499 guest rooms, including 311 king rooms, 109 queen/queen rooms, 77 double/double rooms and two parlor suites. Approximately $61.6 million has been spent on capital expenditures since the acquisition of the hotel in 2007.
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
The property joined Marriott’s Autograph Collection®, a diverse portfolio of independent hotels around the world that reflect unique vision, design and environments. It is located in the center of Philadelphia’s downtown business district, across from City Hall and one block from the Philadelphia Convention Center. The hotel is also conveniently located next to the Historical District, the Reading Terminal Market, the University of Pennsylvania and Independence Hall.
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
Location and Access. The hotel is located in downtown Philadelphia and is accessible from Interstate 676. The hotel’s corner location and clear signage make it easily visible from both Juniper Street and South Penn Square. The hotel is approximately 10 miles from Philadelphia International Airport.

Operating History. The following table shows certain historical information regarding The Notary Hotel since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	499	499	499
Occupancy	62.4%	55.9%	36.9%
ADR	$230.59	$218.34	$176.70
RevPAR	$143.97	$122.10	$65.27
Selected Financial Information. The following tables show certain selected financial information regarding The Notary Hotel since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$33,117	$27,536	$14,158
Rooms Revenue	26,222	22,237	11,889
Hotel net income	2,071	(505)	(6,261)
Hotel net income margin	6.3%	(1.8)%	(44.2)%
Hotel EBITDA(1)	10,317	7,673	1,924
Hotel EBITDA Margin (1)	31.2%	27.9%	13.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Sofitel Chicago Magnificent Mile, Chicago, Illinois
On February 24, 2014, we acquired a fee simple interest in the Sofitel Chicago Magnificent Mile. The hotel opened in 2002 and is comprised of 415 guest rooms, including 63 suites. Approximately $20.5 million has been spent on capital expenditures at the hotel since the acquisition of the hotel in 2014. The fitness center and lobby bar were extensively renovated in the first quarter of 2017. A comprehensive guest room and corridor renovation began in the fourth quarter of 2017 and was completed in the second quarter of 2018. A refresh of the lobby space was completed in February 2023.
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
Operating History. The following table shows certain historical information regarding the Sofitel Chicago Magnificent Mile since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	415	415	415
Occupancy	70.3%	65.4%	46.9%
ADR	$239.57	$250.78	$202.88
RevPAR	$168.42	$163.92	$95.21

Selected Financial Information. The following table shows certain selected financial information regarding the Sofitel Chicago Magnificent Mile since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$33,917	$33,635	$18,993
Rooms Revenue	25,512	24,829	14,422
Hotel net income	3,392	2,226	(10,181)
Hotel net income margin	10.0%	6.6%	(53.6)%
Hotel EBITDA(1)	8,183	8,288	(3,560)
Hotel EBITDA Margin(1)	24.1%	24.6%	(18.7)%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Pier House Resort & Spa, Key West, Florida
On March 1, 2014, we acquired a fee simple interest in the Pier House Resort & Spa from Ashford Trust pursuant to an option agreement that we entered into in connection with our spin-off from Ashford Trust. The hotel opened in 1968 and is comprised of 142 guest rooms, including 76 king rooms, 43 queen/queen rooms and 23 suites. Approximately $17.2 million has been spent on capital expenditures since the acquisition of the hotel, which included spa, fitness center and guest rooms refresh renovations.
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
Operating History. The following table shows certain historical information regarding the Pier House Resort & Spa since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	142	142	142
Occupancy	72.7%	74.8%	81.8%
ADR	$641.70	$707.12	$591.40
RevPAR	$466.29	$529.03	$483.93

Selected Financial Information. The following table shows certain selected financial information regarding the Pier House Resort & Spa since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$30,641	$34,104	$31,408
Rooms Revenue	24,168	27,419	25,082
Hotel net income	6,799	12,377	13,411
Hotel net income margin	22.2%	36.3%	42.7%
Hotel EBITDA(1)	15,011	18,115	18,039
Hotel EBITDA Margin (1)	49.0%	53.1%	57.4%
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
Additional property highlights include:
•    Meeting Space: Approximately 3,500 square feet of indoor and outdoor meeting space.
•    Food and Beverage: The Bardessono Hotel and Spa offers the acclaimed 84-seat Lucy restaurant and bar.
•    Other Amenities: The hotel offers an on-site spa and a fitness center. Outdoor amenities include a rooftop pool and a vegetable garden. Complimentary bicycles and Lexus vehicles are available for guest use.
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
Operating History. The following table shows certain historical information regarding the Bardessono Hotel and Spa since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	65	65	65
Occupancy	66.2%	64.0%	67.9%
ADR	$1,045.70	$1,257.56	$1,141.39
RevPAR	$692.48	$804.31	$775.18

Selected Financial Information. The following table shows certain selected financial information regarding the Bardessono Hotel and Spa since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$22,159	$25,259	$23,329
Rooms Revenue	16,429	19,082	18,391
Hotel net income	1,428	4,488	5,053
Hotel net income margin	6.4%	17.8%	21.7%
Hotel EBITDA (1)	6,067	9,127	9,208
Hotel EBITDA Margin (1)	27.4%	36.1%	39.5%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, St. Thomas, U.S. Virgin Islands
On December 15, 2015, we acquired a 100% interest in The Ritz-Carlton St. Thomas on the island of St. Thomas, U.S. Virgin Islands. The Ritz-Carlton St. Thomas opened in 1996 and has 155 luxurious guest rooms and 25 suites, all featuring a spacious private balcony with ocean or resort views. Approximately $118.8 million has been spent on capital expenditures since the acquisition of the hotel in December 2015. Capital investment was primarily focused on remediation and reconstruction effort due to damage sustained after Hurricane Irma. The hotel operated as a 59-room Marriott-affiliated non-branded hotel for the majority of 2019 and re-opened as a full service Ritz-Carlton resort in late November 2019.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton St. Thomas since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	180	180	180
Occupancy	66.4%	73.8%	79.5%
ADR	$1,099.14	$1,204.88	$1,049.29
RevPAR	$730.15	$889.30	$834.39

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton St. Thomas since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$75,394	$87,654	$80,321
Rooms Revenue	47,971	58,426	54,819
Hotel net income	8,322	18,920	17,453
Hotel net income margin	11.0%	21.6%	21.7%
Hotel EBITDA (1)	22,628	30,137	27,550
Hotel EBITDA Margin (1)	30.0%	34.4%	34.3%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Park Hyatt Beaver Creek Resort & Spa, Beaver Creek, Colorado
On March 31, 2017, we acquired a 100% interest in the 190-room Park Hyatt Beaver Creek Resort & Spa in Beaver Creek, Colorado. In December 2022, we acquired three additional keys that were added to inventory in February 2023, bringing the total hotel room count to 193. Located in the heart of Beaver Creek Village, approximately 100 miles west of Denver, it is located in one of the most exclusive resort destinations in North America. The Park Hyatt Beaver Creek Resort & Spa is an integral part of the Beaver Creek Village as the only full-service hotel with direct ski-in/ski-out access. The Park Hyatt Beaver Creek Resort & Spa was built in 1989 and has 193 luxurious and spacious rooms, including 83 king rooms, 67 double/double rooms, 20 double/queen rooms, 22 suites and one suite parlor. The hotel underwent a full lobby renovation in 2019, which included a new lobby bar and the addition of an epicurean market. The fitness center and meeting space located within the hotel footprint were renovated in 2023. Approximately $22.6 million has been spent on capital expenditures since the acquisition of the hotel in March 2017.
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
Operating History. The following table shows certain historical information regarding the Park Hyatt Beaver Creek Resort & Spa since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	193	190	190
Occupancy	55.8%	60.6%	54.9%
ADR	$645.73	$601.05	$454.17
RevPAR	$360.35	$364.13	$249.50

Selected Financial Information. The following table shows certain selected financial information regarding the Park Hyatt Beaver Creek Resort & Spa since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$49,335	$50,615	$36,184
Rooms Revenue	25,351	25,253	17,303
Hotel net income	1,088	5,668	4,005
Hotel net income margin	2.2%	11.2%	11.1%
Hotel EBITDA(1)	12,273	13,620	9,609
Hotel EBITDA Margin (1)	24.9%	26.9%	26.6%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Hotel Yountville, Yountville, California
On May 11, 2017, we acquired a 100% interest in the 80-room Hotel Yountville in Yountville, California. The Hotel Yountville was originally built in 1998 and, in 2011, underwent an extensive expansion and renovation that upgraded all guest rooms, adding 29 new guest rooms, and added a restaurant, spa, meeting and event space, an outdoor pool, and lounge patio. Currently, the property has 80 luxury rooms consisting of 62 king rooms, eight double/queen rooms and 10 suites. Approximately $5.7 million has been spent on capital expenditures since the acquisition of the hotel in May 2017.
Additional property highlights include:
•    Meeting Space: The property has approximately 4,400 square feet of indoor and outdoor event space.
•    Food and Beverage: The property has the acclaimed 46-seat Heritage Oak restaurant and bar, in-room dining service and a complimentary glass of wine upon check-in.
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
Operating History. The following table shows certain historical information regarding the Hotel Yountville since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	80	80	80
Occupancy	60.8%	54.1%	57.9%
ADR	$694.51	$906.82	$762.15
RevPAR	$422.10	$490.21	$441.29

Selected Financial Information. The following table shows certain selected financial information regarding the Hotel Yountville since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$15,296	$17,194	$15,175
Rooms Revenue	12,325	14,314	12,886
Hotel net income	871	2,547	2,310
Hotel net income margin	5.7%	14.8%	15.2%
Hotel EBITDA (1)	4,915	6,958	6,433
Hotel EBITDA Margin (1)	32.1%	40.5%	42.4%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, Sarasota, Florida
On April 4, 2018, we acquired a 100% interest in The Ritz-Carlton Sarasota in Sarasota, Florida for $171.4 million and a 22-acre plot of vacant land for $9.7 million. Approximately $29.4 million has been spent on capital expenditures since the acquisition of the hotel in April 2018.
The Ritz-Carlton Sarasota was built in 2001 and has 276 luxurious and spacious rooms, including 31 suites. The resort also offers an array of amenities, including a 26,000 square foot Beach Club with 410 feet of beachfront, a private, luxury Tom Fazio designed Golf Club, a 15,000 square foot Ritz-Carlton Spa that was renovated in 2023, eight food and beverage outlets, including the acclaimed Jack Dusty waterfront restaurant, 29,000 square feet of flexible indoor meeting space, two outdoor pools, 24-hour state-of-the-art fitness club and lighted tennis courts.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Sarasota since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	276	276	276
Occupancy	63.0%	74.5%	77.0%
ADR	$587.54	$617.66	$545.68
RevPAR	$370.04	$459.97	$420.14

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Sarasota since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$85,520	$98,364	$82,808
Rooms Revenue	37,278	46,210	40,892
Hotel net income	11,171	17,641	15,342
Hotel net income margin	13.1%	17.9%	18.5%
Hotel EBITDA (1)	22,381	30,377	25,663
Hotel EBITDA Margin (1)	26.2%	30.9%	31.0%
__________________
(1)    See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
The Ritz-Carlton, Lake Tahoe, California
On January 15, 2019, we acquired a 100% interest in the 170-room Ritz-Carlton Lake Tahoe located in Truckee, California for $120.0 million. Approximately $32.8 million has been spent on capital expenditures since the acquisition of the hotel in January 2019. In 2023, the guestrooms were completely renovated and the Alpine Exchange, a new retail shop and market, was added to the lobby as a new amenity.
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
•    Other Amenities: The property offers 170 luxurious guest rooms and suites with in-room gas fireplaces and floor-to-ceiling windows, a 17,000 square foot slope-side spa with treatments themed around nature, the Ritz Kids children’s program and the Alpine Exchange retail shop.
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
Operating History. The following table shows certain historical information regarding The Ritz-Carlton Lake Tahoe since 2021:

	Year Ended December 31,
	2023	2022	2021
Rooms	170	170	170
Occupancy	50.7%	56.2%	55.0%
ADR	$731.00	$837.16	$642.81
RevPAR	$370.79	$470.61	$353.56
__________________
The above information does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Lake Tahoe since 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total Revenue	$50,282	$52,561	$43,133
Rooms Revenue (1)	23,008	26,334	21,938
Hotel net income	(4,690)	5,020	2,793
Hotel net income margin	(9.3)%	9.6%	6.5%
Hotel EBITDA (2)	6,082	11,383	7,835
Hotel EBITDA Margin (2)	12.1%	21.7%	18.2%
__________________
(1)     Rooms revenue does not include the operations of the voluntary rental program with respect to condominium units not owned by the Company.
(2)     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for a reconciliation of net income (loss) to Hotel EBITDA by property.
Cameo Beverly Hills, Beverly Hills, California
On August 5, 2021, the Company acquired a 100% interest in the 138-room Cameo Beverly Hills (formerly known as the Mr. C Beverly Hills Hotel) and five luxury residences adjacent to the hotel. Approximately $2.4 million has been spent on capital expenditures since the acquisition.
The Cameo Beverly Hills was built in 1965 and underwent an extensive renovation in 2011. It has 138 luxurious and spacious rooms, including 12 suites and 10 mini suites. It is a luxury hotel ideally located in close proximity to high-end shopping on Rodeo Drive and business demand from Century City and Culver City.
On August 1, 2023, the Company announced the rebranding and planned conversion of the hotel to the Cameo Beverly Hills. Following an extensive renovation, which is expected to be completed by the end of 2025, the hotel will join LXR Hotels & Resorts.
Additional property highlights include:
•    Meeting Space: The property has over 24,000 sq. ft. of flexible indoor/outdoor meeting space. The 12th floor ballroom features unparalleled 360-degree panoramic views of Los Angeles.
•    Food and Beverage: The property also features I1 Moderno which offers a menu of classic southern Italian recipes with a California flair.
•    Other Amenities: The property offers an outdoor pool terrace with daybeds and cabanas, state-of-the-art fitness center and a business center. Additionally, the property includes five newly constructed and fully furnished residences which blend contemporary architecture with elegant, minimalistic design and range in size from 2,000 to 3,400 sq. ft. The residences are currently offered for extended-stay rentals.
Location and Access. With its premier location in the heart of West Los Angeles, the property is in the middle of more than 45 million sq. ft. of office space, supporting substantial corporate demand and a wide array of world-renowned leisure demand generators, including unrivaled shopping with high-end retailers, vibrant restaurants and various art and cultural attractions.
Operating History. The following table shows certain historical information regarding Cameo Beverly Hills since 2021:

	Year Ended December 31,		Year Ended December 31, 2021 (combined)	Period from August 5, 2021 through December 31, 2021	Period from January 1, 2021 through August 4, 2021
	2023	2022
Rooms	143	143	143	143	143
Occupancy	72.8%	74.3%	50.1%	63.9%	40.7%
ADR	$308.71	$347.57	$327.85	$332.86	$322.42
RevPAR	$224.69	$258.10	$164.36	$212.62	$131.07

Selected Financial Information. The following table shows certain selected financial information regarding Cameo Beverly Hills since 2021 (dollars in thousands):

	Year Ended December 31,		Year Ended December 31, 2021 (combined)	Period from August 5, 2021 through December 31, 2021	Period from January 1, 2021 through August 4, 2021
	2023	2022
Total Revenue	$16,113	$19,484	$12,864	$6,592	$6,272
Rooms Revenue	11,727	13,472	8,579	4,531	4,048
Hotel net income (1)	(4,222)	(1,390)	(2,877)	(1,630)	(1,247)
Hotel net income margin	(26.2)%	(7.1)%	(22.4)%	(24.7)%	(19.9)%
Hotel EBITDA (2)	987	3,157	2,280	1,052	1,228
Hotel EBITDA Margin (2)	6.1%	16.2%	17.7%	16.0%	19.6%
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
The hotel operating results for the period from August 5, 2021 through December 31, 2021 represent the operating results since the acquisition of the hotel on August 5, 2021. The hotel operating results for the period from January 1, 2021 through August 4, 2021 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. No financial statements were prepared, audited or reviewed for the period from January 1, 2021 through August 4, 2021.
The Ritz-Carlton Reserve, Dorado, Puerto Rico
On March 11, 2022, the Company acquired a 100% interest in the 96-room Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. Approximately $3.8 million has been spent on capital expenditures since the acquisition.
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
Operating History. The following table shows certain historical information regarding Ritz-Carlton Reserve Dorado Beach since 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022 (combined)	Period from March 11, 2022 through December 31, 2022	Period from January 1, 2022 through March 10, 2022	Year Ended December 31, 2021

Rooms	96	96	96	96	96
Occupancy	63.0%	61.6%	63.5%	53.1%	64.9%
ADR	$2,126.17	$2,015.83	$1,928.50	$2,462.11	$1,674.08
RevPAR	$1,339.53	$1,240.97	$1,225.27	$1,308.32	$1,086.05
__________________
The above information does not include the operations of the voluntary rental program with respect to residential units not owned by the Company.

Selected Financial Information. The following table shows certain selected financial information regarding The Ritz-Carlton Reserve Dorado Beach since 2021 (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022 (combined)	Period from March 11, 2022 through December 31, 2022	Period from January 1, 2022 through March 10, 2022	Year Ended December 31, 2021

Total Revenue	$83,744	$76,415	$61,246	$15,169	$74,138
Rooms Revenue (1)	46,937	43,484	34,817	8,666	38,055
Hotel net income (2)	13,480	9,672	7,583	2,089	9,099
Hotel net income margin	16.1%	12.7%	12.4%	13.8%	12.3%
Hotel EBITDA (3)	20,924	18,521	14,887	3,634	16,838
Hotel EBITDA Margin (3)	25.0%	24.2%	24.3%	24.0%	22.7%
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
The hotel operating results for the period from March 11, 2022 through December 31, 2022 represent the operating results since the acquisition of the hotel on March 11, 2022. The hotel operating results for the period from January 1, 2022 through March 10, 2022 and for the year ended December 31, 2021 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended December 31, 2021 were audited and included in an amendment to our Current Report on Form 8-K filed on March 11, 2022. No financial statements were prepared, audited or reviewed for the period from January 1, 2022 through March 10, 2022.
Four Seasons Resort, Scottsdale, Arizona
On December 1, 2022, the Company acquired a 100% interest in the 210-room Four Seasons Resort Scottsdale at Troon North in Scottsdale, Arizona. Approximately $4.3 million has been spent on capital expenditures since the acquisition.
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
Operating History. The following table shows certain historical information regarding the Four Seasons Resort Scottsdale since 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022 (combined)	Period from December 1, 2022 through December 31, 2022	Period from January 1, 2022 through November 30, 2022	Year Ended December 31, 2021

Rooms	210	210	210	210	210
Occupancy	48.3%	46.3%	45.2%	46.4%	41.7%
ADR	$967.22	$914.43	$1,056.99	$901.55	$853.53
RevPAR	$466.92	$423.18	$477.19	$418.17	$356.17

Selected Financial Information. The following table shows certain selected financial information regarding the Four Seasons Resort Scottsdale Hotel since 2021 (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022 (combined)	Period from December 1, 2022 through December 31, 2022	Period from January 1, 2022 through November 30, 2022	Year Ended December 31, 2021

Total Revenue	$67,666	$61,253	$5,194	$56,059	$49,827
Rooms Revenue	35,789	32,437	3,107	29,330	27,299
Hotel net income (1)	1,138	4,095	933	3,162	2,581
Hotel net income margin	1.7%	6.7%	18.0%	5.6%	5.2%
Hotel EBITDA (2)	21,863	19,497	1,710	17,787	16,402
Hotel EBITDA Margin (2)	32.3%	31.8%	32.9%	31.7%	32.9%
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
The hotel operating results for the period from December 1, 2022 through December 31, 2022 represent the operating results since the acquisition of the hotel on December 1, 2022. The hotel operating results for the period from January 1, 2022 through November 30, 2022 and for the year ended December 31, 2021 represent periods before our ownership and were obtained from the prior owner. The Company performed a limited review of the information as part of its analysis of the acquisition. The financial statements as of and for the year ended December 31, 2021 were audited and as of and for the nine months ended September 30, 2022 and 2021 were reviewed and included in our Current Report on Form 8-K filed on December 1, 2022. No financial statements were prepared, audited or reviewed for the period from October 1, 2022 through November 30, 2022.
Asset Management
The senior management team, provided to us by Ashford LLC, facilitated all asset management services for our hotel properties prior to our spin-off from Ashford Trust and continues to do so, including for the properties we acquired after the spin-off. The team of professionals provided by Ashford LLC proactively works with our third-party hotel management companies and Remington Hospitality to attempt to maximize profitability at each of our hotel properties. The asset management team monitors the performance of our hotel properties on a daily basis and holds frequent ownership meetings with personnel at the hotel properties and with key executives of the brands and management companies. The asset management team works closely with our third-party hotel management companies and Remington Hospitality on key aspects of each hotel’s operation, including, among others, revenue management, market positioning, cost structure, capital and operational budgeting as well as the identification of return on investment initiatives and overall business strategy. We believe that our strong asset management process helps to ensure that each hotel is being operated to our and our hotel management companies’ stated standards, that our hotel properties are being adequately maintained in order to preserve the value of the asset and the safety of the hotel to customers, and that our hotel management companies are maximizing revenue and enhancing operating margins. See “Certain Agreements—The Advisory Agreement.”
Hotel Management
Ashford Inc. also provides us with hotel management services through Remington Hospitality, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services. See “Certain Agreements-Hotel Management Agreement.”
Design and Construction Services
Ashford Inc. also provides us with design and construction services through Premier, including construction management, interior design, architectural services and oversight, and the purchasing, expediting, warehousing coordination, freight management and supervision of installation of furniture, fixtures and equipment (“FF&E”), and related services. See “Certain Agreements—Premier Master Project Management Agreement.”
Third-Party Agreements
Hotel Management Agreements. Twelve of our hotel properties are operated pursuant to a hotel management agreement with one of five brand management companies and four of our hotel properties are operated pursuant to a hotel management agreement with Remington Hospitality, a hotel management company acquired by Ashford Inc. on November 6, 2019, from

Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc., and Mr. Archie Bennett, Jr., chairman emeritus of Ashford Trust. Each management company receives a base management fee and may also be eligible to receive an incentive management fee if hotel operating income, as defined in the respective management agreement, exceeds certain thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after we have received a priority return on our investment in the hotel. See “Certain Agreements—Hotel Management Agreements.”
Franchise Agreements. One of our hotel properties operates under a franchise agreement.
The management agreements with Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt or Accor allow twelve of our hotel properties to operate under the Marriott, Autograph Collection, The Ritz-Carlton, Ritz-Carlton Reserve, Hilton, Four Seasons, Park Hyatt or Sofitel brand names, as applicable, and provide benefits typically associated with franchise agreements, including, among others, the use of Marriott’s (or its affiliates), Hilton’s (or its affiliates), Four Seasons’ (or its affiliates), Hyatt’s (or its affiliates) or Accor’s (or its affiliates), applicable, reservation system and guest loyalty and reward program. Any intellectual property and trademarks of Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons (or its affiliates), Hyatt (or its affiliates) or Accor (or its affiliates), as applicable, are exclusively owned and controlled by the applicable manager (or its affiliates) and the management agreement with Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt, and Accor grants the applicable manager the rights to use such intellectual property or trademarks with respect to the applicable hotel.
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
Our Financing Strategy
As of December 31, 2023, our indebtedness was approximately $1.2 billion, with a weighted average interest rate of 7.42% per annum, taking into account in-the-money interest rate caps. Approximately 7.4% of our debt bears interest at a fixed rate of 4.5% and the remaining 92.6% bears interest at a variable rate of SOFR plus 3.32%. We intend to continue to use variable-rate debt or a mix of fixed and variable-rate debt as we see fit, and we may, if appropriate, enter into interest rate hedges.
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
We may terminate the advisory agreement at any time, including during the 10-year initial term, without the payment of a termination fee under the following circumstances:
•immediately upon providing written notice to Ashford LLC, following its conviction (including a plea of nolo contendere) of a felony;
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
\Hotel Management Agreements
General
To qualify as a REIT, we cannot directly or indirectly operate any of our hotel properties. Third parties must operate our hotel properties. Our hotel properties are leased to TRS lessees (except for The Ritz-Carlton St. Thomas, which is owned by a TRS), which in turn have engaged hotel managers to manage our hotel properties. Each of our hotel properties, other than the

Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Cameo Beverly Hills (which are operated by Remington Hospitality), are operated pursuant to a hotel management agreement with one of five independent hotel management companies: (1) Hilton Management LLC, (2) Marriott Hotel Services, LLC (or its affiliates, The Ritz-Carlton Hotel Company, L.L.C., Ritz-Carlton (Virgin Islands), Inc., and Luxury Hotels International of Puerto Rico, Inc.) (3) Four Seasons, (4) Accor, and (5) Hyatt.
The terms of each of the hotel management agreements, as well as any remaining extension, are set forth in the table below:

Hotel	Effective Date	Expiration Date	Extension Options By Manager
Hilton La Jolla Torrey Pines	12/17/2003	12/31/2033	Two 10-year options
Capital Hilton	12/17/2003	12/31/2033	Two 10-year options
Marriott Seattle Waterfront	5/23/2003	12/31/2028	Five 10-year options
The Clancy	10/1/2020	12/31/2027	Five 5-year options
The Notary Hotel	7/16/2019	12/31/2041	Two 10-year options
The Ritz-Carlton Sarasota	1/1/2015	12/31/2030	Two 10-year options
Sofitel Chicago Magnificent Mile	3/30/2006	12/31/2030	Three 10-year options
Pier House Resort & Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
Bardessono Hotel and Spa	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton St. Thomas	12/15/2015	12/31/2065	Two 10-year options
Park Hyatt Beaver Creek Resort & Spa	12/11/1987	12/31/2029	One 10-year option
Hotel Yountville	11/6/2019	11/06/2029	Three 7-year options and one 4-year option
The Ritz-Carlton Lake Tahoe	3/28/2006	12/31/2034	Two 10-year options
Cameo Beverly Hills	8/5/2021	08/05/2031	Three 7-year options and one 4-year option
The Ritz-Carlton Reserve Dorado Beach	7/30/2008	12/31/2042	Two 10-year options
Four Seasons Resort Scottsdale	3/29/1996	12/31/2039	Two 20-year options
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

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Hilton La Jolla Torrey Pines	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$117,465,746

Capital Hilton	3%	20% of operating cash flow (after deduction for capital renewals reserve and owner’s priority)	Reimbursement of hotel’s pro rata share of group services	11.5% of owner’s total investment	$145,401,558

Marriott Seattle Waterfront	3%	After payment of owner’s 1st priority, remaining operating profit is split between owner and manager, such that manager receives 30% of remaining operating profit that is less than the sum of $15,371,744 plus 10.75% of owner-funded capital expenses, and 50% of the operating profit in excess of such sum	Reimbursement of the hotel’s pro rata share of chain services, capped at 2.2% of gross revenues per fiscal year	Owner’s 1st Priority: 10.75% of owner’s investment Owner’s 2nd Priority: After payment of the owner’s 1st priority, remaining operating profit is split between owner and manager, such that owner receives 70% of remaining operating profit that is less than the sum of $15,371,744 plus 10.75% of owner-funded capital expenses, and 50% of the operating profit in excess of such sum	$91,164,328

The Clancy	5%
50% of the excess of operating profit (after deduction for contributions to the FF&E reserve) over owner’s priority up to the Spread Threshold of $3,000,000, reduced to 25% for Operating Profit exceeding the Spread Threshold.
			1.5% of gross room sales	$12,429,500, plus 11.5% of owner funded capital expenses	Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)

The Notary Hotel	4%	20% of the excess of operating profit over owner’s priority	1.5% of gross room sales
 $9,053,011 Plus 10.25% of owner-funded capital expenditures after the effective date, the amount of reserve shortfalls funded by Owner after the effective date, and the amount of owner-funded capital expenditures spent for completion of the conversion of the hotel to The Notary Hotel, up to $18,000,000
					Not applicable

Sofitel Chicago Magnificent Mile	3%	20% of the amount by which the hotel’s annual net operating income exceeds a threshold amount (equal to 8% of our total investment in the hotel), capped at 2.5% of gross hotel revenues	2% of gross hotel revenues	$13,831,735 plus 8% of all expenditures to fund capital improvements	Not applicable

Pier House Resort & Spa	Greater of $16,897.11 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

Bardessono Hotel and Spa	Greater of $16,897.11 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton St. Thomas	3.0%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	20% of the excess, if any, of Operating Profit for such Fiscal Year over owner’s priority for such Fiscal Year	1.0% of gross revenues	$10,634,277 plus 10.25% of the amount of owner-funded capital expenditures	Not applicable

Park Hyatt Beaver Creek Resort & Spa	Greater of 3.0% or $2,487,332 on an annual basis (increased annually by lesser of CPI or 8% of prior year management fee)	12.5% Profit plus 15% of Profit less the Base Fee that is in excess of $4 million	Not applicable	Not applicable	Not applicable

Hotel Yountville	Greater of $16,897.11 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton Sarasota	3%	20% of Available cash flow defined as Net Operating Income minus the owner’s priority	1% of gross hotel revenues for each fiscal year, excluding member dues, initiation, or joining fees or deposits of Club members	$7,471,325 plus 10.25% of the amount of future owner-funded capital expenditures	Not applicable

The Ritz-Carlton Lake Tahoe	3%	The sum of (i) 15% of the amount by which Adjusted House Profit (“AHP”) for such Fiscal Year exceeds the owner’s priority; provided, however, that in no event shall the total, aggregate sum of the Base Fee and the Incentive Fee paid to Operator in any given Fiscal Year exceed 6% of gross revenues for such Fiscal Year	1% of gross revenues for each fiscal year
$8,226,742.04 plus 10% of the amount of certain owner-funded renovation expenditures, plus 10% of any other owner-funded capital expenditures after 1/1/2022 that were approved by manager, plus a varying additional credit based on the number of condominium units (which are to be constructed) in the voluntary rental program
					Not applicable

Hotel	Management Fee(1)	Incentive Fee	Marketing Fee	Owner’s Priority(2)	Owner’s Investment(2)
Cameo Beverly Hills	Greater of $16,897.11 monthly or 3%	The lesser of 1% of gross revenues or the amount by which actual house profit exceeds budgeted house profit	Not applicable	Not applicable	Not applicable

The Ritz-Carlton Reserve Dorado Beach	3%, comprised of a management fee of 0.4% and a royalty fee of 2.6%	$250,000 if Net House Profit exceeds Owner’s Priority plus 20% of the excess of Net House Profit over Owner’s Priority with annual true-up	1% of Gross Revenues plus allocation of reimbursable expenses
$14,351,404 plus (a) 11% of any operating losses funded by owner, plus (b) 11% of certain non-routine capital expenditures incurred by manager and certain non-routine owner-funded capital expenditures, plus (c) $100,000 time the number of condominium units in the voluntary rental program at the beginning of each FY, plus (d) an amount negotiated at the beginning of each year for the West Beach Estates and East Beach Villas participating in the standard and flexible voluntary rental program
Not applicable

Four Seasons Resort Scottsdale	3%	7.5% of the amount of operating profit (after deducting property taxes, insurance premiums, and expenditures from the capital reserve) for a particular period, minus the Hurdle Amount applicable for the same period. If there is a negative incentive fee in any year, the negative balance will carry forward and operate as a hurdle to future incentive fees	1.47% of budgeted gross revenues.	$18,669,193.11 (to be reduced to zero in January 1, 2033). Any Additional Capital will be reduced to zero 15 years after made.	Not applicable
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
Below is a summary of the principal terms of the hotel management agreements with Marriott (or its affiliates), Hilton, Accor, Hyatt, Four Seasons, and Remington Hospitality.
Marriott Management Agreements
Term. The remaining base term of each of our seven management agreements with Marriott (or its affiliates) ranges from approximately 4 to 42 years, expiring between December 31, 2027 and December 31, 2065. Each of these agreements has remaining automatic extension options at the discretion of the manager, ranging from two 10-year extensions to five 10-year extensions.
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
Performance Termination. All of the hotel management agreements with Marriott (or its affiliates) are structured to provide us with a right to terminate the hotel management agreement without the payment of a termination fee if the manager fails to achieve certain criteria relating to the performance of the applicable hotel. The performance period is measured with respect to any two consecutive fiscal years. The performance criteria generally includes each of the following: (i) operating profit for each such fiscal year is less than the applicable performance termination threshold (as defined in the hotel management agreement), which, (a) in the case of Marriott Seattle Waterfront is 9.5% of the approximate total investment in the hotel, (b) in the case of The Clancy is 82.6% of the owner’s priority return (as defined in the hotel management agreement), (c) in the case of The Notary Hotel is 85% of the owner’s priority return (as defined in the hotel management agreement), (d) in the case of The Ritz-Carlton St. Thomas is $6,000,000, plus 85% of 10.25% of owner-funded capital expenditures incurred after November 20, 2019, (e) in the case of The Ritz-Carlton Sarasota is $6,000,000, (f) in the case of The Ritz-Carlton Lake Tahoe is $7,200,000 minus the annual amount of certain shared facilities expenses relating to offsite parcels that are deemed to gross operating expenses for a fiscal year, and (g) in the case of Dorado Beach, a Ritz-Carlton Reserve, it is 75% of the owner’s priority return (as defined in the hotel management agreement), (ii) the RevPAR penetration index of the hotel during each such fiscal year is less than the revenue index threshold (as such terms are defined in the hotel management agreements) which ranges from 0.65 to 1.80 (this item is currently being negotiated for Dorado Beach, a Ritz-Carlton Reserve), and (iii) the fact that the criteria set forth in (i) or (ii) is not the result of certain disruptive events, such force majeure, major renovation, or any default by us under the hotel management agreement. The manager has a right to avoid a performance termination by paying to us the total amount by which the operating profit for each of the fiscal years in question was less than the performance termination threshold for such fiscal years, or in the case of The Notary Hotel and The Clancy, by waiving base management fees (and, with respect to The Ritz-Carlton St. Thomas, certain royalty fees owed to Marriott Switzerland Licensing Company S.ar.L (St. Kitts & Nevis Branch)) until such time as the total amount of waived base management fees equals the shortfall of operating profit for each of the fiscal years in question to the performance termination threshold for such fiscal years.
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
Right of First Offer. All of the management agreements with Marriott (or its affiliates) (except for the management agreement for The Ritz-Carlton Lake Tahoe) provide the manager with a right of first negotiation with respect to a sale of the hotel (which includes the equity transfer of a controlling interest in the owner of the hotel property, whether directly or indirectly). A sale or transfer to an affiliate is specifically excluded from this right (except in the management agreement for The Ritz-Carlton Sarasota). After notice of a proposed sale to the manager, we have a specified time period, ranging from 10 business days to 60 days, to negotiate an acceptable purchase and sale agreement. If after such time period no agreement is signed, we are free to sell or lease the hotel to a third party, subject to certain conditions, such as providing notice of sale to the manager (with certain details regarding the terms of sale). The manager then has a specified time period, ranging from 15 to 45 days, depending on our compliance with the assignment and sale provisions above, to either consent to such sale or not consent to such sale. If the manager does not timely respond or consents to such sale, certain of the management agreements provide that the sale must occur 180 days after provision of the notice of sale (the management agreement for The Ritz-Carlton St. Thomas also requires that the sale must occur within 15 months after the manager’s 30-day negotiation period if the manager makes an offer acceptable to us pursuant to the manager’s right of first offer; The Ritz-Carlton Sarasota management agreement requires that the sale must occur within 365 days after the manager’s receipt of our original notice pertaining to the manager’s right of first offer; The Notary Hotel and The Clancy management agreements require that the sale must occur within one year after the expiration of the right of first negotiation period; The Ritz-Carlton Reserve Dorado Beach management agreements requires that the sale must occur within 18 months after the 30-day right of first negotiation period) or the notice of sale is deemed void and we must provide a new notice to the manager.
Hilton Management Agreements
Term. The base term of each of our two management agreements with Hilton (or its affiliates) was 10 years, expiring December 31, 2013. All of these agreements have been extended through December 31, 2033, and all of these agreements have two 10-year automatic extension options remaining, at the discretion of the manager.
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

Remington Hospitality Master Hotel Management Agreement
General. In 2013, we entered into a master hotel management agreement with Remington Lodging governing the terms of Remington Lodging’s provision of hotel management services and design and construction services with respect to hotels owned or leased by us. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we amended and restated the original master hotel management agreement to provide only for hotel management services to be provided to our TRS lessees by Remington Lodging by entering into the Amended and Restated Hotel Master Management Agreement dated as of August 8, 2018, which agreement we refer to below as the “master hotel management agreement.” In connection with Ashford Inc.’s acquisition of the hotel management business of Remington Lodging on November 6, 2019, Remington Hospitality became a subsidiary of Ashford Inc., and the master hotel management agreement between Remington Hospitality and us remains in effect. Pursuant to the master hotel management agreement, Remington Hospitality currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Cameo Beverly Hills Hotel. The master hotel management agreement will also govern the management of hotels we acquire in the future that are managed by Remington Hospitality, which has the right to manage and operate hotel properties we acquire in the future unless our independent directors either (i) unanimously elect not to engage Remington Hospitality, or (ii) by a majority vote, elect not to engage Remington Hospitality because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Hospitality for the particular hotel, or (B) based on the prior performance of Remington Hospitality, another manager or developer could perform the management duties materially better than Remington Hospitality for the particular hotel. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Hospitality Hotel Management MEA—Exclusivity Rights of Remington Hospitality.” Prior to its acquisition by Ashford Inc. on November 6, 2019, Remington Lodging was owned 100% by Mr. Monty J. Bennett, chairman of our board of directors and the chairman, chief executive officer and significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr.
Term. The master hotel management agreement provides for an initial term of 10 years as to each hotel governed by the agreement. The term may be renewed by Remington Hospitality, at its option, subject to certain performance tests, for three successive periods of seven years each and, thereafter, a final term of four years, provided that at the time the option to renew is exercised, Remington Hospitality is not then in default under the master hotel management agreement. If at the time of the exercise of any renewal period, Remington Hospitality is in default, then the exercise of the renewal option will be conditional on timely cure of such default, and if such default is not timely cured, then our TRS lessee may terminate the master hotel management agreement regardless of the exercise of such option and without the payment of any fee or liquidated damages. If Remington Hospitality desires to exercise any option to renew, it must give our TRS lessee written notice of its election to renew the master hotel management agreement no less than 90 days before the expiration of the then current term of the master hotel management agreement.
Amounts Payable under the Master Hotel Management Agreement. Remington Hospitality receives a base management fee, and if the hotels meet and exceed certain thresholds, an additional incentive fee. The base management fee for each hotel will be due monthly and will be equal to the greater of:
•    $16,897 (increased annually based on consumer price index adjustments); or
•    3% of the gross revenues associated with that hotel for the related month.
The incentive management fee, if any, for each hotel will be due annually in arrears within 90 days of the end of the fiscal year and will be equal to the lesser of (i) 1% of gross revenues and (ii) the amount by which the actual house profit (gross operating profit of the applicable hotel before deducting management fees or franchise fees) exceeds the target house profit as set forth in the annual operating budget approved for the applicable fiscal year, except with respect to hotels where Remington Hospitality takes over management upon our acquisition, in which case, for the first five years, the incentive management fee to be paid to Remington Hospitality, if any, is the amount by which the hotel’s actual house profit exceeds the projected house profit for such calendar year as set forth in our acquisition pro forma. If, however, based on actual operations and revised forecasts from time to time, it is reasonably anticipated that the incentive fee is reasonably expected to be earned, the TRS lessee will consider payment of the incentive fee pro rata on a quarterly basis.
The incentive fee is designed to encourage Remington Hospitality to generate higher house profit at each hotel by increasing the fee due to Remington Hospitality when the hotels generate house profit above certain threshold levels. Any increased revenues will generate increased lease payments under the percentage leases and should thereby benefit our stockholders.
Termination. The master hotel management agreement may be terminated as to one or more of the hotels earlier than the stated term if certain events occur, including:
•    a sale of a hotel;

•    the failure of Remington Hospitality to satisfy certain performance standards;
•    for the convenience of our TRS lessee;
•    a casualty to, condemnation of, or force majeure involving a hotel; or
•    upon a default by Remington Hospitality or us that is not cured prior to the expiration of any applicable cure periods.
In certain cases of early termination of the master hotel management agreement with respect to one or more of the hotels, we must pay Remington Hospitality termination fees, plus any amounts otherwise due to Remington Hospitality pursuant to the terms of the master hotel management agreement. We will be obligated to pay termination fees in the circumstances described below, provided that Remington Hospitality is not then in default, subject to certain cure and grace periods:
•    Sale. If any hotel subject to the master hotel management agreement is sold during the first 12 months of the date such hotel becomes subject to the master hotel management agreement, our TRS lessee may terminate the master hotel management agreement with respect to such sold hotel, provided that it pays to Remington Hospitality an amount equal to the management fee (both base fees and incentive fees) estimated to be payable to Remington Hospitality with respect to the applicable hotel pursuant to the then-current annual operating budget for the balance of the first year of the term. If any hotel subject to the master hotel management agreement is sold at any time after the first year of the term and the TRS lessee terminates the master hotel management agreement with respect to such hotel, our TRS lessee will have no obligation to pay any termination fees.
•    Casualty. If any hotel subject to the master hotel management agreement is the subject of a casualty during the first year of the initial 10-year term and the TRS lessee elects not to rebuild, then we must pay to Remington Hospitality the termination fee, if any, that would be owed if the hotel had been sold. However, after the first year of the initial 10-year term, if a hotel is the subject of a casualty and the TRS lessee elects not to rebuild the hotel even though sufficient casualty insurance proceeds are available to do so, then the TRS lessee must pay to Remington Hospitality a termination fee equal to the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Hospitality with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine.
•    Condemnation or Force Majeure. If there is a condemnation of, or the occurrence of any force majeure event with respect to, any of the hotels, the TRS lessee has no obligation to pay any termination fees if the master hotel management agreement terminates as to those hotels.
•    Failure to Satisfy Performance Test. If any hotel subject to the master hotel management agreement fails to satisfy a certain performance test, the TRS lessee may terminate the master hotel management agreement with respect to such hotel, and in such case, the TRS lessee must pay to Remington Hospitality an amount equal to 60% of the product obtained by multiplying (i) 65% of the aggregate management fees (both base fees and incentive fees) estimated to be paid to Remington Hospitality with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) by (ii) nine. Remington Hospitality will have failed the performance test with respect to a particular hotel if during any fiscal year during the term (i) such hotel’s gross operating profit margin for such fiscal year is less than 75% of the average gross operating profit margins of comparable hotels in similar markets and geographical locations, as reasonably determined by Remington Hospitality and the TRS lessee, and (ii) such hotel’s RevPAR yield penetration is less than 80%. Upon a performance test failure, the TRS lessee must give Remington Hospitality two years to cure. If, after the first year, the performance test failure has not been cured, then the TRS lessee may, in order not to waive any such failure, require Remington Hospitality to engage a consultant with significant hotel lodging experience reasonably acceptable to both Remington Hospitality and the TRS lessee, to make a determination as to whether or not another management company could manage the hotel in a materially more efficient manner. If the consultant’s determination is in the affirmative, then Remington Hospitality must engage such consultant to assist with the cure of such performance failure for the second year of the cure period after that failure. If the consultant’s determination is in the negative, then Remington Hospitality will be deemed not to be in default under the performance test. The cost of such consultant will be shared by the TRS lessee and Remington Hospitality equally. If Remington Hospitality fails the performance test for the second year of the cure period and, after that failure, the consultant again makes a finding that another management company could manage the hotel in a materially more efficient manner than Remington Hospitality, then the TRS lessee has the right to terminate the management agreement with respect to such hotel upon 45 days’ written notice to Remington Hospitality and to pay to Remington Hospitality the termination fee described above. Further, if any hotel subject to the Remington Hospitality master hotel management agreement is within a cure period due to a failure of the performance test, an exercise of a renewal option shall be conditioned upon timely cure of the performance test failure, and if the performance failure is not timely cured, the TRS lessee may elect to terminate the management agreement without paying any termination fee.

•    For Convenience. With respect to any hotel managed by Remington Hospitality pursuant to the master hotel management agreement, if the TRS lessee elects for convenience to terminate the management of such hotel, at any time, including during any renewal term, the TRS lessee must pay a termination fee to Remington Hospitality, equal to the product of (i) 65% of the aggregate management fees for such hotel (both base fees and incentive fees) estimated to be payable to Remington Hospitality with respect to the applicable hotel pursuant to the then-current annual operating budget (but in no event less than the management fees for the preceding full fiscal year) and (ii) nine.
If the master hotel management agreement terminates as to all of the hotels covered in connection with a default under the master hotel management agreement, the hotel management MEA can also be terminated at the non-defaulting party’s election. See “Certain Agreements—Mutual Exclusivity Agreements—Remington Hospitality Hotel Management MEA.”
Maintenance and Modifications. Remington Hospitality must maintain each hotel in good repair and condition and make such routine maintenance, repairs and minor alterations as it deems reasonably necessary. The cost of all such routine maintenance, repairs and alterations will be paid by the TRS lessee. All non-routine repairs and maintenance, either to a hotel or its fixtures, furniture and equipment pursuant to the capital improvement budget described below, will be managed by Premier pursuant to the master project management agreement.
Insurance. Remington Hospitality must coordinate with the TRS lessee the procurement and maintenance of all workers’ compensation, employer’s liability, and other appropriate and customary insurance related to its operations as a property manager, the cost of which is the responsibility of the TRS lessee.
Assignment and Subleasing. Neither Remington Hospitality nor the TRS lessee may assign or transfer the master hotel management agreement without the other party’s prior written consent. However, Remington Hospitality may assign its rights and obligations to an affiliate that satisfies the eligible independent contractor requirements and is “controlled” by Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., or their respective family partnerships or trusts, the sole members or beneficiaries of which are at all times lineal descendants of Messrs. Monty or Archie Bennett, Jr. (including stepchildren) and spouses. “Controlled” means (i) the possession of a majority of the capital stock (or ownership interest) and voting power of such affiliate, directly or indirectly, or (ii) the power to direct or cause the direction of the management and policies of such affiliate in the capacity of chief executive officer, president, chairman, or other similar capacity where they are actively engaged or involved in providing such direction or control and spend a substantial amount of time managing such affiliate. No assignment will release Remington Hospitality from any of its obligations under the master hotel management agreement.
Damage to Hotels. If any of our insured properties is destroyed or damaged, the TRS lessee is obligated, subject to the requirements of the underlying lease, to repair or replace the damaged or destroyed portion of the hotel to the same condition as existed prior to such damage or destruction. If the lease relating to such damaged hotel is terminated pursuant to the terms of the lease, the TRS lessee has the right to terminate the master hotel management agreement with respect to such damaged hotel upon 60 days’ written notice. Upon termination, neither the TRS lessee nor Remington Hospitality will have any further liabilities or obligations under the master hotel management agreement with respect to such damaged hotel, except that we may be obligated to pay to Remington Hospitality a termination fee, as described above. If the hotel management agreement remains in effect with respect to such damaged hotel, and the damage does not result in a reduction of gross revenues at the hotel, the TRS lessee’s obligation to pay management fees will be unabated. If, however, the master hotel management agreement remains in effect with respect to such damaged hotel, but the damage does result in a reduction of gross revenues at the hotel, the TRS lessee will be entitled to partial, pro rata abatement of the management fees while the hotel is being repaired.
Condemnation of a Property or Force Majeure. If all or substantially all of a hotel is subject to a total condemnation or a partial taking that prevents use of the property as a hotel, the master hotel management agreement, with respect to such hotel, will terminate, subject to the requirements of the applicable lease. Upon termination, neither the TRS lessee nor Remington Hospitality will have any further rights, remedies, liabilities or obligations under the master hotel management agreement with respect to such hotel. If any partial taking of a property does not make it unreasonable to continue to operate the hotel, there is no right to terminate the master hotel management agreement. If there is an event of force majeure or any other cause beyond the control of Remington Hospitality that directly involves a hotel and has a significant adverse effect upon the continued operations of that hotel, then the master hotel management agreement may be terminated by the TRS lessee. Upon termination, neither the TRS lessee nor Remington Hospitality will have any further rights, remedies, liabilities or obligations under the master hotel management agreement with respect to such hotel.
Annual Operating Budget. The master hotel management agreement provides that not less than 45 days prior to the beginning of each fiscal year during the term of the master hotel management agreement, Remington Hospitality will submit to the TRS lessee for each of the hotels, an annual operating budget setting forth in detail an estimated profit and loss statement for each of the next 12 months (or for the balance of the fiscal year or a partial first fiscal year), including a schedule of hotel room rentals and other rentals and a marketing and business plan for each of the hotels. The budget is subject to the TRS lessee approval, which may not be unreasonably withheld. The budget may be revised from time to time, taking into account such circumstances as the TRS lessee deems appropriate or as business and operating conditions shall demand, subject to the reasonable approval of Remington Hospitality.
Capital Improvement Budget. Premier must prepare a capital improvement budget of the expenditures necessary for replacement of FF&E and building repairs for the hotels during the following fiscal year and provide such budget to the relevant TRS lessee and landlord for approval at the same time Remington Hospitality submits the proposed annual operating budget for approval by TRS lessee. Remington Hospitality may not make any other expenditures for these items without the relevant TRS lessee and landlord approval, except expenditures which are provided in the capital improvements budget or are required by reason of any (i) emergency, (ii) applicable legal requirements, (iii) the terms of any franchise agreement or (iv) are otherwise required for the continued safe and orderly operation of our hotels.
Indemnity Provisions. Remington Hospitality has agreed to indemnify the TRS lessee against all damages not covered by insurance that arise from: (i) the fraud, willful misconduct or gross negligence of Remington Hospitality subject to certain limitations; (ii) infringement by Remington Hospitality of any third party’s intellectual property rights; (iii) employee claims based on a substantial violation by Remington Hospitality of employment laws or that are a direct result of the corporate policies of Remington Hospitality; (iv) the knowing or reckless placing, discharge, leakage, use or storage of hazardous materials in violation of applicable environmental laws on or in any of our hotels by Remington Hospitality; or (v) the breach by Remington Hospitality of the master hotel management agreement, including action taken by Remington Hospitality beyond the scope of its authority under the master hotel management agreement, which is not cured.
Except to the extent indemnified by Remington Hospitality as described in the preceding paragraph, the TRS lessee will indemnify Remington Hospitality against all damages not covered by insurance and that arise from: (i) the performance of Remington Hospitality’ services under the master hotel management agreement; (ii) the condition or use of our hotels; (iii) certain liabilities to which Remington Hospitality is subjected, including pursuant to the WARN Act, in connection with the termination of the master hotel management agreement; (iv) all employee cost and expenses; or (v) any claims made by an employee of Remington Hospitality against Remington Hospitality that are based on a violation or alleged violation of the employment laws.
Events of Default. Events of default under the master hotel management agreement include:
•The TRS lessee or Remington Hospitality files a voluntary bankruptcy petition, or experiences a bankruptcy-related event not discharged within 90 days.
•The TRS lessee or Remington Hospitality fails to make any payment due under the master hotel management agreement, subject to a 10-day notice and cure period.
•The TRS lessee or Remington Hospitality fails to observe or perform any other term of the master hotel management agreement, subject to a 30-day notice and cure period. There are certain instances in which the 30-day notice and cure period can be extended to up to 120 days.
•Remington Hospitality does not qualify as an “eligible independent contractor” as such term is defined in Section 856(d)(9) of the Code.
If an event of default occurs and continues beyond any grace period, the non-defaulting party will have the option of terminating the master hotel management agreement, on 30 days’ notice to the other party.
To minimize conflicts between us and Remington Hospitality on matters arising under the master hotel management agreement, the Company’s Corporate Governance Guidelines provide that any waiver, consent, approval, modification, enforcement matters or elections which the Company may make pursuant to the terms of the master hotel management agreement shall be within the exclusive discretion and control of a majority of the independent members of the board of directors (or higher vote thresholds specifically set forth in such agreements). In addition, our board of directors has established a Related Party Transactions Committee comprised solely of independent members of our board of directors to review all related party transactions that involve conflicts. The Related Party Transactions Committee may make recommendations to the independent members of our board of directors (including rejection of any proposed transaction). All related party transactions are approved by either the Related Party Transactions Committee or the independent members of our board of directors.
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
Amounts Payable under the Master Project Management Agreement. The master project management agreement provides that the TRS lessee will pay Premier a design and construction fee equal to 4% of the total project costs associated with the implementation of the approved capital improvement budget for a hotel until such time that the capital improvement budget and/or renovation project costs involve expenditures in excess of 5% of gross revenues of such hotel, whereupon the design and construction fee will be 3% of total project costs in excess of the 5% of gross revenue threshold. In addition, the TRS lessee will pay Premier market service fees at current market rates with respect to construction management, interior design, architecture, FF&E purchasing, FF&E expediting/freight management, FF&E warehousing and FF&E installation and supervision. Such fees will be payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements.
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
Mutual Exclusivity Agreements
Remington Hospitality Hotel Management MEA
General. In 2013, we entered into a mutual exclusivity agreement with Remington Lodging. Remington Lodging gave us a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met our initial investment criteria, and we agreed to engage Remington Lodging to provide hotel management, project management and development services for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters, subject to certain conditions. In connection with Ashford Inc.’s acquisition of Premier from Remington Lodging in August 2018, we amended and restated the original mutual exclusivity agreement to provide that Remington Lodging gave us a first right of refusal to purchase any lodging-related investments identified by Remington Lodging and any of its affiliates that met our initial investment criteria, and we agreed to engage Remington Lodging to provide hotel management for hotels we acquired or invested in, to the extent that we had the right or controlled the right to direct such matters. As a result, concurrently with Ashford Inc.’s acquisition of Premier, we, Braemar OP and Remington Lodging entered into the Amended and Restated Mutual Exclusivity Agreement dated as of August 8, 2018, which agreement we refer to below as the “hotel management MEA.” In connection with Ashford Inc.’s acquisition of the hotel management business of Remington Lodging on November 6, 2019, Remington Hospitality became a subsidiary of Ashford Inc., and the mutual exclusivity agreement between Remington Hospitality and us remains in effect.
Term. The initial term of the hotel management MEA is 10 years from November 19, 2013. This term automatically extends for three additional renewal periods of seven years each and a final renewal period of four years, for a total of up to 35 years. The agreement may be sooner terminated because of:
•an event of default (see “Events of Default”),
•a party’s early termination rights (see “Early Termination”), or
•a termination of all our master hotel management agreement between TRS lessee and Remington Hospitality because of an event of default under the master hotel management agreement that affects all properties (see “Relationship with Master Hotel Management Agreement”).
Modification of Investment Guidelines. If we materially modify our initial investment guidelines without the written consent of Remington Hospitality, which consent may be withheld at its sole and absolute discretion, and may further be subject to the consent of Ashford Trust parties, the Remington Hospitality parties will have no obligation to present or offer us investment opportunities at any time thereafter. Instead, the Remington Hospitality parties, subject to the superior rights of the Ashford Trust parties or any other party with which the Remington Hospitality parties may have an existing agreement, shall use their reasonable discretion to determine how to allocate investment opportunities it identifies. If we materially modify our investment guidelines without the written consent of Remington Hospitality, the Ashford Trust parties will have superior rights to investment opportunities identified by the Remington Hospitality parties, and we will no longer retain preferential treatment to investment opportunities identified by the Remington Hospitality parties. A material modification for this purpose means any modification of our initial investment guidelines to be competitive with Ashford Trust’s investment guidelines.
Our Exclusivity Rights. Remington Hospitality and Mr. Monty J. Bennett have granted us a first right of refusal to pursue certain lodging investment opportunities identified by Remington Hospitality or its affiliates (including Mr. Bennett), including opportunities to buy hotel properties, to buy land and build hotels, or to otherwise invest in hotel properties that satisfy our initial investment guidelines and are not considered excluded transactions pursuant to the hotel management MEA. If investment opportunities are identified and are subject to the hotel management MEA, and we have not materially modified our initial investment guidelines without the written consent of Remington Hospitality, then Remington Hospitality, Mr. Bennett and their affiliates, as the case may be, will not pursue those opportunities (except as described below) and will give us a written notice and description of the investment opportunity, and we will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Hospitality may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Hospitality, on materially the same terms and conditions as offered to us. If the terms of such investment opportunity materially change, then Remington Hospitality must offer the revised investment opportunity to us, whereupon we will have 10 business days to either accept or reject the opportunity on the revised terms.
Reimbursement of Costs. If we accept an investment opportunity from Remington Hospitality, we will be obligated to reimburse Remington Hospitality or its affiliates for the actual out-of-pocket and third-party costs and expenses paid by Remington Hospitality or its affiliates in connection with such investment opportunity, including any earnest money deposits, but excluding any finder’s fee, brokerage fee, development fee or other compensation paid by Remington Hospitality or its affiliates. Remington Hospitality must submit to us an accounting of the costs in reasonable detail.
Exclusivity Rights of Remington Hospitality. If we elect to pursue an investment opportunity that consists of the management and operation of a hotel property, we will hire Remington Hospitality to provide such services unless our independent directors either (i) unanimously elect not to engage Remington Hospitality, or (ii) by a majority vote, elect not to engage Remington Hospitality because they have determined, in their reasonable business judgment, (A) special circumstances exist such that it would be in our best interest not to engage Remington Hospitality for the particular hotel, or (B) based on the prior performance of Remington Hospitality, another manager or developer could perform the management duties materially better than Remington Hospitality for the particular hotel. In return, Remington Hospitality has agreed that it will provide those services.
Excluded Investment Opportunities. The following are excluded from the hotel management MEA and are not subject to any exclusivity rights or right of first refusal:
•With respect to Remington Hospitality, an investment opportunity where our independent directors have unanimously voted not to engage Remington Hospitality as the manager or developer.
•With respect to Remington Hospitality, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington Hospitality as the manager or developer based on their determination, in their reasonable business judgment, that special circumstances exist such that it would be in our best interest not to engage Remington Hospitality with respect to the particular hotel.
•With respect to Remington Hospitality, an investment opportunity where our independent directors, by a majority vote, have elected not to engage Remington Hospitality as the manager or developer because they have determined, in their reasonable business judgment, that another manager or developer could perform the management, development or other duties materially better than Remington Hospitality for the particular hotel, based on Remington Hospitality’ prior performance.
•Existing hotel investments of Remington Hospitality or its affiliates with any of their existing joint venture partners, investors or property owners.
•Existing bona fide arm’s length third-party management arrangements (or arrangements for other services) of Remington Hospitality or any of its affiliates with third parties other than us and our affiliates.
•Like-kind exchanges made pursuant to existing contractual obligations by any of the existing joint venture partners, investors or property owners in which Remington Hospitality or its affiliates have an ownership interest, provided that Remington Hospitality provides us with notice 10 days prior to such transaction.
Management or Development. If we hire Remington Hospitality to manage or operate a hotel, it will be pursuant to the terms of the master hotel management agreement agreed to between us and Remington Hospitality.
Events of Default. Each of the following is a default under the hotel management MEA:
•we or Remington Hospitality experience a bankruptcy-related event;
•we fail to reimburse Remington Hospitality as described under “Reimbursement of Costs,” subject to a 30-day cure period; and
•we or Remington Hospitality does not observe or perform any other term of the agreement, subject to a 30-day cure period (which may be increased to a maximum of 120 days in certain instances).
If a default occurs, the non-defaulting party will have the option of terminating the hotel management MEA subject to 30 days’ written notice and pursuing its rights and remedies under applicable law.

Early Termination. Remington Hospitality has the right to terminate the exclusivity rights granted to us if:
•Mr. Monty J. Bennett is removed as our chief executive officer or as chairman of our board of directors or is not re-appointed to either position, or he resigns as chief executive officer or chairman of our board of directors;
•we terminate the Remington Hospitality exclusivity rights pursuant to the terms of the hotel management MEA; or
•our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.
We may terminate the exclusivity rights granted to Remington Hospitality if:
•Remington Hospitality fails to qualify as an “eligible independent contractor” as defined in Section 856(d)(9) of the Code and for that reason, we terminate the master hotel management agreement with Remington Hospitality;
•Remington Hospitality is no longer “controlled” by Mr. Monty J. Bennett or Mr. Archie Bennett, Jr. or their respective family partnership or trusts, the sole members of which are at all times lineal descendants of Mr. Archie Bennett, Jr. or Mr. Monty J. Bennett (including stepchildren) and spouses;
•we experience a change in control and terminate the master hotel management agreement between us and Remington Hospitality with respect to all hotels and have paid a termination fee equal to the product of (i) 65% of the aggregate management fees budgeted in the annual operating budget applied to the hotels for the full current fiscal year in which such termination is to occur for such hotels (both base fees and incentive fees, but in no event less than the base fees and incentive fees for the preceding full fiscal year) and (ii) nine;
•the Remington Hospitality parties terminate our exclusivity rights pursuant to the terms of the mutual exclusivity agreement; or
•our advisory agreement with Ashford LLC is terminated for any reason pursuant to its terms and Mr. Monty J. Bennett is no longer serving as our chief executive officer and chairman of our board of directors.
Assignment. The hotel management MEA may not be assigned by any of the parties without the prior written consent of the other parties, provided that Remington Hospitality can assign its interest in the hotel management MEA, without the written consent of the other parties, to a “manager affiliate entity” as that term is defined in the agreement, so long as such affiliate qualifies as an “eligible independent contractor” at the time of such transfer.
Relationship with Master Hotel Management Agreement. The rights provided to us and to Remington Hospitality in the hotel management MEA may be terminated if the master hotel management agreement between us and Remington Hospitality terminates in its entirety because of an event of default as to all of the then-managed properties. A termination of Remington Hospitality’ management rights with respect to one or more hotels (but not all hotels) does not terminate the hotel management MEA. A termination of the hotel management MEA does not terminate the master hotel management agreement either in part or in whole, and the master hotel management agreement would continue in accordance with its terms as to the hotels covered, despite a termination of the hotel management MEA.
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
Term. The leases for our hotel properties include a term of five years, which expires on December 31, 2025 (December 31, 2026 in the case of the Cameo Beverly Hills). The leases may be terminated earlier than the stated term if certain events occur, including specified damages to the related hotel, a condemnation of the related hotel or the sale of the related hotel, or an event of default that is not cured within any applicable cure or grace periods. The lessor must pay a termination fee to the TRS lessee if and to the extent the TRS lessee is obligated to pay a termination fee to the managers as a result of the termination of the lease.
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
Bardessono Hotel and Spa. The Bardessono Hotel and Spa is subject to a ground lease with Bardessono Brothers LLC and expires December 31, 2065, with two 25-year extension options. Rent is payable monthly and is the greater of minimum rent or percentage rent with an annual true-up on October 1. Each year, annual base minimum rent is increased (but never decreased) by an amount equal to the percentage increase in CPI Index during the prior 12-month period that starts on September 1 and ends on August 31. In no event will the index percentage be less than 101.5% nor more than 103.5% multiplied by the annual base minimum rent payable by tenant during the lease year just ending. A percentage rent, which is calculated on the positive difference (if any) between the greater of 8% of net rooms revenue or 4.5% of net operating revenue and the aggregate base minimum rent actually paid by the tenant during the same calendar year will be paid on a calendar year basis. Within 90 days after end of calendar year tenant must provide landlord an officer’s certificate containing tenant’s financial statements and percentage rent payment, if any. The lease may be assigned with the landlord’s prior written consent at least 60 days but not more than 90 days before the effective date of the proposed assignment. Tenant must submit to landlord a statement containing contact and financial information, operating and property ownership history, and other information with respect to the proposed assignee or subtenant as landlord may reasonably require, the type of use proposed for the inn parcel or resort, and all of the principal terms of the proposed assignment; copy of proposed assignment; and a copy of the landlord’s consent to assignment. In August of 2016, the lease was amended to allow for the expansion of the leased premises by 10,000 square feet to accommodate construction of the Presidential Villa.
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
Insurance
We carry comprehensive general liability, “All Risk” property, business interruption, cybersecurity, directors and officers, rental loss coverage and umbrella liability coverage on all of our hotels and earthquake, wind, flood and hurricane coverage on hotels in areas where we believe such coverage is warranted, in each case with limits of liability that we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us, on a replacement basis, for costs incurred to repair or rebuild each hotel, including loss of rental income during the reconstruction period. We have selected policy specifications and insured limits which we believe to be appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses, including, but not limited to losses caused by riots, global pandemics war or acts of God as well as certain types of coverages previously available under policies set forth above (for example, communicable disease, abuse and molestation coverages previously available under general liability policies). In the opinion of our management, our hotels are adequately insured.
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
Employees
We have no employees. Our appointed officers are provided by Ashford LLC, a subsidiary of Ashford Inc. (collectively, our “advisor”). Advisory services which would otherwise be provided by employees are provided by subsidiaries of Ashford Inc. and by our appointed officers. Subsidiaries of Ashford Inc. have approximately 105 full-time employees who provide advisory services to us. These employees directly or indirectly perform various acquisition, development, asset management, capital markets, accounting, tax, risk management, legal, redevelopment, and corporate management functions pursuant to the terms of our advisory agreement.

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
•catastrophic events or geopolitical conditions, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war;
•availability, terms and deployment of capital;
•unanticipated increases in financing and other costs, including changes in interest rates;
•availability of qualified personnel to our advisor;
•actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier), Stirling Inc. and our executive officers and our non-independent directors;
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
Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine and the more recent Israel-Hamas war. Because economic conditions in the United States may affect demand within the hospitality industry, current and future economic conditions in the United States, including slower growth, stock market volatility and recession fears, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, changes in currency exchange rates, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment and the availability of credit and interest rates.
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
The board of directors declared cash dividends on the Company’s 5.5% Series B Cumulative Convertible Preferred Stock, 8.25% Series D Cumulative Preferred Stock, Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock for each quarter of 2022 and 2023 in amounts that such holders of our preferred stock are entitled to receive. We did not pay dividends on our common stock in fiscal years 2020 and 2021. In March 2022, the board of directors approved an update to our previously announced dividend policy for 2022 to revise our then-expectation to pay a quarterly dividend of $0.01 per share of common stock during 2022. Our board of directors declared quarterly cash dividends of $0.01 per diluted share for the Company’s common stock for the quarters ending March 30, 2022, June 30, 2022 and September 30, 2022. On December 8, 2022, our board of directors increased the quarterly cash dividend from $0.01 per diluted share to $0.05 per diluted share beginning with the Company’s common stock dividend for the fourth quarter of 2022 and approved the Company’s dividend policy for 2023. The Company paid a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2023, or $0.20 per share on an annualized basis. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof and the board of directors may decide not to pay any dividends on our common stock and/or preferred stock. We may not pay dividends on our common stock or preferred stock in the future. If we fail to pay dividends on our common stock or preferred stock, the market price of our common stock or preferred stock will likely be adversely affected.

We are required to make minimum base advisory fee payments to our advisor, Ashford Inc., under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hospitality, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.
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
Similarly, pursuant to our hotel management agreement with Remington Hospitality, a subsidiary of Ashford Inc., we pay Remington Hospitality monthly base hotel management fees on a per hotel basis equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues. As a result, even if revenues at our hotels decline significantly, we will still be required to make minimum monthly payments to Remington Hospitality equal to approximately $17,000 per hotel (increased annually based on consumer price index adjustments), which could adversely impact our liquidity and financial condition.
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
Our future success depends, to a significant extent, upon the continued services of Ashford LLC’s management team. In particular, the hotel industry experience of Messrs. Monty J. Bennett, Richard J. Stockton, Alex Rose, Deric S. Eubanks, Justin Coe, and J. Robison Hays III, and the extent and nature of the relationships they have developed with hotel franchisors, operators, and owners and hotel lending and other financial institutions are critically important to the success of our business. The loss of services of one or more members of Ashford LLC’s management team could harm our business and our prospects.
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
Our advisor’s entitlement to non-performance-based compensation, including the minimum base management fee, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Further, our incentive fee structure may induce our advisor to encourage us to acquire certain assets, including speculative or high risk assets, or to acquire assets with increased leverage, which could increase the risk to our portfolio. For additional information, see the risk factor “We are required to make minimum base advisory fee payments to our advisor, Ashford Inc., under our advisory agreement, which must be paid even if our total market capitalization and performance decline. Similarly, we are required to make minimum base hotel management fee payments under our hotel management agreements with Remington Hospitality, a subsidiary of Ashford Inc., which must be paid even if revenues at our hotels decline significantly.”
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
We do not have any employees, and rely on our hotel managers to employ the personnel required to operate the hotels we own. As a result, we cannot control staffing at our hotels. Additionally, our reliance on third-party hotel managers to operate our hotels and for a substantial majority of our cash flow may adversely affect us.
We do not have any employees. We contractually engage hotel managers, such as Marriott (or its affiliates), Hilton (or its affiliates), Four Seasons, Hyatt, Accor and our affiliate, Remington Hospitality, which is owned by Ashford Inc., to operate, and to employ the personnel required to operate, our hotels. Each hotel manager is required under the applicable hotel management agreement to determine appropriate staffing levels; and we are required to reimburse the applicable hotel manager for the cost of these employees. As a result, we are dependent on our hotel managers to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor, and we cannot reduce staffing at our hotels as we would if we employed such personnel directly. As a result, our hotels may be staffed at a level higher than we would choose if we employed the personnel required to operate the hotels. In addition, we may be less likely to take aggressive actions (such as delaying payments owed to our hotel managers) in order to influence the staffing decisions made by Remington Hospitality, which is our affiliate.
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
We are parties to hotel management agreements under which unaffiliated third-party hotel managers manage our hotels. We have also entered into a master hotel management agreement with Remington Hospitality, a subsidiary of Ashford Inc., pursuant to which Remington Hospitality currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and the Cameo Beverly Hills. We do not supervise any of the hotel managers or their respective personnel on a day-to-day basis. From time to time, disputes may arise between us and our third-party managers regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect us and we could incur liabilities resulting from loss or injury to our property or to persons at our properties. If we are unable to resolve such disputes through discussions and negotiations, we may choose to terminate our management agreement, litigate the dispute or submit the matter to third-party dispute resolution, the expense of which may be material and the outcome of which may harm our business, operating results or prospects.
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

Ten of our hotels currently operate under Marriott or Hilton brands; therefore, we are subject to risks associated with concentrating our portfolio in just two brand families.
Ten of our 16 hotels utilize brands owned by Marriott (or its affiliates) or Hilton (or its affiliates). As a result, our success is dependent in part on the continued success of Marriott and Hilton and their respective brands (or the brands of their affiliates). We believe that building brand value is critical to increase demand and build customer loyalty. Consequently, if market recognition or the positive perception of Marriott and/or Hilton is reduced or compromised, the goodwill associated with the Marriott- and Hilton-branded hotels in our portfolio may be adversely affected. Furthermore, if our relationship with Marriott or Hilton were to deteriorate as a result of disputes regarding the management of our hotels or for other reasons, Marriott and/or Hilton might terminate its current management agreements or franchise licenses with us or decline to manage or provide franchise licenses for hotels we may acquire in the future.
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
We are increasingly dependent on information technology, and cyber-attacks, security problems or other disruption and expanding social media vehicles present new risks.
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
Ashford LLC and our hotel managers may purchase some of our information technology from vendors, on whom our systems will depend, and Ashford LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential operator and other customer information. We depend upon the secure transmission of this information over public networks. Ashford LLC’s and hotel managers’ networks and storage applications could be subject to unauthorized access by hackers or others through cyber-attacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means, or may be breached due to operator error, malfeasance or other system disruptions. During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. Further, there has been a surge in widespread cyber-attacks during and since the COVID-19 pandemic, and the use of remote work environments and virtual platforms may increase our risk of cyber-attack or data security breaches. In light of the increased risks, including due to the increased remote access associated with work-from-home arrangements as a result of the COVID-19 pandemic, Ashford LLC has dedicated additional resources on our behalf to strengthen the security of our computer systems. In the future, Ashford LLC may expend additional resources on our behalf to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner.
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
As of December 31, 2023, we had approximately $1.2 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. In the future, we may incur additional indebtedness to finance future hotel acquisitions, capital improvements and development activities and other corporate purposes.
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
Higher interest rates have increased our debt payments and such debt payments may remain high.
As of December 31, 2023, we had approximately $1.2 billion of outstanding indebtedness, including approximately $1.1 billion of variable interest rate debt, and we expect to incur additional indebtedness, including additional variable-rate debt. Higher interest rates in the past few years have negatively impacted nearly all commercial real estate managers, including the Company. Higher interest rates have increased our interest costs on our variable-rate debt and could increase interest expense on any future fixed rate debt we may incur, and interest we pay reduces our cash available for distributions, expansion, working capital and other uses. Moreover, periods of rising interest rates heighten the risks described immediately above under “We have a significant amount of debt, and our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future.”

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
Because our officers and the chairman of our board of directors are also key employees of Ashford LLC or its affiliates and have ownership interests in Ashford Trust, our separation and distribution agreement, our advisory agreement, our original master hotel management agreement, our original mutual exclusivity agreement and other agreements entered into in connection with the spin-off were not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. Due to the subsequent spin-off of Ashford Inc., the parent company of Ashford LLC in November 2014, these officers and directors also have ownership interests in the parent company of Ashford LLC and its subsidiaries. As a result of our affiliations with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier), the terms, including fees and other amounts payable, of agreements between us and Ashford Trust, Ashford LLC or Remington Hospitality, including our master hotel management agreement and hotel management MEA with Remington Hospitality and our master project management agreement and project management MEA with Premier, may not be as favorable to us as the terms under an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with Ashford Trust and Ashford LLC.
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
We rely on Ashford LLC, its subsidiaries and its employees for the day-to-day operation of our business and management of our assets and the provision of design and construction services. Until its spin-off, Ashford LLC was wholly owned by Ashford Trust. Ashford LLC is led by our current management team, which is also the current management team of Ashford Trust (in each case, other than Mr. Richard Stockton). Because some of Ashford LLC’s employees have duties to Ashford Trust as well as to our company, we do not have their undivided attention and they face conflicts in allocating their time and resources between our company, Ashford Inc. and Ashford Trust. If Ashford LLC advises and/or leads any additional entities, or manages additional assets, in the future, this could present additional conflicts with respect to the allocation of the time and resources of our management team. As a result of the spin-off of Ashford LLC, its employees have additional responsibilities relating to Ashford Inc.’s status as a public company. During turbulent market conditions, or other times when we need focused support and assistance from Ashford LLC, other entities for which Ashford LLC also acts as an external advisor or Ashford Trust may likewise require greater focus and attention, placing competing high levels of demand on the limited time and resources of Ashford LLC’s employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.
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
Conflicts of interest with Remington Hospitality and Premier, each of which is a subsidiary of Ashford Inc., could result in our management acting other than in our stockholders’ best interest.
Remington Hospitality, a subsidiary of Ashford Inc., currently manages the Pier House Resort & Spa, the Bardessono Hotel and Spa, Hotel Yountville and Cameo Beverly Hills. We expect Remington Hospitality will manage certain of the hotels we acquire in the future. Premier, also a subsidiary of Ashford Inc., currently provides design and construction services to us. We expect Premier will also provide design and construction services to us in the future. Conflicts of interest in general and specifically relating to Remington Hospitality and Premier may lead to management decisions that are not in our stockholders’ best interest. Mr. Monty J. Bennett and Mr. Archie Bennett, Jr., beneficially owned 100% of Remington Lodging prior to its acquisition by Ashford Inc. on November 6, 2019.
As of December 31, 2023, Mr. Monty J. Bennett, chairman of our board of directors and chairman, chief executive officer and a significant stockholder of Ashford Inc. and Mr. Archie Bennett, Jr. together owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 19.0% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,229,668 shares of Ashford Inc. common stock, which if converted as of December 31, 2023 would have increased the Bennetts’ ownership interest in Ashford Inc. to 65%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
We have entered into a hotel management MEA and a master hotel management agreement with Remington Hospitality and a project management MEA and master project management agreement with Premier. To the extent we have the right or control the right to direct such matters, the hotel management MEA requires us to engage Remington Hospitality to provide, under the master hotel management agreement, hotel management services for all future properties that we acquire, unless our independent directors either (i) unanimously vote not to hire Remington Hospitality, or (ii) based on special circumstances or past performance, by a majority vote, elect not to engage Remington Hospitality because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Hospitality or that another manager or developer could perform the duties materially better. The project management MEA and master project management agreement with Premier contains similar provisions. A beneficial owner of a significant position in Ashford Inc. would receive (through Premier) any project management and termination fees payable by us under the master project management agreement. Mr. Monty J. Bennett may influence our decisions to sell, acquire, or develop hotels when it is not in the best interest of our stockholders to do so.
Mr. Monty J. Bennett’s ownership interests in and management obligations to Ashford Inc. present him with conflicts of interest in making management decisions related to the commercial arrangements between us and Ashford Inc., and his management obligations to Ashford Inc. reduce the time and effort he spends overseeing our company. Our board of directors has adopted a policy that requires all material approvals, actions or decisions which we have the right to make under the master hotel management agreement with Remington Hospitality and the master project management agreement with Premier be approved by a majority or, in certain circumstances, all, of our independent directors. However, given the authority and/or operational latitude provided to Remington Hospitality under the master hotel management agreement and to Premier under the master project management agreement, Mr. Monty J. Bennett, as the chairman and chief executive officer of Ashford Inc., could take actions or make decisions that are not in our stockholders’ best interest or that are otherwise inconsistent with his obligations to us under the master hotel management agreement or our obligations under the applicable franchise agreements or his obligations to us under the master project management agreement.
Ashford Inc.’s ability to exercise significant influence over the determination of the competitive set for any hotels managed by Remington Hospitality could artificially enhance the perception of the performance of a hotel, making it more difficult to use managers other than Remington Hospitality for future properties.
Under our master hotel management agreement with Remington Hospitality, we have the right to terminate Remington Hospitality based on the performance of the applicable hotel, subject to the payment of a termination fee. The determination of performance is based on the applicable hotel’s gross operating profit margin and its RevPAR penetration index, which provides the relative revenue per room generated by a specified property as compared to its competitive set. For each hotel managed by Remington Hospitality, its competitive set consists of a small group of hotels in the relevant market that we and Remington Hospitality believe are comparable for purposes of benchmarking the performance of such hotel. Ashford Inc. has significant influence over the determination of the competitive set for any of our hotels that it manages. Ashford Inc. could artificially enhance the perception of the performance of a hotel by selecting a competitive set that is not performing well or is not comparable to the Remington Hospitality-managed hotel, thereby making it more difficult for us to elect not to use Remington Hospitality for future hotel management.
Remington Hospitality may be able to pursue lodging investment opportunities that compete with us.
Pursuant to the terms of our hotel management MEA with Remington Hospitality, if investment opportunities that satisfy our investment criteria are identified by Remington Hospitality or its affiliates, Remington Hospitality will give us a written notice and description of the investment opportunity. We will have 10 business days to either accept or reject the investment opportunity. If we reject the opportunity, Remington Hospitality may then pursue such investment opportunity, subject to a right of first refusal in favor of Ashford Trust pursuant to an existing agreement between Ashford Trust and Remington Hospitality, on materially the same terms and conditions as offered to us. If we reject such an investment opportunity, either Ashford Trust or Remington Hospitality could pursue the opportunity and compete with us. In such a case, Mr. Monty J. Bennett, chairman of our board, in his capacity as chairman and chief executive officer of Ashford Trust could be in a position of directly competing with us, and Remington Hospitality may compete with us with respect to certain investments that we may want to acquire.
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
We have adopted a conflicts of interest policy to address specifically some of the conflicts relating to our activities which requires the approval of a majority of our disinterested directors to approve any transaction, agreement or relationship in which any of our directors or officers, Ashford LLC or its employees, Ashford Trust or Stirling Inc. has an interest. In connection with this policy, our board of directors has established a Related Party Transactions Committee (consisting of Messrs. Vaziri and Rinaldi and Ms. Carter), which is empowered to deny a new proposed interested party transaction or recommend the transaction for approval by a majority of the independent directors. Our policies, however, may not be adequate to address all of the conflicts that may arise. In addition, it may not address such conflicts in a manner that is favorable to us.
The potential for conflicts of interest as a result of our management structure may provoke dissident stockholder activities that result in significant costs.
Particularly following periods of volatility in the overall market or declines in the market price of the company’s securities, REITs, including us have been targets of stockholder litigation, stockholder director nominations and stockholder proposals by dissident stockholders that allege conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with Ashford LLC, Ashford Inc., Ashford Trust, Stirling Inc., the other businesses and entities to which Ashford LLC and Ashford Inc. provide management or other services, Mr. Monty J. Bennett, Mr. Archie Bennett, Jr. and with other related parties of Ashford Inc. and Ashford Trust may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management’s attention even if the action is unfounded.
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
Our managers, including Remington Hospitality and unaffiliated third-party managers, are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations. Our third party managers may also be unable to hire quality personnel to adequately staff hotel departments, which could result in a sub-standard level of service to hotel guests and hotel operations.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, with tax provisions primarily focused on implementing a 15% corporate alternative minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The IRA also created a number of potentially beneficial tax credits to incentivize investments in certain technologies and industries. Certain provisions of the IRA became effective in fiscal 2023 and the Treasury Department and IRS have announced their intentions to continue to release and finalize regulations and other guidance implementing the IRA in fiscal 2024. The IRA has not had a material negative impact on our business.
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
Maryland statutory law provides that an act (or determination not to act) of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation by statute are not required to act in certain takeover situations under the same standards of care, and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.
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
Our charter opts out of the business combination/moratorium and control share provisions of the MGCL. Through a provision unrelated to Subtitle 8, our charter provides that directors may only be removed for cause and by the vote of a majority of the stockholders. Because the opt outs from the business combination/moratorium and control share provisions of the MGCL are contained in our charter, they cannot be amended unless the board of directors recommends the amendment and the stockholders approve the amendment. Additionally, our board of directors has adopted a resolution that makes an election prohibiting us from making any of the elections permitted by Subtitle 8 unless such election is first approved by a stockholder vote.
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
Our charter authorizes the issuance of up to 250,000,000 shares of common stock and 80,000,000 shares of preferred stock. As of March 12, 2024, we had 66,520,711 shares of our common stock issued and outstanding, 3,078,017 shares of our Series B Cumulative Convertible Preferred Stock, 1,600,000 shares of our Series D Cumulative Preferred Stock, 16,159,670 shares of our Series E Redeemable Preferred Stock and 1,774,180 shares of our Series M Redeemable Preferred Stock. We have also classified 10,000,000 shares of our authorized preferred stock as Series C Preferred Stock. As of March 12, 2024, no shares of Series C Preferred Stock are issued and outstanding. Our charter allows us to create new series of preferred stock at any time. Accordingly, we may issue up to an additional 183,479,289 shares of common stock and 57,388,133 shares of preferred stock.
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
•we could be subject to increased state and local income taxes; and
•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
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
If our hotel managers, including Ashford Hospitality Services LLC and its subsidiaries (including Remington Hospitality) do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
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
If our hotel managers, including Ashford Hospitality Services LLC (“AHS”) and its subsidiaries (including Remington Hospitality), do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enters into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for our REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such managers that are publicly-traded, only holders of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we intend to monitor ownership of our shares by our hotel managers and their owners, it is possible that these ownership levels could be exceeded. Additionally, we and AHS and its subsidiaries, including Remington Hospitality, must comply with the provisions of the private letter ruling we obtained from the IRS in connection with Ashford Inc.’s acquisition of Remington Hospitality to ensure that AHS and its subsidiaries, including Remington Hospitality, continue to qualify as “eligible independent contractors.”
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
If the market value or income potential of real estate-related investments declines as a result of changes in interest rates or other factors, we may need to increase our real estate-related investments and income or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the Investment Company Act of 1940 (the “Investment Company Act”). If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.
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
In addition, the stock market has experienced price and volume fluctuations that have affected the market prices of many companies in industries similar or related to ours and may have been unrelated to operating performances of these companies. These broad market fluctuations could reduce the market price of our common stock. During the fiscal year ended December 31, 2023, our high common stock price was $5.60 and the low common stock price was $1.91.
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
Our board of directors has approved a share repurchase program under which we may purchase up to $25 million of our common stock from time to time. The specific timing, manner, price, amount and other terms of the repurchases, if any, will be at management’s discretion and will depend on market conditions, corporate and regulatory requirements and other factors. We are not required to repurchase shares under the repurchase program, and the board of directors may modify, suspend or terminate the repurchase program at any time for any reason. As of March 12, 2024, we have completed the $25.0 million repurchase authorization. We cannot predict the impact that future repurchases, if any, of our common stock under this program will have on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely, and beneficial decisions as to when, how, and whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock. If we curtail our repurchase program, our stock price may be negatively affected.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy. The Company’s information security program consists of various processes designed to ensure that the Company and its electronic assets are shielded from cyber events that may compromise the Company’s ability to successfully execute its business on a day-to-day basis. These processes cover areas such as, but not limited to, risk management, access control, anti-virus management, sensitive data management, electronic communication, risk/security reporting, incident response planning and business continuation planning. The information technology department (“IT Department”), which includes the cybersecurity department (“IT Security Department”), is responsible for implementing such processes and coordinating with the Human Resources Department to align training and onboarding efforts with such processes.

The IT Security Department carries out risk management primarily by outsourcing risks to those companies and agencies that specialize in handling such risks and that have the appropriate resources to do so. Additionally, the IT Department assesses and improves the Company’s cybersecurity risk management processes on an annual basis by: (i) engaging its cyber insurance broker, AON, plc, to a complete a benchmarking evaluation to compare the Company’s cybersecurity posture against peers and (ii) engaging cyber risk readiness and response company, Netdiligence®, to conduct vulnerability and penetration testing, which produces a report that specifies any possible risk area and devices. Such report is presented to the IT Department for analysis and for the purpose of developing subsequent action plans to remediate any vulnerabilities. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions, except as otherwise noted.
Governance. Management is ultimately responsible for assessing and managing the Company’s cybersecurity risk. The information security program is overseen by the Chief Financial Officer, Vice President of IT, and the Information Security Manager. The Information Security Manager provides a weekly report to the Vice President of IT, which contains an overview of the activity in the department, any United States Computer Emergency Readiness Team alerts processed and all findings from the preventative maintenance tools. The Vice President of IT provides such report to the Chief Financial Officer on a quarterly basis. The Audit Committee of the Board is then briefed each quarter on the occurrence of any cybersecurity incidents. The Board will also be provided an overview of the information security program on an annual basis, including updates on the IT team, IT training, implementation of IT controls, cybersecurity testing, the incident response process and the cybersecurity assets of the Company.
Item 2. Properties
Offices
We lease our headquarters located at 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Hotel Properties
As of December 31, 2023, we held ownership interests in 16 hotel properties that were included in our consolidated operations, which included direct ownership in 14 hotel properties and 75% ownership in two hotel properties through equity investments with our partner. Fourteen of our hotel properties are located in the United States, one is located in Puerto Rico, one is located in the U.S. Virgin Islands.
The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms	Occupancy	ADR	RevPAR
Fee Simple Properties
Capital Hilton	Washington, D.C.	550	75%	413	72.92%	$250.11	$182.39
Marriott Seattle Waterfront	Seattle, WA	369	100%	369	70.69%	298.39	210.94
The Notary Hotel	Philadelphia, PA	499	100%	499	62.44%	230.59	143.97
The Clancy	San Francisco, CA	410	100%	410	70.81%	309.19	218.95
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415	70.30%	239.57	168.42
Pier House Resort & Spa	Key West, FL	142	100%	142	72.66%	641.70	466.29
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180	66.43%	1,099.14	730.15
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193	55.81%	645.73	360.35
Hotel Yountville	Yountville, CA	80	100%	80	60.78%	694.51	422.10
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276	62.98%	587.54	370.04
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170	50.72%	731.00	370.79
Cameo Beverly Hills (2)	Los Angeles, CA	143	100%	143	72.78%	308.71	224.69
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96	63.00%	2,126.17	1,339.53
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210	48.27%	967.22	466.92
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296	78.76%	253.71	199.82
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65	66.22%	1,045.70	692.48
Total		4,192		3,957	67.13%	$440.41	$295.65
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
Item 3. Legal Proceedings
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2023, no amounts have been accrued.
On June 8, 2022 a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and PAGA claims.
On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties are still considering. The allocation to Hilton La Jolla Torrey Pines would be approximately $371,000, which has been accrued as of December 31, 2023.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed related to the cyber incident. The suits are currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend these matters and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
Our common stock is listed and traded on the NYSE under the symbol “BHR.” On March 12, 2024, there were 572 holders of record.
Distributions and Our Distribution Policy
The board of directors declared cash dividends on the Company’s 5.5% Series B Cumulative Convertible Preferred Stock, 8.25% Series D Cumulative Preferred Stock, Series E Redeemable Preferred Stock and Series M Redeemable Preferred Stock for each quarter of 2023 in amounts that such holders of our preferred stock are entitled to receive. Our board of directors declared quarterly cash dividends of $0.05 per diluted share for the Company’s common stock for each quarter of 2023. On December 5, 2023, our board of directors approved the Company’s dividend policy for 2024. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2024, or $0.20 per share on an annualized basis. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review its dividend policy on a quarter-to-quarter basis.
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
Characterization of Distributions
For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof. Distributions paid per share were characterized as follows:

	2023			2022			2021
	Amount		%	Amount		%	Amount	%
Common Stock (cash):
Ordinary taxable dividend	$—		—%	$0.0300		100.0000%	$—	—%
Capital gain distribution	—		—%	—		—%	—	—%
Unrecaptured 1250 gain	—		—%	—		—%	—	—%
Return of capital	$0.2000		100.0000%	—		—%	—	—%
Total	$0.2000	(1)	100.0000%	$0.0300	(1)	100.0000%	$—	—%
Preferred Stock – Series B:
Ordinary taxable dividend	$0.1781		12.9534%	$1.3752		100.0000%	$—	—%
Capital gain distribution	—		—%	—		—%	—	—%
Unrecaptured 1250 gain	—		—%	—		—%	—	—%

	2023			2022			2021
	Amount		%	Amount		%	Amount		%
Return of capital	$1.1971		87.0466%	—		—%	$1.3752		100.0000%
Total	$1.3752	(1)	100.0000%	$1.3752	(1)	100.0000%	$1.3752	(1)	100.0000%
Preferred Stock – Series D:
Ordinary taxable dividend	$0.2672		12.9534%	$2.0624		100.0000%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.7952		87.0466%	—		—%	$2.0624		100.0000%
Total	$2.0624	(1)	100.0000%	$2.0624	(1)	100.0000%	$2.0624	(1)	100.0000%
Preferred Stock – Series E:
Ordinary taxable dividend	$0.2476		12.9534%	$1.9732		100.0000%	—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.6637		87.0466%	—		—%	$0.8330		100.0000%
Total	$1.9113	(1) (3)	100.0000%	$1.9732	(1) (2)	100.0000%	$0.8330	(1)	100.0000%
Preferred Stock – Series M (CUSIP #10482B705):
Ordinary taxable dividend	$0.2701		12.9534%	$2.0621		100.0000%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.8152		87.0466%	—		—%	$0.6832		100.0000%
Total	$2.0853	(1) (3)	100.0000%	$2.0621	(1) (2)	100.0000%	$0.6832	(1)	100.0000%
Preferred Stock – Series M (CUSIP #10482B887):
Ordinary taxable dividend	$0.2693		12.9534%	$2.0538		100.0000%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.8098		87.0466%	—		—%	$0.6832		100.0000%
Total	$2.0791	(1) (3)	100.0000%	$2.0538	(1) (2)	100.0000%	$0.6832	(1)	100.0000%
Preferred Stock – Series M (CUSIP #10482B796):
Ordinary taxable dividend	$0.2685		12.9534%	$1.8788		100.0000%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.8043		87.0466%	—		—%	—		—%
Total	$2.0728	(1) (3)	100.0000%	$1.8788	(1) (2)	100.0000%	$—		—%
Preferred Stock – Series M (CUSIP 10482B861)
Ordinary taxable dividend	$0.2677		12.9534%	—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.7989		87.0466%	—		—%	—		—%
Total	$2.0666	(1) (3)	100.0000%	$—		—%	$—		—%
Preferred Stock – Series M (CUSIP 10482B770)
Ordinary taxable dividend	$0.2669		12.9534%	—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.7934		87.0466%	—		—%	—		—%
Total	$2.0603	(1) (3)	100.0000%	$—		—%	$—		—%
Preferred Stock – Series M (CUSIP 10482B846)
Ordinary taxable dividend	$0.2661		12.9534%	—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.7879		87.0466%	—		—%	—		—%
Total	$2.0540	(1) (3)	100.0000%	$—		—%	$—		—%
Preferred Stock – Series M (CUSIP 10482B820)
Ordinary taxable dividend	$0.2433		12.9534%	—		—%	$—		—%
Capital gain distribution	—		—%	—		—%	—		—%
Unrecaptured 1250 gain	—		—%	—		—%	—		—%
Return of capital	$1.6356		87.0466%	—		—%	—		—%
Total	$1.8789	(1) (3)	100.0000%	$—		—%	$—		—%
____________________
(1)The fourth quarter 2020 distributions paid January 15, 2021 to stockholders of record as of December 31, 2020 are treated as 2021 distributions for tax purposes. The fourth quarter 2021 distributions paid January 18, 2022 to stockholders of record as of December 31, 2021 are treated as 2022 distributions for tax purposes. The distributions paid January 17, 2023 to stockholders of record as of December 30, 2022 are treated as 2023 distributions for tax purposes. The fourth quarter 2023 distributions paid January 16, 2024 to stockholders of record as of December 29, 2023 are treated as 2024 distributions for tax purposes.
(2)Distributions per share reflects the annual rate per share for distributions reportable in 2022.
(3)Distributions per share reflects the annual rate per share for distributions reportable in 2023.

Equity Compensation Plan Information
The following table sets forth certain information with respect to securities authorized and available for issuance under our equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price Of Outstanding Options, Warrants, And Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	848,168	N/A	1,613,606	(2)
Equity compensation plans not approved by security holders	None	N/A	None
Total	848,168	N/A	1,613,606
____________________
(1)    Consists of rights to acquire our common stock subject to the satisfaction of service and or performance vesting conditions (with the amount shown assuming the maximum level of performance under the 2022 and 2023 PSU awards). The number of shares subject to issuance under the PSUs (if any) will depend on the ultimate actual performance level, and the Company in its discretion may settle the 2023 PSUs in cash rather than shares of common stock.
(2)    As of December 31, 2023, approximately 1,613,606 shares of our common stock, or securities convertible into approximately 1.6 million shares of our common stock, remained available for issuance under our 2013 Equity Incentive Plan.
Purchases of Equity Securities by the Issuer
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The Board’s authorization replaced any previous repurchase authorizations.
During the year ended December 31, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of December 31, 2023, the Company has completed the $25.0 million repurchase authorization.
The following table provides the information with respect to purchases of our common stock during each of the months in the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
October 1 to October 31	—	$—	—
November 1 to November 30	—	$—	—
December 1 to December 31	—	$—	—
Total	—	$—	—

Performance Graph
The following graph compares the percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of the S&P 500 Stock Index and the FTSE NAREIT Lodging & Resorts Index for the period from December 31, 2018 through December 31, 2023, assuming an initial investment of $100 in stock on December 31, 2018 with reinvestment of dividends. The NAREIT Lodging Resorts Index is not a published index; however, we believe the companies included in this index provide a representative example of enterprises in the lodging resort line of business in which we engage. Stockholders who wish to request a list of companies in the FTSE NAREIT Lodging & Resorts Index may send written requests to Braemar Hotels & Resorts Inc., Attention: Investor Relations, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
The stock price performance shown below on the graph is not necessarily indicative of future stock price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Braemar Hotels & Resorts Inc., the S&P Index and the FTSE NAREIT Lodging & Resorts Index

250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a Maryland corporation formed in April 2013 that invests primarily in high revenue per available room (“RevPAR”), luxury hotels and resorts. High RevPAR, for purposes of our investment strategy, means RevPAR of at least twice the then-current U.S. national average RevPAR for all hotels as determined by STR, LLC. Two times the U.S. national average was $196 for the year ended December 31, 2023. We have elected to be taxed as a REIT under the Code. We conduct our business and own substantially all of our assets through our operating partnership, Braemar OP.
We operate in the direct hotel investment segment of the hotel lodging industry. As of December 31, 2023, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties, through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead we contractually engage hotel management companies to operate them for us under management contracts. As of December 31, 2023, Remington Hospitality, a subsidiary of Ashford Inc., managed four of our 16 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Recent Developments
On October 31, 2023, the Company amended its mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date by one year to January 2025, with a one-year extension option, amending the interest rate to SOFR + 3.60% and making a pay down of $587,000.
On December 22, 2023, the Company entered into a $110.6 million mortgage loan with Aareal Capital Corporation that is secured by the Capital Hilton in Washington, D.C. This mortgage loan has an initial maturity date of December 2026 with two one-year extension options, subject to the satisfaction of certain conditions and bears interest at a floating interest rate of SOFR + 3.75%.
On January 3, 2024, the Company extended the mortgage loan secured by the Pier House Resort & Spa in Key West, Florida. The mortgage loan has an initial maturity date of September 2025 with one one-year extension option, subject to the satisfaction of certain conditions, continues to have a balance of $80.0 million, and bears interest at a floating interest rate of SOFR + 3.60%.
On January 29, 2024, the Company extended the mortgage loan secured by The Ritz-Carlton St. Thomas in St. Thomas, USVI. The mortgage loan has an initial maturity date of August 2025 with one one-year extension option, subject to the satisfaction of certain conditions, continues to have a balance of $42.5 million, and bears interest at a floating interest rate of SOFR + 4.35%.
On February 5, 2024, the Company amended the mortgage loan secured by the Hilton La Jolla Torrey Pines. It remains encumbered by the original mortgage loan, which now has been partially paid down to a remaining balance of $66.6 million. While the Company considers its alternatives regarding refinancing the loan or potentially selling the asset, the lender has provided a six month forbearance agreement. During this time, the mortgage loan bears an annual fixed interest rate of 9.0%.

In February 2024, the Company and Ashford Inc. approved funding up to an additional $1.0 million, in the aggregate, for OpenKey. Such funding is to be allocated pro rata among Ashford Inc. and the Company.
On March 7, 2024, the Company closed on a $62.0 million non-recourse loan secured by the Ritz-Carlton Reserve Dorado Beach. The mortgage loan has a two-year term, is interest only and provides for a floating interest rate of SOFR + 4.75%.
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

RESULTS OF OPERATIONS
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table summarizes changes in key line items from our consolidated statements of operations for the years ended December 31, 2023 and 2022 (in thousands except percentages):

	Year Ended December 31,		Favorable (Unfavorable)
	2023	2022	$ Change	% Change
Revenue
Rooms	$464,899	$431,515	$33,384	7.7%
Food and beverage	185,331	159,241	26,090	16.4
Other	89,113	78,829	10,284	13.0
Total hotel revenue	739,343	669,585	69,758	10.4
Expenses
Hotel operating expenses:
Rooms	105,439	94,410	(11,029)	(11.7)
Food and beverage	144,544	125,555	(18,989)	(15.1)
Other expenses	227,913	205,373	(22,540)	(11.0)
Management fees	23,261	20,149	(3,112)	(15.4)
Total hotel operating expenses	501,157	445,487	(55,670)	(12.5)
Property taxes, insurance and other	38,629	30,766	(7,863)	(25.6)
Depreciation and amortization	93,272	78,122	(15,150)	(19.4)
Advisory services fee	31,089	28,847	(2,242)	(7.8)
(Gain) loss on legal settlements	—	(114)	(114)	(100.0)
Corporate general and administrative	13,523	18,084	4,561	25.2
Total expenses	677,670	601,192	(76,478)	(12.7)
Operating income (loss)	61,673	68,393	(6,720)	(9.8)
Equity in earnings (loss) of unconsolidated entity	(253)	(328)	75	22.9
Interest income	6,401	2,677	3,724	139.1
Other income (expense)	293	—	293
Interest expense and amortization of discounts and loan costs	(94,219)	(52,166)	(42,053)	(80.6)
Write-off of loan costs and exit fees	(3,489)	(146)	(3,343)	(2,289.7)
Gain (loss) on extinguishment of debt	2,318	—	2,318
Realized and unrealized gain (loss) on derivatives	(663)	4,961	(5,624)	(113.4)
Income (loss) before income taxes	(27,939)	23,391	(51,330)	(219.4)
Income tax (expense) benefit	(2,689)	(4,043)	1,354	33.5
Net income (loss)	(30,628)	19,348	(49,976)	(258.3)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,619)	(2,063)	444	21.5
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,230	476	4,754	998.7
Net income (loss) attributable to the Company	$(27,017)	$17,761	$(44,778)	(252.1)%
All hotel properties owned for the years ended December 31, 2023 and 2022 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of operating results for certain hotel properties are not comparable for the years ended December 31, 2023 and 2022. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following acquisitions affect reporting comparability related to our consolidated financial statements:

Hotel Property	Location	Type	Date
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	Acquisition	March 11, 2022
Four Seasons Resort Scottsdale	Scottsdale, Arizona	Acquisition	December 1, 2022

The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Year Ended December 31,
	2023	2022
Occupancy	66.94%	65.62%
ADR (average daily rate)	$451.48	$451.56
RevPAR (revenue per available room)	$302.20	$296.30
Rooms revenue (in thousands)	$464,899	$431,515
Total hotel revenue (in thousands)	$739,343	$669,585
The following table illustrates the key performance indicators of the 14 hotel properties that were owned for the full years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Occupancy	68.16%	65.83%
ADR (average daily rate)	$390.42	$418.04
RevPAR (revenue per available room)	$266.10	$275.18
Rooms revenue (in thousands)	$378,674	$390,332
Total hotel revenue (in thousands)	$591,432	$603,143
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $44.8 million, from net income of $17.8 million for the year ended December 31, 2022 (“2022”), to a net loss of $27.0 million for the year ended December 31, 2023 (“2023”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $33.4 million, or 7.7%, to $464.9 million during 2023 compared to 2022. During 2023, we experienced a 132 basis point increase in occupancy and room rates were flat compared to 2022.

Fluctuations in rooms revenue between 2023 and 2022 are a result of the changes in occupancy and ADR between 2023 and 2022 as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1)	$6,738	775	9.5%
Marriott Seattle Waterfront (2)	6,965	1,381	4.3%
The Notary Hotel	3,985	652	5.6%
The Clancy	1,433	76	3.4%
Sofitel Chicago Magnificent Mile	683	494	(4.5)%
Pier House Resort & Spa	(3,251)	(215)	(9.3)%
The Ritz-Carlton St. Thomas	(10,455)	(738)	(8.8)%
Park Hyatt Beaver Creek Resort & Spa	98	(477)	7.4%
Hotel Yountville	(1,989)	672	(23.4)%
The Ritz-Carlton Sarasota (1)	(8,932)	(1,149)	(4.9)%
Hilton La Jolla Torrey Pines	855	151	1.1%
Bardessono Hotel and Spa	(2,653)	226	(16.8)%
The Ritz-Carlton Lake Tahoe (1)	(3,390)	(623)	(1.4)%
Cameo Beverly Hills	(1,745)	(148)	(11.2)%
Total	$(11,658)	233	(6.6)%
Non-comparable
The Ritz-Carlton Reserve Dorado Beach	$12,360	n/a	n/a
Four Seasons Resort Scottsdale	32,682	n/a	n/a
Total	$45,042
________
(1)This hotel was under renovation during 2023.
(2)This hotel was under renovation during 2022.
Food and Beverage Revenue. Food and beverage revenue increased $26.1 million, or 16.4%, to $185.3 million during 2023 compared to 2022. We experienced an aggregate increase in food and beverage revenue of $8.6 million at five comparable hotel properties and increases of $4.0 million and $22.4 million at The Ritz-Carlton Reserve Dorado Beach and the Four Seasons Resort Scottsdale, respectively. These increases were partially offset by an aggregate decrease of approximately $8.8 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Pier House Resort & Spa, Bardessono Hotel and Spa, Hotel Yountville, Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa, and Cameo Beverly Hills.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $10.3 million, or 13.0%, to $89.1 million during 2023 compared to 2022.
This increase is attributable to higher other hotel revenue of $3.1 million at nine comparable hotel properties, $2.7 million at The Ritz-Carlton Reserve Dorado Beach and $7.4 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $2.9 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Pier House Resort & Spa, Park Hyatt Beaver Creek Resort & Spa and Capital Hilton.
Rooms Expense. Rooms expense increased $11.0 million, or 11.7%, to $105.4 million in 2023 compared to 2022. This increase is attributable to an aggregate increase in rooms expense of $4.3 million at six comparable hotel properties, an increase of $1.7 million at The Ritz-Carlton Reserve Dorado Beach and an increase of $7.3 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $2.3 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Pier House Resort & Spa, Bardessono Hotel and Spa, Hotel Yountville, Park Hyatt Beaver Creek Resort & Spa, and Cameo Beverly Hills.
Food and Beverage Expense. Food and beverage expense increased $19.0 million, or 15.1%, to $144.5 million during 2023 compared to 2022. This increase is attributable to higher food and beverage expense of $5.9 million at seven comparable hotel properties, $3.7 million at The Ritz-Carlton Reserve Dorado Beach and $14.9 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $5.5 million at The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota, The Ritz-Carlton Lake Tahoe, Hotel Yountville, Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa and Cameo Beverly Hills.

Other Operating Expenses. Other operating expenses increased $22.5 million, or 11.0%, to $227.9 million in 2023 compared to 2022. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $3.0 million in direct expenses and $19.5 million in indirect expenses and incentive management fees in 2023 compared to 2022. Direct expenses were 4.3% of total hotel revenue in 2023 and 4.3% in 2022.
The increase in direct expenses is associated with higher direct expenses of approximately $1.1 million at nine comparable hotel properties, $1.3 million at The Ritz-Carlton Reserve Dorado Beach and $2.6 million at the Four Seasons Resort Scottsdale. These increases were partially offset by lower direct expenses of $2.0 million at the Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, Cameo Beverly Hills, The Ritz-Carlton St. Thomas and The Ritz-Carlton Sarasota.
The increase in indirect expenses is attributable to increases in: (i) general and administrative costs of $6.6 million comprising of an increase of $7.0 million at the two acquired hotel properties, partially offset by a decrease of $413,000 at our 14 comparable hotel properties; (ii) marketing costs of $8.9 million comprising an increase of $3.6 million at our 14 comparable hotel properties and $5.3 million at the two acquired hotel properties; (iii) repairs and maintenance of $4.0 million comprising an increase of $544,000 at our 14 comparable hotel properties and $3.5 million at the two acquired hotel properties; (iv) lease expense of $103,000 comprising an increase of $170,000 at our 14 comparable hotel properties, partially offset by an aggregate decrease of $67,000 at the two acquired hotel properties; and (v) energy costs of $2.4 million comprised of an increase of $1.0 million at our 14 comparable hotel properties and $1.4 million at our two acquired hotel properties. These increases in indirect expenses were partially offset by an aggregate decrease of $2.5 million in incentive management fees, comprising of an aggregate decrease of $4.6 million at our 14 comparable hotel properties, offset by an aggregate increase of $2.1 million at the two acquired hotel properties.
Management Fees. Base management fees increased $3.1 million, or 15.4%, to $23.3 million in 2023 compared to 2022. Management fees increased $2.1 million at six comparable hotel properties, $577,000 at The Ritz-Carlton Reserve Dorado Beach and $1.9 million at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of $1.5 million at the Park Hyatt Beaver Creek Resort & Spa, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa, Cameo Beverly Hills, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Lake Tahoe.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $7.9 million, or 25.6%, to $38.6 million in 2023 compared to 2022. This increase is primarily attributable to an aggregate increase of $5.9 million at 12 comparable hotel properties, $1.2 million at The Ritz-Carlton Reserve Dorado Beach and $875,000 at the Four Seasons Resort Scottsdale. These increases were partially offset by an aggregate decrease of approximately $87,000 at the Sofitel Chicago Magnificent Mile and $64,000 at The Notary Hotel.
Depreciation and Amortization. Depreciation and amortization increased $15.2 million, or 19.4%, to $93.3 million for 2023 compared to 2022. This increase is comprised of $1.5 million at The Ritz-Carlton Reserve Dorado Beach, $8.8 million at the Four Seasons Resort Scottsdale and an aggregate increase of $8.5 million at eight comparable hotel properties. These increases were partially offset by an aggregate decrease of $3.7 million at the Sofitel Chicago Magnificent Mile, The Clancy, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa and Cameo Beverly Hills, primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee increased $2.2 million, or 7.8%, to $31.1 million in 2023 compared to 2022 due to increases in reimbursable expenses of $3.7 million and base advisory fee of $1.2 million. These increases were partially offset by decreases in equity-based compensation of $1.8 million and incentive fee of $803,000.
In 2023, we recorded an advisory services fee of $31.1 million, which included a base advisory fee of $14.0 million, reimbursable expenses of $8.4 million and $8.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In 2022, we recorded an advisory services fee of $28.8 million, which included a base advisory fee of $12.8 million, reimbursable expenses of $4.7 million, $10.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $803,000.
Gain on Legal Settlements. During 2022, the Company received an additional payment of approximately $114,000 related to accrued interest on the initial settlement amount associated with the City of San Francisco transfer tax matter. There was no such gain during 2023.
Corporate General and Administrative. Corporate general and administrative expense was $13.5 million in 2023 compared to $18.1 million in 2022. The decrease in corporate general and administrative expenses is primarily due to lower reimbursed operating expenses of Ashford Securities of $5.1 million, lower miscellaneous expenses of $307,000 and lower public company costs of $271,000, partially offset by higher professional fees of $1.1 million.
During 2022, the funding estimate to Ashford Securities was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities that resulted in additional expense of approximately $7.2 million.
Equity in Earnings (Loss) of Unconsolidated Entity. In 2023 and 2022, we recorded equity in loss of unconsolidated entity of $253,000 and $328,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $6.4 million and $2.7 million in 2023 and 2022, respectively. The increase in interest income in 2023 was primarily attributable to higher short-term interest rates on excess cash and the Company’s cash management agreement with Ashford LLC.
Other Income (Expense). In 2023, we recorded miscellaneous income of $293,000.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $42.1 million, or 80.6%, to $94.2 million for 2023 compared to 2022. The increase is primarily due to higher interest expense from higher average interest rates and the mortgage loan secured by the Four Seasons Resort Scottsdale as a result of its acquisition in December 2022. The average SOFR rates for 2023 and 2022 were 4.91% and 1.58%, respectively. LIBOR ceased to be published after June 30, 2023. The average LIBOR rate for 2022 was 1.91%.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $3.5 million in 2023 related to various loan modifications and costs associated with the $200 million secured credit facility.
Write-off of loan costs and exit fees was $146,000 in 2022 related to various loan refinances and modifications.
Gain (loss) on Extinguishment of Debt. Gain on extinguishment of debt was $2.3 million in 2023 due to the payoff of The Ritz-Carlton Reserve Dorado Beach mortgage loan. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired. There was no such gain or loss in 2022.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives of $663,000 for 2023 consisted of unrealized loss on interest rate caps of approximately $8.7 million, partially offset by an unrealized gain on warrants of $272,000 and a realized gain of $7.8 million associated with payments received from counterparties on in-the-money interest rate caps.
Realized and Unrealized gain on derivatives of $5.0 million for 2022 consisted of an unrealized gain of approximately $3.3 million on interest rate caps, an unrealized gain of approximately $1.2 million on warrants and a realized gain of $497,000 associated with payments received from counterparties on in-the-money interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $1.4 million, from $4.0 million in 2022 to $2.7 million in 2023. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in 2023 compared to 2022.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $1.6 million and $2.1 million in 2023 and 2022, respectively. At both December 31, 2023 and 2022, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $5.2 million in 2023 and net loss of $476,000 in 2022. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 6.63% and 7.69% as of December 31, 2023 and 2022, respectively.
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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, capital market activities, our Revolving Credit Facility, asset sales and existing cash balances.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of December 31, 2023, The Ritz-Carlton Lake Tahoe was in a cash trap, although there was no cash trapped for this mortgage loan.
As of December 31, 2023, the Company held cash and cash equivalents of $85.6 million and restricted cash of $80.9 million, the vast majority of which is comprised of lender and manager-held reserves. As of December 31, 2023, $17.7 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At December 31, 2023, our net debt to gross assets was 39.7%.
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

Our estimated future obligations as of December 31, 2023 include both current and long-term obligations. With respect to our indebtedness, as discussed in note 6 to our consolidated financial statements, we have current obligations of $582.8 million and long-term obligations of $590.3 million. As of December 31, 2023, we held extension options to extend the principal for all of the debt due in the next twelve months except for $219.1 million. Subsequent to December 31, 2023, we extended two mortgage loans. See discussions below in “Debt Transactions.”
As discussed in note 17 to our consolidated financial statements, under our operating leases we have current obligations of approximately $3.4 million and long-term obligations of approximately $155.4 million. Additionally, as discussed in note 16 to our consolidated financial statements, we have short-term capital commitments of approximately $35.4 million.
Equity Transactions
On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the year ended December 31, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. As of December 31, 2023, the Company has completed the $25.0 million repurchase authorization.
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
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of March 12, 2024, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
Debt Transactions
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the year ended December 31, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
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
The Credit Agreement, as amended by the First Amendment to Credit Agreement, dated as of February 21, 2024, evidences a $200 million secured credit facility (the “Facility”) comprised of a secured term loan facility of $150 million (the “Term Loan Facility”) and a secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to an amount of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of: (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville hotel properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.55 to 1.00.
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
On October 31, 2023, the Company amended its mortgage loan secured by The Ritz-Carlton Lake Tahoe. Terms of the amendment included extending the maturity date by one year to January 2025, with a one-year extension option, amending the interest rate to SOFR + 3.60% and making a pay down of $587,000.
On December 22, 2023, the Company entered into a $110.6 million mortgage loan with Aareal Capital Corporation that is secured by the Capital Hilton in Washington, D.C. This mortgage loan has an initial maturity date of December 2026 with two one-year extension options, subject to the satisfaction of certain conditions and bears interest at a floating interest rate of SOFR + 3.75%.
On January 3, 2024, the Company extended the mortgage loan secured by the Pier House Resort & Spa in Key West, Florida. The mortgage loan has an initial maturity date of September 2025 with one one-year extension option, subject to the satisfaction of certain conditions, continues to have a balance of $80.0 million, and bears interest at a floating interest rate of SOFR + 3.60%.
On January 29, 2024, the Company extended the mortgage loan secured by The Ritz-Carlton St. Thomas in St. Thomas, USVI. The mortgage loan has an initial maturity date of August 2025 with one one-year extension option, subject to the satisfaction of certain conditions, continues to have a balance of $42.5 million, and bears interest at a floating interest rate of SOFR + 4.35%.
On February 5, 2024, the Company amended the mortgage loan secured by the Hilton La Jolla Torrey Pines. It remains encumbered by the original mortgage loan, which now has been partially paid down to a remaining balance of $66.6 million. While the Company considers its alternatives regarding refinancing the loan or potentially selling the asset, the lender has provided a six month forbearance agreement. During this time, the mortgage loan bears an annual fixed interest rate of 9.0%.
On March 7, 2024, the Company closed on a $62.0 million non-recourse loan secured by the Ritz-Carlton Reserve Dorado Beach. The mortgage loan has a two-year term, is interest only and provides for a floating interest rate of SOFR + 4.75%.
Sources and Uses of Cash
We had approximately $85.6 million and $261.5 million of cash and cash equivalents at December 31, 2023 and December 31, 2022, respectively.
We anticipate using funds to pay for capital expenditures for our 16 hotel properties, estimated to be approximately $90 to $100 million in fiscal year 2024 and debt interest payments, estimated to be approximately $89.6 million in 2024 based on future payments using the one month SOFR rate as of December 31, 2023. This estimate will fluctuate based on changes in the one-month SOFR rate and any future changes in outstanding indebtedness.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $84.7 million and $109.5 million for the years ended December 31, 2023 and 2022, respectively. Cash flows from operations were impacted by changes in hotel operations of our 14 comparable hotel properties, The Ritz-Carlton Reserve Dorado Beach, acquired on March 11, 2022, and the Four Seasons Resort Scottsdale, acquired on December 1, 2022. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the year ended December 31, 2023, net cash flows used in investing activities were $77.1 million. These cash outflows were primarily attributable to $77.1 million of capital improvements made to various hotel properties and a $238,000 loan to OpenKey partially offset by cash inflows of $361,000 related to proceeds from property insurance. Our capital improvements consisted of approximately $54.6 million of return on investment capital projects and approximately $22.6 million of renewal and replacement capital projects.
For the year ended December 31, 2022, net cash flows used in investing activities were $402.2 million. These cash outflows were primarily attributable to $49.1 million of capital improvements made to various hotel properties, approximately $354.4 million associated with the acquisitions of The Ritz-Carlton Reserve Dorado Beach and the Four Seasons Resort Scottsdale and additional investments in OpenKey of $328,000, partially offset by cash inflows of $1.7 million associated with an amendment to a hotel management agreement.

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
Net Cash Flows Provided by (Used in) Financing Activities. For the year ended December 31, 2023, net cash flows used in financing activities were $156.8 million. Cash outflows primarily consisted of repayments of indebtedness of $534.3 million, $52.6 million of dividend and distribution payments, $19.3 million of payments to repurchase common stock, payments of $7.2 million for the redemption of operating partnership units, $5.1 million to purchase interest rate caps, $2.7 million of distributions to a noncontrolling interest in consolidated entities, $11.6 million payments of loan costs and exit fees, and $9.8 million for cash redemptions of Series E and Series M preferred stock. These cash outflows were partially offset by cash inflows of $370.6 million from borrowings on indebtedness, $97.9 million from the issuance of preferred stock, $9.5 million of contributions from a noncontrolling interest in consolidated entities and $7.7 million of proceeds from in-the-money interest rate caps.
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
Impairment of Investments in Hotel Properties. Hotel properties are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of the hotel is measured by comparison of the carrying amount of the hotel to the estimated future undiscounted cash flows, which take into account current market conditions and our intent with respect to holding or disposing of the hotel. If our analysis indicates that the carrying value of the hotel is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the property’s net book value exceeds its estimated fair value, or fair value, less cost to sell. In evaluating the impairment of hotel properties, we make many assumptions and estimates, including projected cash flows, expected holding period and expected useful life. Fair value is determined through various valuation techniques, including internally developed discounted cash flow models, comparable market transactions and third-party appraisals, where considered necessary. Asset write-downs resulting from property damage are recorded up to the amount of the allocable property insurance deductible in the period that the property damage occurs. There were no impairment charges recorded for the years ended December 31, 2023, 2022 and 2021.
Income Taxes. At December 31, 2023 and 2022, we had a valuation allowance of approximately $16.2 million and $18.6 million, respectively, to partially reserve our deferred tax assets of our TRSs. At each reporting date, we evaluate whether it is more likely than not that we will utilize all or a portion of our deferred tax assets. We consider all available positive and negative evidence, including historical results of operations, projected future taxable income, carryback potential and scheduled reversals of deferred tax liabilities. In evaluating the objective evidence that historical results provide, we consider three years of consolidated cumulative operating income (loss). At December 31, 2023, we had TRS net operating loss carry forwards for U.S. federal income tax purposes of $63.6 million, of which $47.3 million is subject to expiration and began expiring in 2024. The remainder was generated after December 31, 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. The loss carry forwards subject to expiration may be available to offset future taxable income, if any, for 2024 through 2034, with the remainder available to offset taxable income beyond 2034; however, there could be substantial limitations on their use imposed by the Code. Management determined that it is more likely than not that $16.2 million of our net deferred tax assets will not be realized and a valuation allowance has been recorded accordingly. At December 31, 2023, Braemar Hotels & Resorts Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million based on the latest filed tax return. Of this amount, $2.2 million is subject to expiration in 2033. The remainder is not subject to expiration under the Tax Cuts and Jobs Act.
The “Income Taxes” Topic of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and cities. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional guidance through December 31, 2022 to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. The amendments in ASU Nos. 2020-04 and 2021-01 apply to contract modifications that replace a reference rate affected by reference rate reform, providing optional expedients regarding the measurement of hedge effectiveness in hedging relationships that have been modified to replace a reference rate. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) (“ASU 2022-06”), which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company applied the optional expedient in evaluating debt modifications converting from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company adopted the standards upon the respective effective dates. There was no material impact as a result of this adoption.
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact that ASU 2023-07 will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which eliminated the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. We are currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and related disclosures.
Non-GAAP Financial Measures
The following non-GAAP presentations of EBITDA, EBITDAre, Adjusted EBITDAre, FFO and Adjusted FFO are presented to help our investors evaluate our operating performance.
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we exclude impairment on real estate, (gain) loss on insurance settlement and disposition of assets and Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, other income/expense, write-off of loan costs and exit fees, gain/

loss on insurance settlements, advisory and settlement costs, advisory services incentive fee, gain/loss on extinguishment of debt, stock/unit-based compensation and the Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/ loss on derivatives.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(30,628)	$19,348	$(32,911)
Interest expense and amortization of loan costs	94,219	52,166	30,901
Depreciation and amortization	93,272	78,122	73,762
Income tax expense (benefit)	2,689	4,043	1,324
Equity in (earnings) loss of unconsolidated entity	253	328	252
Company’s portion of EBITDA of OpenKey	(274)	(334)	(250)
EBITDA	159,531	153,673	73,078
(Gain) loss on insurance settlement and disposition of assets	—	—	(696)
EBITDAre	159,531	153,673	72,382
Amortization of favorable (unfavorable) contract assets (liabilities)	474	463	512
Transaction and conversion costs	4,561	9,679	2,637
Write-off of premiums, loan costs and exit fees	3,489	146	1,963
Realized and unrealized (gain) loss on derivatives	663	(4,961)	(32)
Stock/unit-based compensation	9,244	11,285	10,204
Legal, advisory and settlement costs	1,397	2,170	(208)
(Gain) loss on extinguishment of debt	(2,318)	—	—
Other (income) expense	(293)	—	—
(Gain) loss on insurance settlements	—	(55)	—
Company’s portion of adjustments to EBITDAre of OpenKey	—	8	7
Adjusted EBITDAre	$176,748	$172,408	$87,465

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2023 (in thousands) (unaudited):

	Year Ended December 31, 2023
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Cameo Beverly Hills	The Ritz-Carlton Dorado Beach	Four Seasons Resort Scottsdale	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$4,934	$12,836	$3,392	$1,428	$6,799	$871	$1,088	$2,071	$(462)	$11,171	$(4,690)	$5,471	$8,322	$(4,222)	$13,480	$1,138	$63,627	$(94,255)	$(30,628)
Non-property adjustments (2)	—	—	—	—	—	—	—	—	—	—	249	—	—	(292)	—	495	452	(452)	—
Interest income	(237)	(346)	—	—	—	—	—	(41)	(137)	(235)	128	(73)	(44)	—	—	(140)	(1,125)	1,125	—
Interest expense	—	—	—	1,756	5,555	2,263	5,639	—	—	5,096	4,002	80	3,892	2,688	281	10,046	41,298	49,538	90,836
Amortization of loan costs	—	—	—	—	321	24	809	—	—	95	183	—	63	176		711	2,382	1,001	3,383
Depreciation and amortization	9,859	4,176	4,697	2,328	2,290	1,643	4,624	8,062	9,785	6,155	5,243	7,252	8,672	2,251	6,609	9,626	93,272	—	93,272
Income tax expense (benefit)	126	173	—	—	—	—	—	10	—	—	—	—	1,662	—	476	—	2,447	242	2,689
Non-hotel EBITDA ownership expense (income)	745	450	94	555	46	114	113	215	90	99	967	86	61	386	78	(13)	4,086	(4,086)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	15,427	17,289	8,183	6,067	15,011	4,915	12,273	10,317	9,276	22,381	6,082	12,816	22,628	987	20,924	21,863	206,439	(46,887)	159,552
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(3,857)	(4,322)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,179)	8,179	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	253	253
Company's portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(274)	(274)
Hotel EBITDA attributable to the Company and OP unitholders	$11,570	$12,967	$8,183	$6,067	$15,011	$4,915	$12,273	$10,317	$9,276	$22,381	$6,082	$12,816	$22,628	$987	$20,924	$21,863	$198,260	$(38,729)	$159,531
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

	Year Ended December 31, 2022
	Capital Hilton	Hilton La Jolla Torrey Pines	Sofitel Chicago Magnificent Mile	Bardessono Hotel and Spa	Pier House Resort & Spa	Hotel Yountville	Park Hyatt Beaver Creek Resort & Spa	The Notary Hotel	The Clancy	The Ritz-Carlton Sarasota	The Ritz-Carlton Lake Tahoe	Marriott Seattle Waterfront	The Ritz-Carlton St. Thomas	Cameo Beverly Hills	The Ritz-Carlton Dorado Beach	Four Seasons Resort Scottsdale	Hotel Total	Corporate / Allocated(1)	Braemar Hotels & Resorts Inc.
Net income (loss)	$1,125	$13,162	$2,226	$4,488	$12,377	$2,547	$5,668	$(505)	$(2,872)	$17,641	$5,020	$3,790	$18,920	$(1,390)	$7,583	$933	$90,713	$(71,365)	$19,348
Non-property adjustments (2)	—	—	—	—	—	—	76	(16)	—	—	—	—	(40)	—	—	—	20	(20)	—
Interest income	(55)	(73)	—	—	—	—	—	(5)	(24)	(52)	—	(12)	(8)	—	—	(4)	(233)	233	—
Interest expense	—	—	—	1,674	2,802	2,165	3,228	—	—	4,919	2,017	26	2,557	1,822	1,747	—	22,957	26,753	49,710
Amortization of loan costs	—	—	—	135	307	102	713	—	—	370	150	—	43	167	—	—	1,987	469	2,456
Depreciation and amortization	7,420	4,118	5,975	2,371	2,611	2,046	3,932	8,028	11,226	5,326	3,234	5,406	8,072	2,452	5,124	781	78,122	—	78,122
Income tax expense (benefit)	—	—	—	—	—	—	—	19	—	—	—	—	415	—	333	—	767	3,276	4,043
Non-hotel EBITDA ownership expense (income)	1,684	121	87	459	18	98	3	152	24	2,173	962	7	178	106	100	—	6,172	(6,172)	—
Hotel EBITDA including amounts attributable to noncontrolling interest	10,174	17,328	8,288	9,127	18,115	6,958	13,620	7,673	8,354	30,377	11,383	9,217	30,137	3,157	14,887	1,710	200,505	(46,826)	153,679
Less: EBITDA adjustments attributable to consolidated noncontrolling interest	(2,543)	(4,333)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,876)	6,876	—
Equity in earnings (loss) of unconsolidated entities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	328	328
Company’s portion of EBITDA of OpenKey	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(334)	(334)
Hotel EBITDA attributable to the Company and OP unitholders	$7,631	$12,995	$8,288	$9,127	$18,115	$6,958	$13,620	$7,673	$8,354	$30,377	$11,383	$9,217	$30,137	$3,157	$14,887	$1,710	$193,629	$(39,956)	$153,673
__________________
(1)Represents expenses not recorded at the individual hotel property level.
(2)Includes allocated amounts which were not specific to hotel properties, such as gain on sale of hotel property, corporate taxes, insurance and legal expenses.

The following table reconciles net income (loss) to EBITDA attributable to the Company and OP unitholders on a property-by-property basis for each of our hotel properties owned and on a corporate basis during the year ended December 31, 2021. The results of the Cameo Beverly Hills are included from its acquisition date through December 31, 2021 (in thousands) (unaudited):

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

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes transaction and conversion costs, other income/expense, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, stock/unit-based compensation, gain/loss on insurance settlements, gain/loss on extinguishment of debt, and non-cash items such as deemed dividends on redeemable preferred stock, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third-party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(30,628)	$19,348	$(32,911)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,619)	(2,063)	2,650
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	5,230	476	3,597
Preferred dividends	(42,304)	(21,503)	(8,745)
Deemed dividends on preferred stock	(4,719)	(6,954)	—
Gain (loss) on extinguishment of preferred stock	—	—	(4,595)
Net income (loss) attributable to common stockholders	(74,040)	(10,696)	(40,004)
Depreciation and amortization on real estate (1)	90,031	75,508	71,072
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,230)	(476)	(3,597)
Equity in (earnings) loss of unconsolidated entity	253	328	252
(Gain) loss on insurance settlement and disposition of assets	—	—	(696)
Company’s portion of FFO of OpenKey	(296)	(333)	(251)
FFO available to common stockholders and OP unitholders	10,718	64,331	26,776
Deemed dividends on preferred stock	4,719	6,954	—
(Gain) loss on extinguishment of preferred stock	—	—	4,595
Transaction and conversion costs	4,561	9,679	2,637
Write-off of premiums, loan costs and exit fees	3,489	146	1,963
Unrealized (gain) loss on derivatives	8,413	(4,464)	(32)
Stock/unit-based compensation	9,244	11,285	10,204
Legal, advisory and settlement costs	1,397	2,170	(208)
Interest expense accretion on refundable membership club deposits	671	723	772
Amortization of loan costs	3,289	2,365	2,121
(Gain) loss on extinguishment of debt	(2,318)	—	—
Other (income) expense	(293)	—	—
(Gain) loss on insurance settlements	—	(55)	—
Company’s portion of adjustments to FFO of OpenKey	—	8	7
Adjusted FFO available to common stockholders and OP unitholders	$43,890	$93,142	$48,835
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Year Ended December 31,
	2023	2022	2021
Depreciation and amortization on real estate	$(3,241)	$(2,614)	$(2,690)
Amortization of loan costs	(94)	(91)	(87)

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
At December 31, 2023, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at December 31, 2023, would be approximately $2.7 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at December 31, 2023, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Braemar Hotels & Resorts Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 14, 2024 expressed an unqualified opinion thereon.

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

Impairment of Investments in Hotel Properties

At December 31, 2023, the Company’s consolidated investments in hotel properties, net, totaled $1.9 billion. As described in Notes 2 and 4 to the consolidated financial statements, the hotel properties are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of a hotel property is measured by comparing the carrying amount of the hotel to its estimated future undiscounted cash flows. If the carrying amount of the hotel is not recoverable, an impairment charge is recognized for the amount by which the hotel’s carrying amount exceeds its estimated fair value. During 2023, the Company did not record any impairment charges.

We identified impairment of investments in hotel properties as a critical audit matter. For investments in hotel properties where events or changes in circumstances indicated that the carrying amounts may not be recoverable, it is necessary for management to estimate the future undiscounted cash flows expected from the use and eventual disposition of the hotels.

Auditing the cash flows expected from the eventual disposition of the hotel properties included the involvement of professionals with specialized knowledge and skills.

The primary procedures we performed to address the critical audit matter utilized valuation professionals with specialized knowledge and skills, who assisted in:

•Evaluating the cash flows expected from the eventual disposition of the hotel properties.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2015.
Dallas, Texas
March 14, 2024

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investments in hotel properties, gross	$2,382,716	$2,325,093
Accumulated depreciation	(498,508)	(440,492)
Investments in hotel properties, net	1,884,208	1,884,601
Cash and cash equivalents	85,599	261,541
Restricted cash	80,904	54,155
Accounts receivable, net of allowance of $237 and $339, respectively	39,199	51,448
Inventories	5,003	5,238
Prepaid expenses	9,938	7,044
Deferred costs, net	75	—
Investment in unconsolidated entity	1,674	1,689
Derivative assets	2,847	6,482
Operating lease right-of-use assets	78,383	79,449
Other assets	17,751	14,621
Intangible assets, net	3,504	3,883
Due from related parties, net	—	938
Due from third-party hotel managers	17,739	26,625
Total assets	$2,226,824	$2,397,714
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,162,444	$1,334,130
Accounts payable and accrued expenses	149,867	133,978
Dividends and distributions payable	9,158	8,184
Due to Ashford Inc.	1,471	10,005
Due to related parties, net	603	—
Due to third-party hotel managers	1,608	2,096
Operating lease liabilities	60,379	60,692
Other liabilities	22,756	22,343
Derivative liabilities	12	284
Total liabilities	1,408,298	1,571,712
Commitments and contingencies (note 16)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 16,316,315 and 12,656,529 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	377,035	291,076
Series M redeemable preferred stock, $0.01 par value, 1,832,805 and 1,428,332 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	45,623	35,182
Redeemable noncontrolling interests in operating partnership	32,395	40,555
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at December 31, 2023 and December 31, 2022	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 66,636,353 and 69,919,065 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	666	699
Additional paid-in capital	718,498	734,134
Accumulated deficit	(412,199)	(324,740)
Total stockholders’ equity of the Company	306,981	410,109
Noncontrolling interest in consolidated entities	(8,934)	(16,346)
Total equity	298,047	393,763
Total liabilities and equity	$2,226,824	$2,397,714
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Rooms	$464,899	$431,515	$280,568
Food and beverage	185,331	159,241	90,299
Other	89,113	78,829	56,675
Total hotel revenue	739,343	669,585	427,542
EXPENSES
Hotel operating expenses:
Rooms	105,439	94,410	59,818
Food and beverage	144,544	125,555	75,177
Other expenses	227,913	205,373	138,914
Management fees	23,261	20,149	13,117
Total hotel operating expenses	501,157	445,487	287,026
Property taxes, insurance and other	38,629	30,766	34,997
Depreciation and amortization	93,272	78,122	73,762
Advisory services fee	31,089	28,847	22,641
(Gain) loss on legal settlements	—	(114)	(917)
Transaction costs	—	—	563
Corporate general and administrative	13,523	18,084	8,717
Total operating expenses	677,670	601,192	426,789
Gain (loss) on insurance settlement and disposition of assets	—	—	696
OPERATING INCOME (LOSS)	61,673	68,393	1,449
Equity in earnings (loss) of unconsolidated entity	(253)	(328)	(252)
Interest income	6,401	2,677	48
Other income (expense)	293	—	—
Interest expense and amortization of discounts and loan costs	(94,219)	(52,166)	(30,901)
Write-off of loan costs and exit fees	(3,489)	(146)	(1,963)
Gain (loss) on extinguishment of debt	2,318	—	—
Realized and unrealized gain (loss) on derivatives	(663)	4,961	32
INCOME (LOSS) BEFORE INCOME TAXES	(27,939)	23,391	(31,587)
Income tax (expense) benefit	(2,689)	(4,043)	(1,324)
NET INCOME (LOSS)	(30,628)	19,348	(32,911)
(Income) loss attributable to noncontrolling interest in consolidated entities	(1,619)	(2,063)	2,650
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,230	476	3,597
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(27,017)	17,761	(26,664)
Preferred dividends	(42,304)	(21,503)	(8,745)
Deemed dividends on preferred stock	(4,719)	(6,954)	—
Gain (loss) on extinguishment of preferred stock	—	—	(4,595)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(74,040)	$(10,696)	$(40,004)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(1.13)	$(0.15)	$(0.76)
Weighted average common shares outstanding – basic	65,989	69,687	52,684
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(1.13)	$(0.15)	$(0.76)
Weighted average common shares outstanding – diluted	65,989	69,687	52,684
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME (LOSS)	$(30,628)	$19,348	$(32,911)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(30,628)	19,348	(32,911)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(1,619)	(2,063)	2,650
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	5,230	476	3,597
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(27,017)	$17,761	$(26,664)
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2020	1,600	$16	38,275	$382	$541,870	$(266,010)	$(15,088)	$261,170	5,031	$106,949	—	$—	—	$—	$27,655
Purchase of common stock	—	—	(50)	—	(348)	—	—	(348)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	6,891	—	—	6,891	—	—	—	—	—	—	3,292
Issuance of common stock	—	—	18,243	183	102,134	—	—	102,317	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	1,710	36,211	29	582	—
Issuance of restricted shares/units	—	—	764	8	(8)	—	—	—	—	—	—	—	—	—	—
Issuance of common units for hotel acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,175
Forfeiture of restricted common shares	—	—	(26)	—	—	—	—	—	—	—	—	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	143	—	143	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38 /share)	—	—	—	—	—	(4,747)	—	(4,747)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06 /share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.00/share)	—	—	—	—	—	(683)	—	(683)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.85/share)	—	—	—	—	—	(15)	—	(15)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	1,189	1,189	—	—	—	—	—	—	—
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	38
Redemption/conversion of operating partnership units	—	—	868	9	4,575	—	—	4,584	—	—	—	—	—	—	(4,584)
Net income (loss)	—	—	—	—	—	(26,664)	(2,650)	(29,314)	—	—	—	—	—	—	(3,597)
Extinguishment of preferred stock	—	—	7,291	71	46,047	(4,595)	—	41,523	(1,953)	(41,523)	—	—	—	—	—
Equity component of Convertible Senior Notes	—	—	—	—	6,257	—	—	6,257	—	—	—	—	—	—	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(3,261)	—	(3,261)	—	—	—	3,128	—	133	—
Redemption value adjustment	—	—	—	—	—	(108)	—	(108)	—	—	—	—	—	—	108
Balance at December 31, 2021	1,600	$16	65,365	$653	$707,418	$(309,240)	$(16,549)	$382,298	3,078	$65,426	1,710	$39,339	29	$715	$36,087
Purchase of common stock	—	—	(1,773)	(17)	(7,448)	—	—	(7,465)	—	—	—	—	—	—	—
Impact of adoption of new accounting standard	—	—	—	—	(6,257)	656	—	(5,601)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,475	—	—	5,475	—	—	—	—	—	—	5,810
Issuance of common stock	—	—	6,000	60	34,944	—	—	35,004	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	10,961	245,827	1,404	33,922	—
Issuance of restricted shares/units	—	—	349	3	2	—	—	5	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(22)	—	—	—	—	—	—	—	—	—	—	—	—
PSU dividend claw back upon cancellation	—	—	—	—	—	7	—	7	—	—	—	—	—	—	—
Dividends declared - common stock - ($0.08/share)	—	—	—	—	—	(5,672)	—	(5,672)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38 /share)	—	—	—	—	—	(4,233)	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06 /share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.97/share)	—	—	—	—	—	(12,694)	—	(12,694)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.05/share)	—	—	—	—	—	(1,276)	—	(1,276)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	164	164	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,024)	(2,024)	—	—	—	—	—	—	(665)
Performance LTIP dividend claw back upon cancellation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4
Net income (loss)	—	—	—	—	—	17,761	2,063	19,824	—	—	—	—	—	—	(476)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	(14)	(365)	(5)	(134)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(6,954)	—	(6,954)	—	—	—	6,275	—	679	—
Redemption value adjustment	—	—	—	—	—	205	—	205	—	—	—	—	—	—	(205)

	8.25% Series D Cumulative Preferred Stock						Noncontrolling Interests in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interest in Operating Partnership
			Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,969)	(40)	(19,214)	—	—	(19,254)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,564	—	—	3,564	—	—	—	—	—	—	5,680
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	3,931	88,448	542	13,051	—
Issuance of restricted shares/units	—	—	689	7	14	—	—	21	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(3)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared - common stock - $0.20/share)	—	—	—	—	—	(13,423)	—	(13,423)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.38/share)	—	—	—	—	—	(4,233)	—	(4,233)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($2.06/share)	—	—	—	—	—	(3,300)	—	(3,300)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.91/share)	—	—	—	—	—	(30,883)	—	(30,883)	—	—	—	—	—	—	—
Dividends declared - preferred stock - Series M ($2.07 /share)	—	—	—	—	—	(3,888)	—	(3,888)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	9,517	9,517	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,724)	(3,724)	—	—	—	—	—	—	(1,444)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,162)
Net income (loss)	—	—	—	—	—	(27,017)	1,619	(25,398)	—	—	—	—	—	—	(5,230)
Redemptions of preferred stock	—	—	—	—	—	—	—	—	—	—	(272)	(6,423)	(137)	(3,395)	—
Redemption value adjustment - preferred stock	—	—	—	—	—	(4,719)	—	(4,719)	—	—	—	3,934	—	785	—
Redemption value adjustment	—	—	—	—	—	4	—	4	—	—	—	—	—	—	(4)
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
See Notes to Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,628)	$19,348	$(32,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	93,272	78,122	73,762
Equity-based compensation	9,244	11,285	10,183
Bad debt expense	915	838	436
(Gain) loss on extinguishment of debt	(2,318)	—	—
Amortization of loan costs, discounts and capitalized default interest	2,195	(816)	(205)
Write-off of loan costs and exit fees	3,489	146	1,963
Amortization of intangibles	474	474	512
Amortization of non-refundable membership initiation fees	(1,776)	(1,470)	(1,029)
Interest expense accretion on refundable membership club deposits	671	723	772
(Gain) loss on insurance settlement and disposition of assets	—	—	(696)
Realized and unrealized (gain) loss on derivatives	663	(4,961)	(32)
Equity in (earnings) loss of unconsolidated entity	253	328	252
Deferred income tax expense (benefit)	1,329	51	(174)
Changes in operating assets and liabilities, exclusive of the effect of hotel acquisitions:
Accounts receivable and inventories	11,264	(9,088)	(11,036)
Prepaid expenses and other assets	(5,758)	(501)	(793)
Accounts payable and accrued expenses	47	1,650	35,976
Operating lease right-of-use assets	592	588	574
Due to/from related parties, net	1,541	832	(779)
Due to/from third-party hotel managers	8,398	2,590	(15,491)
Due to/from Ashford Inc.	(10,361)	8,249	720
Operating lease liabilities	(313)	(294)	(268)
Other liabilities	1,518	1,389	2,214
Net cash provided by (used in) operating activities	84,711	109,483	63,950

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	361	36	—
Net proceeds from disposition of assets	—	—	1,816
Proceeds from hotel management agreement amendment	—	1,667	—
Payments for initial franchise fee	(75)	—	—
Acquisition of hotel properties, net of cash and restricted cash acquired	—	(354,445)	(17,615)
Investment in unconsolidated entity	(238)	(328)	(233)
Improvements and additions to hotel properties	(77,114)	(49,148)	(25,644)
Net cash provided by (used in) investing activities	(77,066)	(402,218)	(41,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	370,600	170,500	83,231
Repayments of indebtedness	(534,307)	(68,500)	(84,224)
Payments of loan costs and exit fees	(11,636)	(4,080)	(1,898)
Payments for derivatives	(5,051)	(3,030)	(200)
Proceeds from derivatives	7,720	167	—
Purchase of common stock	(19,307)	(7,411)	(376)
Payments for dividends and distributions	(52,563)	(20,763)	(9,088)
Net proceeds from issuance of preferred stock	97,862	278,621	36,855
Proceeds from issuance of common stock	—	—	102,461
Common stock offering costs	—	(112)	—
Contributions from noncontrolling interest in consolidated entities	9,517	164	1,189
Redemption of operating partnership units	(7,162)	—	—
Distributions to noncontrolling interest in consolidated entities	(2,693)	—	—
Redemption of preferred stock	(9,818)	(499)	—
Net cash provided by (used in) financing activities	(156,838)	345,057	127,950
Net change in cash, cash equivalents and restricted cash	(149,193)	52,322	150,224
Cash, cash equivalents and restricted cash at beginning of period	315,696	263,374	113,150
Cash, cash equivalents and restricted cash at end of period	$166,503	$315,696	$263,374

	Year Ended December 31,
	2023	2022	2021

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$91,576	$48,901	$31,635
Income taxes paid (refunded)	3,424	1,239	(14)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$9,158	$8,184	$2,173
Common stock purchases accrued but not paid	—	54	—
Issuance of common units for hotel acquisition	—	—	13,175
Issuance of warrants in hotel acquisition	—	—	1,528
Assumption of debt in hotel acquisition	—	58,601	49,815
Capital expenditures accrued but not paid	21,702	6,702	4,564
Issuance of common stock for hotel acquisition	—	35,040	—
Non-cash extinguishment of preferred stock	—	—	41,523
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	—	2,024	—
Issuance of common stock from preferred stock exchange	—	—	46,118
Accrued common stock offering expense	—	—	76
Accrued preferred stock offering expenses	—	23	101
Non-cash preferred stock dividends	3,614	1,050	39
Non-cash common stock dividends	—	5	—
Unsettled proceeds from derivatives	361	330	—
Non-cash PSU dividends	20	—	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$261,541	$215,998	$78,606
Restricted cash at beginning of period	54,155	47,376	34,544
Cash, cash equivalents and restricted cash at beginning of period	$315,696	$263,374	$113,150

Cash and cash equivalents at end of period	$85,599	$261,541	$215,998
Restricted cash at end of period	80,904	54,155	47,376
Cash, cash equivalents and restricted cash at end of period	$166,503	$315,696	$263,374
See Notes to Consolidated Financial Statements.

Table of Contents
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2023, 2022 and 2021

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
We do not operate any of our hotel properties directly; instead we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages four of our 16 hotel properties. Third-party management companies manage the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers compensation and business automobile claims, insurance claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services, mobile key technology and cash management services.
The accompanying consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of December 31, 2023, own 16 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 4,192 total rooms, or 3,957 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of December 31, 2023, 15 of our 16 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the consolidated statements of operations.
As of December 31, 2023, 13 of the 16 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
Braemar OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the VIE or the right to receive benefits from the VIE. All major decisions related to Braemar OP that most significantly impact its economic performance, including but not limited to operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly owned subsidiary, Braemar OP General Partner LLC (formerly Ashford Prime OP General Partner LLC), its general partner. As such, we consolidate Braemar OP.
The following items affect reporting comparability of our historical consolidated financial statements:
•On August 4, 2021, we acquired the Cameo Beverly Hills (formerly known as “Mr. C. Beverly Hills Hotel”) and five adjacent luxury residences. The operating results of the hotel property have been included in the results of operations from its acquisition date;
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
Restricted Cash—Restricted cash includes reserves for debt service, real estate taxes, and insurance, as well as excess cash flow deposits and reserves for furniture, fixtures, and equipment (“FF&E”) replacements of approximately 3% to 5% of property revenue for certain hotels, as required by certain management or mortgage debt agreement restrictions and provisions.
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
Investment in Unconsolidated Entity—As of December 31, 2023, we held a 7.9% ownership interest in OpenKey, which is accounted for under the equity method of accounting by recording the initial investment and our percentage of interest in the entities’ net income/loss. We review our investment in unconsolidated entity for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. See note 5.
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
Derivative Instruments—We use interest rate derivatives to hedge our risks and to capitalize on the historical correlation between changes in SOFR (Secured Overnight Financing Rate) and RevPAR. Interest rate derivatives could include swaps, caps, floors and flooridors.
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
The noncontrolling interest in consolidated entities represents an ownership interest of 25% in two hotel properties at December 31, 2023 and 2022, and is reported in equity in our consolidated balance sheets.
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
Revenue Recognition—Rooms revenue represents revenues from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate. Rooms revenue includes revenue for guest no-shows, day use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay. Advance deposits are recorded as liabilities when a customer or group of customers provides a deposit for a future stay or banquet event at our hotels. Advance deposits are converted to revenue when the services are provided to the customer or when the customer with a noncancellable reservation fails to arrive for part or all of the reservation. Conversely, advance deposits are generally refundable upon guest cancellation of the related reservation within an established period of time prior to the reservation. Our advance deposit balance as of December 31, 2023 and 2022 was $49.4 million and $46.0 million, respectively, and are generally recognized as revenue within a one-year period. These are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Advertising Costs—Advertising costs are charged to expense as incurred. For the years ended December 31, 2023, 2022 and 2021, we incurred advertising costs of $6.4 million, $6.5 million and $4.0 million, respectively. Advertising costs are included in “other” hotel expenses in our consolidated statements of operations.
Equity-Based Compensation—Stock/unit-based compensation for non-employees is measured at the grant date and expensed ratably over the vesting period based on the original measurement as of the grant date. This results in the recording of expense, included in “advisory services fee,” “management fees” and “corporate general and administrative” expense, equal to the ratable amount of the grant date fair value based on the requisite service period satisfied during the period. The Company recognizes forfeitures as they occur.
With respect to the 2021, 2022 and 2023 award agreements, the compensation committee utilizes a performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the grant date fair value of the award. The compensation expense may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
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
The entities that own 15 of our 16 hotel properties are considered partnerships for U.S. federal income tax purposes. Partnerships are not subject to U.S. federal income taxes. Partnerships are not subject to U.S. federal income tax on their income. Instead, each of its partners is required to include in income its allocable share of the partnership’s income. The states and cities where the partnerships operate follow the U.S. federal income tax treatment, with the exception of the District of Columbia, Puerto Rico and the city of Philadelphia. Accordingly, we provide for income taxes in these jurisdictions for the partnerships. The consolidated entities that operate the 16 hotel properties are considered taxable corporations for U.S. federal, foreign, state, and city income tax purposes and have elected to be TRSs of Braemar.
The “Income Taxes” topic of the FASB’s ASC addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance requires us to determine whether tax positions we have taken or expect to take in a tax return are more likely than not to be sustained upon examination by the appropriate taxing authority based on the technical merits of the positions. Tax positions that do not meet the more likely than not threshold would be recorded as additional tax expense in the current period. We analyze all open tax years, as defined by the statute of limitations for each jurisdiction, which includes the federal jurisdiction and various states. We classify interest and penalties related to underpayment of income taxes as income tax expense. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, USVI, Puerto Rico and various states and cities. Tax years 2019 through 2023 remain subject to potential examination by certain federal, foreign and state taxing authorities.
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
Recently Issued Accounting Standards—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact that ASU 2023-07 will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which eliminated the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and related disclosures.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (in thousands):

	Year Ended December 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$127,147	$42,988	$21,028	$191,163
Puerto Rico	1	50,436	18,214	11,595	80,245
Arizona	1	35,789	23,803	8,074	67,666
Colorado	1	25,351	14,888	9,096	49,335
Florida	2	61,446	32,418	22,297	116,161
Illinois	1	25,512	6,337	2,068	33,917
Pennsylvania	1	26,222	5,564	1,331	33,117
Washington	1	28,410	4,425	1,794	34,629
Washington, D.C.	1	36,615	19,234	1,867	57,716
USVI	1	47,971	17,460	9,963	75,394
Total	16	$464,899	$185,331	$89,113	$739,343

	Year Ended December 31, 2022
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$134,635	$45,952	$19,152	$199,739
Puerto Rico	1	38,077	14,238	8,931	61,246
Arizona	1	3,107	1,430	657	5,194
Colorado	1	25,253	16,397	8,965	50,615
Florida	2	73,629	34,068	24,771	132,468
Illinois	1	24,829	7,150	1,656	33,635
Pennsylvania	1	22,237	4,121	1,178	27,536
Washington	1	21,445	3,619	1,321	26,385
Washington, D.C.	1	29,877	13,276	1,960	45,113
USVI	1	58,426	18,990	10,238	87,654
Total	16	$431,515	$159,241	$78,829	$669,585

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2021
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$91,283	$27,205	$12,938	$131,426
Colorado	1	17,303	10,936	7,945	36,184
Florida	2	65,974	27,148	21,094	114,216
Illinois	1	14,422	3,418	1,153	18,993
Pennsylvania	1	11,889	1,493	776	14,158
Washington	1	15,105	1,632	1,578	18,315
Washington, D.C.	1	9,773	3,014	1,142	13,929
USVI	1	54,819	15,453	10,049	80,321
Total	14	$280,568	$90,299	$56,675	$427,542
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$630,842	$630,489
Buildings and improvements	1,535,501	1,511,949
Furniture, fixtures and equipment	166,673	147,019
Construction in progress	36,954	22,890
Residences	12,746	12,746
Total cost	2,382,716	2,325,093
Accumulated depreciation	(498,508)	(440,492)
Investments in hotel properties, net	$1,884,208	$1,884,601
For the years ended December 31, 2023, 2022 and 2021, depreciation expense was $92.6 million, $78.0 million and $73.0 million, respectively.
Impairment Charges
During the years ended December 31, 2023, 2022 and 2021, no impairment charges were recorded.
5. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”), which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. As of December 31, 2023, the Company has made equity investments in OpenKey totaling $2.9 million. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors.
Our investment is recorded as “investment in unconsolidated entity” in our consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the years ended December 31, 2023, 2022 and 2021.
The following table summarizes our carrying value and ownership interest in OpenKey:

	December 31, 2023	December 31, 2022
Carrying value of the investment in OpenKey (in thousands)	$1,416	$1,689
Ownership interest in OpenKey	7.9%	7.9%

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Equity in earnings (loss) of unconsolidated entity	$(273)	$(328)	$(252)
On February 2, 2023, the Company entered into a loan funding agreement with Ashford Inc. and OpenKey. Per the agreement, Ashford Inc. and the Company will provide OpenKey with a maximum loan amount of $5.0 million to be allocated on a pro-rata basis based on current ownership interests and funded quarterly, over the course of 2023. The loan bears interest at an annual rate of 15%. Additionally, repayment of the loan principal and all accrued interest is due upon certain events. As of December 31, 2023, the Company has funded approximately $238,000.
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	December 31, 2023	December 31, 2022
Investment in unconsolidated entity	$258	$—
The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Equity in earnings (loss) of unconsolidated entity	$20	$—	$—
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (16)	Interest Rate	December 31, 2023		December 31, 2022
					Debt Balance	Book Value of Collateral	Debt Balance	Book Value of Collateral
Mortgage loan (4)	Bardessono Hotel and Spa	August 2023	August 2023	SOFR (2) + 2.65%	$—	—	$40,000	51,514
Mortgage loan (4)	The Ritz-Carlton Sarasota	October 2023	April 2024	LIBOR (1) +2.65%	—	—	98,500	162,134
Mortgage loan (4)	Hotel Yountville	November 2023	May 2024	LIBOR (1) + 2.55%	—	—	51,000	84,180
Mortgage loan (5)	Capital Hilton	February 2024	February 2024	SOFR (2) + 1.70%	—	—	195,000	194,770
	Hilton La Jolla Torrey Pines
Mortgage loan (5) (6)	Hilton La Jolla Torrey Pines	February 2024	February 2024	SOFR (2) + 1.70%	66,600	66,947	—	—
Mortgage loan (7)	Park Hyatt Beaver Creek Resort & Spa	February 2024	February 2027	SOFR (2) + 2.86%	70,500	140,966	70,500	139,830
Mortgage loan (8)	The Ritz-Carlton Reserve Dorado Beach	March 2024	March 2026	LIBOR (1) + 6.00%	—	—	54,000	193,367
Mortgage loan (9)	The Notary Hotel	June 2024	June 2025	SOFR (2) + 2.66%	293,180	378,335	435,000	403,896
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (10)	Cameo Beverly Hills	August 2024	August 2024	SOFR (2) + 3.66%	30,000	71,196	30,000	71,820
Mortgage loan (11) (12)	The Ritz-Carlton St. Thomas	August 2024	August 2024	SOFR (2) + 4.04%	42,500	114,224	42,500	119,492
Mortgage loan (13)	Pier House Resort & Spa	September 2024	September 2024	SOFR (2) + 1.95%	80,000	81,806	80,000	83,361
Mortgage loan (14)	The Ritz-Carlton Lake Tahoe	January 2025	January 2026	SOFR (2) + 3.60%	53,413	132,467	54,000	112,777
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	—	86,250	—
BAML Credit Facility (4)	Bardessono Hotel and Spa	July 2026	July 2027	Base Rate (3) +1.25% to 2.00% or SOFR (2) + 2.35% to 3.10%	200,000	303,405	—	—
	Hotel Yountville
	The Ritz-Carlton Sarasota
Mortgage loan (15)	Four Seasons Resort Scottsdale	December 2026	December 2028	SOFR (2) + 3.75%	140,000	261,737	100,000	267,460
Mortgage loan (5)	Capital Hilton	December 2026	December 2028	SOFR (2) + 3.75%	110,600	143,840	—	—
					1,173,043	$1,694,923	1,336,750	$1,884,601
Capitalized default interest and late charges, net					120		1,934
Deferred loan costs, net					(9,135)		(5,054)
Premiums/(discounts), net					(1,584)		500
Indebtedness, net					$1,162,444		$1,334,130
__________________
(1)LIBOR rate was 4.39% at December 31, 2022.
(2)SOFR rates were 5.35% and 4.36% at December 31, 2023 and December 31, 2022, respectively.

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
(5)On December 22, 2023, we entered into a new $110.6 million loan secured by Capital Hilton. The new mortgage loan is interest only and bears interest at a rate of SOFR + 3.75%, has a three-year initial term and two one-year extension options, subject to satisfaction of certain conditions, and has a SOFR floor of 2.00%. The Hilton La Jolla Torrey Pines remains encumbered by the original mortgage loan, which was partially paid down to a remaining balance of $66.6 million.
(6)On February 5, 2024, we amended this mortgage loan. Terms of the amendment included extending the maturity date by six months from February 2024 to August 2024, and converting the interest rate from a variable rate of SOFR + 1.70% to a fixed rate of 9.00%.
(7)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised February 2024.
(8)On January 18, 2023, we repaid this mortgage loan.
(9)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the fourth was exercised in June 2023. In accordance with exercising the fourth one-year extension option, we repaid $142.0 million of principal and the variable interest rate increased from LIBOR + 2.16% to LIBOR + 2.61%. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate increased from LIBOR + 2.61% to SOFR + 2.66%.
(10)This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate increased from LIBOR + 3.60% to SOFR + 3.66%. This mortgage loan has a SOFR floor of 1.50%.
(11)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the third was exercised in August 2023. This loan transitioned from LIBOR to SOFR in July 2023 and the variable interest rate increased from LIBOR + 3.95% to SOFR + 4.04%. This mortgage loan has a SOFR floor of 1.00%.
(12)On January 29, 2024, we amended this mortgage loan. Terms of the amendment included extending the current maturity date one year to August 2025, and the variable rate increased from SOFR + 4.04% to SOFR 4.35%. This amended mortgage loan has one one-year extension option, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 4.00%.
(13)On January 3, 2024, we amended this mortgage loan. Terms of the amendment included extending the current maturity date one year to September 2025, and the variable rate increased from SOFR + 1.95% to SOFR + 3.60%. This amended mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(14)On October 31, 2023, we amended this mortgage loan. Terms of the amendment included extending the current maturity date one year to January 2025, and the variable interest rate increased from SOFR + 2.20% to SOFR + 3.60%. This amended mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(15)On September 29, 2023, we amended this mortgage loan. Terms of the amendment included increasing the outstanding principal from $100.0 million to $140.0 million, and extending the current maturity date by one year to December 2026. This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 1.00%.
(16) The final maturity date assumes all available extension options will be exercised.
During the second and third quarters of 2020, we reached forbearance and other agreements with our lenders relating to loans secured by certain of our hotels. The Company determined that all of the forbearance and other agreements evaluated were considered troubled debt restructurings due to terms that allowed for deferred interest and the forgiveness of default interest and late charges.
As a result of the troubled debt restructurings, all accrued default interest and late charges were capitalized into the applicable loan balances and are being amortized over the remaining term of the loans using the effective interest method. The amount of amortized principal was approximately $1.7 million, $2.0 million and $3.4 million, respectively, for the years ended December 31, 2023, 2022 and 2021.
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the year ended December 31, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
Convertible Senior Notes
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. For the years ended December 31, 2023, 2022 and 2021, the Company recorded coupon interest expense of $3.9 million, $3.9 million and $2.4 million, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the years ended December 31, 2023, 2022 and 2021, the Company recorded discount amortization of $589,000, $553,000 and $974,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026.
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
The Credit Agreement, as amended by the First Amendment to Credit Agreement, dated as of February 21, 2024, evidences a $200 million secured credit facility (the “Facility”) comprised of a secured term loan facility of $150 million (the “Term Loan Facility”) and a secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to an amount of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville hotel properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming: (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.55 to 1.00.
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
Effective June 30, 2023, LIBOR is no longer published. Accordingly, all variable interest rate mortgage loans held by the Company that used the LIBOR index transitioned to SOFR beginning on July 1, 2023. Not all lenders executed loan amendment documents and instead deferred to original loan documents that dictate changes in index rates.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of December 31, 2023, we were in compliance with all covenants.
Maturities and scheduled amortization of indebtedness as of December 31, 2023, assuming no extension of existing extension options for each of the following five years and thereafter are as follows (in thousands):

2024	$582,780
2025	53,413
2026	536,850
2027	—
2028	—
Thereafter	—
Total	$1,173,043
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Year Ended December 31,
Interest rate caps:(1)	2023	2022	2021
Notional amount (in thousands)	$537,780	$776,500	$882,500
Strike rate low end of range	3.50%	3.50%	0.75%
Strike rate high end of range	5.25%	4.50%	4.00%
Effective date range	January 2023 - December 2023	February 2022-December 2022	January 2021 - September 2021
Termination date range	January 2024 - January 2026	May 2023- January 2025	February 2022 - August 2024
Total cost of interest rate caps (in thousands)	$5,051	$3,030	$200
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	December 31, 2023	December 31, 2022
Notional amount (in thousands)	$778,280	$960,500
Strike rate low end of range	2.00%	2.00%
Strike rate high end of range	5.25%	4.50%
Termination date range	January 2024 - January 2025	January 2023- January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$777,693	$959,000
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Cameo Beverly Hills (formerly known as the Mr. C Beverly Hills Hotel) and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrants by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflect the fair market value of the Company’s common stock. As of December 31, 2023, no warrants have been exercised.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at December 31, 2023, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.352% to 3.403% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$2,847	$—	$2,847
Total	$—	$2,847	$—	$2,847	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(12)	$—	$(12)	(2)
Net	$—	$2,835	$—	$2,835

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2022
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$6,482	$—	$6,482
	$—	$6,482	$—	$6,482	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(284)	$—	$(284)	(2)
Net	$—	$6,198	$—	$6,198
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

	Gain (Loss) Recognized in Income
	Year Ended December 31,
	2023		2022		2021
Assets
Derivative assets:
Interest rate derivatives - caps	$(935)		$3,810		$(62)
Total	$(935)		$3,810		$55
Liabilities
Derivative liabilities:
Warrants	$272		$1,151		$94
Net	$(663)		$4,961		$149

Total combined
Interest rate derivatives - caps	$(8,685)		$3,313		(62)
Warrants	272		1,151		94
Unrealized gain (loss) on derivatives	$(8,413)	(1)	$4,464	(1)	$32	(1)
Realized gain (loss) on interest rate caps	7,750	(1) (2)	497	(1) (2)	—
Net	$(663)		$4,961		$32
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$2,847	$2,847	$6,482	$6,482
Financial liabilities measured at fair value:
Derivative liabilities	$12	$12	$284	$284
Financial assets not measured at fair value:
Cash and cash equivalents	$85,599	$85,599	$261,541	$261,541
Restricted cash	80,904	80,904	54,155	54,155
Accounts receivable, net	39,199	39,199	51,448	51,448
Due from related parties, net	—	—	938	938
Due from third-party hotel managers	17,739	17,739	26,625	26,625
Financial liabilities not measured at fair value:
Indebtedness	$1,171,459	$1,124,377	$1,337,250	$1,294,391
Accounts payable and accrued expenses	149,867	149,867	133,978	133,978
Dividends and distributions payable	9,158	9,158	8,184	8,184
Due to Ashford Inc.	1,471	1,471	10,005	10,005
Due to related parties, net	603	603	—	—
Due to third-party hotel managers	1,608	1,608	2,096	2,096

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cash, cash equivalents and restricted cash. These financial assets have maturities of less than 90 days and most bear interest at market rates. The carrying value approximates fair value due to their short-term nature. This is considered a Level 1 valuation technique.
Accounts receivable, net, due to/from related parties, net, accounts payable and accrued expenses, dividends and distributions payable, due to Ashford Inc and due to/from third-party hotel managers. The carrying values of these financial instruments approximate their fair values due to the short-term nature of these financial instruments. This is considered a Level 1 valuation technique.
Derivative assets and derivative liabilities. See notes 7 and 8 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 96.0% of the carrying value of $1.2 billion at December 31, 2023, and approximately 96.8% of the carrying value of $1.3 billion at December 31, 2022. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(27,017)	$17,761	$(26,664)
Less: dividends on preferred stock	(42,304)	(21,503)	(8,745)
Less: deemed dividends on preferred stock	(4,719)	(6,954)	—
Less: dividends on common stock	(13,164)	(5,598)	—
Less: loss on extinguishment of preferred stock - Series B	—	—	(4,595)
Less: dividends on unvested performance stock units	(226)	(36)	—
Add: claw back of dividends on cancelled performance stock units	—	7	143
Less: dividends on unvested restricted shares	(33)	(38)	—
Undistributed net income (loss) allocated to common stockholders	(87,463)	(16,361)	(39,861)
Add back: dividends on common stock	13,164	5,598	—
Distributed and undistributed net income (loss) - basic and diluted	$(74,299)	$(10,763)	$(39,861)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	65,989	69,687	52,684
Weighted average common shares outstanding – diluted	65,989	69,687	52,684

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$(1.13)	$(0.15)	$(0.76)
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$(1.13)	$(0.15)	$(0.76)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$33	$38	$—
Income (loss) allocated to unvested performance stock units	226	30	—
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(5,230)	(476)	(3,597)
Dividends on preferred stock - Series B	4,233	4,233	4,747
Loss on extinguishment of preferred stock - Series B	—	—	4,595
Interest expense on Convertible Senior Notes	4,470	4,435	3,378
Dividends on preferred stock - Series E (inclusive of deemed dividends)	34,817	18,969	683
Dividends on preferred stock - Series M (inclusive of deemed dividends)	4,673	1,955	15
Total	$43,222	$29,184	$9,821
Weighted average diluted shares are not adjusted for:
Effect of unvested restricted shares	3	39	99
Effect of unvested performance stock units	273	—	—
Effect of assumed conversion of operating partnership units	5,487	5,907	4,980
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,614
Effect of assumed conversion of exchanged preferred stock - Series B	—	—	364
Effect of contingently issuable shares	—	1	—
Effect of assumed conversion of Convertible Senior Notes	13,609	13,609	8,450
Effect of assumed conversion of preferred stock - Series E	126,832	34,730	1,345
Effect of assumed conversion of preferred stock - Series M	14,740	3,366	32
Total	165,060	61,768	19,884
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
The compensation committee of the board of directors of the Company may authorize the issuance of Performance LTIP units to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of Performance LTIP units that will be settled in common units of Braemar OP, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. As of December 31, 2023, there were approximately 1.5 million unvested Performance LTIP units, representing 200% of the target, outstanding.
With respect to the 2021, 2022 and 2023 award agreements, the compensation committee shifted to a new performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria for the 2021, 2022 and 2023

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
performance grants are based on performance conditions under the relevant literature. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the applicable measurement date fair value of the award. The grant date fair value of the award may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period. As of December 31, 2023, approximately 840,000 Performance LTIP units granted in 2021, deemed to have met the performance conditions, became fully vested at 200% of the target.
As of December 31, 2023, we have issued a total of approximately 3.0 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 614,000 LTIP units and 353,000 Performance LTIP units issued from March 2015 to May 2023, had reached full economic parity with, and are convertible into, common units.
The following table presents compensation expense for Performance LTIP units and LTIP units (in thousands):

		Year Ended December 31,
Type	Line Item	2023	2022	2021
Performance LTIP units	Advisory services fee	$4,445	$4,301	$1,765
LTIP units	Advisory services fee	1,039	1,229	1,372
LTIP units	Corporate, general and administrative	14	28	12
LTIP units - independent directors	Corporate, general and administrative	182	252	164
Total		$5,680	$5,810	$3,313
The unamortized cost of the unvested Performance LTIP units of approximately $2.7 million at December 31, 2023 will be expensed over a period of 2.0 years with a weighted average period of 1.2 years. The unamortized cost of the unvested LTIP units of approximately $211,000 at December 31, 2023, will be amortized over a period of 0.2 years with a weighted average period of 0.2 years.
A summary of the activity of the units in our operating partnership is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Units outstanding at beginning of year	8,283	7,158	4,277
LTIP units issued	44	44	469
Performance LTIP units issued	353	1,194	840
Common units issued for hotel acquisition	—	—	2,500
Units redeemed for shares of common stock	—	—	(868)
Units redeemed for cash	(1,456)	—	—
Performance LTIP units cancelled	—	(113)	(60)
Units outstanding at end of year	7,224	8,283	7,158
Units convertible/redeemable at end of year	4,292	5,841	5,533
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	December 31, 2023	December 31, 2022
Redeemable noncontrolling interests in Braemar OP (in thousands)	$32,395	$40,555
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$66	$70
Ownership percentage of operating partnership	6.63%	7.69%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$5,230	$476	$3,597
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$1,444	$665	—
Performance LTIP dividend claw back upon cancellation	—	(4)	(38)
The following table presents the common units redeemed and the fair value at redemption (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common units converted to common stock	—	—	868
Fair value of common units converted	$—	$—	$4,122	(1)
____________________________________
(1)    The redemption value is the greater of historical cost or fair value. The historical cost of the converted units was $4.6 million.
The following table presents the common units redeemed for cash (in thousands):

	Year Ended December 31,
	2023		2022	2021
Units redeemed	1,456		—	—
Cash value of common units redeemed	$7,162	(1)	—	—
____________________________________
(1)    Includes Mr. Monty J. Bennett’ s 1.4 million common units redeemed for cash of approximately $7.0 million during February 2023.
12. Equity
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common stock dividends declared	$13,423	$5,665	$—
8.25% Series D Cumulative Preferred Stock—At December 31, 2023 and 2022, there were 1.6 million shares of 8.25% Series D cumulative preferred stock outstanding. The Series D cumulative preferred stock ranks senior to all classes or series of the Company’s common stock and future junior securities, on a parity with each series of the Company’s outstanding preferred stock (the Series B cumulative convertible preferred stock) and with any future parity securities and junior to future senior securities and to all of the Company’s existing and future indebtedness, with respect to the payment of dividends and the distribution of amounts upon liquidation, dissolution or winding up of the Company’s affairs. Series D cumulative preferred stock has no maturity date, and we are not required to redeem the shares at any time. Series D cumulative preferred stock is redeemable at our option for cash (on or after November 20, 2023), in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, at the redemption date. Series D cumulative preferred stock may be converted into shares of our common stock, at the option of the holder, in certain limited circumstances such as a change of control. Each share of Series D cumulative preferred stock is convertible into a maximum 5.12295 shares of our common stock. The actual number is based on a formula as defined in the Series D cumulative preferred stock agreement (unless the Company exercises its right to redeem the Series D cumulative preferred shares for cash, for a limited period upon a change in control). The necessary conditions to convert the Series D cumulative preferred stock to common stock have not been met as of period end. Therefore, Series D cumulative preferred stock will not impact our earnings per share. Series D cumulative preferred stock quarterly dividends are set at the rate of 8.25% of the $25.00 liquidation preference (equivalent to an annual dividend rate of $2.0625 per share). In general, Series D cumulative preferred stockholders have no voting rights.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Series D Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series D Cumulative Preferred Stock	$3,300	$3,300	$3,300
Stock Repurchases—On December 7, 2022, our board of directors approved a new stock repurchase program pursuant to which the board granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $25 million. The board of directors’ authorization replaced any previous repurchase authorizations. During the year ended December 31, 2023, we repurchased 3.9 million shares of our common stock for approximately $18.9 million. During the year ended December 31, 2022, we repurchased 1.5 million shares of our common stock for approximately $6.1 million. As of December 31, 2023, the Company has completed the $25 million repurchase authorization.
We repurchased approximately 83,000, 262,000 and 50,000 shares of our common stock in 2023, 2022 and 2021, respectively, to satisfy employees’ statutory minimum U.S. federal income tax obligations in connection with vesting of equity grants issued under our stock-based compensation plan.
At-the-Market Common Stock Equity Distribution Program—On December 11, 2017, the Company established an “at-the-market” equity distribution program pursuant to which it may, from time to time, sell shares of its common stock having an aggregate offering price of up to $50 million.
As of December 31, 2023, the Company has sold approximately 7.4 million shares of common stock and received net proceeds of approximately $30.5 million under this program.
The issuance activity is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common shares issued	—	—	2,711
Gross proceeds received	$—	$—	$16,119
Commissions	—	—	202
Net proceeds	$—	$—	$15,917
Standby Equity Distribution Agreement—On February 4, 2021, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN, Ltd. (“YA”), pursuant to which the Company will be able to sell up to 7,780,786 shares of its common stock (the “Commitment Amount”) at the Company’s request any time during the commitment period commencing on February 4, 2021, and terminating on the earliest of: (i) the first day of the month next following the 36-month anniversary of the SEDA; or (ii) the date on which YA shall have made payment of Advances (as defined in the SEDA) pursuant to the SEDA for shares of the Company’s common stock equal to the Commitment Amount (the “Commitment Period”). Other than with respect to the Initial Advance (as defined below) the shares sold to YA pursuant to the SEDA would be purchased at 95% of the Market Price (as defined below) and would be subject to certain limitations, including that YA could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock. “Market Price” shall mean the lowest daily VWAP (as defined below) of the Company’s common stock during the five consecutive trading days commencing on the trading day following the date the Company submits an advance notice to YA. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s common stock for such date on the principal market as reported by Bloomberg L.P. during regular trading hours. The agreement terminated on February 4, 2024.
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
Pursuant to the SEDA, we currently intend to use the net proceeds from any sale of the shares for working capital purposes, including the repayment of outstanding debt. There are no other restrictions on future financing transactions. The SEDA does not contain any right of first refusal, participation rights, penalties or liquidated damages. We are not required to pay any

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
additional amounts to reimburse or otherwise compensate YA in connection with the transaction except for a $10,000 structuring fee. As of December 31, 2023, the Company has sold approximately 1.7 million shares of common stock and received proceeds of approximately $10.0 million under the SEDA.
The issuance activity under the SEDA is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common shares sold to YA	—	—	1,700
Proceeds received	$—	$—	$10,000
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
As of December 31, 2023, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
The issuance activity under the Virtu July 2021 EDA is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Common shares issued	—	—	4,712
Gross proceeds received	$—	$—	$24,020
Commissions	—	—	240
Net proceeds	$—	$—	$23,780
Noncontrolling Interest in Consolidated Entities—A partner has a noncontrolling ownership interest of 25% in two hotel properties with a total carrying value of $(8.9) million and $(16.3) million at December 31, 2023 and 2022, respectively.
The following table summarizes the (income) loss allocated to the noncontrolling interest in consolidated entities (in thousands):

	Year Ended December 31,
	2023	2022	2021
(Income) loss from consolidated entities attributable to noncontrolling interests	$(1,619)	$(2,063)	$2,650
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
On December 4, 2019, we entered into equity distribution agreements with certain sales agents to sell from time to time shares of our Series B Convertible Preferred Stock having an aggregate offering price of up to $40.0 million. Sales of shares of our Series B Convertible Preferred Stock may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE, the existing trading market for our Series B Convertible Preferred Stock, or sales made to or through a market maker other than on an exchange or through an electronic communications network. We will pay each of the sales agents a commission, which in each case shall not be more than 2.0% of the gross sales price of the shares of our Series B Convertible Preferred Stock sold through such sales agents. As of December 31, 2023, we have sold approximately 65,000 shares of our Series B Convertible Preferred Stock and received proceeds of approximately $1.2 million under this program.
Series B Convertible Preferred Stock does not meet the requirements for permanent equity classification prescribed by the authoritative guidance because of certain cash redemption features that are outside our control. As such, the Series B Convertible Preferred Stock is classified outside of permanent equity.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series B Convertible Preferred Stock	$4,233	$4,233	$4,747
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
There were no preferred stock exchanges for the years ended December 31, 2023 and 2022.
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
The Series E Preferred Stock cash dividends are as follows:
•8.00% per annum of the Stated Value beginning on the date of the first settlement of the Series E Preferred Stock (the “Date of Initial Closing”);
•7.75% per annum of the Stated Value beginning on the first anniversary from the Date of Initial Closing; and
•7.50% per annum of the Stated Value beginning on the second anniversary from the Date of Initial Closing.
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series E Preferred Stock shares issued (1)	3,798	10,914	1,709
Net proceeds (1)	$85,444	$245,575	$38,450
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	December 31, 2023	December 31, 2022
Series E Preferred Stock	$377,035	$291,076
Cumulative adjustments to Series E Preferred Stock (1)	$13,337	$9,403
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series E Preferred Stock	$30,883	$12,694	$683
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series E Preferred Stock shares redeemed	272	14	$—
Redemption amount, net of redemption fees	$6,423	$365	$—
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series M Preferred Stock shares issued (1)	531	1,402	29
Net proceeds (1)	$12,869	$34,009	$704
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	December 31, 2023	December 31, 2022
Series M Preferred Stock	$45,623	$35,182
Cumulative adjustments to Series M Preferred Stock (1)	$1,597	$812
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series M Preferred Stock	$3,888	$1,276	$15

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Series M Preferred Stock shares redeemed	137	5	—
Redemption amount, net of redemption fees	$3,395	$134	$—
14. Stock-Based Compensation
Under the 2013 Equity Incentive Plan, as amended, we are authorized to grant 8.2 million restricted stock or performance stock units of our common stock as incentive stock awards. At December 31, 2023, approximately 1.6 million shares were available for future issuance under the 2013 Equity Incentive Plan.
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
At December 31, 2023, the unamortized cost of unvested shares of restricted stock was $236,000, which is expected to be recognized over a period of 0.2 years with a weighted average period of 0.2 years.
The following table summarizes the stock-based compensation expense for restricted stock (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Advisory services fee	$1,162	$2,195	$3,028
Management fees	11	26	56
Corporate general and administrative	101	126	111
Corporate general and administrative - independent directors	182	252	322
	$1,456	$2,599	$3,517
A summary of our restricted stock activity is as follows (shares in thousands):

	Year Ended December 31,
	2023		2022		2021
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	437	$6.46	957	$6.94	536	$7.98
Restricted shares granted	45	4.07	45	5.63	764	7.02
Restricted shares vested	(312)	5.82	(543)	5.86	(317)	6.31
Restricted shares forfeited	(3)	6.90	(22)	6.77	(26)	6.94
Outstanding at end of year	167	$7.02	437	$6.46	957	$6.94
The fair value of restricted stock vested during the years ended December 31, 2023, 2022 and 2021 was approximately $1.3 million, $3.1 million and $2.1 million, respectively.
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
With respect to the 2021, 2022 and 2023 award agreements, the compensation committee utilizes a performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria for the 2021, 2022 and 2023 performance grants are based on performance conditions under the relevant literature, and the 2021, 2022 and 2023 performance grants were issued to non-employees. The corresponding compensation cost is recognized ratably over the service period for the award as

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the service is rendered, based on the corresponding measurement date fair value of the award, which may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
During the years ended 2022 and 2021, 225,000 PSUs granted in 2020 and 223,000 PSUs granted in 2019, were canceled due to the market condition criteria not being met. As a result there was a claw back of the previously declared dividends in the amount of $7,000 and $143,000, respectively.
The following table summarizes the compensation expense for PSUs (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Advisory services fee	$2,108	$2,876	3,374
At December 31, 2023, the unamortized cost of unvested PSUs was $1.1 million, which is expected to be recognized over a period of 2.0 years with a weighted average period of 1.9 years.
A summary of our PSU activity is as follows (shares in thousands):

	Year Ended December 31,
	2023		2022		2021
	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant	Number of Units	Weighted Average Price at Grant
Outstanding at beginning of year	335	$5.84	671	$5.84	448	$11.71
PSUs granted	383	4.07	41	5.63	446	7.01
PSUs vested	(294)	7.01	(152)	4.69	—	—
PSUs canceled	—	—	(225)	3.51	(223)	19.96
Outstanding at end of year	424	$4.22	335	$5.84	671	$5.84
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the advisory services fees incurred (in thousands):

	Year Ended December 31,
	2023	2022	2021
Advisory services fee
Base advisory fee	$13,982	$12,790	$10,806
Reimbursable expenses (1)	8,353	4,653	2,297
Equity-based compensation (2)	8,754	10,601	9,538
Incentive fee	—	803	—
Total	$31,089	$28,847	$22,641
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
On March 11, 2024, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “Advisory Agreement Limited Waiver”). Pursuant to the Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Advisor.
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Ashford Trust, Braemar, Stirling OP, their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc. has managed the casualty insurance program and beginning in December 2023, Warwick Insurance Company ("Warwick"), a subsidiary of Ashford Inc., provides and manages the general liability, workers’ compensation and business automobile insurance policies within the casualty insurance program. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications on our behalf.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During June 2023, we entered into various 12-month agreements with Lismore to seek modifications or refinancings of certain mortgage debt of the Company. For the year ended December 31, 2023, we incurred fees of approximately $150,000 to Lismore in nonrefundable work fees and $214,000 of success fees. The unamortized non-refundable work fees are included in “other assets” on the consolidated balance sheet, and are amortized on a straight line basis over the term of the agreements.
In addition to the fees described above, we incurred fees from Lismore or its subsidiaries of $2.1 million, $1.4 million and $491,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate capital raised, or June 10, 2023, there was to be a true up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
On February 1, 2023, Braemar entered into a Third Amended and Restated Contribution Agreement, which provided that after the Amended and Restated True-Up Date, capital contributions for the remainder of fiscal year 2023 would be divided between each Party based on the Initial True-Up Ratio, there would be a true up reflecting amounts raised by Ashford Securities since June 10, 2019, and thereafter, the capital contributions would be divided among each Party in accordance the cumulative ratio of capital raised by the Parties. However, effective January 1, 2024, Braemar entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference.
During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Braemar had funded approximately $5.8 million and had a payable, included in “due to Ashford Inc., net” on the consolidated balance sheet, of approximately $6.6 million. In March 2023, Braemar paid Ashford Inc. $8.7 million as a result of the contribution true-up between entities described above. As of December 31, 2023, Braemar has funded approximately $20.9 million. As of December 31, 2023, Braemar has a pre-funded balance of approximately $693,000 that is included in “other assets” and a receivable of approximately $3.5 million that is included in “due to Ashford Inc., net” on the consolidated balance sheet.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Corporate, general and administrative	$4,330	$9,461	$1,983
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
Subsequent to December 31, 2023, the agreement was amended resulting in such fees being payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements.
Hotel Management Services
At December 31, 2023, Remington Hospitality managed four of our 16 hotel properties.
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

		Year Ended December 31, 2023
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets (3)	Preferred Stock (4)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$3	$—	$—	$—	$—	$—	$—	$—	$3	$—	$—	$—
Ashford Securities	Broker/Dealer	6,385	—	—	—	1,972	—	—	—	—	—	4,413	—
INSPIRE	Audio visual services	4,165	—	—	—	—	4,268	—	—	—	—	103	—
Lismore Capital	Debt placement and related services	2,426	—	987	150	—	—	—	—	—	—	—	1,289
OpenKey	Mobile key app	41	—	—	—	—	—	41	—	—	—	—	—
Premier	Design and construction services	12,652	11,618	—	—	—	—	—	—	—	1,034	—	—
Pure Wellness	Hypoallergenic premium rooms	149	—	—	—	—	—	149	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	427	—	—	—	—	308	692	—	—	—	43	—
Remington Hospitality	Hotel management services (4)	3,913	—	—	—	—	—	1,394	2,519	—	—	—	—

		Year Ended December 31, 2022
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Hotel Revenue	Other Hotel Expenses	Management fees	Preferred Stock (4)	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative
Ashford LLC	Insurance claims services	$3	$—	$—	$—	$—	$—	$—	$3	$—	$—
Ashford Securities	Broker/Dealer	9,735	—	—	—	—	—	274	—	—	9,461
Ashford Securities	Dealer Manager Fees	5,766	—	—	—	—	—	5,766	—	—	—
INSPIRE	Audio visual services	3,800	—	—	3,800	—	—	—	—	—	—
Lismore Capital	Debt placement and related services	750	—	750	—	—	—	—	—	—	—
Lismore Capital	Broker Services	637	—	637	—	—	—	—	—	—	—
OpenKey	Mobile key app	39	—	—	—	39	—	—	—	—	—
Premier	Design and construction services	9,875	9,262	—	—	—	—	—	—	613	—
Pure Wellness	Hypoallergenic premium rooms	150	—	—	—	150	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	525	—	—	236	761	—	—	—	—	—
Remington Hospitality	Hotel management services (4)	4,288	—	—	—	1,416	2,872	—	—	—	—

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		Year Ended December 31, 2021
Company	Product or Service	Total	Investments in Hotel Properties, net (1)	Indebtedness, net (2)	Other Assets	Other Hotel Revenue	Other Hotel Expenses	Preferred Stock (4)	Management fees	Property Taxes, Insurance and Other	Advisory Services Fee	Corporate General and Administrative	Write-off of Premiums, Loan Costs and Exit Fees
Ashford LLC	Insurance claims services	$7	$—	$—	$—	$—	$—	$—	$—	$7	$—	$—	$—
Ashford Securities	Broker/Dealer	1,983	—	—	—	—	—	—	—	—	—	1,983	—
Ashford Securities	Dealer Manager Fees	410	—	—	—	—	—	410	—	—	—	—	—
INSPIRE	Audio visual services	1,001	—	—	—	1,001	—	—	—	—	—	—	—
Lismore Capital	Debt placement and related services	491	—	150	—	—	—	—	—	—	—	—	341
Lismore Capital	Broker services	3	—	—	—	—	—	—	—	—	—	—	3
OpenKey	Mobile key app	38	—	—	—	—	38	—	—	—	—	—	—
Premier	Design and construction services	3,009	2,653	—	—	—	—	—	—	—	356	—	—
Pure Wellness	Hypoallergenic premium rooms	141	—	—	—	—	141	—	—	—	—	—	—
RED Leisure	Watersports activities and travel/transportation services	321	—	—	—	321	—	—	—	—	—	—	—
Remington Hospitality	Hotel management services (4)	3,243	—	—	—	—	934	—	2,309	—	—	—	—
________
(1)Recorded in FF&E and depreciated over the estimated useful life.
(2)Recorded as deferred loan costs, which are included in “indebtedness, net” on our consolidated balance sheets and amortized over the initial term of the applicable loan agreement.
(3)Represents the amortization of the Lismore work fees and success fees.
(4)Recorded as a reduction of Series E and Series M Redeemable Preferred Stock proceeds.
(5)Other hotel expenses include incentive hotel management fees and other hotel management costs.
The following table summarizes the components of due to Ashford Inc. (in thousands):

		Due to (from) Ashford Inc.
Company	Product or Service	December 31, 2023	December 31, 2022
Ashford LLC	Advisory services	$1,004	$1,576
Ashford LLC	Casualty Insurance	608	—
Ashford LLC	Insurance claims services	1	2
INSPIRE	Audio visual services	483	952
OpenKey	Mobile key app	5	—
Ashford Securities	Contribution Agreement	(3,522)	—
Ashford Securities	Capital raise services	19	6,514
Premier	Design and construction services	2,674	829
RED Leisure	Watersports activities and travel/transportation services	199	132
		$1,471	$10,005
As of December 31, 2023, due to related parties, net included a net payable to Remington Hospitality of $603,000. As of December 31, 2022, due from related parties, net included a net receivable of $573,000. These amounts are primarily related to advances made by Braemar, accrued base and incentive management fees and casualty insurance premiums.
16. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at December 31, 2023, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
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
The table below summarizes the licensing fees incurred (in thousands):

	Year Ended December 31,
Line Item	2023	2022	2021
Other hotel expenses	$322	$467	$133
Management Fees—Under hotel management agreements for our hotel properties existing at December 31, 2023, we pay a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2027 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of December 31, 2023, no amounts have been accrued.
On June 8, 2022 a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and PAGA claims.
On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties are still considering. The allocation to Hilton La Jolla Torrey Pines would be approximately $371,000, which has been accrued as of December 31, 2023.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed related to the cyber incident. The suits are currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend these matters and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
Capital Commitments—At December 31, 2023, we had capital commitments of $35.4 million, including commitments that will be satisfied with insurance proceeds, relating to general capital improvements that are expected to be paid in the next twelve months.
17. Leases
We have operating ground leases and operating equipment leases, such as copier and vehicle leases, at our hotel properties. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 50 years. The exercise of lease renewal options is at our sole discretion. Some leases have variable payments, however, if variable payments are contingent, they are not included in the ROU assets and liabilities. We have no finance leases as of December 31, 2023.
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
As of December 31, 2023 and 2022, our leased assets and liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$78,383	$79,449

Liabilities
Operating lease liabilities	$60,379	$60,692
We incurred the following lease costs related to our operating leases (in thousands):

		Year Ended December 31,
	Classification	2023	2022	2021
Operating lease cost (1)	Hotel operating expenses - other	$6,757	$6,653	$5,349
_______________________________________
(1) For the years ended December 31, 2023, 2022 and 2021, operating lease cost includes approximately $2.3 million, $2.2 million and $954,000, respectively, of variable lease cost associated with the ground leases. Additionally, we recorded $474,000, $474,000 and $512,000, respectively, of amortization costs related to the intangible assets that were reclassified to “operating lease right-of-use assets” upon adoption of ASC 842. Short-term lease costs in aggregate are immaterial.
Other information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases (in thousands)	$3,310	$3,307	$3,302
Weighted Average Remaining Lease Term
Operating leases (1)	43 years	44 years	45 years
Weighted Average Discount Rate
Operating leases (1)	4.98%	4.98%	4.98%
_______________________________________
(1)     Calculated using the lease term, excluding extension options, and discount rates of the ground leases.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Future minimum lease payments due under non-cancellable leases as of December 31, 2023 were as follows (in thousands):

Operating Leases
2024	$3,430
2025	3,421
2026	3,434
2027	3,443
2028	3,449
Thereafter	141,693
Total future minimum lease payments (1)	158,870
Less: interest	(98,491)
Present value of operating lease liabilities	$60,379
_______________________________________
(1)     Based on payment amounts as of December 31, 2023.
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
At December 31, 2023, 15 of our hotel properties were leased to TRS lessees and The Ritz-Carlton St. Thomas was owned by our USVI TRS. The TRS entities recognized net book income (loss) before income taxes of $17.9 million, $25.4 million and $12.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table reconciles the income tax expense at statutory rates to the actual income tax expense recorded (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax (expense) benefit at federal statutory income tax rate of 21%	$(5,180)	$(6,463)	$(2,652)
State income tax (expense) benefit, net of U.S. federal income tax benefit	(258)	(1,961)	574
State and local income tax (expense) benefit on pass-through entity subsidiaries	(20)	(17)	(9)
Gross receipts and margin taxes	(52)	(69)	(26)
Benefit of USVI Economic Development Commission credit	1,511	3,358	3,346
Benefits of Puerto Rico tax incentives	2,064	1,474	—
Effect of permanent differences	(229)	—	—
Other	(46)	126	(251)
Valuation allowance	(479)	(491)	(2,306)
Total income tax (expense) benefit	$(2,689)	$(4,043)	$(1,324)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(467)	$(3,745)	$(1,477)
State	(69)	(247)	(21)
Foreign	(824)	—	—
Total current income tax (expense) benefit	(1,360)	(3,992)	(1,498)
Deferred:
Federal	(14)	(51)	131
State	—	—	43
Foreign	(1,315)	—	—
Total deferred income tax (expense) benefit	(1,329)	(51)	174
Total income tax (expense) benefit	$(2,689)	$(4,043)	$(1,324)
The following table presents the U.S. and foreign earnings (losses) from continuing operations before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$(51,878)	$(3,859)	$(47,986)
Foreign	23,939	27,250	16,399
Total	$(27,939)	$23,391	$(31,587)
For the years ended December 31, 2023, 2022 and 2021, income tax expense included interest and penalties paid to/(received from) taxing authorities of $(11,000), $1,000 and $3,000, respectively. At December 31, 2023 and 2022, we determined that there were no amounts to accrue for interest and penalties due to taxing authorities.
At December 31, 2023 and 2022, our deferred tax asset (liability) and related valuation allowance consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Tax intangibles basis greater than book basis	$722	$722
Allowance for doubtful accounts	50	76
Unearned income	2,768	2,769
Federal and state net operating losses	15,967	16,452
Capital loss carryforward	511	525
Accrued expenses	761	1,133
Other	7	4
Total deferred tax asset	20,786	21,681
Valuation allowance	(16,169)	(18,627)
Net deferred tax asset	$4,617	$3,054

Deferred tax liabilities:
Other	$(6)	$(52)
Tax property basis greater/(less) than book basis	(5,932)	(2,935)
Prepaid expenses	—	(59)
Total deferred tax liability	(5,938)	(3,046)
Net deferred tax asset (liability)	$(1,321)	$8

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2023 and 2022, we have reserved certain deferred tax assets of our TRS entities and recorded a valuation allowance of $16.2 million and $18.6 million, respectively. Primarily as a result of the limitation imposed by the Code on the utilization of net operating losses of acquired subsidiaries, we believe it is more likely than not that a portion of our deferred tax assets will not be realized, and therefore, have provided a valuation allowance to reserve against the balances.
At December 31, 2023, we had TRS net operating loss carryforwards for U.S. federal income tax purposes of $63.6 million, of which $47.3 million is subject to expiration and will begin to expire in 2024. The remainder was generated after December 2017 and is not subject to expiration under the Tax Cuts and Jobs Act. $47.3 million of net operating loss carryforwards are attributable to acquired subsidiaries and are subject to substantial limitation on their use. At December 31, 2023, Braemar Hotels & Resorts Inc., our REIT, had net operating loss carryforwards for U.S. federal income tax purposes of $109.7 million based on the latest filed tax return. Of this amount, $2.2 million is subject to expiration in 2033. The remainder is not subject to expiration under the Tax Cuts and Jobs Act. We do not recognize deferred tax assets and a valuation allowance for the REIT since the REIT distributes its taxable income as dividends to stockholders, and in turn, the stockholders incur income taxes on those dividends.
The following table summarizes the changes in the valuation allowance (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$18,627	$17,343	$14,938
Additions	—	1,284	2,405
Deductions	(2,458)	—	—
Balance at end of year	$16,169	$18,627	$17,343
The USVI TRS operates under a tax holiday in the U.S. Virgin Islands, which is effective through December 31, 2028, and may be extended if certain additional requirements are satisfied. The tax holiday is conditional upon our meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $2.7 million, $3.4 million and $907,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The benefit of the tax holiday on net income (loss) per share was approximately, $0.04, $0.05 and $0.02 for the years ended December 31, 2023, 2022 and 2021, respectively.
In 2022, we acquired The Ritz-Carlton Reserve Dorado Beach in Dorado, Puerto Rico. Our taxable entities in Puerto Rico operate under a tax holiday which is effective through April 2, 2028. The tax holiday is conditional upon meeting certain employment and investment thresholds. The impact of this tax holiday decreased current foreign taxes by $4.0 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. The benefit of this tax holiday on net income (loss) per share was approximately $0.06 and $0.04 for the years ended December 31, 2023 and 2022, respectively.
19. Intangible Assets, net
Intangible assets, net consisted of the following (in thousands):

	December 31,
	2023	2022
Cost	$5,682	$5,682
Accumulated amortization	(2,178)	(1,799)
	$3,504	$3,883
Intangible assets include the customer relationships associated with The Ritz-Carlton Sarasota acquisition on April 4, 2018. The customer relationships are being amortized over the 15 year expected life.
For the years ended December 31, 2023, 2022 and 2021, amortization expense related to intangible assets was $379,000, $378,000 and $379,000, respectively.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Estimated future amortization expense for intangible assets, net for each of the next five years and thereafter is as follows (in thousands):

Intangible Assets, net
2024	$379
2025	379
2026	379
2027	379
2028	379
Thereafter	1,609
Total	$3,504
20. Concentration of Risk
Our investments are all concentrated within the hotel industry. All of our hotel properties are located within the U.S. and its territories. For the year ended December 31, 2023, The Ritz-Carlton St. Thomas, The Ritz-Carlton Sarasota and The Ritz-Carlton Reserve Dorado Beach generated revenues in excess of 10% of total hotel revenue amounting to 33% of total hotel revenue.
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
21. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of December 31, 2023 and December 31, 2022, all of our hotel properties were in the U.S. and its territories.
22. Subsequent Events
On January 3, 2024, the Company extended the mortgage loan secured by the Pier House Resort & Spa in Key West, Florida. The mortgage loan has an initial maturity date of September 2025 with one one-year extension option, subject to the satisfaction of certain conditions, continues to have a balance of $80.0 million, and bears interest at a floating interest rate of SOFR + 3.60%.
On January 29, 2024, the Company extended the mortgage loan secured by The Ritz-Carlton St. Thomas in St. Thomas, USVI. The mortgage loan has an initial maturity date of August 2025 with one one-year extension option, subject to the satisfaction of certain conditions, continues to have a balance of $42.5 million, and bears interest at a floating interest rate of SOFR + 4.35%.
On February 5, 2024, the Company amended the mortgage loan secured by the Hilton La Jolla Torrey Pines. It remains encumbered by the original mortgage loan, which now has been partially paid down to a remaining balance of $66.6 million. While the Company considers its alternatives regarding refinancing the loan or potentially selling the asset, the lender has provided a six month forbearance agreement. The Company paid approximately $692,000 upon extension. During this time, the mortgage loan bears an annual fixed interest rate of 9.0%.
On February 27, 2024, the Company approved funding, together with Ashford Inc., up to $1.0 million in aggregate to OpenKey, allocated pro rata among them.
On March 7, 2024, the Company closed on a $62.0 million non-recourse loan secured by the Ritz-Carlton Reserve Dorado Beach. The mortgage loan has a two-year term, is interest only and provides for a floating interest rate of SOFR + 4.75%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment of the effectiveness of our internal control over financial reporting, management has utilized the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, (2013 framework) (“COSO”).
We previously identified a material weakness related to the review controls over accounting for treatment of deemed dividends on redeemable preferred stock in arriving at net income (loss) attributable to common stockholders as of December 31, 2022. The Company implemented new controls whereby management evaluates the treatment of complex transactions including but not limited to deemed dividends on redeemable preferred stock in arriving at net income (loss) attributable to common stockholders, and where appropriate, engages third-party accounting experts to assist management in assessing the accounting in its consolidated financial statements. The Company tested the controls that were implemented and concluded that the controls were operating effectively as of December 31, 2023. As a result, management concluded that the material weakness was remediated as of December 31, 2023.
Based on management’s assessment of these criteria, we concluded that, as of December 31, 2023, our internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by BDO USA, P.C., an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Our management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Braemar Hotels & Resorts Inc.
Dallas, Texas

Opinion on Internal Control over Financial Reporting
We have audited Braemar Hotels & Resorts Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule and our report dated March 14, 2024 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
Dallas, Texas

March 14, 2024

Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Entry into a Material Definitive Agreement.
Limited Waiver Under Advisory Agreement
On March 11, 2024, we entered into a Limited Waiver Under Advisory Agreement with Ashford Inc. and Ashford LLC (the “Advisory Agreement Limited Waiver”). Pursuant to the Advisory Agreement Limited Waiver, the Company, the Operating Partnership, TRS and the Advisor waive the operation of any provision in our advisory agreement that would otherwise limit the ability of the Company in its discretion, at the Company’s cost and expense, to award during calendar year 2024, cash incentive compensation to employees and other representatives of the Advisor.
The foregoing description of the Advisory Agreement Limited Waiver contained in this Item 9B does not purport to be complete and is subject to and qualified in its entirety by the full text of the agreement, a copy of which is attached hereto as Exhibit 10.38 and incorporated herein by reference.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a), (c) Financial Statement Schedules
See “Item 8. Financial Statements and Supplementary Data,” on pages 108 through 153 hereof, for a list of our consolidated financial statements and report of independent registered public accounting firm.
The following financial statement schedule is included herein on page 165 through page 166 hereof.
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
3.1.1
Amendment Number One to the Articles of Amendment and Restatement of Ashford Hospitality Prime, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2017) (File No. 001-35972)

3.1.2
Amendment Number Two to Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 23, 2018) (File No. 001-35972)

3.1.3
Articles of Amendment of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-234663) filed with the SEC on January 24, 2020)

3.2
Fifth Amended and Restated Bylaws, as amended by Amendment No. 1 on February 27, 2024, adopted on February 27, 2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 1, 2024) (File No. 001-35972)

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

10.17.1†	Form of 2023 Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.17.1 to the Annual Report on Form 10-K filed on March 10, 2023 (File No. 001-35972)
10.17.2†	Form of 2023 Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.17.2 to the Annual Report on Form 10-K filed on March 10, 2023 (File No. 001-35972)
10.17.3†	Form of 2023 Performance LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.17.3 to the Annual Report on Form 10-K filed on March 10, 2023 (File No. 001-35972)
10.18†	Form of 2021 Performance LTIP Unit Award Agreement (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on May 7, 2021) (File No. 001-35972)
10.19†	Form of 2021 Performance Stock Unit Award Agreement (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on May 7, 2021) (File No. 001-35972)
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
10.32
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.33
Purchase and Sale Agreement, dated as of October 31, 2022, by and between SHR FSST, LLC and STRS FSST and BHR Scottsdale LP (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.34
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023) (File No. 001-35972)

10.35†
Amendment No. 4 to the Braemar Hotels & Resorts, Inc. Second Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2023) (File No. 001-35972)

10.36
Credit Agreement, dated as of July 31, 2023, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 1, 2023) (File No. 001-35972).

10.37*
Amendment No. 2 to the Master Project Management Agreement, dated as of February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Premier Project Management LLC and Braemar Hospitality Limited Partnership.

10.38*
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC.

10.39*
First Amendment to Credit Agreement, dated as of February 21, 2024, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc., the lenders party thereto and Bank of America, N.A.

21.1*	List of Subsidiaries of Braemar Hotels & Resorts Inc.
21.2*	List of Special Purpose Entities of Braemar Hotels & Resorts Inc.
23.1*	Consent of BDO USA, P. C.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
99.1
Release and waiver, by and between, Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022)

_________________________
* Filed herewith.
** Furnished herewith
† Management contract or compensatory plan or arrangement.
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income (Loss); (iv) Consolidated Statements of Equity;(v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2024.

BRAEMAR HOTELS & RESORTS INC.

By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MONTY J. BENNETT	Chairman of the Board of Directors	March 14, 2024
Monty J. Bennett

/s/ RICHARD J. STOCKTON	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2024
Richard J. Stockton

/s/ DERIC S. EUBANKS	Chief Financial Officer (Principal Financial Officer)	March 14, 2024
Deric S. Eubanks

/s/ JUSTIN R. COE	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2024
Justin R. Coe

/s/ STEFANI D. CARTER	Director	March 14, 2024
Stefani D. Carter

/s/ MATTHEW D. RINALDI	Director	March 14, 2024
Matthew D. Rinaldi

/s/ REBECA ODINO-JOHNSON	Director	March 14, 2024
Rebeca Odino-Johnson

/s/ KENNETH H. FEARN, JR.	Director	March 14, 2024
Kenneth H. Fearn, Jr.

/s/ ABTEEN VAZIRI	Director	March 14, 2024
Abteen Vaziri

/s/ MARY CANDACE EVANS	Director	March 14, 2024
Mary Candace Evans

SCHEDULE III
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

Column A		Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I
			Initial Cost		Costs Capitalized Since Acquisition		Gross Carrying Amount At Close of Period
Hotel Property	Location	Encumbrances	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Land	FF&E, Buildings and improvements	Total	Accumulated Depreciation	Construction Date	Acquisition Date	Income Statement
Capital Hilton	Washington, D.C.	$110,600	$45,721	$106,245	$—	$63,801	$45,721	$170,046	$215,767	$71,927	—	April 2007	(1),(2),(3)
Hilton La Jolla Torrey Pines	La Jolla, CA	66,600	—	114,614	—	7,644	—	122,258	122,258	55,311	—	April 2007	(1),(2),(3)
Marriott Seattle Waterfront	Seattle, WA	90,785	31,888	112,176	—	23,821	31,888	135,997	167,885	56,631	—	April 2007	(1),(2),(3)
The Notary Hotel	Philadelphia, PA	57,018	9,814	94,029	—	28,279	9,814	122,308	132,122	60,066	—	April 2007	(1),(2),(3)
The Clancy	San Francisco, CA	78,384	22,653	72,731	—	47,354	22,653	120,085	142,738	63,991	—	April 2007	(1),(2),(3)
Sofitel Chicago Magnificent Mile	Chicago, IL	66,993	12,631	140,369	—	1,528	12,631	141,897	154,528	38,250	—	February 2014	(1),(2),(3)
Pier House Resort & Spa	Key West, FL	80,000	59,731	33,011	—	1,272	59,731	34,283	94,014	12,208	—	March 2014	(1),(2),(3)
Bardessono Hotel and Spa	Yountville, CA	39,279	—	64,184	—	2,072	—	66,256	66,256	14,882	—	July 2015	(1),(2),(3)
Hotel Yountville	Yountville, CA	43,687	47,849	48,567	—	(4,088)	47,849	44,479	92,328	9,039	—	May 2017	(1),(2),(3)
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	70,500	89,117	56,383	353	14,243	89,470	70,626	160,096	19,130	—	March 2017	(1),(2),(3)
The Ritz-Carlton Sarasota	Sarasota, FL	117,034	83,630	99,782	—	5,730	83,630	105,512	189,142	20,400	—	April 2018	(1),(2),(3)
The Ritz-Carlton St. Thomas	St. Thomas, USVI	42,500	25,533	38,467	—	83,282	25,533	121,749	147,282	33,058	—	December 2015	(1),(2),(3)
The Ritz-Carlton Lake Tahoe	Truckee, CA	53,413	26,731	91,603	—	30,692	26,731	122,295	149,026	16,559	—	January 2019	(1),(2),(3)
Cameo Beverly Hills	Beverly Hills, CA	30,000	29,346	45,078	—	1,688	29,346	46,766	76,112	4,916	—	August 2021	(1),(2),(3)
The Ritz-Carlton Reserve Dorado Beach	Dorado, Puerto Rico	—	79,711	117,510	—	3,798	79,711	121,308	201,019	11,734	—	March 2022	(1),(2),(3)
Four Seasons Resort Scottsdale	Scottsdale, AZ	140,000	70,248	197,610	—	4,285	70,248	201,895	272,143	10,406	—	December 2022	(1),(2),(3)
Total		$1,086,793	$634,603	$1,432,359	$353	$315,401	$634,956	$1,747,760	$2,382,716	$498,508
__________________
(1)Estimated useful life for buildings is 39 years.
(2)Estimated useful life for building improvements is 7.5 years.
(3)Estimated useful life for furniture and fixtures is 1.5 to 5 years.
(4)The cost of land and depreciable property, net of accumulated depreciation, for U.S. federal income tax purposes was approximately $1.8 billion as of December 31, 2023.

	Year Ended December 31,
	2023	2022	2021
Investment in real estate:
Beginning balance	$2,325,093	$1,845,078	$1,784,849
Additions	92,384	516,754	95,663
Write-offs	(34,761)	(36,739)	(32,677)
Sales/disposals	—	—	(2,757)
Ending balance	$2,382,716	$2,325,093	$1,845,078
Accumulated depreciation:
Beginning balance	440,492	399,481	360,259
Depreciation expense	92,777	77,750	73,054
Write-offs	(34,761)	(36,739)	(32,677)
Sales/disposals	—	—	(1,155)
Ending balance	$498,508	$440,492	$399,481
Investment in real estate, net	$1,884,208	$1,884,601	$1,445,597