Form 10-K/A
period 2023-12-31
Braemar Hotels & Resorts Inc.
filed 2024-04-25
CIK 1574085

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
As of April 23, 2024, the registrant had 66,477,431 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On March 14, 2024, Braemar Hotels & Resorts Inc. (the “Company” or “Braemar”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year or as an amendment to the Form 10-K if such amendment is filed no later than the end of the 120-day period. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS AND EXECUTIVE OFFICERS
The following table identifies and sets forth certain information regarding our Directors and Executive Officers (as defined in Rule 3b-7 under the Exchange Act):

Name	Age	Position(s)
Richard J. Stockton	53	President, Chief Executive Officer and Director
Alex Rose	38	Executive Vice President, General Counsel and Secretary
Deric S. Eubanks	48	Chief Financial Officer and Treasurer
Justin Coe	40	Chief Accounting Officer
Monty J. Bennett	58	Chairman of the Board of Directors
Stefani D. Carter	46	Independent Director, Lead Director, Nominating and Corporate Governance Committee Chair
Candace Evans	69	Independent Director
Kenneth H. Fearn, Jr.	58	Independent Director, Audit Committee Chair
Rebeca Odino-Johnson	68	Independent Director
Matthew D. Rinaldi	49	Independent Director, Compensation Committee Chair
Abteen Vaziri	45	Independent Director, Related Party Transactions Chair
Richard J. Stockton. Mr. Stockton was appointed to the Board of Directors in July 2020. He has served as our Chief Executive Officer since November 2016 and as President since April 2017. He has also served as the Lead Independent Director of Spirit MTA REIT (NYSE: SMTA) and Trustee of its successor entity, SMTA Liquidating Trust, since 2018. Prior to joining our Company, Mr. Stockton served as Global Co-Head and Global Chief Operating Officer for Real Estate at CarVal Investors, a subsidiary of Cargill Inc., with real estate investments in the United States, Canada, the United Kingdom and France. He also previously served as President & CEO-Americas for OUE Limited, a publicly listed Singaporean property company, where he established the business that acquired and refurbished the US Bank Tower in Los Angeles in 2013. The majority of his career, over 16 years, was spent at Morgan Stanley in real estate investment banking in various roles including Head of EMEA Real Estate Banking in London, where he was responsible for business across Europe, the Middle East and Africa and Co-Head of Asia Pacific Real Estate Banking, where he was responsible for a team across Hong Kong, Singapore, Sydney and Mumbai. He is also a member of the Board of the American Hotel and Lodging Association. Mr. Stockton is a frequent speaker and panelist at industry conferences and events, including NAREIT, the NYU International Hospitality Industry Investment Conference, and the Americas Lodging Investment Summit. He is a dual citizen of the United States and the United Kingdom.
Mr. Stockton received a Master’s of Business Administration degree in Finance and Real Estate from The Wharton School, University of Pennsylvania, and a Bachelor of Science degree from Cornell University, School of Hotel Administration.
Experience, Qualifications, Attributes and Skills: Mr. Stockton's extensive industry experience as well as the strong and consistent leadership qualities he has displayed in his role as President and Chief Executive Officer of the Company and his experience with, and knowledge of, the Company and its operations gained in such role are vital qualifications and skills that make him uniquely qualified to serve as a director of the Company.
Alex Rose. Mr. Rose has served as our Executive Vice President, General Counsel and Secretary since July 2021 and has served in that capacity for Ashford Inc. and Ashford Hospitality Trust, Inc. (“Ashford Trust”) since July 2021. Mr. Rose brings a broad range of legal experience and corporate governance expertise to our Company. Prior to joining our Company in 2021, he was a Partner at Kirkland & Ellis LLP from July 2018 to June 2021, where he worked with public and private companies, as well as private equity funds and their portfolio companies, in connection with complex transactions such as mergers, acquisitions, joint ventures, divestitures, private financings, recapitalizations, debt and equity security investments, and other general corporate matters. Previously, Mr. Rose was an attorney at Jones Day and Vinson & Elkins LLP.
Mr. Rose holds a J.D. from Columbia University School of Law and a B.S. from the University of Kansas and is admitted to practice law in the States of Texas and New York.
Deric S. Eubanks. Mr. Eubanks has served as our Chief Financial Officer and Treasurer since June 2014. He has served in that capacity for each of Ashford Inc. and Ashford Trust since June 2014. Previously, Mr. Eubanks had served as our Senior Vice President of Finance since November 2013, a position he had also held at Ashford Trust since September 2011. Prior to his role as Senior Vice President of Finance at Ashford Trust, Mr. Eubanks was Vice President of Investments and was

responsible for sourcing and underwriting hotel investments, including direct equity investments, joint venture equity, preferred equity, mezzanine loans, first mortgages, B-notes, construction loans and other debt securities for Ashford Trust. Mr. Eubanks has been with Ashford Trust since its initial public offering in August 2003. Mr. Eubanks has written several articles for industry publications and is a frequent speaker at industry conferences and industry round tables. Before joining Ashford Trust, Mr. Eubanks was a Manager of Financial Analysis for ClubCorp, where he assisted in underwriting and analyzing investment opportunities in the golf and resort industries.
Mr. Eubanks earned a Bachelor of Business Administration degree from the Cox School of Business at Southern Methodist University and is a CFA charter holder. He is a member of the CFA Institute and the CFA Society of Dallas-Fort Worth.
Justin Coe. Mr. Coe has served as our Chief Accounting Officer since January 2024 and has served in that capacity for Ashford Inc. and for Ashford Trust since January 2024. Prior to serving as Chief Accounting Officer, Mr. Coe served as the Senior Vice President of Accounting of Ashford Inc. since July 2015. As Senior Vice President of Accounting, Mr. Coe was responsible for overseeing most of the accounting functions for Ashford Inc. and each of its advised platforms, including the Company and Ashford Trust. Such functions include tax, financial reporting, corporate controller, portfolio accounting, internal audit, information systems, acquisitions and special projects. Prior to joining Ashford Inc., Mr. Coe was a Senior Manager at Ernst & Young LLP and served since 2006 in various assurance and advisory roles for public and private companies in the airline, real estate, medical device and other industries domestically and internationally.
Mr. Coe holds Bachelor of Business Administration and Master of Accountancy degrees from Texas State University - San Marcos and is a licensed certified public accountant (CPA) in the state of Texas.
Monty J. Bennett. Mr. Bennett has served as Chairman of the Board of Directors since April 2013 and served as Chief Executive Officer of the Company from April 2013 to November 2016. Mr. Bennett is the Founder, Chairman & Chief Executive Officer of Ashford Inc. (NYSE American: AINC) and is also the Founder & Chairman of both Ashford Hospitality Trust, Inc. (NYSE: AHT) and Braemar Hotels & Resorts Inc. (NYSE: BHR). Mr. Bennett has over 26 years of experience in the hotel industry and has experience in virtually all aspects of the hospitality industry, including hotel ownership, finance, operations, development, asset management and project management. In addition to his roles at Ashford, over his career Mr. Bennett has been a member and leader in numerous industry associations.
Mr. Bennett is a lifelong advocate of civic engagement and takes pride in giving back to the Dallas-Fort Worth community. Together with the Ashford companies, he supports numerous charitable organizations including Alzheimer's Association, Habitat for Humanity, North Texas Food Bank, the S.M. Wright Foundation and the Special Olympics.
He holds a Master's degree in Business Administration from Cornell's S.C. Johnson Graduate School of Management and received a Bachelor of Science degree with distinction from the School of Hotel Administration also at Cornell. He is a life member of the Cornell Hotel Society.
Experience, Qualifications, Attributes and Skills: Mr. Bennett's extensive industry experience as well as the strong and consistent leadership qualities he has displayed in his role as Chairman, his prior role as the Chief Executive Officer of the Company and his experience with, and knowledge of, the Company and its operations gained in those roles and in his role as Chairman and Chief Executive Officer of Ashford Inc., his prior role as Chief Executive Officer and his current role as the Chairman of Ashford Trust, are vital qualifications and skills that make him uniquely qualified to serve as a director of the Company and as the Chairman of the Board.
Stefani D. Carter. Ms. Carter has served as a member of the Board of Directors since November 2013 and currently serves as our Lead Director. She serves as chair of our Nominating and Corporate Governance Committee and as a member of our Related Party Transactions Committee. She also serves as a member and chair of the Board of Directors of Wheeler Real Estate Investment Trust (NASDAQ: WHLR), a commercial real estate investment company, and as a member of the Board of Directors of Axos Bank and Axos Financial, Inc. (NYSE: AX). Ms. Carter has been a practicing attorney since 2005, specializing in civil litigation, contractual disputes and providing general counsel and advice to small businesses and individuals. Ms. Carter currently serves as the President of Dallas HERO, a Texas non-profit corporation. She is also principal of two entities, Stefani Carter & Associates, LLC, a consulting and legal services firm she founded in 2011, and Stable Realty, LLC, a real estate investments firm. From October 2020 to February 2023, Ms. Carter served as a litigation shareholder at Ferguson Braswell Fraser Kubasta PC (“FBFK”), a full-service law firm. Prior to FBFK, Ms. Carter served as senior counsel at the law firm of Estes Thorne & Carr PLLC for three years. In addition, Ms. Carter served as an elected representative of House District 102 in the Texas House of Representatives between 2011 and 2015. From 2008 to 2011, Ms. Carter was employed as an associate attorney at the law firm of Sayles Werbner, PC and from 2007 to 2008 was a prosecutor in the Collin County District Attorney's Office. Prior to joining the Collin County District Attorney's Office, Ms. Carter was an associate attorney at Vinson & Elkins LLP from 2005 to 2007. Ms. Carter has a Juris Doctor from Harvard Law School, a Master's in Public Policy from Harvard University's John F. Kennedy School of Government and a Bachelor of Arts in Government as well as a Bachelor of Journalism in News/Public Affairs from the University of Texas at Austin.
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
Candace Evans. Ms. Evans has served as a member of the Board of Directors since July 2019. She currently serves as a member of our Compensation Committee. Ms. Evans has been an award-winning business journalist, entrepreneur, and editor since 1980 and is the Founder & Publisher of CandysDirt.com and SecondShelters.com, vertical business-to-business websites devoted to the North Texas real estate industry and vacation home sales market. Her unique sites, founded in 2011, are among the highest read in Texas for local real estate and breaking news. The award-winning content is published daily by a staff of editors, with a subscription base of over 33,000. Banner, display and native ad sales have increased more than 10% per year since the sites were founded. She holds an active Texas real estate license. Ms. Evans is also an expert contributor to Forbes.com focusing on real estate. Ms. Evans has worked as an editor for DMagazine Partners, where she helped found the award-winning DHome Magazine in 2000. In addition, she conceived and created a successful real estate blog on the DMagazine URL in 2007-2010, DallasDirt.com. Prior to her long tenure at DMagazine, Ms. Evans worked for CBS News in New York, WBBM-TV in Chicago, KDFW-TV in Dallas, and has written for many publications in print and online, including Newsweek, Home, The Dallas Morning News, The Dallas Business Journal, D CEO, Modern Luxury Dallas, AOL Real Estate, Joel Kotkin's The New Geography, Medical Economics, The Fort Worth Star Telegram, Adweek, Texas Business, and others. Ms. Evans also currently serves on the Board of Directors of Preservation Dallas, a non-profit devoted to architectural preservation in North Texas.
Ms. Evans earned her M.S.J. from the Columbia University Graduate School of Journalism and her undergraduate degree at Wheaton College, and studied at Dartmouth College. She holds an active Texas real estate license.
Experience, Qualifications, Attributes and Skills: Ms. Evans brings her real estate marketing expertise and knowledge, and her experience with the rapidly changing world of online journalism, social media, and real estate marketing, as well as her extensive research into luxury hotels and the high-end luxury vacation home market, to the Board of Directors.
Kenneth H. Fearn, Jr. Mr. Fearn joined the Board of Directors in August 2016. He currently serves as chair of our Audit Committee. Mr. Fearn is Founder and Managing Partner of Integrated Capital LLC, a private equity real estate firm with a focus on hospitality assets in markets across the United States. Prior to founding Integrated Capital in 2004, Mr. Fearn was Managing Director and Chief Financial Officer of Maritz, Wolff & Co., a private equity firm engaged in real estate acquisition and development from 1995 to 2004. Maritz, Wolff & Co. managed three private equity investment funds, totaling approximately $500 million, focused on acquiring luxury hotels and resorts. Prior to his tenure at Maritz, Wolff & Co., from 1993 to 1995, Mr. Fearn was with McKinsey & Company, a strategy management consulting firm, resident in the Los Angeles office, where he worked with Fortune 200 companies to address issues of profitability and develop business strategies. Prior to McKinsey & Company, he worked at JP Morgan & Company where he was involved with corporate merger and acquisition assignments. Mr. Fearn received a Bachelor of Arts in Political Science from the University of California, Berkeley and a Master of Business Administration from the Harvard University Graduate School of Business.
Mr. Fearn serves on the Community Advisory Board for the Los Angeles Convention Center and Tourism Board, and he previously served on the Marriott International Owner Advisory Board and has twice served as an Entrepreneur in Residence at the Leland C. and Mary M. Pillsbury Institute for Hospitality Entrepreneurship at Cornell University. He also previously served as Chairman of the Board of Commissioners of the Community Redevelopment Agency of the City of Los Angeles as well as the board of directors of the Los Angeles Area Chamber of Commerce, where he was a member of the Executive Committee and the Finance Committee from 2005 to 2014.
Experience, Qualifications, Attributes and Skills: Mr. Fearn brings over 24 years of real estate and hospitality experience to the Board of Directors. During his career at Maritz, Wolff & Co. and Integrated Capital, he was involved in the acquisition of approximately $2 billion in hospitality assets and secured in excess of $2.5 billion in debt financing for hospitality asset acquisitions. His extensive contacts in the hospitality and commercial real estate lending industries will be beneficial in his service on the Board of Directors.
Rebeca Odino-Johnson. Ms. Odino-Johnson has served as a member of the Board of Directors since May 2022 and currently serves as a member of our Audit Committee and Compensation Committee. Ms. Odino-Johnson is the National Senior Vice President of Direct Marketing and Donor Experience at the American Heart Association, a position she has held since April 2018. Previously, Ms. Odino-Johnson served as Main Event Entertainment, LP's Chief Marketing and Sales Officer, from December 2015 to March 2018. Ms. Odino-Johnson served as the Chief Marketing and Culinary Officer of Bob Evans Farms

from December 2013 to October 2015. Additionally, Ms. Odino-Johnson served as Senior Vice President and Chief Marketing and Culinary Officer at Dine Brands Global Inc. from November 2008 to July 2013, where she led marketing efforts for restaurant brands such as Applebees. From January 2004 to February 2008, Ms. Odino-Johnson served as Executive Vice President, Senior Vice President and Chief Marketing and Global Branding Officer for Brinker International, Inc. Ms. Odino-Johnson spent 16 years at PepsiCo, Inc. in various marketing and sales positions including General Manager and Vice-President of Marketing for Frito-Lay North America, with direct financial and strategic planning responsibility for the profitable growth of the $3.8 billion Doritos and Cheetos business unit, representing 30% of Frito-Lay North America. She grew the Cheetos brand from $500 million to $1 billion and launched Baked Lay’s, resulting in $250 million in sales in the first year, representing Frito-Lay’s most successful launch. Ms. Odino-Johnson received a Bachelor of Business Administration in Marketing and Finance from Dallas Baptist University, from which she graduated magna cum laude. She also graduated from the Harvard Business School Advanced Management Program and has received a Master’s Degree in Digital Marketing and Analytics from Wake Forest University.
Ms. Odino-Johnson has served on the Alex Lee Family of Companies board of directors since February 2016. She has served on the Advisory Board of Data Axie since July 2020 and The North Texas Food Bank since October 2023. She previously served on PepsiCo’s Latino/Hispanic Advisory Board. Ms. Odino-Johnson is a member of the NACD.
Experience, Qualifications, Attributes and Skills: Ms. Odino-Johnson brings extensive experience as a marketing executive, counseling companies and organizations on strategic and digital marketing strategies, to the Board of Directors.
Matthew D. Rinaldi. Mr. Rinaldi has served as a member of the Board of Directors since November 2013 and currently serves as chair of our Compensation Committee and as a member of our Related Party Transactions Committee. Mr. Rinaldi is a licensed attorney whose practice has focused on in-house corporate and real estate matters and representing businesses in a broad range of complex commercial litigation and appellate matters, including securities class action lawsuits, director and officer liability, real estate, antitrust, insurance and intellectual property litigation. Mr. Rinaldi is the General Counsel of Farjo Holdings, LP, a position he has held since June 2023. Previously, Mr. Rinaldi was General Counsel of Quantas Healthcare Management, LLC and its affiliated medical facilities from June 2017 to June 2023. Mr. Rinaldi also served as an elected representative of Texas House District 115 in the Texas House from 2014 to 2019. Mr. Rinaldi served as Senior Counsel with the law firm of Dykema from July 2014 through June 2017. Mr. Rinaldi practiced law as a solo practitioner from November 2013 to July 2014 and served as counsel with the law firm of Miller, Egan, Molter & Nelson, LLP from 2009 to November 2013. Prior to joining Miller, Egan, Molter & Nelson, LLP, Mr. Rinaldi was an associate attorney at the law firm of K&L Gates LLP from 2006 to 2009 and an associate attorney at the law firm of Gibson, Dunn and Crutcher, LLP from 2001 to 2006, where he defended corporate officers and accounting firms in securities class action lawsuits and assisted with SEC compliance issues. Mr. Rinaldi has extensive experience in corporate and real estate law, in federal, state and appellate courts, and has represented and counseled a broad spectrum of clients, including Fortune 500 companies, “Big Four” accounting firms and insurance companies, healthcare companies and real estate developers, as well as small businesses and individuals. Mr. Rinaldi has a Juris Doctor, cum laude, from Boston University and a Bachelor of Business Administration in Economics, cum laude, from James Madison University.
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
Abteen Vaziri. Mr. Vaziri has served as a member of the Board of Directors since October 2017. He currently serves as chair of our Related Party Transactions Committee and as a member of our Audit Committee and our Nominating and Corporate Governance Committee. Mr. Vaziri has worked in all aspects of evaluating hotel assets, from evaluating investments in the hospitality, gaming, and lodging industries to analyzing the development of hotels, the evaluation of hotel F&B operations and analyzing and executing traditional and EB-5 hotel financings. Mr. Vaziri currently serves as Chief Investment Officer and President of Uptown Companies, Inc. Previously, Mr. Vaziri was a Managing Director at Brevet Capital Management, a position he held from June 2018 to August 2023, where he was in charge of originating and the payback of over $500 million of real estate assets, and built Brevet’s EB-5 and real estate practices. Mr. Vaziri served as a director at Greystone & Co, an institutional real estate lender, where Mr. Vaziri helped build Greystone's EB-5 real estate financing platform. Mr. Vaziri earned a Bachelor of Science in Computer Science at the University of Texas at Dallas and a Masters of Business Administration in Finance from the Cox School of Business at Southern Methodist University. Mr. Vaziri also obtained a Juris Doctor degree from Fordham University School of Law with a concentration in Finance and Business Law. He is licensed to practice law in the states of New York and Texas.
Experience, Qualifications, Attributes and Skills: Mr. Vaziri brings his in-depth knowledge of financing, evaluating and managing hotel assets, his real estate experience, and his experience as a director of an institutional real estate lender, and managing director of a mezzanine lender, and EB-5 fundraising expertise to the Board. He also has significant experience in strategic planning, accounting, finance and risk management.
Terms of Directors and Executive Officers
All of our directors are elected annually by our stockholders. Our Nominating and Corporate Governance Committee has recommended, and our Board of Directors has nominated, for re-election all eight persons currently serving as directors of the Company. If elected by the required vote, each of the persons nominated as director will serve until the next annual meeting of stockholders and until his or her successor is duly elected and qualified.
Our Executive Officers are not appointed to serve for any specific term, but serve at the pleasure of the Board of Directors.
Attendance at Annual Meeting of Stockholders
In keeping with our corporate governance principles, directors are expected to attend the annual meeting of stockholders in person. All persons who were directors at the time of our 2023 annual meeting of stockholders attended our annual meeting in person.
Delinquent Section 16(a) Reports
To our knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to us and the written representations of our directors, officers (as defined in Rule 16a-1 under the Exchange Act, “Section 16 Officers”) and beneficial owners of more than ten percent of outstanding common stock of the Company that no other reports were required, and during the year ended December 31, 2023, all of our directors, Section 16 Officers and beneficial owners of more than ten percent of our common stock were in compliance with the Section 16(a) filing requirements.
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics applies to each of our directors and officers and employees. The term “officers and employees” includes individuals who: (i) are employed directly by us, if any (we do not currently employ any employees); or (ii) are employed by our advisor or its subsidiaries and: (a) have been named one of our officers by our Board; or (b) have been designated as subject to the Code of Business Conduct and Ethics by the legal department of our advisor. Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;
•full, fair, accurate, timely and understandable disclosure in our reports ﬁled with the SEC and our other public communications;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of the code to appropriate persons identified in the code;
•protection of Company assets, including corporate opportunities and confidential information; and
•accountability for compliance to the code.
Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors may be made only by the Board or one of the Board committees and will be promptly disclosed if and to the extent required by law or stock exchange regulations.
Committees of our Board of Directors
The Company’s Board of Directors has a separately-designated standing Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Kenneth H. Fearn, Jr. (chair), Rebeca Odino-Johnson and Abteen Vaziri. Each of Messrs. Fearn and Vaziri qualifies as an “audit committee financial expert,” as defined by the applicable rules and regulations of the Exchange Act. All of the members of our Audit Committee on and after January 1, 2023 are “financially literate” under the NYSE listing standards. The Audit Committee met a total of six times in 2023.
ITEM 11. EXECUTIVE COMPENSATION.
We are externally advised by Ashford Inc. pursuant to an advisory agreement. Ashford Inc., through its operating company Ashford Hospitality Advisors LLC (“Ashford LLC”), is responsible for implementing our investment strategies and managing our operations. Our advisor manages the day-to-day operations of our Company and our affiliates in exchange for an advisory fee, the terms of which are described under “Our Relationship and Agreements with Ashford Inc. and its Subsidiaries.” As a consequence of this management arrangement and although the Company has executive officers, it does not have any employees. Each of the Company's executive officers is, however, an employee of our advisor and is compensated by our advisor in his capacity as such. During all of 2021, 2022 and 2023, the cash compensation received by our executive officers was paid to those persons by Ashford Inc. in their capacity as employees of our advisor. However, our executive officers (as well as other employees of our advisor) continue to be eligible to receive equity-based (and, for 2022, 2023 and 2024, certain deferred cash) awards under our 2013 Equity Incentive Plan as described below. We do not, however, provide any other compensation or employee benefit plans for our executive officers.

Pursuant to our advisory agreement, we pay Ashford Inc. an advisory fee. In turn, Ashford Inc. uses a portion of the proceeds of such advisory fee to pay the cash compensation it pays its personnel. We do not specifically reimburse Ashford Inc. for any executive officer compensation or benefits costs. The following is a summary of the advisory fees we paid to Ashford Inc. in 2023 and the total 2023 compensation paid to our named executive officers:

•Under the terms of our advisory agreement, we incurred a total advisory fee of approximately $31.1 million to Ashford Inc., comprised of a base fee of approximately $14.0 million, approximately $8.4 million of reimbursable expenses inclusive of deferred cash compensation and equity-based compensation expense of approximately $8.8 million associated with equity grants of our common stock and LTIP units awarded to our executive officers and the officers and certain employees of Ashford Inc. and its aﬃliates.
•No speciﬁc portion of our advisory fee is allocated to the compensation paid by Ashford Inc. to its employees, who are also our executive officers. Our advisor makes all decisions relating to compensation paid by Ashford Inc. to our executive officers, who are its employees based on such factors as the terms of their employment agreements with Ashford Inc. and an evaluation of the performance of such employees on behalf of Ashford Inc. and its advisees during the year.
•For 2023, our named executive officers earned total cash compensation of approximately $5.1 million from Ashford Inc. based on amounts determined through the date hereof. This amount was comprised of an aggregate of approximately $2.2 million in salaries and an aggregate of approximately $2.9 million in cash bonuses. In addition, Ashford Inc. granted 56,614 restricted shares of common stock of Ashford Inc. with an aggregate grant date fair value of approximately $769,000 to our named executive officers.
•Not all of the cash compensation received by our named executive officers from Ashford Inc. was attributable to services performed by its employees in their capacity as our executive officers. Based on a review of the proportion that the operations of the Company represents of the total operations managed using various measures of size (revenue, assets and total enterprise value), we estimate that approximately 30% of the compensation paid by Ashford Inc. to our named executive officers is attributable to services provided by our named executive officers to us.
•The 2023 annual bonus program at Ashford Inc. took into account a variety of financial performance factors, including the level of attainment of budgeted revenue, budgeted adjusted EBITDA, liquidity levels and capital raising, as well as non-financial strategic goals related to investor outreach and loan refinancing.
2023 and 2024 Incentive Compensation Grant Decisions
The Compensation Committee believes that our named executive officers should have an ongoing stake in the long-term success of our business, and our incentive compensation program is intended to align our executives' interests with those of our stockholders, as well as to reward our executive officers for their performance on the Company's behalf. Under our incentive compensation program, the Compensation Committee determines the size of potential awards by officer based on a review of market pay levels, taking into consideration the size of our Company against our peers, as well as multiple other factors including, but not limited to, the Company's and each named executive officer's individual performance, competitive award opportunities provided to similarly situated executives, and our named executive officers' roles and responsibilities.
The SEC's rules require disclosure in the tables that follow this Compensation Discussion and Analysis of the equity awards that were granted to our named executive officers in 2023. However, this “2023 and 2024 Incentive Compensation Grant Decisions” section describes incentive compensation grants made to our named executive officers in March 2024 because the Company's long-term incentive compensation awards are granted to named executive officers in respect of their performance during the preceding year. For a discussion of awards made in 2023 (in respect of 2022 service), please refer to the “Executive Compensation” discussion contained in our 2023 proxy statement, filed with the SEC on March 28, 2023.
For our March 2024 awards based on 2023 performance, the size of the potential awards for our named executive officers was determined based on 2023 performance, historical compensation levels in the hospitality REIT sector and the recommendations of the Chairman in setting the awards for each individual named executive officer. 2023 performance was evaluated based on six business objectives established by the Board of Directors. The Board believes these objectives reflected the cyclicality of the industry in which we operate and evolving changes in market conditions and were appropriate to further align the interests of the named executive officers with the interests of our stockholders. The following table summarizes the six business objectives set by the Board of Directors for 2023, along with the actual results:
2023 Business Objectives

	Budget	Actual	Comment
Revenue	$744.8M	$739.3M	Missed by 0.7%
Adjusted EBITDAre	$184.9M	$176.7M	Missed by 4.6%
Address all mortgage debt extension tests and final maturities in 2023			Achieved
Complete Ritz-Carlton Lake Tahoe Residences Sales & Marketing office			Achieved
Maintain liquidity of $50M*	$50.0M	$182.4M	Achieved
Conduct at least 200 interactions with investors / analysts consisting of calls, meetings and/or presentations	200	422	Achieved
*    Cash & equivalents, restricted cash, marketable securities, due from related/third parties, and available credit facility.
Based on its review of 2023 performance, including the Company’s attainment of four of the six business objectives and the narrow shortfall on the revenue goal, the Committee determined to make deferred cash compensation awards to the named executive officers (as further described below) at approximately 80% of the level that might have been awarded had all six objectives been attained in full.
For 2024, the Company continued its reliance on deferred cash payments “Deferred Cash Awards”) and determined, for 2024, to grant long-term incentive awards exclusively in that form in lieu of providing part of the award in the form of performance stock units “PSUs”) or performance LTIP Units (“Performance LTIPs”). 1/12th of the Deferred Cash Award vested upon grant, and the remaining 11/12ths will vest generally subject to continued service over the 11 calendar quarters first ending June 30, 2023 and thereafter. Previously granted PSUs and Performance LTIPs remain outstanding in accordance with their terms.
A summary of the Deferred Cash Awards granted in March 2024 to our named executive officers is as follows.

Deferred Cash Amount ($)
Richard J. Stockton	2,596,369
Deric S. Eubanks	1,147,717
Alex Rose	869,482
Mark L. Nunneley	660,806
As noted above, the Company in the past has granted equity in the form of LTIP units. The LTIP units are a special class of partnership units in Braemar OP called “long-term incentive partnership units.” Grants of LTIP units are designed to offer executives the same long-term incentive as restricted stock, while allowing them more favorable income tax treatment. Each LTIP unit awarded is deemed equivalent to an award of one share of common stock reserved under our stock incentive plan, reducing availability for other equity awards, because LTIP units are convertible into common units of Braemar OP, which may themselves be converted into shares of our common stock based on a conversion ratio of 1:1. As a result, an LTIP unit granted may result in an issuance of one share of our common stock. LTIP units, whether vested or not, receive the same quarterly per unit distributions as common units of our operating partnership, which typically equal per share dividends on our common stock, if any. This treatment with respect to quarterly distributions is analogous to the typical treatment of time-vested restricted stock. (Note that distributions on Performance LTIPs accrue on unvested units and are paid in the form of additional common units of our operating partnership on the actual number of LTIP units that vest.) The key difference between LTIP units and restricted stock is that at the time of award, LTIP units do not have full economic parity with common units but can achieve such parity over time. Upon the occurrence of certain corporate events, which are not performance-related events, the capital accounts of our operating partnership may be adjusted, allowing for the LTIP units to achieve parity with the common units over time. If such parity is reached, vested LTIP units become convertible into an equal number of common units. Until and unless such parity is reached, the value that an executive will realize for a given number of vested LTIP units is less than the value of an equal number of shares of our common stock.
Subject to satisfaction of the applicable performance- or service-vesting requirements for the LTIP units or Performance LTIPs, the LTIP units will achieve parity with the common units upon the sale or deemed sale of all or substantially all of the assets of the partnership at a time when the Company's stock is trading at some level in excess of the price it was trading at on the date of the LTIP issuance. More specifically, LTIP units will achieve full economic parity with common units in connection with (i) the actual sale of all or substantially all of the assets of Braemar OP or (ii) the hypothetical sale of such assets, which results from a capital account revaluation, as defined in the partnership agreement for Braemar OP. A capital account revaluation generally occurs whenever there is an issuance of additional partnership interests or the redemption of a partnership interest. If a sale, or deemed sale as a result of a capital account revaluation, occurs at a time when Braemar OP's assets have sufficiently appreciated, the LTIP units will achieve full economic parity with the common units. However, in the absence of sufficient appreciation in the value of the assets of Braemar OP at the time a sale or deemed sale occurs, full economic parity would not be reached. Until and unless such economic parity is reached, the value that an executive will realize for vested LTIP units will be less than the value of an equal number of shares of our common stock.

Summary Compensation Table
The following table sets forth the fiscal 2023, 2022, and 2021 compensation paid to or earned by the Company's named executive officers.

Name and Principal Position	Year	Salary (1)	Stock Awards/LTIPs (2)	All Other Compensation (4)	Total
Richard J. Stockton	2023	$—	$833,875	$1,163,830	$1,997,705
President and Chief Executive Officer	2022	$—	$1,232,106	$422,556	$1,654,662
	2021	$—	$2,454,338	$—	$2,454,338
Deric S. Eubanks	2023	$—	$419,773	$588,753	$1,008,526
Chief Financial Officer	2022	$—	$594,684	$203,949	$798,633
	2021	$—	$1,570,772	$—	$1,570,772
Alex Rose (3)	2023	$—	$318,012	$373,755	$691,767
Executive Vice President, General Counsel and Secretary	2022	$—	$239,794	$82,237	$322,031
Mark L. Nunneley	2023	$—	$241,689	$339,974	$581,663
Former Chief Accounting Officer	2022	$—	$345,295	$118,421	$463,717
	2021	$—	$916,286	$—	$916,286
(1)We do not pay salary or bonus compensation to our executive officers, including our named executive officers. However, we grant our executives and the executives and employees of our advisor and its subsidiaries equity-based (and, for 2023 and 2022, certain cash-based incentive compensation) awards, if and to the extent determined appropriate by our Compensation Committee. No allocation of the total compensation paid and benefits provided by Ashford Inc. to its officers and employees who are our named executive officers is made for the time spent by such persons on behalf of either our Company or Ashford Trust. As a result, we have not included any amount of the compensation paid and benefits provided to such persons by Ashford Inc. in the foregoing summary compensation table.
(2)Represents the total grant date fair value of restricted stock awards, LTIP unit awards, PSU awards, and performance LTIP awards made in the fiscal year indicated (with respect to prior year performance), computed in accordance with FASB ASC Topic 718 without regard to the effects of forfeiture. See notes 2, 11 and 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the assumptions used in the valuation of stock-based awards. With respect to the PSUs and Performance LTIPs, the amount reflected in the Summary Compensation Table assumes that the required performance goals will be achieved at target levels. The following table provides the grant date fair values of the Performance LTIPs and the PSUs issued to the named executive officers in 2023 assuming maximum performance is achieved. The grant date fair value of the Performance LTIPs and PSUs assuming target performance is one-half of the amount shown in the table below.

Name	At Maximum
Richard J. Stockton	$1,667,751
Deric S. Eubanks	$839,547
Alex Rose	$636,024
Mark L. Nunneley	$483,378
(3)Mr. Rose first became an NEO in 2022.
(4)Represents payments for 2023 and 2022 under deferred cash awards granted by the Company in 2023 and 2022, which provide for potential payments over three years.

Outstanding Equity Awards at 2023 Fiscal Year End
The following table sets forth information concerning outstanding equity awards for each of our named executive officers as of December 31, 2023:

Name	Number of Service-Based Equity Awards That Had Not Vested at December 31, 2023		Market Value of Service-Based Equity Awards That Had Not Vested at December 31, 2023 (1)	Number of Equity Incentive Plan Awards (PSUs and Performance LTIPs) That Were Unearned or Not Vested at December 31, 2023		Market Value of Equity Incentive Plan Awards (PSUs and Performance LTIPs) That Were Unearned or Not Vested at December 31, 2023(1)
Richard J. Stockton	30,255	(2)	$75,638	—		$—
	28,076	(3)	$70,190	—		$—
	—		$—	104,593	(4)	$261,483
	—		$—	88,148	(5)	$220,369
Deric S. Eubanks	19,364	(2)	$48,410	—		$—
	17,969	(3)	$44,923	—		$—
	—		$—	50,483	(4)	$126,206
	—		$—	44,374	(5)	$110,934
Alex Rose	—		$—	20,356	(4)	$50,890
	—		$—	33,617	(5)	$84,041
Mark L. Nunneley	11,296	(2)	$28,240	—		$—
	10,482	(3)	$26,205	—		$—
	—		$—	29,312	(5)	$73,280
	—		$—	25,549	(5)	$63,871
(1)Market value of unvested time-based and performance-based awards is based on the closing share price of our common stock on the NYSE on December 29, 2023 of $2.50.
(2)These restricted shares or LTIPs were granted on March 15, 2021 with an initial vesting term of three years. One-third of the awards initially granted vested on March 15, 2022; one-third vested on March 15, 2023; and the remaining one-third vested on March 15, 2024.
(3)These restricted shares or LTIPs were granted on May 11, 2021 with an initial vesting term of three years. One-third of the awards initially granted vested on March 15, 2022; one-third vested on March 15, 2023; and the remaining one-third vested on March 15, 2024.
(4)These PSU awards or Performance LTIPs were granted on March 15, 2022 and assuming continued service and achievement of the specified performance-based vesting criteria, the awards will vest on December 31, 2024. Amount reflects the threshold payout level, which is 50% of the target level; however, the actual number of PSUs or Performance LTIPs that will vest could range from 0% to 200% of the target number.
(5)These PSU awards or Performance LTIPs were granted on March 3, 2023 and assuming continued service and achievement of the specified performance-based vesting criteria, the awards will vest on December 31, 2025. Amount reflects the threshold payout level, which is 50% of the target level; however, the actual number of PSUs or Performance LTIPs that will vest could range from 0% to 200% of the target number.
Potential Payments Upon Termination of Employment or Change of Control
We are not a party to any employment agreements with our executive officers. As a result, all payments we would need to make to any named executive officer upon termination of employment or following a change of control are pursuant to awards granted under our equity incentive plan and the award agreements issued thereunder (which, for our executive officers, incorporate by reference certain acceleration of vesting provisions contained in the employment agreements that each executive officer has entered into with our advisor).
Generally, our equity awards (other than performance awards) and our deferred cash awards will fully vest upon: (i) the death or disability of the named executive officer; (ii) the termination or removal of the named executive officer as an employee or consultant of the Company or an affiliate without “cause” (as defined therein) or by the named executive officer for “good reason” (as defined therein); or (iii) the termination without “cause” or resignation for any reason of the named executive officer as an employee or consultant of the Company or an affiliate within one year from the effective date of a change of control of the Company.
The PSUs and Performance LTIPs granted to the named executive officers will be eligible for accelerated vesting upon: (i) the termination or removal of the named executive officer as an employee of the Company by the Company without “cause” (including a termination of the advisory agreement with our advisor) or by the named executive officer for “good reason”; (ii) the death or disability of the named executive officer; (iii) a change of control of the Company; (iv) a change of control of our advisor, if such change of control results in the vesting of the award under the terms of any employment agreement that the named executive officer has with our advisor; and (v) an involuntary termination of employment or the nonrenewal of the employment agreement to the extent such event causes vesting of the award under the employment agreement the named executive officer has with our advisor. (Our advisor is an affiliate under our equity incentive plan.) The number of PSUs or Performance LTIPs that vests is generally calculated based on performance at the greater of target or actual performance (based on a truncated performance period), except that in the case of clauses (iii) and (iv), the number is based solely on actual performance (based on a truncated performance period).
For the purposes of the plan, the following definitions apply:

“Cause” has, with respect to a named executive officer, the same definition as in any employment agreement that such named executive officer has with the Company, Ashford Inc., or any of their respective affiliates. In the employment agreements that our named executive officers have with our advisor, “cause” generally means, in some cases subject to cure rights, the named executive officer's:
•conviction of, or entry of a plea of guilty or nolo contendere to, a felony (exclusive of a conviction, plea of guilty, or plea of nolo contendere arising under a statutory provision imposing criminal liability on a per se basis due to any oﬃces held by the named executive oﬃcer pursuant to the employment agreement, so long as any act or omission of the named executive oﬃcer with respect to such matter was not taken or omitted in contravention of any applicable policy or directive of our advisor's board of directors);
•willful breach of duty of loyalty which is materially detrimental to our advisor or any entity that it advises;
•willful failure to perform or adhere to explicitly stated duties or guidelines of employment or to follow the lawful directives of our advisor;
•gross negligence or willful misconduct in the performance of duties;
•willful commission of an act of dishonesty resulting in material economic or ﬁnancial injury to our advisor or any entity that it advises, or willful commission of fraud;
•chronic absence from work for reasons other than illness; or
•in the case of Mr. Eubanks, certain other acts or omissions, including without limitation a failure to cooperate with certain investigations or willful conduct that has or could reasonably be expected to have a material adverse effect on our advisor or any entity that it advises or on his ability to function in his assigned role.
A “change of control” of the Company is deemed to have occurred when:
•any person other than (A) the Company or any of its subsidiaries, (B) any employee beneﬁt plan of the Company or any of its subsidiaries, (C) Ashford Inc. or an aﬃliate, (D) a company owned, directly or indirectly, by stockholders of the Company in substantially the same proportions as their ownership of the Company, or (E) an underwriter temporarily holding securities pursuant to an oﬀering of such securities, becomes the beneﬁcial owner, directly or indirectly, of securities of the Company representing 30% or more of the shares of voting stock of the Company then outstanding;
•the consummation of any merger, organization, business combination, or consolidation of the Company or one of its subsidiaries with or into any other company, other than a merger, reorganization, business combination, or consolidation which would result in the holders of the voting securities of the Company outstanding immediately prior thereto holding securities which represent immediately after such merger, reorganization, business combination, or consolidation more than 50% of the combined voting power of the voting securities of the Company or the surviving company or the parent of such surviving company;
•the consummation of a sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposition if the holders of the voting securities of the Company outstanding immediately prior thereto hold securities immediately thereafter which represent more than 50% of the combined voting power of the voting securities of the acquiror, or parent of the acquiror, of such assets, or the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company; or
•individuals who, as of the eﬀective date of the 2013 Equity Incentive Plan, constituted our Board cease for any reason to constitute at least a majority of our Board; provided, however, that any individual becoming a director subsequent to the eﬀective date whose election by our Board was approved by a vote of at least a majority of the directors then comprising the Board is considered as though such individual were a member of the initial Board, but excluding, for this purpose, any such individual whose initial assumption of oﬃce occurs as a result of an election contest with respect to the election or removal of directors or other solicitation of proxies or consents by or on behalf of a person other than our Board.
“Good reason” has, with respect to a named executive officer, the same definition as in any employment agreement that such named executive officer has with the Company, Ashford Inc., or any of their respective affiliates. In the employment agreements that our named executive officers have with our advisor, “good reason” generally means:
•the assignment to the named executive oﬃcer of any duties, responsibilities, or reporting requirements inconsistent with his or her position, or any material diminishment of the named executive officer's duties, responsibilities, or status;
•a reduction by our advisor in the named executive officer's base salary or target bonus;
•the requirement that the principal place of business at which the named executive oﬃcer performs his or her duties be changed to a location outside the greater Dallas metropolitan area; or

•any material breach by the advisor of the employment agreement.
The following table sets forth the value of the equity and deferred cash awards held by the Company's named executive officers as of December 31, 2023 whose vesting would accelerate in the circumstances described above, assuming a common stock value of $2.50 per share, the closing share price of the common stock as of December 29, 2023, and, as applicable, that the outstanding performance-based awards are paid out at the target level, other than the performance LTIPs, which assume the maximum level. The actual amount paid out to an executive upon an actual termination or change of control can only be determined at the time of such event.

Name	Change in Control (No Termination) (1)	Involuntary Termination from Advisor, Death, Disability and Non-Renewal of Employment Agreement(1)
Richard J. Stockton	$1,486,668	$3,537,598
Deric S. Eubanks	$726,693	$1,793,582
Alex Rose	$269,863	$935,135
Mark L. Nunneley	$420,863	$1,036,835
(1)    Values assume that the outstanding performance-based awards are paid out at the target level, other than the performance LTIPs, which assume the maximum level.
Director Compensation
Each of our non-executive directors (other than our Chairman, Mr. Monty J. Bennett) is paid an annual base cash retainer of $55,000, and an additional fee of $2,000 for each Board or committee meeting that he or she attends in person (in a non-committee chairperson capacity), $3,000 for each committee meeting that he or she attends as committee chairperson and $500 for each Board or committee meeting that he or she attends via teleconference. Non-executive directors (other than Mr. Bennett) serving in the following capacities also receive the additional annual cash retainers set forth below:

Capacity	Additional Annual Retainer
Lead Director	$25,000
Audit Committee Chairperson	$25,000
Audit Committee Member (Non-Chairperson)	$5,000
Compensation Committee Chairperson	$15,000
Nominating and Corporate Governance Committee Chairperson	$10,000
Related Party Transactions Committee Chairperson	$15,000
Related Party Transactions Committee Member (Non-Chairperson)	$10,000
Non-executive directors may also be paid additional cash retainers from time to time for service on special committees. Officers receive no additional compensation for serving on the Board. We reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on the Board.
In addition, on the date of the first meeting of the Board of Directors following each annual meeting of stockholders at which a non-executive director is initially elected or re-elected to our Board of Directors or as soon as reasonably practicable thereafter, each non-executive director receives a grant of shares of our common stock or, at the election of each director, long-term incentive partnership units (“LTIP units”) in Braemar Hospitality Limited Partnership (“Braemar OP”), which are issued under our Second Amended and Restated 2013 Equity Incentive Plan, as amended (the “2013 Equity Incentive Plan”) and are fully vested immediately. Vested LTIP units, upon achieving parity with the common units of Braemar OP, are convertible into common partnership units of Braemar OP at the option of the grantee. Common partnership units are redeemable for cash or, at our option, convertible into shares of our common stock on a one-for-one basis.
Beginning in fiscal 2018, we adopted a policy that sets the size of the share/unit grants in three-year cycles by establishing a grant size in the first year of the cycle as a fixed number of shares/units to be granted annually. In 2018, the Board established an annual grant amount for the 2018-2020 cycle of 5,700 shares/units, worth approximately $60,000 as of the date of determination in 2018. Therefore, in each of fiscal 2018, 2019, and 2020, each non-executive director received a grant of 5,700 shares of fully vested common stock or LTIP units. In 2021, the annual grant was “reset” by establishing a new annual grant size (11,194 shares/units, worth approximately $78,500 as of the date of determination in 2021) that applied for the 2021-2023 three-year cycle. In 2022, however, upon the recommendation of our compensation consultant, the annual grant was again “reset” by establishing a new annual grant size (14,925 shares/units, worth approximately $80,000 as of the date of determination in 2022) that applied for the remainder of the 2021-2023 three-year cycle.

Our Chairman, Mr. Bennett, instead receives an annual incentive compensation grant (for the 2023 award, in the form of an equity-based award and a deferred cash compensation award and for the award granted in 2024 in respect of 2023 in the form of a deferred cash only) with a value and vesting schedule that is determined by the Board after review of the Company's prior fiscal year performance, considering the same factors as the Board takes into account in making (and providing generally the same vesting terms as) the annual incentive compensation grants to our named executive officers (as further described below under “Executive Compensation”). Mr. Bennett's annual award is not granted in respect of his service on the Board but instead in recognition of the extraordinary service that he provides to the Company indirectly through his employment with our advisor. The Board believes that the size of, and vesting schedule applicable to, Mr. Bennett's annual grant is appropriate because it reflects the scale of his historical and ongoing contributions to the Company, the depth of his expertise and knowledge of both the Company and our industry generally, and his continuous leadership as a founder of the Company and our advisor.
Our Corporate Governance Guidelines provide a stock ownership requirement for our directors. Under our guidelines, each director should hold common stock with a value in excess of three times his or her annual Board retainer fee in effect at the time of such director's election to the Board (excluding any portion of the retainer fee representing additional compensation for being a committee chairman or committee member). New directors are expected to achieve compliance with this requirement within four years from the date of election or appointment. Once a director has met his or her guideline, he or she will not be considered to be out of compliance with the guideline as a result of stock price volatility. The Company calculates the minimum number of shares necessary to meet compliance with the guidelines, and that number of shares will be the number required to be held through the remaining term of a director's tenure. Although directors may not sell any common stock granted to them in connection with their service to the Company until the director is in compliance with the guidelines, no director is required to acquire shares on the open market (or is prohibited from selling shares acquired on the open market) in order to meet compliance with the guidelines. As of December 31, 2023, each of our directors had stock ownership that met the guidelines or was within the grace period for satisfying the requirements.
The following table summarizes the compensation paid by us to our non-executive directors for their services for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash	LTIP/Stock Awards(1)	All Other Compensation(2)	Total
Monty J. Bennett	$—	$—	$3,107,649	$3,107,649
Stefani D. Carter	$118,000	$60,745	$—	$178,745
Candace Evans	$66,000	$60,745	$—	$126,745
Kenneth H. Fearn, Jr.	$94,500	$60,745	$—	$155,245
Rebeca Odino-Johnson	$72,000	$60,745	$—	$132,745
Matthew D. Rinaldi	$93,500	$60,745	$—	$154,245
Abteen Vaziri	$91,500	$60,745	$—	$152,245
(1)Based on the fair market value of the stock awards computed in accordance with FASB ASC Topic 718 on the date of the grant. See notes 2, 11 and 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the assumptions used in the valuation of stock-based awards. Mses. Evans and Odino-Johnson and Mr. Vaziri elected to receive their equity awards in the form of LTIP units, while the remaining non-executive directors elected to receive shares of common stock.
(2)As described above, Mr. Bennett's annual equity award and deferred cash is not granted in respect of his service on the Board, but instead in recognition of the extraordinary service that he provides to the Company indirectly through his employment with our advisor, and is therefore disclosed in the “All Other Compensation” column. Approximately $1.4 million of the amount is attributable to deferred cash awards and the remainder is attributable to the equity award made in 2023. The deferred cash award amount consists of a one-third allocation from Mr. Bennet’s 2022 award and one-third from his 2023 award of approximately $461,000 and $979,000, respectively (the portions of those awards that vested and became payable in 2023). Mr. Bennet elected to receive the performance-based portion of his 2023 equity award in the form of performance-based LTIP units. See Notes 2, 11, and 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the assumptions used in the valuation of stock-based awards. As of December 31, 2023, Mr. Bennett held 81,665 service-based LTIP units that remain subject to vesting conditions and 808,558 performance-based LTIP Units that remain subject to vesting conditions (which reflect the maximum amount that could be earned in respect of such LTIP Units).

Compensation Committee Interlocks and Insider Participation
During 2023, Mses. Evans and Odino-Johnson and Mr. Rinaldi served on our Compensation Committee. Each of those persons was or is an independent director throughout the period for which they served or have served on our Compensation Committee during 2022 and thereafter. None of these directors was, is or has ever been an officer or employee of our Company. None of our executive officers serves, or during 2023 served, as (i) a member of a Compensation Committee (or Board committee performing equivalent functions) of any entity, one of whose executive officers served as a director on our Board or as a member of our Compensation Committee, or (ii) a director of another entity, one of whose executive officers served or serves on our Compensation Committee. No member of our Compensation Committee has or had in 2023 any relationship with the Company requiring disclosure as a related party transaction under Item 13.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information as of March 14, 2024 regarding the ownership of our equity securities by (i) each person known to us who beneficially owns, directly or indirectly, more than five percent of our outstanding shares of voting stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group. In accordance with SEC rules, each listed person's beneficial ownership includes: (i) all shares the person owns beneficially; (ii) all shares over which the person has or shares voting or dispositive control (such as in the capacity of a general partner of an investment fund); and (iii) all shares the person has the right to acquire within 60 days. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of our voting stock shown to be beneficially owned by such person or entity. As of March 14, 2024, we had an aggregate of 84,453,761 shares of voting stock outstanding, consisting of 66,520,711 shares of our common stock, 16,158,870 shares of our Series E Preferred Stock and 1,774,180 shares of our Series M Preferred Stock. Except as indicated in the footnotes to the table below, the address of each person listed below is the address of our principal executive office, 14185 Dallas Parkway, Suite 1200, Dallas, Texas 75254.
Security Ownership of Management and Directors

	Common Stock			Series E Preferred Stock		Series M Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Monty J. Bennett	321,318	(3)	*	44,444	*	—	*
Richard J. Stockton	230,247		*	—	*	—	*
Deric S. Eubanks	305,189		*	—	*	—	*
Mark L. Nunneley	434,822		*	18,000	*	—	*
Alex Rose	—		*	—	*	—	*
Stefani D. Carter	82,421		*	—	*	—	*
Candace Evans	33,292		*	1,206	*	—	*
Kenneth H. Fearn, Jr.	70,626		*	—	*	—	*
Rebeca Odino-Johnson	14,925		*	—	*	—	*
Matthew D. Rinaldi	91,764		*	4,444	*	—	*
Abteen Vaziri	46,940		*	—	*	—	*
All directors and executive officers as a group (11 persons)	1,197,329		1.8%	51,205	*	—	*
*    Denotes less than 1.0%
(1)Ownership includes common units of Braemar OP issued in connection with our spin-oﬀ from Ashford Trust in November 2013. Beginning one year from the issuance date, such common units issued are redeemable by the holder for cash or, at our option, shares of our common stock on a one-for-one basis. Assumes that all common units of our operating partnership held by such person or group of persons are redeemed for common stock (regardless of when such units are redeemable). The number includes LTIP units in our operating partnership that have achieved economic parity with the common units as of March 14, 2024 but excludes any LTIP units (including Performance LTIPs) issued subsequent to March 14, 2024 or that have not yet achieved economic parity or PSUs, LTIP units or Performance LTIPs that have not yet vested. All LTIP units that have achieved economic parity with the common units are, subject to certain time-based and/or performance-based vesting requirements, convertible into common units, which may be redeemed for either cash or, at our sole discretion, up to one share of our common stock. Ownership does not include shares of our Series C Preferred Stock, none of which have been issued. The Company has no immediate plans to issue any Series C Preferred Stock.
(2)In computing the percentage ownership of a person or group, we have assumed that the common units of Braemar OP held by that person or the persons in the group have been redeemed for shares of our common stock and the LTIP units held by that person or the persons in the group that have achieved economic parity with the common units are redeemed for common stock and that those shares are outstanding but that no common units or LTIP units held by other persons are redeemed for shares of our common stock.
(3)Includes 246,954 common units held directly by Ashford Financial Corporation, 50% of which is owned by Mr. Monty J. Bennett. Mr. Monty J. Bennett disclaims beneficial ownership in excess of his pecuniary interest in such common units.

Security Ownership of Certain Beneficial Owners
The following table sets forth information as of March 14, 2024 regarding the ownership of our equity securities by the persons known to Braemar to be the beneficial owners of five percent or more of our common stock, our Series E Preferred Stock or Series M Preferred Stock, by virtue of the filing of a Schedule 13D or Schedule 13G with the SEC. To our knowledge, other than as set forth in the table below, there are no persons owning more than five percent of any class of Braemar's common stock.

	Common Stock		Series E Preferred Stock		Series M Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc.	9,963,188 (2)	15.0%	—	*	—	*
Al Sham Investments Limited	6,563,000 (3)	9.8%	—	*	—	*
Zazove Associates, LLC	6,701,446 (4)	9.68%	—	*	—	*
The Vanguard Group	3,399,117(5)	5.15%	—	*	—	*
(1)As of March 14, 2024, there were outstanding and entitled to vote 66,520,711 shares of common stock. Ownership does not include shares of our Series C Preferred Stock, none of which have been issued. The Company has no immediate plans to issue any Series C Preferred Stock.
(2)Based on information provided by BlackRock, Inc. in a Schedule 13G ﬁled with the SEC on January 22, 2024. Per such Schedule 13G, BlackRock, Inc. has sole voting power over 9,223,186 shares and sole dispositive power of all of such shares. The principal business address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(3)Based on information provided by Al Shams Investments Limited in a Schedule 13G ﬁled with the SEC on February 14, 2023. Per such Schedule 13G, Al Shams Investments Limited has shared voting power over all of such shares and shared dispositive power of all of such shares. The principal business address of Al Shams Investments Limited is 5B Waterloo Lane, Pembroke HM 08, Bermuda.
(4)Based on information provided by Zazove Associates, LLC in a Schedule 13G ﬁled with the SEC on January 10, 2024. Per such Schedule 13G, Zazove Associates, LLC has sole voting power over all of such shares and sole dispositive power of all of such shares. The principal business address of Zazove Associates, LLC is 1001 Tahoe Blvd., Incline Village, NV 89451.
(5)Based on information provided by The Vanguard Group in a Schedule 13G ﬁled with the SEC on February 13, 2024. Per such Schedule 13G, The Vanguard Group has shared voting power of 29,625 shares, sole dispositive power of 3,345,921 shares and shared dispositive power of 53,196 shares. The principal business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
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
Because we could be subject to various conflicts of interest arising from our relationships with Ashford Trust and Ashford Inc., including its subsidiaries Premier, Remington Hospitality and Ashford LLC, their respective affiliates and other parties, to mitigate any potential conflicts of interest, we have adopted a number of policies governing conflicts of interest. Our bylaws require that, at all times, a majority of our Board of Directors be independent directors, and our Corporate Governance Guidelines require that two-thirds of our Board of Directors be independent directors at all times that we do not have an independent chairman.
Our Corporate Governance Guidelines provide that, in order to mitigate potential conflicts of interest, any waiver, consent, approval, modification, enforcement, or elections which the Company may make pursuant to any agreement between the Company, on the one hand, and any of the following entities, on the other hand, shall be within the exclusive discretion and control of a majority of the independent directors: (a) Ashford Trust or any of its subsidiaries; (b) Ashford Inc. or any of its subsidiaries; (c) any entity controlled by Mr. Monty J. Bennett and/or Mr. Archie Bennett, Jr.; and (d) any other entity advised by Ashford Inc. or its subsidiaries.

Additionally, our Board has adopted our Code of Business Conduct and Ethics, which includes a policy for review of any transactions in which an individual's private interests may interfere or conflict in any way with the interests of the Company. Pursuant to the Code of Business Conduct and Ethics, employees must report any actual or potential conflict of interest involving themselves or others to our Executive Vice President, General Counsel and Secretary. Directors must make such report to our Executive Vice President, General Counsel and Secretary or the Chairman of the Nominating and Corporate Governance Committee. Officers must make such report to the Chairman of the Nominating and Corporate Governance Committee.
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
Our Chairman, Mr. Monty J. Bennett, also serves as Chairman and Chief Executive Officer of Ashford Inc. As of March 14, 2024, Mr. Monty J. Bennett may be deemed to beneficially own approximately 3,055,131 shares of Ashford Inc.'s common stock (consisting of common stock, vested LTIPs achieving parity with the common units, vested options and Class 2 LTIPs to purchase common stock, and common units in Ashford Inc.'s operating company which are redeemable for cash or, at the option of Ashford Inc., for shares of Ashford Inc.'s common stock on a one-for-one basis, and inclusive of approximately 2,093,502 shares of Ashford Inc.'s common stock issuable in the aggregate upon conversion of 9,279,300 shares of Ashford Inc.'s Series D Cumulative Convertible Preferred Stock (the "Series D Convertible Preferred Stock"), along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Monty J. Bennett as of such date, each of which shares of Series D Convertible Preferred Stock is convertible into shares of Ashford Inc. common stock at a conversion ratio equal to the liquidation price of a share of Series D Convertible Preferred Stock (which is $25) divided by $117.50. In accordance with SEC rules, Mr. Monty J. Bennett may be deemed to beneficially own approximately 52.9% of Ashford Inc.'s common stock.
As of March 14, 2024, Mr. Monty J. Bennett's father, Mr. Archie Bennett, Jr., is deemed to beneficially own approximately 2,264,122 shares of Ashford Inc.'s common stock (consisting of common stock and common units in Ashford Inc.'s operating company redeemable for cash or, at the option of Ashford Inc., into shares of Ashford Inc.'s common stock on a one-for-one basis, inclusive of approximately 2,138,624 shares of Ashford Inc.'s common stock issuable in the aggregate upon conversion of 9,479,300 shares of Ashford Inc.'s Series D Convertible Preferred Stock, along with all unpaid accrued and accumulated dividends thereon, beneficially owned by Mr. Archie Bennett, Jr. as of such date). In accordance with SEC rules, Mr. Archie Bennett, Jr. may be deemed to beneficially own approximately 42.4% of Ashford Inc.'s common stock.
All of our named executive officers are executive officers or employees of Ashford Inc. (with the exception of our President and Chief Executive Officer, Mr. Richard J. Stockton, who is not an executive officer of Ashford Inc.), and we have one common director with Ashford Inc., Mr. Monty J. Bennett, Chairman of our Board and Chairman of Ashford Inc. As of March 14, 2024, our directors and named executive officers and their immediate family members (other than Mr. Monty J. Bennett, who is our Chairman, and Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett's father, each of whose beneficial ownership in Ashford Inc. is disclosed above) collectively may be deemed to beneficially own 441,031 shares of Ashford Inc.'s common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members (other than Mr. Monty J. Bennett and Mr. Archie Bennett, Jr.) may be deemed to beneficially own approximately 12.7% of Ashford Inc.'s common stock.

The fees due to Ashford Inc. and its subsidiaries pursuant to the agreements described below are paid by us to Ashford Inc. or its subsidiaries, and Mr. Monty J. Bennett, Mr. Archie Bennett, Jr., our directors and executive officers and their immediate family members will benefit, as stockholders of Ashford Inc., from the payment by us of such fees to Ashford Inc. or its subsidiaries.
Our Board of Directors has the authority to make annual cash and equity awards to Ashford Inc. or directly to its employees, officers, consultants and non-executive directors, based on our achievement of certain financial and other hurdles established by our Board of Directors. In March 2024, we awarded deferred cash awards to certain Ashford Inc.'s executives valued at approximately $8.1 million and deferred cash awards to Ashford Inc.'s non-executive employees valued at approximately $2.9 million.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor (the “Advisor”). Our advisory agreement with the Advisor has an initial ten-year term, which expires on January 24, 2027. The advisory agreement is automatically renewed for successive ten-year terms after its expiration unless terminated either by us or the Advisor. The Advisor is entitled to receive from us, on a monthly basis, a base fee, in an amount equal to 1/12th of (i) 0.70% or less of our total market capitalization plus (ii) a net asset fee adjustment (as described below), subject to a minimum monthly fee. The net asset fee adjustment is an amount equal to (i) the product of the Sold Non-ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of real property (other than any hotel assets purchased pursuant to the enhanced return funding program described below) sold or disposed of after the date of the Enhanced Return Funding Program Agreement (as defined below), commencing with and including the first such sale) and 0.70% plus (ii) the product of the Sold ERFP Asset Amount (as more particularly defined in the advisory agreement, but generally equal to the net sales prices of hotel assets purchased pursuant to the enhanced return funding program described below and then sold or disposed of by us after the date of the Enhanced Return Funding Program Agreement, commencing with and including the first such sale) and 1.07%. As a result of these provisions, in the event that we dispose of hotel properties in the future, we will continue to pay advisory fees to the Advisor in respect of hotel properties that we have sold. The Advisor may also be entitled to receive an incentive fee from us based on our performance, as measured by our total annual stockholder return compared to a defined peer group. For the year ended December 31, 2023, we paid to the Advisor a base fee of approximately $14.0 million and incentive fee of $0.

On January 15, 2019, we entered into the Enhanced Return Funding Program Agreement and Amendment No. 1 to the Fifth Amended and Restated Advisory Agreement with the Advisor (the “Enhanced Return Funding Program Agreement”) pursuant to which Ashford Inc. agreed to provide funding to us in connection with our acquisition of hotels recommended by Ashford Inc. in exchange for furniture, fixtures and equipment (“FF&E”).The Enhanced Return Funding Program Agreement terminated on January 15, 2022.
In addition, the Advisor is entitled to receive directly or be reimbursed, on a monthly basis, for all expenses paid or incurred by the Advisor or its affiliates on our behalf or in connection with the services provided by the Advisor pursuant to the advisory agreement, which includes our pro rata share of the Advisor's office overhead and administrative expenses incurred in providing its duties under the advisory agreement. For the year ended December 31, 2023, we reimbursed the Advisor. for expenses paid or incurred on our behalf totaling approximately $8.4 million.
If the Advisor performs services for us outside the scope of the advisory agreement, we are obligated to separately pay for such additional services. The Advisor is also entitled to receive a termination fee from us under certain circumstances upon the termination of the advisory agreement, and upon certain events that result in a change of control of us, to escrow funds that belong to us to secure our obligation to pay the termination fee. In the event the termination fee is payable under our advisory agreement, we will be required to pay the Advisor or its subsidiaries a termination fee equal to the greater of:
•(i) 12 multiplied by (ii) the sum of (A) the Advisor’s net earnings for the 12-month period ending on the last day of the ﬁscal quarter preceding the termination date of our advisory agreement ("LTM Period") and (B) to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement;
•(i) the quotient of (A) the Advisor’s total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) the Advisor's Adjusted EBITDA (as deﬁned in the Advisor's Form 10-Q and Form 10-K ﬁled with the SEC following the end of each ﬁscal quarter or ﬁscal year, as applicable) for the LTM Period, multiplied by (ii) net earnings for the LTM Period plus, to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement; and
•the simple average, for the three years preceding the ﬁscal year in which the termination fee is due, of (i) the quotient of (A) the Advisor’s total market capitalization on the trading day immediately preceding the date of payment of the termination fee, divided by (B) the Advisor's Adjusted EBITDA for the LTM Period multiplied by (ii) net earnings for the LTM Period plus, to the extent not included in net earnings, any incentive fees under the advisory agreement that have accrued or are accelerated but have not yet been paid at the time of termination of the advisory agreement.
Additionally, pursuant to our charter, we are required to nominate persons designated by the Advisor as candidates for election as directors at any stockholders meeting at which directors are to be elected, such that the Advisor’s designees constitute as nearly as possible 29% of our Board of Directors, in all cases rounding to the next larger whole number, for so long as the advisory agreement is in effect.
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
On March 10, 2022, the Company entered into a Limited Waiver Under Advisory Agreement (the “2022 Limited Waiver”) with Braemar OP, Braemar TRS and the Advisor. The current advisory agreement (i) allocates responsibility for certain employee costs between the Company and the Advisor and (ii) permits the Company's Board of Directors to issue annual equity awards in the Company or Braemar OP to employees and other representatives of the Advisor based on achievement by the Company of certain financial or other objectives or otherwise as the Company's board of directors sees fit. Pursuant to the 2022 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit its ability, in its discretion and at the Company's cost and expense, to award during the first and second fiscal quarters of calendar year 2022 cash incentive compensation to employees and other representatives of the Advisor.
On March 2, 2023, the Company entered into a separate Limited Waiver Under Advisory Agreement (the “2023 Limited Waiver”) with Braemar OP, Braemar TRS and the Advisor. Pursuant to the 2023 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit its ability, in its discretion and at the Company's cost and expense, to award during the first and second fiscal quarters of calendar year 2023 cash incentive compensation to employees and other representatives of the Advisor.
On March 11, 2024, the Company entered into a Limited Waiver Under Advisory Agreement (the “2024 Limited Waiver”) with Braemar OP, Braemar TRS and the Advisor. Pursuant to the 2024 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Advisor waived the operation of any provision in the advisory agreement that would otherwise limit its ability, in its discretion and at the Company’s cost and expense, to award during calendar year 2024 cash incentive compensation to employees and other representatives of its advisor.
Lismore Agreement
On March 20, 2020, the Company entered into an agreement with Lismore Capital II LLC (“Lismore”), a subsidiary of Ashford Inc., to engage Lismore to seek modifications, forbearances or refinancings of the Company's loans (the “Lismore Agreement”). Pursuant to the Lismore Agreement, Lismore was obligated, during the agreement term, (which commenced on March 20, 2020 to negotiate the refinancing, modification or forbearance of the existing mortgage and mezzanine debt on the Company's hotels and secured revolving credit facility. The Lismore Agreement was terminated effective March 20, 2021, though the Company continued to pay Lismore certain fees during the year ended December 31, 2023.
In connection with the services provided by Lismore, Lismore was entitled to be paid an advisory fee (the “Advisory Fee”) of up to 50 basis points (0.50%) of the aggregate amount of the modifications, forbearances or refinancings of the Company's mortgage and mezzanine debt and its secured revolving credit facility (the "Financing"), calculated and payable as follows: (i) 12.5 basis points (0.125%) of the aggregate amount of potential Financings upon execution of the Lismore Agreement; (ii) 12.5 basis points (0.125%) payable in six equal installments beginning April 20, 2020 and ending on September 20, 2020; provided, however, in the event the Company did not complete, for any reason, Financings during the term of the Lismore Agreement equal to or greater than $1,091,250,000, then the Company shall offset, against any fees owed by the Company or its affiliates pursuant to the Advisory Agreement, a portion of the fee paid by the Company to Lismore equal to the product of (x) the amount of Financings completed during the term of the Lismore Agreement minus $1,091,250,000 multiplied by (y) 0.125%; and (iii) 25 basis points (0.25%) payable upon the acceptance by the applicable lender of any Financing.
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
On May 26, 2021, the Company entered into a separate agreement with Lismore to negotiate, on the Company's behalf, one or more modifications to the terms of the approximately $50 million mortgage loan assumed by the Company (or one of its subsidiaries) in connection with the Company's acquisition of the Mr. C Beverly Hills Hotel in Los Angeles, California. Upon closing of the Company's acquisition of the hotel on August 5, 2021, the Company paid Lismore a fee of $150,000.
In connection with the closing of the Four Seasons Resort Scottsdale mortgage loan in December 2022, the Company paid Lismore a fee of approximately $750,000.
During 2023, we entered into various agreements with Lismore to seek modifications or refinancings of certain mortgage debt of the Company. For the year ended December 31, 2023, we incurred fees of approximately $2.46 million from Lismore or its subsidiaries.
Project Management Agreement
In connection with Ashford Inc.'s August 8, 2018 acquisition of Premier, we entered into a project management agreement with Premier pursuant to which Premier provides construction management, interior design, architecture, and the purchasing, expediting, warehousing, freight management, installation and supervision of property and equipment and related services. Pursuant to the project management agreement, we pay Premier: (a) project management fees of up to 4% of project costs; and (b) for the following services as follows: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). On March 20, 2020, we amended the project management agreement to provide that Premier's fees shall be paid by the Company to Premier upon the completion of any work provided by third party vendors to the Company. For the year ended December 31, 2023, the amount of design and construction service fees we paid to Premier was approximately $11.6 million. Additionally, there were other reimbursed expenses related to fixed asset accounting services of approximately $1.0 million.
In February 2024, we amended the project management agreement to provide that Premier's fees shall be payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements. In March 2024, we awarded Deferred Cash Awards to Premier's employees valued at approximately $437,000.
Project Management Mutual Exclusivity Agreement
Also, in connection with Ashford Inc.'s August 8, 2018 acquisition of Premier, we and our operating partnership entered into a mutual exclusivity agreement with Premier, pursuant to which we have agreed to hire Premier or its affiliates for the development and construction, capital improvement, refurbishment, and/or project management or other services in connection with any acquisition or investment by us in a hotel, unless our independent directors either: (i) unanimously vote not to engage Premier; or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Premier because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Premier or that another manager or developer could perform the duties materially better. Pursuant to the mutual exclusivity agreement, we have a first right of refusal to purchase lodging investments identified by Premier and any of its affiliates that meet our investment criteria.
Hotel Management Agreement
Our operating partnership previously entered into a master management agreement with Remington Lodging, pursuant to which Remington Lodging provided us with hotel management services and project management services with respect to hotels owned or leased by us. In connection with Ashford Inc.'s August 8, 2018 acquisition of Premier, our operating partnership and Remington Lodging entered into an amended and restated hotel management agreement with respect to hotel management. Under our amended and restated hotel management agreement with Remington Lodging, Remington Lodging provides hotel management services to three of our hotels, including hotel operations, sales and marketing, revenue management, budget oversight, guest service, asset maintenance (not involving capital expenditures) and related services. In connection with Ashford Inc.'s November 6, 2019 acquisition of Remington Lodging, Remington Hospitality became a subsidiary of Ashford Inc., and the master hotel management agreement between our operating partnership and Remington Hospitality remains in effect. From and after November 6, 2019, pursuant to the hotel management agreement, we paid Remington Hospitality hotel management fees and other fees.

We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues as well as annual incentive management fees, if certain operational criteria were met and other general and administrative expense reimbursements primarily related to accounting services. Pursuant to the terms of a letter agreement dated March 13, 2020, in order to allow Remington Hospitality to better manage its corporate working capital and to ensure the continued efficient operation of our hotels, we agreed to pay the base fee and to reimburse all expenses on a weekly basis for the preceding week, rather than on a monthly basis. The letter agreement went into effect on March 13, 2020 and will continue until terminated by us.
For the year ended December 31, 2023, the amount of hotel management fees incurred by us to Remington Hospitality was approximately $2.5 million, which includes approximately $2.5 million of base management fees and $0 incentive fees. Additionally, there were other reimbursed expenses of approximately $1.4 million. In March 2024, we awarded Deferred Cash Awards to Remington Hospitality's employees valued at approximately $695,000.
Hotel Management Mutual Exclusivity Agreement
Further, we and our operating partnership have an amended and restated mutual exclusivity agreement with Remington Hospitality and our Chairman, Mr. Monty J. Bennett, and his father, Mr. Archie Bennett, Jr., pursuant to which we have a first right of refusal to purchase lodging investments identified by Remington Hospitality that do not meet the investment criteria of Ashford Trust. We also agreed to hire Remington Hospitality or its affiliates for the management of any hotel which is part of an investment we elect to pursue, unless our independent directors either (i) unanimously vote not to engage Remington Hospitality, or (ii) based on special circumstances or past performance, by a majority vote elect not to engage Remington Hospitality because they have determined, in their reasonable business judgment, that it would be in our best interest not to engage Remington Hospitality or that another manager or developer could perform the duties materially better.
Cash Management Strategy with Ashford Inc.
In September 2022, given the recent increases in interest rates on short-term U.S. Treasury securities, the independent members of our Board of Directors approved the engagement of Ashford Inc. to actively manage and invest the Company's excess cash in short-term U.S. Treasury securities (the “Cash Management Strategy”). As consideration for the Advisor's services under this engagement, the Company will pay the Advisor an annual fee equal to the lesser of (i) 20 basis points (0.20%) of the average daily balance of the Company's excess cash invested by the Advisor and (ii) the actual rate of return realized by the Cash Management Strategy (the “Cash Management Fee”); provided that in no event will the Cash Management Fee be less than zero. The Cash Management Fee will be calculated and payable monthly in arrears. Investment of the Company's excess cash pursuant to the Cash Management Strategy commenced in October 2022. In 2023, the Company paid the Advisor a Cash Management Fee of $117,000.

Agreement with Warwick Insurance Company

On November 30, 2023, the Related Party Transactions Committee approved us to procure a casualty insurance policy from Warwick Insurance Company, LLC (“Warwick”), an insurance subsidiary of Ashford Inc., which is licensed by the Texas Department of Insurance. The workers comp and general liability policies are effective December 19, 2023. All other policies became effective beginning December 19, 2023.

Pursuant to our hotel management agreements with each hotel management company, we bear the economic burden for casualty insurance coverage. Under our advisory agreement, Ashford Inc. secures casualty insurance policies to cover us, Ashford Trust, Stirling REIT OP, LP (“Stirling OP”), their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc. has managed the casualty insurance program and beginning in December 2023, Warwick provides and manages the general liability, workers’ compensation and business automobile insurance policies within the casualty insurance program. Each year Ashford Inc. collects funds from us, Ashford Trust, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.

Master Services Agreement

On June 5, 2023, the Board of Directors unanimously approved the Company's use of Ashford Inc.'s non-exclusive master services agreement partnerships with Evolution Parking and Guest Services and Parking Management Company as preferred parking vendors for the Company. The agreement has a three-year initial term with two three-year extension options. Ashford Inc. will receive a one-time bonus of $85,000 and annual rebate of $54,000.
Ashford Inc. Interest in Certain Entities

The table below sets forth the entities in which Ashford Inc. had an interest as of December 31, 2023 with which we or our hotel properties contracted for products and services (other than advisory services pursuant to the advisory agreement), the approximate amounts paid by us for those services, Ashford Inc.'s interests in such entities (excluding the impact of the 0.2% minority interest in Ashford Hospitality Holdings LLC, a subsidiary of Ashford Inc., not held by Ashford Inc.), and the number of board seats Ashford Inc. has on such companies' boards, such board seats being filled by directors or officers of us and/or directors, officers or employees of Ashford Inc.

Company name	Product or Service	Amounts Paid by/(Retained by) us for Product or Service in 2023	Ashford Inc. Interest	Ashford Inc. Board Seats/Board Seats Available
OpenKey(1)	Mobile key app	$41,000	77%	1/3
Pure Wellness(2)	Hypoallergenic premium rooms	$149,000	70%	2/3
Lismore Capital(3)	Debt placement and related services	$2,426,000	100%	N/A
INSPIRE(4)	Audio visual services	$(4,165,000)	100%	N/A
RED Hospitality & Leisure	Watersports, ferry and excursion services	$427,000	100%	2/3
Ashford LLC	Insurance claims services	$3,000	100%	N/A
Premier(5)	Design and construction services	$12,652,000	100%	N/A
Remington Hospitality(6)	Hotel management services	$3,913,000	100%	N/A
Real Estate Advisory Holdings LLC	Debt placement/real estate brokerage	$—	30%	1/3
Ashford Securities LLC(7)	Broker/dealer and dealer manager fees	$6,385,000	100%	2/2
Ashford LLC(8)	Casualty insurance	$21,000	100%	N/A
(1)As of December 31, 2023, Ashford Trust held a 15.1% noncontrolling interest in OpenKey, Inc. ("OpenKey"), and Braemar held a 7.9% noncontrolling interest in OpenKey. Ashford Inc., Ashford Trust, and Braemar loaned $2.9 million, $0 and $238,000, respectively, to OpenKey during the year ended December 31, 2023. Pursuant to the Voting Agreement, dated as of March 8, 2016, Ashford Lending Corporation or its aﬃliates may designate one member of the board of directors of OpenKey, and the holders of a majority of OpenKey's Voting Series A Preferred Stock not held by any aﬃliate of Ashford Inc. may appoint an additional director. On March 9, 2021, Ashford Inc. acquired all of the redeemable noncontrolling interest's shares in OpenKey for a purchase price of approximately $1.9 million. As a result of the acquisition, Ashford Inc.'s ownership in OpenKey increased to 75.4% with the remainder held by noncontrolling interest holders, including 16.7% and 7.8% owned by Ashford Trust and Braemar, respectively.
(2)On April 6, 2017, a subsidiary of Ashford Inc. acquired substantially all of the assets and certain liabilities of PRE Opco, LLC ("Pure Wellness"), a New York limited liability company that provides hypoallergenic premium room products and services to hotels and other venues, including hotels owned by us and our affiliates.
(3)Lismore Capital II LLC ("Lismore Capital") a wholly-owned subsidiary of our advisor, provides debt placement and loan reﬁnancing, modiﬁcation and forbearance services to aﬃliates of Ashford Trust, Braemar and third parties.
(4)On November 1, 2017, a subsidiary of Ashford Inc. acquired an 85% controlling interest in a privately held company that conducts the business of Inspire Event Technologies Holdings, LLC (f/k/a Presentation Technologies LLC; "INSPIRE") in the United States, Mexico, and the Dominican Republic. On March 1, 2019, INSPIRE acquired a privately-held company that conducts the business of BAV Services in the United States ("BAV") for approximately $9.0 million excluding contingent consideration and transaction costs. BAV is an audio visual rental, staging, and production company, focused on meeting and special event services. As a result of the acquisition, Ashford Inc.'s ownership interest in INSPIRE increased from 85% to approximately 88%. On December 31, 2020, Ashford Inc. acquired all of the redeemable noncontrolling interests in INSPIRE for $150,000. As a result of the acquisition, Ashford Inc.'s ownership in INSPIRE increased to 100%. INSPIRE provides an integrated suite of audio-visual services, including event, hospitality, and creative services to its customers in various venues including hotels and convention centers in the United States, Mexico, and the Dominican Republic. INSPIRE primarily contracts directly with third-party customers to whom it provides audio visual services. The gross revenue from these customers is generally collected by the hotels and the hotels retain an agreed commission and then remit the balance to INSPIRE. The amount above reﬂects the commission "retained by" Ashford Trust and Braemar hotels.
(5)On August 8, 2018, Ashford Inc. completed the acquisition of Premier, the project management business formerly conducted by certain aﬃliates of Remington, for a total transaction value of $203 million. The purchase price was paid by issuing 8,120,000 shares of Ashford Inc.'s Series B Convertible Preferred Stock to the sellers of Premier, primarily MJB Investments, LP (which is wholly-owned by Mr. Monty J. Bennett, our Chairman and the Chief Executive Oﬃcer and Chairman of Ashford Inc.), and his father Mr. Archie Bennett, Jr. The Series B Convertible Preferred Stock had a conversion price of $140 per share and would convert into 1,450,000 shares of Ashford Inc.'s common stock. The approximate $12.7 million amount disclosed above includes approximately $1.0 million of reimbursed expenses related to ﬁxed asset accounting services in addition to the approximate $11.6 million of fees for design and construction services.
(6)On November 6, 2019, Ashford Inc. completed the acquisition of the hotel management business of Remington Lodging for a total transaction value of $275 million. The purchase price was paid by exchanging $203 million of Ashford Inc.'s Series B Convertible Preferred Stock for $478 million of Ashford Inc.'s Series D Convertible Preferred Stock (such that, after the transactions, $478 million of Ashford Inc.'s Series D Convertible Preferred Stock and no Series B Convertible Preferred Stock, are outstanding). Each share of Series D Convertible Preferred Stock is convertible at any time and from time to time, in full or partially, into Ashford Inc.'s common stock at a conversion ratio equal to the liquidation preference of a share of Series D Convertible Preferred Stock (which is $25), divided by $117.50. The approximate $3.9 million amount disclosed above includes approximately $1.4 million of reimbursed expenses and $0 of incentive management fees in addition to the approximate $2.5 million of hotel management fees.
(7)On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC ("Ashford Securities") to raise retail capital in order to grow its existing and future advised platforms. In connection with the formation of Ashford Securities, we entered into a contribution agreement with Ashford Inc. and Ashford Trust to provide funds to Ashford Inc. to fund the formation, registration and ongoing funding requirements of Ashford Securities. In February 2023, we entered into the Third Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust with respect to the funding of certain expenses of Ashford Securities. During the year ended December 31, 2022, the funding estimate was revised based on the latest capital raise estimates of the aggregate capital raised through Ashford Securities. As of December 31, 2022, Braemar had funded approximately $5.8 million and had a payable of approximately $6.6 million. In March 2023, Braemar paid Ashford Inc. $8.7 million as a result of the contribution true-up between entities. As of December 31, 2023, Braemar has funded approximately $20.9 million. As of December 31, 2023, Braemar has a pre-funded balance of approximately $693,000 and a receivable from Ashford Inc. of approximately $3.5 million. Effective January 1, 2024, we entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust which states that, notwithstanding anything in the prior contribution agreements: (1) the parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the parties through Ashford Securities the prior quarter. To the extent contributions made by any of the parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the parties shall make true up payments to each other to settle the difference.

(8)Ashford LLC provides insurance policies covering general liability, workers’ compensation, business automobile claims and insurance claims services to Braemar through Warwick Insurance Company, LLC.
Contribution Agreement with Ashford Inc. and Ashford Trust to Fund Ashford Securities
On September 25, 2019, Ashford Inc. announced the formation of Ashford Securities LLC (“Ashford Securities”) to raise capital in order to grow its existing and future advised platforms. In conjunction with the formation of Ashford Securities, we entered into a contribution agreement with Ashford Inc. and Ashford Trust pursuant to which we agreed to contribute, with Ashford Trust, funds to operate Ashford Securities.
On December 31, 2020, we entered into an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) with Ashford Inc. and Ashford Trust with respect to the funding of certain expenses of Ashford Securities. Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated 50% to Ashford Inc., 0% to Ashford Trust and 50% to Braemar. Upon reaching the earlier of $400 million in aggregate preferred equity offerings raised, or June 10, 2023, there will be a true up (the “Amended and Restated True-up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company will be based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc. As of December 31, 2023, Braemar has funded approximately $20.9 million. For fiscal years ending 2023, 2022, 2021, 2020 and 2019, Braemar funded $15.3 million, $2.1 million, $2.5 million, $162,000 and $834,000, respectively.
On February 1, 2023, we entered into a Third Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust. The Third Amended and Restated Contribution Agreement states that after the Amended and Restated True-Up Date occurs, capital contributions for the remainder of fiscal year 2023 will be divided between each party based on the Initial True-Up Ratio. Thereafter on a yearly basis at year-end, starting with the year-end of 2023, there will be a true-up between the parties whereby there will be adjustments so that the capital contributions made by each party will be based on the cumulative amount of capital raised by each party through Ashford Securities as a percentage of the total amount raised by the parties collectively through Ashford Securities since June 10, 2019 (the resulting ratio of capital contributions among the Company, Ashford Inc. and Ashford Trust following this true-up, the “Cumulative Ratio”). Thereafter, the capital contributions will be divided among each party in accordance with the Cumulative Ratio, as recalculated at the end of each year.
Effective January 1, 2024, we entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust which states that, notwithstanding anything in the prior contribution agreements: (1) the parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each party through Ashford Securities the prior quarter compared to the total aggregate amount raised by the parties through Ashford Securities the prior quarter. To the extent contributions made by any of the parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the parties shall make true up payments to each other to settle the difference.

Our Relationship and Agreements with Ashford Trust
We were spun off from Ashford Trust in November 2013 and, until July 2015, Ashford Trust's operating subsidiary owned approximately 15% of the outstanding common units of our operating partnership, which were redeemable for shares of our common stock on a 1-for-1 basis. In July 2015, Ashford Trust's operating subsidiary completed a distribution of these common units to its limited partners, including Ashford Trust. Ashford Trust sought to redeem the common units and receive shares of our common stock, and completed a pro rata, taxable dividend of our common stock to its stockholders. Following this transaction, Ashford Trust no longer owns any of our securities.
All of our named executive officers are executive officers of Ashford Trust (with the exception of our President and Chief Executive Officer, Mr. Richard J. Stockton, who is not an executive officer of Ashford Trust) and we have one common director with Ashford Trust, Mr. Monty J. Bennett, Chairman of our Board and Chairman of Ashford Trust. As of March 14, 2024, our directors and named executive officers and their immediate family members (including Mr. Archie Bennett, Jr., who is Mr. Monty J. Bennett's father) collectively may be deemed to beneficially own 254,634 shares of Ashford Trust's common stock. In accordance with SEC rules, our directors and executive officers and their immediate family members may be deemed to beneficially own approximately 0.6% of Ashford Trust's common stock.
Our directors and executive officers and their immediate family members will benefit, as stockholders of Ashford Trust, to the extent we make payments or give other benefits to Ashford Trust or its subsidiaries pursuant to the arrangements described below.

Advisory Agreement
Pursuant to the terms of our advisory agreement with Ashford Inc., we are obligated to indemnify and hold Ashford Trust harmless to the full extent lawful, from and against any and all losses, claims, damages or liabilities of any nature whatsoever with respect to or arising from any of Ashford Trust's acts or omissions (including ordinary negligence) in its capacity as our advisor for the period prior to the Ashford Inc. spin-off during which Ashford Trust served as advisor to us, except with respect to losses, claims, damages or liabilities with respect to or arising out of our gross negligence, bad faith or willful misconduct, or reckless disregard of our duties under the advisory agreement (for which Ashford Trust is obligated to indemnify us).
Separation and Distribution Agreement
Pursuant to the terms of the separation and distribution agreement governing our separation from Ashford Trust, we are obligated to indemnify Ashford Trust against losses arising from:
•any of our liabilities, including the failure by us or our subsidiaries to pay, perform or otherwise promptly discharge any of their liabilities in accordance with their respective terms;
•any breach by us or our subsidiaries of any provision of the separation and distribution agreement or any ancillary agreement, subject to certain limitations; and
•Ashford Trust's continuing guaranty of: (i) any debt secured by any of the initial hotel properties conveyed to us in connection with the separation and distribution; or (ii) any management agreement or franchise matters related to any of such initial hotel properties.
Ashford Trust has agreed to indemnify us and our subsidiaries against losses arising from:
•any of its liabilities, including the failure by Ashford Trust or its subsidiaries to pay, perform or otherwise promptly discharge any of their liabilities in accordance with their respective terms;
•any breach by Ashford Trust or its subsidiaries of any provision of the separation and distribution agreement or any ancillary agreement, subject to certain limitations; and
•certain taxes of the entities that directly or indirectly, wholly or jointly, owned our initial hotel properties and the related taxable REIT subsidiaries for tax periods prior to the eﬀective date of the separation and distribution.
Right of First Offer Agreement
Pursuant to a right of first offer agreement, we have a first right to acquire certain subject hotels, to the extent the board of directors of Ashford Trust determines to market and sell the hotel, subject to any prior rights of the managers of the hotel or other third parties and limitations associated with certain of Ashford Trust's hotels held in a joint venture. Likewise, we have agreed to give Ashford Trust a right of first offer with respect to any properties that we acquire in a portfolio transaction, to the extent our Board of Directors determines it is appropriate to market and sell such assets and we control the disposition, provided such assets satisfy Ashford Trust's investment guidelines. Any such right of first offer granted to Ashford Trust will be subject to certain prior rights, if any, granted to the managers of the related properties or other third parties.
Board Member Independence
The Board determines the independence of our directors in accordance with our Corporate Governance Guidelines and Section 303A.02 of the NYSE Listed Company Manual, which requires an affirmative determination by our Board that the director has no material relationship with us that would impair his or her independence. In addition, Section 303A.02(b) of the NYSE Listed Company Manual sets forth certain tests that, if any of them is met by a director automatically disqualifies that director from being independent from management of our Company. Moreover, our Corporate Governance Guidelines provide that if any director receives, during any 12-month period within the last three years, more than $120,000 per year in direct compensation from the Company, exclusive of director and committee fees, he or she will not be considered independent. Our Corporate Governance Guidelines also provide that at all times that the Chairman of the Board is not an independent director, at least two-thirds of the members of the Board should consist of independent directors. The full text of our Board's Corporate Governance Guidelines can be found on our website at www.bhrreit.com by clicking the “INVESTOR” tab, then the “CORPORATE GOVERNANCE” tab and then the "Governance Documents" link.
Following deliberations, the Board has affirmatively determined that, with the exception of Mr. Monty J. Bennett, our Chairman, and Mr. Richard J. Stockton, our President and Chief Executive Officer, each nominee for election as a director of the Company is independent of Braemar and its management and has been such during his or her term as a director commencing with the annual meeting of stockholders of the Company held on May 10, 2023 under the standards set forth in our Corporate Governance Guidelines and the NYSE Listed Company Manual, and our Board has been since that date and is comprised of a majority of independent directors, as required by Section 303A.01 of the NYSE Listed Company Manual. Any

reference to an independent director herein means such director satisfies both the standards set forth in our Corporate Governance Guidelines and the NYSE independence tests.
In addition, each current member of our Audit Committee and our Compensation Committee has been determined by the Board to be independent and to have been independent at all pertinent times under the heightened independence standards applicable to members of audit committees of boards of directors and to members of compensation committees of boards of directors of companies with equity securities listed for trading on the NYSE and under the rules of the SEC under the Exchange Act and that each nominee for election as a director of the Company at the Annual Meeting is independent under those standards.
In making the independence determinations with respect to our current directors, the Board examined all relationships between each of our directors or their affiliates and Braemar or its affiliates. The Board determined that none of these transactions impaired the independence of the directors involved.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our Audit Committee is responsible for appointing, retaining, setting the compensation of, and overseeing the work of our independent registered public accounting firm. Our Audit Committee pre-approves all audit and non-audit services provided to us by our independent registered public accounting firm. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. The Audit Committee has delegated pre-approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the pre-approval, and the fees for the services performed to date. The Audit Committee approved all fees paid to BDO USA, P.C. since their appointment with no reliance placed on the de minimis exception established by the SEC for approving such services.
Auditor Fees
Services provided by BDO USA, P.C. included the audits of the annual consolidated financial statements of the Company and our subsidiaries. Services also included the review of unaudited quarterly consolidated financial information in accordance with PCAOB standards, review and consultation regarding filings with the SEC and the Internal Revenue Service and consultation on financial and tax accounting and reporting matters. During the years ended December 31, 2023 and 2022, aggregate fees incurred related to our principal accountants BDO USA, P.C. Dallas, Texas, (PCAOB ID 243) consisted of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$864,000	$793,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$864,000	$793,000
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
Representatives of BDO USA, P.C. will be present at the Company’s 2024 annual meeting of stockholders, will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions.

PART IV
ITEM 15. EXHIBITS.
(a) Financial Statements
Consolidated Financial Statements are included in our Annual Report on Form 10-K filed with the Commission on March 14, 2024.
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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972)
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
10.32
Limited Waiver Under Advisory Agreement, dated as of March 10, 2022, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.33
Purchase and Sale Agreement, dated as of October 31, 2022, by and between SHR FSST, LLC and STRS FSST and BHR Scottsdale LP (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 10, 2022) (File No. 001-35972)

10.34
Limited Waiver Under Advisory Agreement, dated as of March 2, 2023, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023) (File No. 001-35972)

10.35†
Amendment No. 4 to the Braemar Hotels & Resorts, Inc. Second Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed March 28, 2023) (File No. 001-35972)

10.36
Credit Agreement, dated as of July 31, 2023, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A.(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 1, 2023) (File No. 001-35972)

10.37
Amendment No. 2 to the Master Project Management Agreement, dated as of February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Premier Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972)

10.38
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972)

10.39
First Amendment to Credit Agreement, dated as of February 21, 2024, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts, Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972)

21.1	List of Subsidiaries of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972)
21.2	List of Special Purpose Entities of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 21.2 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972)
23.1	Consent of BDO USA, P. C. (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
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

97.1
Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972)

99.1
Release and waiver, by and between, Ashford Hospitality Services, LLC and Jeremy Welter, dated April 15, 2022 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on April 19, 2022)

* Filed herewith.
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
Date: April 25, 2024
BRAEMAR HOTELS & RESORTS INC.
By:    /s/ Richard J. Stockton
Richard J. Stockton
President and Chief Executive Officer