Form 10-Q
period 2024-03-31
Braemar Hotels & Resorts Inc.
filed 2024-05-09
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2024
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	66,477,431
(Class)	Outstanding at May 7, 2024

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2024

ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Investments in hotel properties, gross	$2,388,484	$2,382,716
Accumulated depreciation	(512,215)	(498,508)
Investments in hotel properties, net	1,876,269	1,884,208
Cash and cash equivalents	137,051	85,599
Restricted cash	82,372	80,904
Accounts receivable, net of allowance of $200 and $237, respectively	41,001	39,199
Inventories	4,681	5,003
Prepaid expenses	11,267	9,938
Deferred costs, net	75	75
Investment in unconsolidated entity	1,625	1,674
Derivative assets	3,087	2,847
Operating lease right-of-use assets	78,117	78,383
Other assets	18,701	17,751
Intangible assets, net	3,409	3,504
Due from third-party hotel managers	23,777	17,739
Total assets	$2,281,432	$2,226,824
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,223,277	$1,162,444
Accounts payable and accrued expenses	144,240	149,867
Dividends and distributions payable	9,253	9,158
Due to Ashford Inc.	3,728	1,471
Due to related parties, net	766	603
Due to third-party hotel managers	1,993	1,608
Operating lease liabilities	60,298	60,379
Other liabilities	22,895	22,756
Derivative liabilities	—	12
Total liabilities	1,466,450	1,408,298
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 16,162,834 and 16,316,315 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	375,261	377,035
Series M redeemable preferred stock, $0.01 par value, 1,747,771 and 1,832,805 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	43,694	45,623
Redeemable noncontrolling interests in operating partnership	33,005	32,395
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 66,477,431 and 66,636,353 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	664	666
Additional paid-in capital	718,606	718,498
Accumulated deficit	(412,013)	(412,199)
Total stockholders’ equity of the Company	307,273	306,981
Noncontrolling interest in consolidated entities	(9,677)	(8,934)
Total equity	297,596	298,047
Total liabilities and equity	$2,281,432	$2,226,824
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUE
Rooms	$138,552	$137,527
Food and beverage	53,547	52,228
Other	26,980	25,546
Total hotel revenue	219,079	215,301
EXPENSES
Hotel operating expenses:
Rooms	28,264	27,358
Food and beverage	40,717	39,739
Other expenses	60,076	62,295
Management fees	6,976	6,705
Total hotel operating expenses	136,033	136,097
Property taxes, insurance and other	10,685	8,116
Depreciation and amortization	25,420	22,521
Advisory services fee	6,700	7,948
Corporate general and administrative	(2,226)	2,820
Total operating expenses	176,612	177,502
OPERATING INCOME (LOSS)	42,467	37,799
Equity in earnings (loss) of unconsolidated entity	(49)	(73)
Interest income	796	2,108
Interest expense and amortization of discounts and loan costs	(26,491)	(22,873)
Write-off of loan costs and exit fees	(721)	(12)
Gain (loss) on extinguishment of debt	—	2,318
Realized and unrealized gain (loss) on derivatives	932	(334)
INCOME (LOSS) BEFORE INCOME TAXES	16,934	18,933
Income tax (expense) benefit	(1,452)	(2,329)
NET INCOME (LOSS)	15,482	16,604
(Income) loss attributable to noncontrolling interest in consolidated entities	743	(309)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(296)	(261)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	15,929	16,034
Preferred dividends	(10,407)	(10,350)
Deemed dividends on preferred stock	(1,998)	(2,454)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,524	$3,230
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$0.05	$0.05
Weighted average common shares outstanding – basic	66,455	66,498
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$0.05	$0.05
Weighted average common shares outstanding – diluted	268,516	72,478
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2024	2023
NET INCOME (LOSS)	$15,482	$16,604
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	15,482	16,604
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	743	(309)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	(296)	(261)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$15,929	$16,034
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
Purchase of common stock	—	—	(170)	(2)	(367)	—	—	(369)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	472	—	—	472	—	—	—	—	—	—	655
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	33	828	2	37	—
Issuance of restricted shares/units	—	—	12	—	3	—	—	3	—	—	—	—	—	—	32
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.05 /share)	—	—	—	—	—	(3,345)	—	(3,345)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(7,600)	—	(7,600)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52/share)	—	—	—	—	—	(924)	—	(924)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(366)
Net income (loss)	—	—	—	—	—	15,929	(743)	15,186	—	—	—	—	—	—	296
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(186)	(4,403)	(87)	(2,163)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(1,998)	—	(1,998)	—	—	—	1,801	—	197	—
Redemption value adjustment	—	—	—	—	—	7	—	7	—	—	—	—	—	—	(7)
Balance at March 31, 2024	1,600	$16	66,477	$664	$718,606	$(412,013)	$(9,677)	$297,596	3,078	$65,426	16,163	$375,261	1,748	$43,694	$33,005

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,968)	(40)	(19,210)	—	—	(19,250)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	805	—	—	805	—	—	—	—	—	—	1,408
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	3,828	85,916	533	12,879	—
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock - ($0.05/share)	—		—	—	—	(3,334)	—	(3,334)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.48/share)	—	—	—	—	—	(7,534)	—	(7,534)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52/share)	—	—	—	—	—	(933)	—	(933)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(361)
Contributions from noncontrolling interests	—	—	—	—	—	—	2,024	2,024	—	—	—	—	—	—	—
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,039)
Net income (loss)	—	—	—	—	—	16,034	309	16,343	—	—	—	—	—	—	261
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(11)	(282)	(1)	(25)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(2,454)	—	(2,454)	—	—	—	2,196	—	258	—
Redemption value adjustment	—	—	—	—	—	4	—	4	—	—	—	—	—	—	(4)
Balance at March 31, 2023	1,600	$16	65,950	$659	715,729	$(324,840)	$(14,013)	$377,551	3,078	$65,426	16,474	$378,906	1,960	$48,294	$34,820
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$15,482	$16,604
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,420	22,521
Equity-based compensation	1,127	2,213
Bad debt expense	248	188
(Gain) loss on extinguishment of debt	—	(2,318)
Amortization of loan costs, discounts and capitalized default interest	1,404	447
Write-off of loan costs and exit fees	721	12
Amortization of intangibles	119	119
Amortization of non-refundable membership initiation fees	(496)	(410)
Interest expense accretion on refundable membership club deposits	165	178
Realized and unrealized (gain) loss on derivatives	(932)	334
Equity in (earnings) loss of unconsolidated entity	49	73
Deferred income tax expense (benefit)	5	37
Changes in operating assets and liabilities:
Accounts receivable and inventories	(2,194)	6,473
Prepaid expenses and other assets	(2,327)	(3,453)
Accounts payable and accrued expenses	564	(731)
Operating lease right-of-use assets	147	141
Due to/from related parties, net	163	(13)
Due to/from third-party hotel managers	(5,653)	6,859
Due to/from Ashford Inc.	1,638	(7,314)
Operating lease liabilities	(81)	(72)
Other liabilities	470	426
Net cash provided by (used in) operating activities	36,039	42,314

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	504	75
Investment in unconsolidated entity	—	(99)
Improvements and additions to hotel properties	(23,332)	(18,706)
Net cash provided by (used in) investing activities	(22,828)	(18,730)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	62,000	—
Repayments of indebtedness	—	(54,250)
Payments of loan costs and exit fees	(3,244)	(404)
Payments for derivatives	(991)	(755)
Proceeds from derivatives	1,633	1,601
Purchase of common stock	—	(18,952)
Payments for dividends and distributions	(13,123)	(12,630)
Net proceeds from issuance of preferred stock	—	98,009
Contributions from noncontrolling interest in consolidated entities	—	2,024
Redemption of operating partnership units	—	(7,039)
Distributions to noncontrolling interest in consolidated entities	—	(2,024)
Redemption of preferred stock	(6,566)	(307)
Net cash provided by (used in) financing activities	39,709	5,273
Net change in cash, cash equivalents and restricted cash	52,920	28,857
Cash, cash equivalents and restricted cash at beginning of period	166,503	315,696
Cash, cash equivalents and restricted cash at end of period	$219,423	$344,553

	Three Months Ended March 31,
	2024	2023

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$22,747	$30,283
Income taxes paid (refunded)	(183)	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$9,253	$8,756
Common stock purchases accrued but not paid	369	352
Capital expenditures accrued but not paid	15,810	6,047
Accrued preferred stock offering expenses	—	80
Non-cash preferred stock dividends	865	843
Unsettled proceeds from derivatives	399	596
Non-cash common stock/unit dividends	35	—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,599	$261,541
Restricted cash at beginning of period	80,904	54,155
Cash, cash equivalents and restricted cash at beginning of period	$166,503	$315,696

Cash and cash equivalents at end of period	$137,051	$281,490
Restricted cash at end of period	82,372	63,063
Cash, cash equivalents and restricted cash at end of period	$219,423	$344,553
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of March 31, 2024, own 16 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 4,201 total rooms, or 3,963 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of March 31, 2024, 15 of our 16 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of March 31, 2024, 13 of the 16 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
2. Significant Accounting Policies
Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These condensed consolidated financial statements include the accounts of Braemar Hotels & Resorts Inc., its majority-owned subsidiaries, and its majority-owned entities in which it has a controlling interest. All intercompany accounts and transactions

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
between consolidated entities have been eliminated in these condensed consolidated financial statements. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024.
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
The following item affects reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024;
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
Recently Issued Accounting Standards—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended March 31, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$31,939	$10,751	$5,411	$48,101
Puerto Rico	1	18,995	4,987	3,228	27,210
Arizona	1	14,115	8,075	2,503	24,693
Colorado	1	13,181	5,653	3,748	22,582
Florida	2	22,048	10,657	6,994	39,699
Illinois	1	3,374	936	420	4,730
Pennsylvania	1	4,496	1,121	291	5,908
Washington	1	4,459	737	507	5,703
Washington, D.C.	1	9,132	5,436	889	15,457
USVI	1	16,813	5,194	2,989	24,996
Total	16	$138,552	$53,547	$26,980	$219,079

	Three Months Ended March 31, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$34,568	$11,310	$5,687	$51,565
Puerto Rico	1	15,430	4,875	3,137	23,442
Arizona	1	14,157	6,518	2,616	23,291
Colorado	1	14,342	6,361	2,983	23,686
Florida	2	21,648	10,500	6,672	38,820
Illinois	1	3,566	983	356	4,905
Pennsylvania	1	4,518	996	286	5,800
Washington	1	4,221	700	411	5,332
Washington, D.C.	1	8,778	5,488	432	14,698
USVI	1	16,299	4,497	2,966	23,762
Total	16	$137,527	$52,228	$25,546	$215,301
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$630,842	$630,842
Buildings and improvements	1,544,944	1,535,501
Furniture, fixtures and equipment	171,402	166,673
Construction in progress	28,550	36,954
Residences	12,746	12,746
Total cost	2,388,484	2,382,716
Accumulated depreciation	(512,215)	(498,508)
Investments in hotel properties, net	$1,876,269	$1,884,208
Impairment Charges
During the three months ended March 31, 2024 and 2023, no impairment charges were recorded.
5. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”), which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. As of March 31, 2024, the Company has made equity investments in OpenKey totaling $2.9 million. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three months ended March 31, 2024 and 2023.
The following table summarizes our carrying value and ownership interest in OpenKey:

	March 31, 2024	December 31, 2023
Carrying value of the investment in OpenKey (in thousands)	$1,358	$1,416
Ownership interest in OpenKey	7.9%	7.9%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Equity in earnings (loss) of unconsolidated entity	(58)	$(74)
On February 2, 2023, the Company entered into a loan funding agreement with Ashford Inc. and OpenKey. Per the agreement, Ashford Inc. and the Company will provide OpenKey with a maximum loan amount of $5.0 million to be allocated on a pro-rata basis based on current ownership interests and funded quarterly. The loan bears interest at an annual rate of 15%. Additionally, repayment of the loan principal and all accrued interest is due upon certain events. As of March 31, 2024, the Company has funded approximately $238,000. On February 27, 2024, the Company approved additional funding, together with Ashford Inc., up to $1.0 million in aggregate to OpenKey, allocated pro rata among them. As of March 31, 2024, no funding has been made pursuant to the 2024 funding agreement.
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	March 31, 2024	December 31, 2023
Investment in unconsolidated entity	$267	$258
The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Equity in earnings (loss) of unconsolidated entity	$9	$1

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (14)	Interest Rate	March 31, 2024	December 31, 2023

Mortgage loan (3)	The Notary Hotel	June 2024	June 2025	SOFR (1) + 2.66%	$293,180	$293,180
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (4)	Hilton La Jolla Torrey Pines	August 2024	August 2024	9.00%	66,600	66,600
Mortgage loan (5)	Cameo Beverly Hills	August 2024	August 2024	SOFR (1) + 3.66%	30,000	30,000
Mortgage loan (6)	The Ritz-Carlton Lake Tahoe	January 2025	January 2026	SOFR (1) + 3.60%	53,413	53,413
Mortgage loan (7)	Park Hyatt Beaver Creek Resort & Spa	February 2025	February 2027	SOFR (1) + 2.86%	70,500	70,500
Mortgage loan (8)	The Ritz-Carlton St. Thomas	August 2025	August 2026	SOFR (1) + 4.35%	42,500	42,500
Mortgage loan (9)	Pier House Resort & Spa	September 2025	September 2026	SOFR (1) + 3.60%	80,000	80,000
Mortgage loan (10)	The Ritz-Carlton Reserve Dorado Beach	March 2026	March 2026	SOFR (1) + 4.75%	62,000	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
BAML Credit Facility (11)	Bardessono Hotel and Spa	July 2026	July 2027	Base Rate (2) +1.25% to 2.00% or SOFR (1) + 2.35% to 3.10%	200,000	200,000
	Hotel Yountville
	The Ritz-Carlton Sarasota
Mortgage loan (12)	Four Seasons Resort Scottsdale	December 2026	December 2028	SOFR (1) + 3.75%	140,000	140,000
Mortgage loan (13)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
					1,235,043	1,173,043
Capitalized default interest and late charges, net					52	120
Deferred loan costs, net					(10,395)	(9,135)
Premiums/(discounts), net					(1,423)	(1,584)
Indebtedness, net					$1,223,277	$1,162,444
__________________
(1)SOFR rates were 5.33% and 5.35% at March 31, 2024 and December 31, 2023, respectively.
(2)Base Rate, as defined in the secured credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.50%, (iii) Term SOFR + 1.00%, or (iv) 1.00%.
(3)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the fourth was exercised in June 2023.
(4)On February 5, 2024, we amended this mortgage loan. Terms of the amendment included extending the maturity date by six months from February 2024 to August 2024, and converting the interest rate from a variable rate of SOFR + 1.70% to a fixed rate of 9.00%.
(5)This mortgage loan has a SOFR floor of 1.50%. On April 9, 2024, we repaid this mortgage loan.
(6)This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(7)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised February 2024.
(8)On January 29, 2024, we amended this mortgage loan. Terms of the amendment included extending the current maturity date one year to August 2025, and the variable rate increased from SOFR + 4.04% to SOFR 4.35%. This amended mortgage loan has one one-year extension option, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 4.00%.
(9)On January 3, 2024, we amended this mortgage loan. Terms of the amendment included extending the current maturity date one year to September 2025, and the variable rate increased from SOFR + 1.95% to SOFR + 3.60%. This amended mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(10)On March 7, 2024, we entered into a new $62.0 million mortgage loan. The new loan is interest only and bears interest at a rate of SOFR + 4.75%.
(11)This secured credit facility has one one-year extension option, subject to satisfaction of certain conditions.
(12)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 1.00%.
(13)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.
(14) The final maturity date assumes all available extension options will be exercised.
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
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. For the three months ended March 31, 2024 and 2023, the Company recorded coupon interest expense of $970,000 and $970,000, respectively.
For the three months ended March 31, 2024 and 2023, the Company recorded discount amortization of $152,000 and $144,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026.
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
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of March 31, 2024, we were in compliance with all covenants.
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Three Months Ended March 31,
Interest rate caps:(1)	2024	2023
Notional amount (in thousands)	$124,500	$54,000
Strike rate low end of range	3.50%	3.50%
Strike rate high end of range	5.25%	3.50%
Effective date range	January 2024	January 2023
Termination date range	January 2025 - February 2025	January 2024
Total cost of interest rate caps (in thousands)	$991	$755
_______________
(1)    No instruments were designated as cash flow hedges.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	March 31, 2024	December 31, 2023
Notional amount (in thousands)	$778,280	$778,280
Strike rate low end of range	2.00%	2.00%
Strike rate high end of range	5.25%	5.25%
Termination date range	June 2024 - January 2026	January 2024- January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$777,693	$777,693
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Cameo Beverly Hills (formerly known as the Mr. C Beverly Hills Hotel) and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrants by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflect the fair market value of the Company’s common stock. As of March 31, 2024, no warrants have been exercised.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at March 31, 2024, the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.329% to 3.686% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$3,087	$—	$3,087
Total	$—	$3,087	$—	$3,087	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$—	$—	$—	(2)
Net	$—	$3,087	$—	$3,087

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$2,847	$—	$2,847
	$—	$2,847	$—	$2,847	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(12)	$—	$(12)	(2)
Net	$—	$2,835	$—	$2,835
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

	Gain (Loss) Recognized in Income
	Three Months Ended March 31,
	2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$920		$(437)
Total	$920		$(437)
Liabilities
Derivative liabilities:
Warrants	$12		$103
Net	$932		$(334)

Total combined
Interest rate derivatives - caps	$(751)		$(2,304)
Warrants	12		103
Unrealized gain (loss) on derivatives	$(739)	(1)	$(2,201)	(1)
Realized gain (loss) on interest rate caps	1,671	(1) (2)	1,867	(1) (2)
Net	$932		$(334)
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our condensed consolidated statements of operations.
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$3,087	$3,087	$2,847	$2,847
Financial liabilities measured at fair value:
Derivative liabilities	$—	$—	$12	$12
Financial assets not measured at fair value:
Cash and cash equivalents	$137,051	$137,051	$85,599	$85,599
Restricted cash	82,372	82,372	80,904	80,904
Accounts receivable, net	41,001	41,001	39,199	39,199
Due from third-party hotel managers	23,777	23,777	17,739	17,739
Financial liabilities not measured at fair value:
Indebtedness	$1,233,620	$1,184,388	$1,171,459	$1,124,377
Accounts payable and accrued expenses	144,240	144,240	149,867	149,867
Dividends and distributions payable	9,253	9,253	9,158	9,158
Due to Ashford Inc.	3,728	3,728	1,471	1,471
Due to related parties, net	766	766	603	603
Due to third-party hotel managers	1,993	1,993	1,608	1,608

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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 96.0% of the carrying value of $1.2 billion at March 31, 2024, and approximately 96.0% of the carrying value of $1.2 billion at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$15,929	$16,034
Less: dividends on preferred stock	(10,407)	(10,350)
Less: deemed dividends on preferred stock	(1,998)	(2,454)
Less: dividends on common stock	(3,324)	(3,289)
Less: dividends on unvested performance stock units	(21)	(36)
Less: dividends on unvested restricted shares	—	(9)
Less: net (income) loss allocated to performance stock units	(2)	—
Undistributed net income (loss) allocated to common stockholders	177	(104)
Add back: dividends on common stock	3,324	3,289
Distributed and undistributed net income (loss) - basic	$3,501	$3,185
Income (loss) attributable to redeemable noncontrolling interest in operating partnership	—	261
Dividends on preferred stock - Series E (inclusive of deemed dividends)	9,401	—
Distributed and undistributed net income (loss) - diluted	$12,902	$3,446

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic	66,455	66,498
Effect of assumed conversion of operating partnership units	—	5,980
Effect of assumed conversion of preferred stock - Series E	202,061	—
Weighted average common shares outstanding – diluted	268,516	72,478

Income (loss) per share - basic:
Net income (loss) allocated to common stockholders per share	$0.05	$0.05
Income (loss) per share - diluted:
Net income (loss) allocated to common stockholders per share	$0.05	$0.05

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$9
Income (loss) allocated to unvested performance stock units	23	36
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	296	—
Dividends on preferred stock - Series B	1,058	1,058
Interest expense on Convertible Senior Notes	1,123	1,114
Dividends on preferred stock - Series E (inclusive of deemed dividends)	—	9,730
Dividends on preferred stock - Series M (inclusive of deemed dividends)	1,121	1,191
Total	$3,621	$13,138
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	13	353
Effect of assumed conversion of operating partnership units	5,902	—
Effect of assumed conversion of preferred stock - Series B	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	13,609	13,609
Effect of assumed conversion of preferred stock - Series E	—	100,205
Effect of assumed conversion of preferred stock - Series M	22,340	11,671
Total	45,980	129,954
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of March 31, 2024, there were approximately 1.5 million unvested Performance LTIP units, representing 200% of the target, outstanding.
As of March 31, 2024, we have issued a total of approximately 3.0 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 614,000 LTIP units and 353,000 Performance LTIP units issued from March 2015 to May 2023, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	March 31, 2024	December 31, 2023
Redeemable noncontrolling interests in Braemar OP (in thousands)	$33,005	$32,395
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$59	$66
Ownership percentage of operating partnership	7.75%	7.47%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$(296)	$(261)
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$366	$361
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended March 31,
	2024	2023
Units redeemed	—	1,424
Cash value of common units redeemed	$—	$7,039	(1)
____________________________________
(1)    Mr. Monty J. Bennett’s 1.4 million common units redeemed for cash of approximately $7.0 million during February 2023.
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended March 31,
	2024	2023
Common stock dividends declared	$3,345	$3,334
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.
Performance Stock Units—The compensation committee of the board of directors of the Company may authorize the issuance of grants of performance stock units (“PSUs”) to certain executive officers and directors from time to time. The award agreements provide for the grant of a target number of PSUs that will be settled in shares of common stock of the Company, if, when and to the extent the applicable vesting criteria have been achieved following the end of the performance and service period, which is generally three years from the grant date. The compensation committee utilizes a performance metric, pursuant to which, the performance awards will be eligible to vest, from 0% to 200% of target, based on achievement of certain performance targets over the three-year performance period. The performance criteria are based on performance conditions under the relevant literature and were issued to non-employees. The corresponding compensation cost is recognized ratably over the service period for the award as the service is rendered, based on the corresponding measurement date fair value of the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
award, which may vary from period to period, as the number of performance grants earned may vary since the estimated probable achievement of certain performance targets may vary from period to period.
8.25% Series D Cumulative Preferred Stock- The Series D Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2024	2023
Series D Cumulative Preferred Stock	$825	$825
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2024	2023
Series B Convertible Preferred Stock	$1,058	$1,058

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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Series E Preferred Stock shares issued (1)	—	3,798
Net proceeds (1)	$—	$85,444
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	March 31, 2024	December 31, 2023
Series E Preferred Stock	$375,261	$377,035
Cumulative adjustments to Series E Preferred Stock (1)	$15,138	$13,337
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2024	2023
Series E Preferred Stock	$7,600	$7,534
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Series E Preferred Stock shares redeemed	186	11
Redemption amount, net of redemption fees	$4,403	$282
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
Holders of the Series M Preferred Stock shall have the right to vote for the election of directors of the Company and on all other matters requiring stockholder action by the holders of the common stock, each share being entitled to vote to the same extent as one share of the Company’s common stock, and all such shares voting together as a single class. If and whenever dividends on any shares of Series M Preferred Stock shall be in arrears for 18 or more monthly periods, whether or not such

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
quarterly periods are consecutive, the number of directors then constituting the board shall be increased by two and the holders of such shares of Series M Preferred Stock (voting together as a single class with all other classes or series of capital stock ranking on a parity with the Series M Preferred Stock) shall be entitled to vote for the election of the additional directors of the Company who shall each be elected for one-year terms.
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Series M Preferred Stock shares issued (1)	—	531
Net proceeds (1)	$—	$12,869
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	March 31, 2024	December 31, 2023
Series M Preferred Stock	$43,694	$45,623
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,597
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended March 31,
	2024	2023
Series M Preferred Stock	$924	$932
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Series M Preferred Stock shares redeemed	87	1
Redemption amount, net of redemption fees	$2,163	$25
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
We are also required to pay Ashford LLC an incentive fee that is measured annually (or for a stub period if the advisory agreement is terminated at other than year-end). Each year that our annual total stockholder return exceeds the average annual total stockholder return for our peer group, we pay Ashford LLC an incentive fee over the following three years, subject to the Fixed Charge Coverage Ratio (“FCCR”) Condition, as defined in the advisory agreement, which relates to the ratio of adjusted EBITDA to fixed charges. We also reimburse Ashford LLC for certain reimbursable overhead and internal audit, risk management advisory and asset management services, as specified in the advisory agreement. We also recorded equity-based compensation expense for equity grants of common stock, PSUs and LTIP units awarded to officers and employees of Ashford LLC in connection with providing advisory services.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended March 31,
	2024	2023
Advisory services fee
Base advisory fee	$3,327	$3,640
Reimbursable expenses (1)	2,265	2,022
Equity-based compensation (2)	1,108	2,286
Total	$6,700	$7,948
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
On March 2, 2023, the Company entered into a Limited Waiver Under Advisory Agreement (the “2023 Limited Waiver”) with Braemar OP, Braemar TRS and its Advisor. Pursuant to the 2023 Limited Waiver, the Company, Braemar OP, Braemar TRS and the Company’s Advisor waived the operation of any provision in the advisory agreement that would otherwise limit our ability, in our discretion and at our cost and expense, to award during the first and second fiscal quarters of calendar year 2023, cash incentive compensation to employees and other representatives of the Advisor.
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
Pursuant to the Company’s hotel management agreements with each hotel management company, the Company bears the economic burden for casualty insurance coverage. Under the advisory agreement, Ashford Inc. secures casualty insurance policies to cover Ashford Trust, Braemar, Stirling OP, their hotel managers, as needed, and Ashford Inc. The total loss estimates included in such policies are based on the collective pool of risk exposures from each party. Ashford Inc. has managed the casualty insurance program and beginning in December 2023, Warwick Insurance Company (“Warwick”), a subsidiary of Ashford Inc., provides and manages the general liability, workers’ compensation and business automobile insurance policies within the casualty insurance program. Each year Ashford Inc. collects funds from Ashford Trust, Braemar, Stirling OP and their respective hotel management companies, to fund the casualty insurance program as needed, on an allocated basis.
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings our behalf. For the three months ended March 31, 2024 and 2023, we incurred fees of $1.1 million and $0, respectively.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate capital raised, or June 10, 2023, there was to be a true-up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company was based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed, with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
On February 1, 2023, Braemar entered into a Third Amended and Restated Contribution Agreement, which provided that after the Amended and Restated True-Up Date, capital contributions for the remainder of fiscal year 2023 would be divided between each Party based on the Initial True-Up Ratio, there would be a true up reflecting amounts raised by Ashford Securities since June 10, 2019, and thereafter, the capital contributions would be divided among each Party in accordance with the cumulative ratio of capital raised by the Parties.
Effective January 1, 2024, Braemar entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust, which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities in the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. The terms of this agreement included a life-to-date true-up based on the new terms of the agreement and a new funding schedule for ongoing funding of the broker dealer. Going forward, each capital call will be funded according to the percentages of the discrete raises accomplished in the prior quarter. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Braemar receiving a payment of approximately $5.9 million from Ashford Inc., which resulted in a credit to expense of approximately $5.6 million that is included in “corporate general and administrative” on the condensed consolidated statements of operations for the three months ended March 31, 2024.
As of March 31, 2024, Braemar has funded approximately $13.0 million and has a pre-funded balance of $1.9 million that is included in “other assets” on the condensed consolidated balance sheet.
As of December 31, 2023, Braemar had funded approximately $20.9 million and had a pre-funded balance of approximately $693,000 that is included in “other assets” and a receivable of approximately $3.5 million that is included in “due to Ashford Inc., net” on the consolidated balance sheet. During the first quarter of 2024 there was also a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023, which resulted in a payment of $3.5 million from Ashford Inc.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Corporate, general and administrative	$(5,624)	$1,195
Design and Construction Services
Premier Project Management LLC (“Premier”), a subsidiary of Ashford Inc., provides design and construction services to our hotels, including construction management, interior design, architectural services, and the purchasing, freight management and supervision of installation of FF&E and related services. Pursuant to the design and construction services agreement, we pay Premier: (a) design and construction fees of up to 4% of project costs; and (b) for the following services: (i) architectural (6.5% of total construction costs); (ii) construction management for projects without a general contractor (10% of total construction costs); (iii) interior design (6% of the purchase price of the FF&E designed or selected by Premier); and (iv) FF&E purchasing (8% of the purchase price of FF&E purchased by Premier; provided that if the purchase price exceeds $2.0 million for a single hotel in a calendar year, then the purchasing fee is reduced to 6% of the FF&E purchase price in excess of $2.0 million for such hotel in such calendar year). Such fees are payable monthly as the service is delivered based on percentage complete, as reasonably determined by Premier for each service, or payable as set forth in other agreements.
Hotel Management Services
At March 31, 2024, Remington Hospitality managed four of our 16 hotel properties.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at March 31, 2024, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have one hotel property that operates under a franchise agreement with a 25-year term. The term begins upon the completion of conversion of the Cameo Beverly Hills. Under the terms of the agreement we will pay (i) 3% of gross rooms revenue for the preceding calendar month during the first three years of the agreement; (ii) 4% of gross rooms revenue for the preceding calendar month during year 4; and (iii) 5% of the gross rooms revenue for the preceding calendar month for the remainder of the term. As of March 31, 2024, we are currently paying 3% of gross revenues.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended March 31,
Line Item	2024	2023
Other hotel expenses	$80	$—
Management Fees—Under hotel management agreements for our hotel properties existing at March 31, 2024, we pay a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from December 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2024, no amounts have been accrued.
On June 8, 2022, a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties are still considering. The allocation to Hilton La Jolla Torrey Pines would be approximately $371,000, which has been accrued as of March 31, 2024.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters and matters relating to compliance with applicable law (for example, the Americans with Disabilities Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations or cash flow.
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of March 31, 2024 and December 31, 2023, all of our hotel properties were in the U.S. and its territories.
17. Subsequent Events
On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million.
On May 6, 2024, CHH Torrey Pines Hotel Partners, LP and CHH Torrey Pines Tenant Corp. (together, “Seller”), indirect subsidiaries of the Company, entered into an Agreement of Purchase and Sale with JRK Torrey Pines Hotel Owner LLC, for the sale of the Hilton La Jolla Torrey Pines hotel for $165 million in cash, subject to customary pro-rations and adjustments. The Company owns an indirect 75% equity interest in Seller. The sale of the hotel is expected to close in the second quarter of 2024, subject to customary closing conditions.

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
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•the factors discussed in our Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “2023 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” and “Properties;” and other filings under the Exchange Act;
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
•extreme weather conditions, which may cause property damage or interrupt business;
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
•actual and potential conflicts of interest with Ashford Trust, Ashford Inc. and its subsidiaries (including Ashford LLC, Remington Hospitality and Premier), Stirling Hotels & Resorts, Inc. (“Stirling Inc.”), and our executive officers and our non-independent directors;
•changes in personnel of Ashford LLC or the lack of availability of qualified personnel;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•legislative and regulatory changes, including changes to the Internal Revenue Code of 1986, as amended (the “Code”) and related rules, regulations and interpretations governing the taxation of REITs;
•limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes; and
•future sales and issuances of our common stock or other securities, which might result in dilution and could cause the price of our common stock to decline.
When considering forward-looking statements, you should keep in mind the matters summarized under “Item 1A. Risk Factors” in Part I of our 2023 10-K and this Form 10-Q, and the discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, could cause our actual results and performance to differ significantly from those contained in our forward-looking statements. Accordingly, we cannot guarantee future results or performance. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this Form 10-Q. Furthermore, we do not intend to update any of our forward-looking statements after the date of this Form 10-Q to conform these statements to actual results and performance, except as may be required by applicable law.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of March 31, 2024, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,201 total rooms, or 3,963 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties, through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of March 31, 2024, Remington Hospitality, a subsidiary of Ashford Inc., managed four of our 16 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr., as of March 31, 2024, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 610,261 shares of Ashford Inc. common stock, which represented an approximate 17.8% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,233,861 shares of Ashford Inc. common stock, which if converted as of March 31, 2024 would have increased the Bennetts’ ownership interest in Ashford Inc. to 63.2%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of March 31, 2024, Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., together owned approximately 3,116,271 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 4.2% ownership in the Company.
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
On February 5, 2024, the Company amended the mortgage loan secured by the Hilton La Jolla Torrey Pines. It remains encumbered by the original mortgage loan, which now has been partially paid down to a remaining balance of $66.6 million. While the Company considers its alternatives regarding refinancing the loan or potentially selling the asset, the lender has provided a six month extension. During this time, the mortgage loan bears an annual fixed interest rate of 9.0%.
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
On March 10, 2024, Blackwells Capital LLC and certain of its affiliates (collectively, “Blackwells”) submitted materials to the Company purporting to provide notice (the “Purported Nominating Notice”) of Blackwells’ intent to nominate four individuals for election to our board of directors and submit non-binding business proposals for stockholder consideration at the Company’s 2024 annual meeting of stockholders (the “Annual Meeting”). After reviewing the Purported Nominating Notice, the board of directors determined that the Purported Nominating Notice failed to comply with the advance notice provisions under the Company's Bylaws (including among other reasons Blackwells’ failure to disclose its continued interest in acquiring the Company) and, as a result, determined Blackwells’ nominations to be invalid. On March 22, 2024, Blackwells filed a preliminary proxy statement with the SEC to solicit proxies in support of its purported nominees and business proposals set forth in the Purported Nominating Notice. On March 24, 2024, the Company brought suit against Blackwells in the United States District Court for the Northern District of Texas, seeking injunctive relief against the solicitation of proxies by Blackwells and a declaratory judgment that Blackwells’ nomination is invalid and, as a result, that Blackwells’ slate of purported nominees is invalid and ineligible to stand for election by the Company’s stockholders. On April 3, 2024, Blackwells filed its definitive proxy statement with the SEC.
In April 2024, the Company repaid the $30.0 million mortgage loan secured by the Cameo Beverly Hills hotel.
On May 3, 2024, the board of directors reflecting its commitment to creating long-term value to shareholders, approved notable capital market activities and strategic updates, including:
-The sale of Hilton Torrey Pines for $165 million, and evaluating the sale of two other hotels
-The repayment of all of its 2024 debt maturities
-A $50 million preferred share redemption program

-A $50 million common share repurchase authorization
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company intends to begin share repurchases as soon as practicable and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of director’s authorization replaced any previous repurchase authorizations.
On May 6, 2024, CHH Torrey Pines Hotel Partners, LP and CHH Torrey Pines Tenant Corp. (together “Seller”), indirect subsidiaries of the Company, entered into an Agreement of Purchase and Sale with JRK Torrey Pines Hotel Owner LLC, for the sale of the Hilton La Jolla Torrey Pines hotel for $165 million in cash, subject to customary pro-rations and adjustments. The Company owns an indirect 75% equity interest in Seller. The sale of the hotel is expected to close in the second quarter of 2024, subject to customary closing conditions.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$138,552	$137,527	$1,025	0.7%
Food and beverage	53,547	52,228	1,319	2.5
Other	26,980	25,546	1,434	5.6
Total hotel revenue	219,079	215,301	3,778	1.8
Expenses
Hotel operating expenses:
Rooms	28,264	27,358	(906)	(3.3)
Food and beverage	40,717	39,739	(978)	(2.5)
Other expenses	60,076	62,295	2,219	3.6
Management fees	6,976	6,705	(271)	(4.0)
Total hotel operating expenses	136,033	136,097	64	—
Property taxes, insurance and other	10,685	8,116	(2,569)	(31.7)
Depreciation and amortization	25,420	22,521	(2,899)	(12.9)
Advisory services fee	6,700	7,948	1,248	15.7
Corporate general and administrative	(2,226)	2,820	5,046	178.9
Total expenses	176,612	177,502	890	0.5
Operating income (loss)	42,467	37,799	4,668	12.3
Equity in earnings (loss) of unconsolidated entity	(49)	(73)	24	32.9
Interest income	796	2,108	(1,312)	(62.2)
Interest expense and amortization of discounts and loan costs	(26,491)	(22,873)	(3,618)	(15.8)
Write-off of loan costs and exit fees	(721)	(12)	(709)	(5,908.3)
Gain (loss) on extinguishment of debt	—	2,318	(2,318)	(100.0)
Realized and unrealized gain (loss) on derivatives	932	(334)	1,266	379.0
Income (loss) before income taxes	16,934	18,933	(1,999)	(10.6)
Income tax (expense) benefit	(1,452)	(2,329)	877	37.7
Net income (loss)	15,482	16,604	(1,122)	(6.8)
(Income) loss attributable to noncontrolling interest in consolidated entities	743	(309)	1,052	340.5
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	(296)	(261)	(35)	(13.4)
Net income (loss) attributable to the Company	$15,929	$16,034	$(105)	(0.7)%
The following table illustrates the key performance indicators of our 16 hotel properties owned for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Occupancy	65.39%	64.85%
ADR (average daily rate)	$551.46	$559.16
RevPAR (revenue per available room)	$360.59	$362.62
Rooms revenue (in thousands)	$138,552	$137,527
Total hotel revenue (in thousands)	$219,079	$215,301
Net Income Attributable to the Company. Net income attributable to the Company decreased $105,000 from $16.0 million for the three months ended March 31, 2023 (the “2023 quarter”) to $15.9 million for the three months ended March 31, 2024 (the “2024 quarter”), as a result of the factors discussed below.

Rooms Revenue. Rooms revenue increased $1.0 million, or 0.7%, to $138.6 million during the 2024 quarter compared to the 2023 quarter. During the 2024 quarter, we experienced a 54 basis point increase in occupancy and room rates decreased 1.4% compared to the 2023 quarter.
Fluctuations in rooms revenue between the 2024 quarter and the 2023 quarter are a result of the changes in occupancy and ADR between the 2024 quarter and the 2023 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1) (2)	$355	68	0.6%
Marriott Seattle Waterfront	238	47	3.7%
The Notary Hotel	(23)	170	(4.8)%
The Clancy	612	538	(2.1)%
Sofitel Chicago Magnificent Mile	(192)	(210)	(2.7)%
Pier House Resort & Spa	(133)	(201)	(0.3)%
The Ritz-Carlton St. Thomas	513	182	(0.4)%
Park Hyatt Beaver Creek Resort & Spa	(1,160)	(274)	(6.4)%
Hotel Yountville	(190)	58	(11.3)%
The Ritz-Carlton Sarasota (1)	534	389	(2.3)%
Hilton La Jolla Torrey Pines	(367)	(381)	(1.5)%
Bardessono Hotel and Spa (1)	(623)	(723)	(11.0)%
The Ritz-Carlton Lake Tahoe	(1,155)	(730)	0.1%
Cameo Beverly Hills	(907)	(828)	(20.4)%
The Ritz-Carlton Reserve Dorado Beach	3,565	921	4.6%
Four Seasons Resort Scottsdale	(42)	1,122	(18.5)%
Total	$1,025	$54	(1.4)%
________
(1)This hotel was under renovation during the 2024 quarter.
(2)This hotel was under renovation during the 2023 quarter.
Food and Beverage Revenue. Food and beverage revenue increased $1.3 million, or 2.5%, to $53.5 million during the 2024 quarter compared to the 2023 quarter. We experienced an aggregate increase in food and beverage revenue of $3.2 million at nine hotel properties. These increases were partially offset by an aggregate decrease of approximately $1.9 million at Capital Hilton, Sofitel Chicago Magnificent Mile, Pier House Resort & Spa, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Lake Tahoe, Bardessono Hotel and Spa, and Cameo Beverly Hills.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $1.4 million, or 5.6%, to $27.0 million during the 2024 quarter compared to the 2023 quarter. This increase is attributable to higher other hotel revenue of $2.1 million at 12 hotel properties. These increases were partially offset by an aggregate decrease of approximately $713,000 at Bardessono Hotel and Spa, Hilton La Jolla Torrey Pines, Four Seasons Resort Scottsdale, and The Ritz-Carlton Lake Tahoe.
Rooms Expense. Rooms expense increased $906,000, or 3.3%, to $28.3 million in the 2024 quarter compared to the 2023 quarter. This increase is attributable to an aggregate increase in rooms expense of $1.3 million at 11 hotel properties. These increases were partially offset by an aggregate decrease of approximately $349,000 at The Ritz-Carlton St. Thomas, Bardessono Hotel and Spa, Hotel Yountville, Cameo Beverly Hills, and Park Hyatt Beaver Creek Resort & Spa.
Food and Beverage Expense. Food and beverage expense increased $978,000, or 2.5%, to $40.7 million during the 2024 quarter compared to the 2023 quarter. This increase is attributable to higher food and beverage expense of $1.8 million at 12 hotel properties. These increases were partially offset by an aggregate decrease of approximately $855,000 at Capital Hilton, Park Hyatt Beaver Creek Resort & Spa, Bardessono Hotel and Spa and Cameo Beverly Hills.
Other Operating Expenses. Other operating expenses decreased $2.2 million, or 3.6%, to $60.1 million in the 2024 quarter compared to the 2023 quarter. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $738,000 in direct expenses and a decrease of $3.0 million in indirect expenses and incentive management fees in the 2024 quarter compared to the 2023 quarter. Direct expenses were 4.5% of total hotel revenue in the 2024 quarter and 4.2% in the 2023 quarter.

The increase in direct expenses is associated with higher direct expenses of approximately $779,000 at 12 hotel properties. These increases were partially offset by lower direct expenses of $41,000 at the Capital Hilton, Bardessono Hotel and Spa, Cameo Beverly Hills, and The Notary Hotel.
The decrease in indirect expenses was attributable to lower: (i) incentive management fees of $1.9 million; (ii) general and administrative costs of $1.7 million; (iii) lease expense of $277,000; and (iv) energy costs of $225,000, partially offset by higher: (i) repairs and maintenance of $642,000; and (ii) $467,000 in marketing costs.
Management Fees. Base management fees increased $271,000, or 4.0%, to $7.0 million in the 2024 quarter compared to the 2023 quarter. Management fees increased $432,000 at eight hotel properties. These increases were partially offset by an aggregate decrease of $161,000 at the Park Hyatt Beaver Creek Resort & Spa, Pier House Resort & Spa, Hotel Yountville, Bardessono Hotel and Spa, Cameo Beverly Hills, Sofitel Chicago Magnificent Mile, Hilton La Jolla Torrey Pines, and The Ritz-Carlton Lake Tahoe.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.6 million, or 31.7%, to $10.7 million in the 2024 quarter compared to the 2023 quarter. This increase is primarily attributable to an increase of $1.7 million at the Sofitel Chicago Magnificent Mile related to a property tax refund received in the 2023 quarter and an aggregate increase of $1.9 million at 13 hotel properties. These increases were partially offset by an aggregate decrease of approximately $1.1 million at two hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $2.9 million, or 12.9%, to $25.4 million for the 2024 quarter compared to the 2023 quarter. This increase is comprised of an aggregate increase of $3.8 million at 12 hotel properties. These increases were partially offset by an aggregate decrease of $856,000 at Sofitel Chicago Magnificent Mile, The Clancy, The Notary Hotel, and Pier House Resort & Spa, primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee decreased $1.2 million, or 15.7%, to $6.7 million in the 2024 quarter compared to the 2023 quarter due to lower equity-based compensation of $1.2 million and base advisory fee of $313,000 partially offset by higher reimbursable expenses of $243,000.
In the 2024 quarter, we recorded an advisory services fee of $6.7 million, which included a base advisory fee of $3.3 million, reimbursable expenses of $2.3 million and $1.1 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
In the 2023 quarter, we recorded an advisory services fee of $7.9 million, which included a base advisory fee of $3.6 million, reimbursable expenses of $2.0 million and $2.3 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was a credit of $2.2 million in the 2024 quarter compared to expense of $2.8 million in the 2023 quarter. The change in corporate general and administrative expenses of $5.0 million is primarily attributable to a revision to the estimated contribution amount associated with the Fourth Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $5.6 million expense reduction in the 2024 quarter. This decrease was partially offset by higher professional fees of $1.8 million, higher miscellaneous expenses of $14,000, and higher public company costs of $4,000.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2024 quarter and the 2023 quarter, we recorded equity in loss of unconsolidated entity of $49,000 and $73,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $796,000 and $2.1 million in the 2024 quarter and the 2023 quarter, respectively. The decrease in interest income in the 2024 quarter was primarily attributable to lower excess cash balances in the 2024 quarter compared to the 2023 quarter.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $3.6 million, or 15.8%, to $26.5 million for the 2024 quarter compared to the 2023 quarter. The increase is primarily due to higher interest expense from higher average interest rates. The average SOFR rates for the 2024 quarter and the 2023 quarter were 5.33% and 4.50%, respectively. LIBOR ceased to be published after June 30, 2023. The average LIBOR rate for the 2023 quarter was 4.62%.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $721,000 in the 2024 quarter related to various loan refinances and modifications. Write-off of loan costs and exit fees was $12,000 in the 2023 quarter related to The Ritz-Carlton Lake Tahoe mortgage loan SOFR conversion.

Gain (loss) on Extinguishment of Debt. Gain on extinguishment of debt was $2.3 million in the 2023 quarter due to the payoff of The Ritz-Carlton Reserve Dorado Beach mortgage loan. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired. There was no such gain or loss in the 2024 quarter.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $932,000 for the 2024 quarter consisted of an unrealized gain on warrants of $12,000 and a realized gain of $1.7 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $751,000.
Realized and unrealized loss on derivatives of $334,000 for the 2023 quarter consisted of unrealized loss on interest rate caps of approximately $2.3 million, partially offset by unrealized gain on warrants of approximately $103,000, and a realized gain of $1.9 million associated with payments received from counterparties on interest rate caps.
Income Tax (Expense) Benefit. Income tax expense decreased $877,000, from $2.3 million in the 2023 quarter to $1.5 million in the 2024 quarter. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2024 quarter compared to the 2023 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated loss of $743,000 and income of $309,000 in the 2024 quarter and the 2023 quarter, respectively. At both March 31, 2024 and 2023, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $296,000 in the 2024 quarter and $261,000 in the 2023 quarter. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 7.75% and 7.47% as of March 31, 2024 and 2023, respectively.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of March 31, 2024, The Ritz-Carlton Lake Tahoe was in a cash trap, although there was no cash trapped for this mortgage loan.
As of March 31, 2024, the Company held cash and cash equivalents of $137.1 million and restricted cash of $82.4 million, the vast majority of which is comprised of lender and manager-held reserves. As of March 31, 2024, $23.8 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At March 31, 2024, our net debt to gross assets was 39.6%.
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

On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of May 7, 2024, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company intends to begin share repurchases as soon as practicable and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of director’s authorization replaced any previous repurchase authorizations.
Debt Transactions
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
On February 5, 2024, the Company amended the mortgage loan secured by the Hilton La Jolla Torrey Pines. It remains encumbered by the original mortgage loan, which now has been partially paid down to a remaining balance of $66.6 million. While the Company considers its alternatives regarding refinancing the loan or potentially selling the asset, the lender has provided a six-month extension. During this time, the mortgage loan bears an annual fixed interest rate of 9.0%.
On March 7, 2024, the Company closed on a $62.0 million non-recourse loan secured by the Ritz-Carlton Reserve Dorado Beach. The mortgage loan has a two-year term, is interest only and provides for a floating interest rate of SOFR + 4.75%.
In April 2024, the Company repaid the $30.0 million mortgage loan secured by the Cameo Beverly Hills hotel.
Sources and Uses of Cash
We had approximately $137.1 million and $85.6 million of cash and cash equivalents at March 31, 2024 and December 31, 2023, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $36.0 million and $42.3 million for the three months ended March 31, 2024 and 2023, respectively. Cash flows from operations were impacted by changes in hotel operations. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the three months ended March 31, 2024, net cash flows used in investing activities were $22.8 million. These cash outflows were primarily attributable to $23.3 million of capital improvements made to various hotel properties partially offset by cash inflows of $504,000 related to proceeds from property insurance. Our capital improvements consisted of approximately $17.6 million of return on investment capital projects and approximately $5.7 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the three months ended March 31, 2024, net cash flows provided by financing activities were $39.7 million. Cash inflows primarily consisted of cash inflows of $62.0 million from borrowings on indebtedness and $1.6 million of proceeds from in-the-money interest rate caps. These cash inflows were partially offset by cash outflows primarily consisting of $13.1 million of dividend and distribution payments, $991,000 to purchase interest rate caps, $3.2 million of payments of loan costs and exit fees, and $6.6 million for cash redemptions of Series E and Series M preferred stock.
For the three months ended March 31, 2023, net cash flows provided by financing activities were $5.3 million. Cash inflows primarily consisted of $98.0 million from the issuance of preferred stock, contributions from noncontrolling interest in consolidated entities of $2.0 million and $1.6 million of proceeds from in-the-money interest rate caps. The cash inflows were partially offset by repayments of indebtedness of $54.3 million, $12.6 million of dividend and distribution payments, $19.0 million of payments to repurchase common stock, payments of $7.0 million for the redemption of operating partnership units, $2.0 million of distributions to noncontrolling interests in consolidated entities, $755,000 to purchase interest rate caps, payments of loan costs and exit fees of $404,000 and $307,000 for cash redemptions of Series E and Series M preferred stock.
Dividend Policy. On December 5, 2023, our board of directors approved the Company’s dividend policy for 2024. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2024, or $0.20 per share on an annualized basis. On January 3, 2024, our board of directors declared a quarterly cash dividend of $0.05 per diluted share, for the first quarter of 2024. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board will continue to review our dividend policy on a quarter-to-quarter basis and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our accounting policies that are critical or most important to understanding our financial condition and results of operations and that require management to make the most difficult judgments are described in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K. There have been no material changes in these critical accounting policies.
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

We then further adjust EBITDAre to exclude certain additional items such as amortization of favorable (unfavorable) contract assets (liabilities), transaction and conversion costs, other income/expense, write-off of loan costs and exit fees, gain/loss on insurance settlements, advisory and settlement costs, advisory services incentive fee, gain/loss on extinguishment of debt, stock/unit-based compensation and the Company’s portion of adjustments to EBITDAre of OpenKey and non-cash items such as unrealized gain/ loss on derivatives.
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
The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$15,482	$16,604
Interest expense and amortization of loan costs	26,491	22,873
Depreciation and amortization	25,420	22,521
Income tax expense (benefit)	1,452	2,329
Equity in (earnings) loss of unconsolidated entity	49	73
Company’s portion of EBITDA of OpenKey	(57)	(77)
EBITDA and EBITDAre	68,837	64,323
Amortization of favorable (unfavorable) contract assets (liabilities)	119	119
Transaction and conversion costs	(5,627)	1,195
Write-off of premiums, loan costs and exit fees	721	12
Realized and unrealized (gain) loss on derivatives	(932)	334
Stock/unit-based compensation	1,127	2,328
Legal, advisory and settlement costs	1,947	69
(Gain) loss on extinguishment of debt	—	(2,318)
Adjusted EBITDAre	$66,192	$66,062

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$15,482	$16,604
(Income) loss attributable to noncontrolling interest in consolidated entities	743	(309)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	(296)	(261)
Preferred dividends	(10,407)	(10,350)
Deemed dividends on preferred stock	(1,998)	(2,454)
Net income (loss) attributable to common stockholders	3,524	3,230
Depreciation and amortization on real estate (1)	24,180	21,785
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	296	261
Equity in (earnings) loss of unconsolidated entity	49	73
Company’s portion of FFO of OpenKey	(67)	(78)
FFO available to common stockholders and OP unitholders	27,982	25,271
Deemed dividends on preferred stock	1,998	2,454
Transaction and conversion costs	(5,627)	1,195
Write-off of premiums, loan costs and exit fees	721	12
Unrealized (gain) loss on derivatives	739	2,201
Stock/unit-based compensation	1,127	2,328
Legal, advisory and settlement costs	1,947	69
Interest expense accretion on refundable membership club deposits	165	178
Amortization of loan costs	1,208	739
(Gain) loss on extinguishment of debt	—	(2,318)
Adjusted FFO available to common stockholders and OP unitholders	$30,260	$32,129
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended March 31,
	2024	2023
Depreciation and amortization on real estate	$(1,240)	$(736)
Amortization of loan costs	(103)	(23)

The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	559	75%	419
Marriott Seattle Waterfront	Seattle, WA	369	100%	369
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Cameo Beverly Hills (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65
Total		4,201		3,963
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
At March 31, 2024, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at March 31, 2024, would be approximately $2.7 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $152.9 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at March 31, 2024, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of March 31, 2024, no amounts have been accrued.
On June 8, 2022 a lawsuit was filed against various Hilton entities on behalf of a class of all hourly employees at all Hilton-branded managed properties in California, including Hilton La Jolla Torrey Pines. The complaint includes claims for unpaid wages, meal and rest break violations, and unreimbursed business expenses, along with various derivative claims including wage statement, final pay, and Private Attorneys General Act (“PAGA”) claims.
On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties are still considering. The allocation to Hilton La Jolla Torrey Pines would be approximately $371,000, which has been accrued as of March 31, 2024.
We are also engaged in other legal proceedings that have arisen but have not been fully adjudicated. To the extent the claims giving rise to these legal proceedings are not covered by insurance, they relate to the following general types of claims: employment matters, tax matters and matters relating to compliance with applicable law (for example, the Americans with Disabilities Act and similar state laws). The likelihood of loss from these legal proceedings is based on the definitions within contingency accounting literature. We recognize a loss when we believe the loss is both probable and reasonably estimable. Based on the information available to us relating to these legal proceedings and/or our experience in similar legal proceedings, we do not believe the ultimate resolution of these proceedings, either individually or in the aggregate, will have a material adverse effect on our consolidated financial position, results of operations, or cash flow.
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.

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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. In addition to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, the following risk factor should be carefully considered in evaluating us and our business.
Actions of activist stockholders have caused and could continue to cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business.
We have been and may continue to be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities continue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees. For example, we have been and may continue to be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. This may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
On March 10, 2024, Blackwells Capital LLC and certain of its affiliates (collectively, “Blackwells”) submitted materials to the Company purporting to provide notice (the “Purported Nominating Notice”) of Blackwells’ intent to nominate four individuals for election to our board of directors and submit non-binding business proposals for stockholder consideration at the Annual Meeting. After reviewing the Purported Nominating Notice, the board of directors determined that the Purported Nominating Notice failed to comply with the advance notice provisions under the Company’s Bylaws (including among other reasons Blackwells’ failure to disclose its continued interest in acquiring the Company) and, as a result, determined Blackwells’ nominations to be invalid. On March 22, 2024, Blackwells filed a preliminary proxy statement with the SEC to solicit proxies in support of its purported nominees and business proposals set forth in the Purported Nominating Notice. On March 24, 2024, the Company brought suit against Blackwells in the United States District Court for the Northern District of Texas, seeking injunctive relief against the solicitation of proxies by Blackwells and a declaratory judgment that Blackwells’ nomination is invalid and, as a result, that Blackwells’ slate of purported nominees is invalid and ineligible to stand for election by the Company’s stockholders. On April 3, 2024, Blackwells filed its definitive proxy statement with the SEC.
As previously disclosed, the Company has postponed the Annual Meeting, previously scheduled to be held on May 15, 2024, to July 30, 2024, and the record date for the 2024 Annual Meeting will be May 2, 2024. The litigation between the Company and Blackwells is currently stayed.
We believe that the purported nominees and non-binding business proposals set forth in Blackwells’ proxy materials cannot properly be brought before the Annual Meeting and, unless ordered to do so by a court of competent jurisdiction (a “Valid Court Order”), the Company will not recognize or tabulate any proxies or votes in favor of Blackwells' purported nominees or non-binding business proposals at the Annual Meeting. In the event a Valid Court Order is issued, the Company will amend this proxy statement and furnish to stockholders a new universal proxy card which will include Blackwells’ director candidates and non-binding business proposals, and the Company will provide stockholders with sufficient time to receive such proxy materials and cast their votes on such new universal proxy card prior to the Annual Meeting (or any postponement or adjournment thereof). We expect if a Valid Court Order is issued and an ongoing proxy contest between the Company and Blackwells occurs, such contest will divert significant financial and operational resources from the Company and may negatively affect our stock price and overall financial and operational performance.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company intends to begin share repurchases as soon as practicable and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of director’s authorization replaced any previous repurchase authorizations.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the first quarter of 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
January 1 to January 31	—		$—		—
February 1 to February 29	128,105	(1)	$2.30	(2)	—
March 1 to March 31	42,978	(1)	$1.95	(2)	—
Total	171,083		$2.22		—
________
(1)Includes 127,803 and 42,679 shares in February and March, respectively, that were withheld to cover tax-withholding requirements related to the vesting of restricted shares of our common stock issued to employees of our Advisor pursuant to the Company’s stockholder-approved stock incentive plan
(2)    There is no cost associated with the forfeiture of 302 and 299 restricted shares of our common stock in February and March, respectively.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
None.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Exhibit	Description
3.6
Articles of Amendment of Braemar Hotels & Resorts Inc., accepted for record and certified by the SDAT on January 23, 2020 (incorporated by reference to Exhibit 3.13 to Amendment No. 1 to the Registration Statement on Form S-3 filed with the SEC on January 24, 2020) (File No. 333-234663).

3.7
Fifth Amended and Restated Bylaws, as amended by Amendment No.1 on February 27,2024 , adopted on February 27,2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 1, 2024) (File NO. 001-35972).

10.1
Amendment No. 2 to the Master Project Management Agreement, dated as of February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Premier Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972).

10.2
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972).

10.3
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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	May 9, 2024	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	May 9, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer