Form 10-Q
period 2024-06-30
Braemar Hotels & Resorts Inc.
filed 2024-08-08
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2024
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	66,522,206
(Class)	Outstanding at August 6, 2024

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

2

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Investments in hotel properties, gross	$2,269,523	$2,382,716
Accumulated depreciation	(469,885)	(498,508)
Investments in hotel properties, net	1,799,638	1,884,208
Cash and cash equivalents	114,607	85,599
Restricted cash	52,339	80,904
Accounts receivable, net of allowance of $201 and $237, respectively	32,412	39,199
Inventories	4,634	5,003
Prepaid expenses	4,929	9,938
Deferred costs, net	75	75
Investment in unconsolidated entity	1,540	1,674
Derivative assets	2,177	2,847
Operating lease right-of-use assets	34,317	78,383
Other assets	19,349	17,751
Intangible assets, net	3,314	3,504
Due from related parties, net	365	—
Due from third-party hotel managers	17,088	17,739
Assets held for sale	124,931	—
Total assets	$2,211,715	$2,226,824
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,128,439	$1,162,444
Accounts payable and accrued expenses	129,667	149,867
Dividends and distributions payable	9,333	9,158
Due to Ashford Inc.	2,571	1,471
Due to related parties, net	—	603
Due to third-party hotel managers	674	1,608
Operating lease liabilities	19,110	60,379
Other liabilities	23,740	22,756
Derivative liabilities	—	12
Liabilities associated with assets held for sale	113,460	—
Total liabilities	1,426,994	1,408,298
Commitments and contingencies (note 15)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 16,142,351 and 16,316,315 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	374,847	377,035
Series M redeemable preferred stock, $0.01 par value, 1,622,773 and 1,832,805 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	40,569	45,623
Redeemable noncontrolling interests in operating partnership	31,579	32,395
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 66,522,206 and 66,636,353 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	665	666
Additional paid-in capital	718,901	718,498
Accumulated deficit	(437,302)	(412,199)
Total stockholders’ equity of the Company	282,280	306,981
Noncontrolling interest in consolidated entities	(9,980)	(8,934)
Total equity	272,300	298,047
Total liabilities and equity	$2,211,715	$2,226,824
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Rooms	$116,227	$117,137	$254,779	$254,664
Food and beverage	47,563	47,776	101,110	100,004
Other	23,797	21,794	50,777	47,340
Total hotel revenue	187,587	186,707	406,666	402,008
EXPENSES
Hotel operating expenses:
Rooms	27,476	26,705	55,740	54,063
Food and beverage	36,664	36,365	77,381	76,104
Other expenses	58,155	56,297	118,231	118,592
Management fees	6,068	5,880	13,044	12,585
Total hotel operating expenses	128,363	125,247	264,396	261,344
Property taxes, insurance and other	10,058	9,396	20,755	17,512
Depreciation and amortization	24,694	22,567	50,114	45,088
Advisory services fee	7,828	8,215	14,528	16,163
Corporate general and administrative	4,469	3,896	2,231	6,716
Total operating expenses	175,412	169,321	352,024	346,823
OPERATING INCOME (LOSS)	12,175	17,386	54,642	55,185
Equity in earnings (loss) of unconsolidated entity	(85)	(75)	(134)	(148)
Interest income	1,072	2,295	1,868	4,403
Interest expense and amortization of discounts and loan costs	(27,285)	(23,600)	(53,776)	(46,473)
Write-off of loan costs and exit fees	(82)	(248)	(803)	(260)
Gain (loss) on extinguishment of debt	(22)	—	(22)	2,318
Realized and unrealized gain (loss) on derivatives	326	1,029	1,258	695
INCOME (LOSS) BEFORE INCOME TAXES	(13,901)	(3,213)	3,033	15,720
Income tax (expense) benefit	114	75	(1,338)	(2,254)
NET INCOME (LOSS)	(13,787)	(3,138)	1,695	13,466
(Income) loss attributable to noncontrolling interest in consolidated entities	303	367	1,046	58
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,919	925	1,623	664
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	(11,565)	(1,846)	4,364	14,188
Preferred dividends	(10,329)	(10,877)	(20,736)	(21,227)
Deemed dividends on preferred stock	(26)	(301)	(2,024)	(2,755)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,920)	$(13,024)	$(18,396)	$(9,794)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.33)	$(0.20)	$(0.28)	$(0.14)
Weighted average common shares outstanding – basic	66,501	65,806	66,478	68,378
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.33)	$(0.20)	$(0.28)	$(0.14)
Weighted average common shares outstanding – diluted	66,501	65,806	66,478	68,378
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$(13,787)	$(3,138)	$1,695	$13,466
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Total other comprehensive income (loss)	—	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	(13,787)	(3,138)	1,695	13,466
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	303	367	1,046	58
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,919	925	1,623	664
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(11,565)	$(1,846)	$4,364	$14,188
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2024	1,600	$16	66,477	$664	$718,606	$(412,013)	$(9,677)	$297,596	3,078	$65,426	16,163	$375,261	1,748	$43,694	$33,005
Equity-based compensation	—	—	—	—	296	—	—	296	—	—	—	—	—	—	839
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	32	809	1	34	—
Issuance of restricted shares/units	—	—	45	1	(1)	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,347)	—	(3,347)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(7,570)	—	(7,570)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52/share)	—	—	—	—	—	(876)	—	(876)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(368)
Net income (loss)	—	—	—	—	—	(11,565)	(303)	(11,868)	—	—	—	—	—	—	(1,919)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(53)	(1,249)	(126)	(3,159)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(26)	—	(26)	—	—	—	26	—		—
Redemption value adjustment	—	—	—	—	—	(22)	—	(22)	—	—	—	—	—	—	22
Balance at June 30, 2024	1,600	$16	66,522	$665	$718,901	$(437,302)	$(9,980)	$272,300	3,078	$65,426	16,142	$374,847	1,623	$40,569	$31,579

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
Purchase of common stock	—	—	(170)	(2)	(367)	—	—	(369)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	768	—	—	768	—	—	—	—	—	—	1,494
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	65	1,637	3	71	—
Issuance of restricted shares/units	—	—	57	1	2	—	—	3	—	—	—	—	—	—	32
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.10 /share)	—	—	—	—	—	(6,692)	—	(6,692)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.68/share)	—	—	—	—	—	(2,116)	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.04/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.94/share)	—	—	—	—	—	(15,170)	—	(15,170)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.04/share)	—	—	—	—	—	(1,800)	—	(1,800)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(734)
Net income (loss)	—	—	—	—	—	4,364	(1,046)	3,318	—	—	—	—	—	—	(1,623)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(239)	(5,652)	(213)	(5,322)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(2,024)	—	(2,024)	—	—	—	1,827	—	197	—
Redemption value adjustment	—	—	—	—	—	(15)	—	(15)	—	—	—	—	—	—	15
Balance at June 30, 2024	1,600	$16	66,522	$665	$718,901	$(437,302)	$(9,980)	$272,300	3,078	$65,426	16,142	$374,847	1,623	$40,569	$31,579

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2023	1,600	$16	65,950	$659	$715,729	$(324,840)	$(14,013)	$377,551	3,078	$65,426	16,474	$378,906	1,960	$48,294	$34,820
Purchase of common stock	—	—	(1)	—	(4)	—	—	(4)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	1,262	—	—	1,262	—	—	—	—	—	—	1,752
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	32	828	4	76	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,335)	—	(3,335)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.50 /share)	—	—	—	—	—	(7,986)	—	(7,986)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52 /share)	—	—	—	—	—	(1,008)	—	(1,008)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	2,026	2,026	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(315)	(315)	—	—	—	—	—	—	(361)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(123)
Net income (loss)	—	—	—	—	—	(1,846)	(367)	(2,213)	—	—	—	—	—	—	(925)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(21)	(507)	(4)	(90)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(301)	—	(301)	—	—	—	176	—	125	—
Redemption value adjustment	—	—	—	—	—	(11)	—	(11)	—	—	—	—	—	—	11
Balance at June 30, 2023	1,600	$16	65,994	$659	$716,987	$(341,210)	$(12,669)	$363,783	3,078	$65,426	16,485	$379,403	1,960	$48,405	$35,174

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,969)	(40)	(19,214)	—	—	(19,254)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,067	—	—	2,067	—	—	—	—	—	—	3,160
Common stock issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	3,860	86,744	537	12,955	—
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock - ($0.10/share)	—		—	—	—	(6,669)	—	(6,669)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.69/share)	—	—	—	—	—	(2,116)	—	(2,116)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($1.03/share)	—	—	—	—	—	(1,650)	—	(1,650)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.00/share)	—	—	—	—	—	(15,520)	—	(15,520)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.03/share)	—	—	—	—	—	(1,941)	—	(1,941)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	4,050	4,050	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(315)	(315)	—	—	—	—	—	—	(722)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,162)
Net income (loss)	—	—	—	—	—	14,188	(58)	14,130	—	—	—	—	—	—	(664)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(32)	(789)	(5)	(115)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(2,755)	—	(2,755)	—	—	—	2,372	—	383	—
Redemption value adjustment	—	—	—	—	—	(7)	—	(7)	—	—	—	—	—	—	7
Balance at June 30, 2023	1,600	$16	65,994	$659	716,987	$(341,210)	$(12,669)	$363,783	3,078	$65,426	16,485	$379,403	1,960	$48,405	$35,174
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,695	$13,466
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,114	45,088
Equity-based compensation	2,262	5,227
Bad debt expense	248	327
(Gain) loss on extinguishment of debt	22	(2,318)
Amortization of loan costs, discounts and capitalized default interest	2,976	868
Write-off of loan costs and exit fees	803	260
Amortization of intangibles	238	237
Amortization of non-refundable membership initiation fees	(1,042)	(839)
Interest expense accretion on refundable membership club deposits	310	342
Realized and unrealized (gain) loss on derivatives	(1,258)	(695)
Equity in (earnings) loss of unconsolidated entity	134	148
Deferred income tax expense (benefit)	8	127
Changes in operating assets and liabilities:
Accounts receivable and inventories	4,655	18,215
Prepaid expenses and other assets	2,921	(13,448)
Accounts payable and accrued expenses	(7,876)	(9,664)
Operating lease right-of-use assets	290	295
Due to/from related parties, net	(968)	605
Due to/from third-party hotel managers	296	10,678
Due to/from Ashford Inc.	2,769	(7,464)
Operating lease liabilities	(157)	(154)
Other liabilities	1,716	662
Net cash provided by (used in) operating activities	60,156	61,963

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	542	327
Payments for initial franchise fee	—	(75)
Investment in unconsolidated entity	—	(158)
Improvements and additions to hotel properties	(39,224)	(36,199)
Net cash provided by (used in) investing activities	(38,682)	(36,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	62,000	—
Repayments of indebtedness	(30,000)	(196,355)
Payments of loan costs and exit fees	(3,311)	(790)
Payments for derivatives	(1,295)	(3,400)
Proceeds from derivatives	3,275	4,010
Purchase of common stock	(369)	(19,306)
Payments for dividends and distributions	(26,244)	(26,139)
Net proceeds from issuance of preferred stock	—	97,930
Contributions from noncontrolling interest in consolidated entities	—	4,050
Redemption of operating partnership units	—	(7,162)
Distributions to noncontrolling interest in consolidated entities	—	(2,024)
Redemption of preferred stock	(10,974)	(904)
Net cash provided by (used in) financing activities	(6,918)	(150,090)
Net change in cash, cash equivalents and restricted cash (including cash, cash equivalents and restricted cash held for sale)	14,556	(124,232)
Cash, cash equivalents and restricted cash at beginning of period	166,503	315,696
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$181,059	$191,464

	Six Months Ended June 30,
	2024	2023

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$51,021	$53,297
Income taxes paid (refunded)	119	2,920

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$9,333	$8,917
Capital expenditures accrued but not paid	12,972	21,011
Distributions declared but not paid to a noncontrolling interest in a consolidated entity	3,723	315
Non-cash preferred stock dividends	1,708	1,747
Unsettled proceeds from derivatives	297	470
Non-cash common stock/unit dividends	35	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,599	$261,541
Restricted cash at beginning of period	80,904	54,155
Cash, cash equivalents and restricted cash at beginning of period	$166,503	$315,696

Cash and cash equivalents at end of period	$114,607	$128,025
Restricted cash at end of period	52,339	63,439
Cash, cash equivalents and restricted cash at end of period	166,946	191,464
Cash and cash equivalents at end of period included in assets held for sale	5,711	—
Restricted cash at end of period included in assets held for sale	8,402	—
Cash, cash equivalents and restricted cash at end of period (including cash, cash equivalents and restricted cash held for sale)	$181,059	$191,464
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of June 30, 2024, own 16 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and two hotel properties that are owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 4,201 total rooms, or 3,963 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of June 30, 2024, 15 of our 16 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of June 30, 2024, 13 of the 16 hotel properties were leased by Braemar’s wholly-owned TRS, and the two hotel properties majority-owned through a consolidated partnership were leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
The following item affects reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of June 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$29,578	$9,968	$5,255	$44,801
Puerto Rico	1	9,931	4,238	2,576	16,745
Arizona	1	8,733	6,075	2,425	17,233
Colorado	1	1,912	1,768	1,715	5,395
Florida	2	14,924	8,636	6,515	30,075
Illinois	1	8,347	2,348	650	11,345
Pennsylvania	1	8,642	1,786	326	10,754
Washington	1	8,786	1,407	774	10,967
Washington, D.C.	1	13,511	5,549	906	19,966
USVI	1	11,863	5,788	2,655	20,306
Total	16	$116,227	$47,563	$23,797	$187,587

	Three Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$31,004	$10,630	$5,066	$46,700
Puerto Rico	1	12,870	5,060	3,087	21,017
Arizona	1	7,924	5,268	2,043	15,235
Colorado	1	1,866	1,811	1,689	5,366
Florida	2	15,290	8,630	5,665	29,585
Illinois	1	7,738	1,947	412	10,097
Pennsylvania	1	7,643	1,650	349	9,642
Washington	1	8,193	1,337	411	9,941
Washington, D.C.	1	11,433	5,721	426	17,580
USVI	1	13,176	5,722	2,646	21,544
Total	16	$117,137	$47,776	$21,794	$186,707

	Six Months Ended June 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$61,517	$20,719	$10,666	$92,902
Puerto Rico	1	28,926	9,225	5,804	43,955
Arizona	1	22,848	14,150	4,928	41,926
Colorado	1	15,093	7,421	5,463	27,977
Florida	2	36,972	19,293	13,509	69,774
Illinois	1	11,721	3,284	1,070	16,075
Pennsylvania	1	13,138	2,907	617	16,662
Washington	1	13,245	2,144	1,281	16,670
Washington, D.C.	1	22,643	10,985	1,795	35,423
USVI	1	28,676	10,982	5,644	45,302
Total	16	$254,779	$101,110	$50,777	$406,666

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Six Months Ended June 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	6	$65,570	$21,940	$10,756	$98,266
Puerto Rico	1	28,300	9,935	6,224	44,459
Arizona	1	22,081	11,786	4,659	38,526
Colorado	1	16,207	8,172	4,672	29,051
Florida	2	36,939	19,129	12,336	68,404
Illinois	1	11,304	2,930	767	15,001
Pennsylvania	1	12,163	2,646	631	15,440
Washington	1	12,414	2,037	823	15,274
Washington, D.C.	1	20,210	11,209	859	32,278
USVI	1	29,476	10,220	5,613	45,309
Total	16	$254,664	$100,004	$47,340	$402,008
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$630,842	$630,842
Buildings and improvements	1,429,670	1,535,501
Furniture, fixtures and equipment	169,828	166,673
Construction in progress	26,437	36,954
Residences	12,746	12,746
Total cost	2,269,523	2,382,716
Accumulated depreciation	(469,885)	(498,508)
Investments in hotel properties, net	$1,799,638	$1,884,208
Assets Held For Sale
On May 6, 2024, the Company entered into a purchase and sale agreement for the Hilton La Jolla Torrey Pines. As of June 30, 2024, the Hilton La Jolla Torrey Pines was classified as held for sale. Depreciation and amortization ceased as of the date the assets were deemed held for sale. Since the sale of this hotel did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in the consolidated financial statements. The Hilton La Jolla Torrey Pines sale closed on July 17, 2024. See note 17.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheet at June 30, 2024 were as follows:

June 30, 2024
Assets
Investments in hotel properties, net	$65,156
Cash and cash equivalents	5,711
Restricted cash	8,402
Accounts receivable, net	1,586
Inventories	61
Prepaid expenses	373
Operating lease right-of-use assets	43,538
Other assets	104
Assets held for sale	$124,931

Liabilities
Indebtedness, net	$66,482
Accounts payable and accrued expenses	5,114
Due to Ashford Inc., net	173
Due to third-party hotel managers, net	579
Operating lease liabilities	41,112
Liabilities related to assets held for sale	$113,460

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impairment Charges
During the six months ended June 30, 2024 and 2023, no impairment charges were recorded.
5. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”), which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. As of June 30, 2024, the Company has made equity investments in OpenKey totaling $2.9 million. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the six months ended June 30, 2024 and 2023.
The following table summarizes our carrying value and ownership interest in OpenKey:

	June 30, 2024	December 31, 2023
Carrying value of the investment in OpenKey (in thousands)	$1,264	$1,416
Ownership interest in OpenKey	7.9%	7.9%
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Equity in earnings (loss) of unconsolidated entity	$(94)	$(80)	$(152)	$(154)
On February 2, 2023, the Company entered into a loan funding agreement with Ashford Inc. and OpenKey. Per the agreement, Ashford Inc. and the Company will provide OpenKey with a maximum loan amount of $5.0 million to be allocated on a pro-rata basis based on current ownership interests and funded quarterly. The loan bears interest at an annual rate of 15%. Additionally, repayment of the loan principal and all accrued interest is due upon certain events. As of June 30, 2024, the Company has funded approximately $238,000. On February 27, 2024, the Company approved additional funding, together with Ashford Inc., up to $1.0 million in aggregate to OpenKey, allocated pro rata among them. As of June 30, 2024, no funding has been made pursuant to the 2024 funding agreement. See note 17.
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	June 30, 2024	December 31, 2023
Investment in unconsolidated entity	$276	$258
The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Equity in earnings (loss) of unconsolidated entity	$9	$5	$18	$6

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
6. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (14)	Interest Rate	June 30, 2024	December 31, 2023

Mortgage loan (3)	Cameo Beverly Hills	August 2024	August 2024	SOFR (1) + 3.66%	$—	$30,000
Mortgage loan (4)	Hilton La Jolla Torrey Pines	August 2024	August 2024	9.00%	66,600	66,600
Mortgage loan (5)	The Ritz-Carlton Lake Tahoe	January 2025	January 2026	SOFR (1) + 3.60%	53,413	53,413
Mortgage loan (6)	Park Hyatt Beaver Creek Resort & Spa	February 2025	February 2027	SOFR (1) + 2.86%	70,500	70,500
Mortgage loan (7)	The Notary Hotel	June 2025	June 2025	SOFR (1) + 2.66%	293,180	293,180
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (8)	The Ritz-Carlton St. Thomas	August 2025	August 2026	SOFR (1) + 4.35%	42,500	42,500
Mortgage loan (9)	Pier House Resort & Spa	September 2025	September 2026	SOFR (1) + 3.60%	80,000	80,000
Mortgage loan (10)	The Ritz-Carlton Reserve Dorado Beach	March 2026	March 2026	SOFR (1) + 4.75%	62,000	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
BAML Credit Facility (11)	Bardessono Hotel and Spa	July 2026	July 2027	Base Rate (2) +1.25% to 2.00% or SOFR (1) + 2.35% to 3.10%	200,000	200,000
	Hotel Yountville
	The Ritz-Carlton Sarasota
Mortgage loan (12)	Four Seasons Resort Scottsdale	December 2026	December 2028	SOFR (1) + 3.75%	140,000	140,000
Mortgage loan (13)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
					1,205,043	1,173,043
Capitalized default interest and late charges, net					26	120
Deferred loan costs, net					(8,893)	(9,135)
Premiums/(discounts), net					(1,255)	(1,584)
Indebtedness, net					1,194,921	1,162,444
Indebtedness related to assets held for sale, net (4)	Hilton La Jolla Torrey Pines	August 2024	August 2024	9.00%	66,482	—
					$1,128,439	$1,162,444
__________________
(1)SOFR rates were 5.34% and 5.35% at June 30, 2024 and December 31, 2023, respectively.
(2)Base Rate, as defined in the secured credit facility agreement, is the greater of (i) the prime rate set by Bank of America, (ii) federal funds rate + 0.50%, (iii) Term SOFR + 1.00%, or (iv) 1.00%.
(3)This mortgage loan had a SOFR floor of 1.50%. On April 9, 2024, we repaid this mortgage loan.
(4)On February 5, 2024, we amended this mortgage loan. Terms of the amendment included extending the maturity date by six months from February 2024 to August 2024, and converting the interest rate from a variable rate of SOFR + 1.70% to a fixed rate of 9.00%. This mortgage is secured by the Hilton La Jolla Torrey Pines and is held for sale as of June 30, 2024. On July 17, 2024, we sold this property for $165.0 million.
(5)This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(6)This mortgage loan has three one-year extension options, subject to satisfaction of certain conditions, of which the first was exercised February 2024.
(7)This mortgage loan has five one-year extension options, subject to satisfaction of certain conditions, of which the fifth was exercised in June 2024.
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
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. For the three and six months ended June 30, 2024, the Company recorded coupon interest expense of $970,000 and $1.9 million, respectively. For the three and six months ended June 30, 2023, the Company recorded coupon interest expense of $970,000 and $1.9 million, respectively.
For the three and six months ended June 30, 2024, the Company recorded discount amortization of $154,000 and $306,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through June 2026. For the three and six months ended June 30, 2023, the Company recorded discount amortization of $146,000 and $290,000, respectively.
The Convertible Senior Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, based on an initial conversion rate of 157.7909 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $6.34 per share of common stock), subject to adjustment of the conversion rate under certain circumstances. As of June 30, 2024, the conversion rate is 179.2962. In addition, following the occurrence of certain corporate events, if the Company provides notice of redemption or if it exercises its option to convert the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with such corporate event, such notice of redemption, or such issuer conversion option, as the case may be.
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
The Credit Agreement, as amended by the First Amendment to Credit Agreement, dated as of February 21, 2024, evidences a $200 million secured credit facility (the “Facility”) comprised of a secured term loan facility of $150 million (the “Term Loan Facility”) and a secured revolving credit facility of $50 million (the “Revolving Credit Facility”). Upon satisfaction of certain conditions, including the addition of new Borrowing Base Properties (as defined in the Credit Agreement), the Facility may be increased to an amount of not more than $400 million in the aggregate. The maximum availability under the Facility is determined on a quarterly basis and limited to the lesser of (i) $200 million (subject to increase of up to $400 million in the aggregate); (ii) 55% of the appraised value of all Borrowing Base Properties; and (iii) the DSC Amount (as defined below). The initial Borrowing Base Properties include the Company’s Ritz-Carlton Sarasota, Bardessono Hotel and Spa and Hotel Yountville properties (the “Initial Borrowing Base Properties”). The “DSC Amount” means the maximum principal amount that can be supported from the Adjusted NOI (as defined in the Credit Agreement) from the Borrowing Base Properties assuming: (i) a 30-year amortization and an interest rate which is the greater of (a) the ten (10) year U.S. Treasury Rate plus 2.50% and (b) 7.50%; and (ii) a minimum debt service coverage of 1.55 to 1.00.
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
Financial covenants are generally based on the financial condition and results of operations of the Company and its consolidated subsidiaries and include, among others, the following:
(i) a Consolidated Leverage Ratio (i.e., Consolidated Net Debt to the Consolidated Total Asset Value) of not more than 55%; and
(ii) a Consolidated Fixed Charge Coverage Ratio (“FCCR”) (i.e., the ratio of Consolidated Adjusted EBITDA to Consolidated Fixed Charges) of not less than (i) prior to December 31, 2024, 1.1 to 1.0 and (ii) thereafter, 1.25 to 1.0.
The Credit Agreement includes customary events of default, and the occurrence of an event of default will permit the Lenders to terminate commitments to lend under the Credit Agreement and accelerate payments of all amounts outstanding thereunder. On August 7, 2024 the Facility was repaid and the Company is no longer subject to any covenants.
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of June 30, 2024, we were in compliance with all covenants.
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
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Six Months Ended June 30,
Interest rate caps:(1)	2024	2023
Notional amount (in thousands)	$417,680	$496,180
Strike rate low end of range	3.50%	3.50%
Strike rate high end of range	5.25%	5.25%
Effective date range	January 2024 - June 2024	January 2023 - June 2023
Termination date range	January 2025 - June 2025	October 2023 - June 2024
Total cost of interest rate caps (in thousands)	$1,295	$2,645
_______________
(1)    No instruments were designated as cash flow hedges.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	June 30, 2024	December 31, 2023
Notional amount (in thousands)	$778,280	$778,280
Strike rate low end of range	2.00%	2.00%
Strike rate high end of range	5.25%	5.25%
Termination date range	August 2024 - January 2026	June 2024- January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$747,693	$777,693
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Cameo Beverly Hills (formerly known as the Mr. C Beverly Hills Hotel) and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The holder can choose to exercise the warrants by cash or by net issue exercise, in which event the Company shall issue to the holder a number of warrant shares which reflect the fair market value of the Company’s common stock. As of June 30, 2024, no warrants have been exercised.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels are determined at the end of each reporting period. In determining the fair values of our derivatives at June 30, 2024, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 5.340% to 3.877% for the remaining term of our

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2024
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$2,177	$—	$2,177
Total	$—	$2,177	$—	$2,177	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$—	$—	$—	(2)
Net	$—	$2,177	$—	$2,177

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$2,847	$—	$2,847
	$—	$2,847	$—	$2,847	(1)
Liabilities
Derivative liabilities:
Warrants	$—	$(12)	$—	$(12)	(2)
Net	$—	$2,835	$—	$2,835
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

	Gain (Loss) Recognized in Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$326		$1,013	(1)	$1,246		$576
Total	$326		$1,013		$1,246		$576
Liabilities
Derivative liabilities:
Warrants	$—		$16		$12		$119
Net	$326		$1,029		$1,258		$695

Total combined
Interest rate derivatives - caps	$(1,213)		$(1,269)		$(1,964)		$(3,573)
Warrants	—		16		12		119
Unrealized gain (loss) on derivatives	$(1,213)	(1)	$(1,253)	(1)	$(1,952)	(1)	$(3,454)	(1)
Realized gain (loss) on interest rate caps	1,539	(1) (2)	2,282	(1) (2)	3,210	(1) (2)	4,149	(1) (2)
Net	$326		$1,029		$1,258		$695
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
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Derivative assets	$2,177	$2,177	$2,847	$2,847
Financial liabilities measured at fair value:
Derivative liabilities	$—	$—	$12	$12
Financial assets not measured at fair value:
Cash and cash equivalents (1)	$120,318	$120,318	$85,599	$85,599
Restricted cash (1)	60,741	60,741	80,904	80,904
Accounts receivable, net (1)	33,998	33,998	39,199	39,199
Due from third-party hotel managers	17,088	17,088	17,739	17,739
Financial liabilities not measured at fair value:
Indebtedness (1)	$1,203,788	$1,165,614	$1,171,459	$1,124,377
Accounts payable and accrued expenses (1)	134,781	134,781	149,867	149,867
Dividends and distributions payable	9,333	9,333	9,158	9,158
Due to Ashford Inc. (1)	2,744	2,744	1,471	1,471
Due to related parties, net	—	—	603	603
Due to third-party hotel managers (1)	1,253	1,253	1,608	1,608
________
(1)Includes balances associated with assets held for sale and liabilities associated with assets held for sale as of June 30, 2024.

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
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 96.8% of the carrying value of $1.2 billion at June 30, 2024, and approximately 96.0% of the carrying value of $1.2 billion at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.
10. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024		2023
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$(11,565)	$(1,846)	$4,364		$14,188
Less: dividends on preferred stock	(10,329)	(10,877)	(20,736)		(21,227)
Less: deemed dividends on preferred stock	(26)	(301)	(2,024)		(2,755)
Less: dividends on common stock	(3,326)	(3,291)	(6,650)		(6,580)
Less: dividends on unvested performance stock units	(21)	(36)	(42)		(72)
Less: dividends on unvested restricted shares	—	(8)	—	—	(17)
Undistributed net income (loss) allocated to common stockholders	(25,267)	(16,359)	(25,088)		(16,463)
Add back: dividends on common stock	3,326	3,291	6,650		6,580
Distributed and undistributed net income (loss) - basic and diluted	$(21,941)	$(13,068)	$(18,438)		$(9,883)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	66,501	65,806	66,478		68,378

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.33)	$(0.20)	$(0.28)		$(0.14)

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$8	$—	$17
Income (loss) allocated to unvested performance stock units	21	36	42	72
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,919)	(925)	(1,623)	(664)
Dividends on preferred stock - Series B	1,058	1,058	2,116	2,116
Interest expense on Convertible Senior Notes	1,124	1,117	2,247	2,231
Dividends on preferred stock - Series E (inclusive of deemed dividends)	7,596	8,162	16,997	17,892
Dividends on preferred stock - Series M (inclusive of deemed dividends)	876	1,133	1,997	2,324
Total	$8,756	$10,589	$21,776	$23,988
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	39	340	26	346
Effect of assumed conversion of operating partnership units	6,364	5,172	6,133	5,576
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	15,464	13,609	14,537	13,609
Effect of assumed conversion of preferred stock - Series E	162,180	102,751	182,121	101,478
Effect of assumed conversion of preferred stock - Series M	17,098	12,219	19,719	11,945
Total	205,261	138,207	226,652	137,070
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
As of June 30, 2024, there were approximately 1.5 million unvested Performance LTIP units, representing 200% of the target, outstanding.
In May 2024, approximately 45,000 LTIP units were issued to independent directors, with a fair value of approximately $126,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2024.
As of June 30, 2024, we have issued a total of approximately 3.0 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 659,000 LTIP units and 353,000 Performance LTIP units issued from March 2015 to May 2024, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	June 30, 2024	December 31, 2023
Redeemable noncontrolling interests in Braemar OP (in thousands)	$31,579	$32,395
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$81	$66
Ownership percentage of operating partnership	8.02%	6.63%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$1,919	$925	$1,623	$664
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$368	$361	$734	$722
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Units redeemed	—	33	—	1,456
Cash value of common units redeemed	$—	$123	$—	$7,162	(1)
____________________________________
(1)    Includes Mr. Monty J. Bennett’s 1.4 million common units redeemed for cash of approximately $7.0 million during February 2023.
12. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock dividends declared	$3,347	$3,335	$6,692	$6,669
Restricted Stock—We incur stock-based compensation expense in connection with restricted stock awarded to certain employees of Ashford LLC and its affiliates. We also issue common stock to certain of our independent directors, which vests immediately upon issuance.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In May 2024, approximately 45,000 shares of common stock were issued to independent directors with a fair value of approximately $126,000, which vested immediately upon grant and have been expensed during the three and six months ended June 30, 2024.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series D Cumulative Preferred Stock	$825	$825	$1,650	$1,650
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of June 30, 2024, the Company has not repurchased any common stock.
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
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series B Convertible Preferred Stock	$1,058	$1,058	$2,116	$2,116
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
The issuance activity of the Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series E Preferred Stock shares issued (1)	—	—	—	3,798
Net proceeds (1)	$—	$—	$—	$85,444
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	June 30, 2024	December 31, 2023
Series E Preferred Stock	$374,847	$377,035
Cumulative adjustments to Series E Preferred Stock (1)	$15,164	$13,337
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series E Preferred Stock	$7,570	$7,986	$15,170	$15,520

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series E Preferred Stock shares redeemed	53	21	239	32
Redemption amount, net of redemption fees	$1,249	$507	$5,652	$789
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
The issuance activity of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series M Preferred Stock shares issued (1)	—	—	—	531
Net proceeds (1)	$—	$—	$—	$12,869
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	June 30, 2024	December 31, 2023
Series M Preferred Stock	$40,569	$45,623
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,597
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series M Preferred Stock	$876	$1,008	$1,800	$1,941
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series M Preferred Stock shares redeemed	126	4	213	5
Redemption amount, net of redemption fees	$3,159	$90	$5,322	$115
14. Related Party Transactions
Ashford Inc.
Advisory Agreement
Ashford LLC, a subsidiary of Ashford Inc., acts as our advisor. Our chairman, Mr. Monty Bennett, also serves as chairman of the board of directors and chief executive officer of Ashford Inc. Under our advisory agreement, we pay advisory fees to Ashford LLC. We pay a monthly base fee equal to 1/12 of the sum of (i) 0.70% of the total market capitalization of our company for the prior month, plus (ii) the Net Asset Fee Adjustment (as defined in our advisory agreement), if any, on the last day of the prior month during which our advisory agreement was in effect; provided, however, in no event shall the base fee for

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
any month be less than the minimum base fee as provided by our advisory agreement. The base fee is payable on the fifth business day of each month.
The minimum base fee for Braemar for each month will be equal to the greater of:
▪90% of the base fee paid for the same month in the prior year; and
▪1/12 of the G&A Ratio (as defined) multiplied by the total market capitalization of Braemar.
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Advisory services fee
Base advisory fee	$3,336	$3,667	$6,663	$7,307
Reimbursable expenses (1)	2,961	2,042	5,226	4,064
Equity-based compensation (2)	883	2,506	1,991	4,792
Incentive fee	648	—	648	—
Total	$7,828	$8,215	$14,528	$16,163
________
(1)Reimbursable expenses include overhead, internal audit, risk management advisory, asset management services and deferred cash awards.
(2)    Equity-based compensation is associated with equity grants of Braemar’s common stock, PSUs, LTIP units and Performance LTIP units awarded to officers and employees of Ashford LLC.
On September 27, 2022, an agreement was entered into by Ashford Inc., Ashford Trust and Braemar pursuant to which the Advisor is to implement the REITs’ cash management strategies. This includes actively managing the REITs excess cash by primarily investing in short-term U.S. Treasury securities. The annual fee is equal to the lesser of (i) 20 bps of the average daily balance of the funds managed by the Advisor and (ii) the actual rate of return realized by the cash management strategies; provided that in no event will the cash management fee be less than zero. The fee is payable monthly in arrears.
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
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and brokerage services. For the three and six months ended June 30, 2024, we incurred fees of $50,000 and $1.1 million, respectively. We incurred fees from Lismore or its subsidiaries of $98,000 for both three and six months ended June 30, 2023.
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
Effective January 1, 2024, Braemar entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust, which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021 and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities in the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Braemar receiving a payment of approximately $5.9 million from Ashford Inc., which resulted in a credit to expense of approximately $5.6 million that is included in “corporate general and administrative” on the condensed consolidated statements of operations for the six months ended June 30, 2024.
As of June 30, 2024, Braemar has funded approximately $12.9 million and has a pre-funded balance of $1.9 million that is included in “other assets” on the condensed consolidated balance sheet.
As of December 31, 2023, Braemar had funded approximately $20.9 million and had a pre-funded balance of approximately $693,000 included in “other assets” and a receivable of approximately $3.5 million included in “due to Ashford Inc., net” on the consolidated balance sheet. During the first quarter of 2024 there was also a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023, which resulted in a payment of $3.5 million from Ashford Inc.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Corporate, general and administrative	$—	$1,024	$(5,624)	$2,219

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
Hotel Management Services
At June 30, 2024, Remington Hospitality managed four of our 16 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
15. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at June 30, 2024, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have one hotel property that operates under a franchise agreement with a 25-year term. The term begins upon the completion of conversion of the Cameo Beverly Hills. Under the terms of the agreement we will pay (i) 3% of gross rooms revenue for the preceding calendar month during the first three years of the agreement; (ii) 4% of gross rooms revenue for the preceding calendar month during year 4; and (iii) 5% of the gross rooms revenue for the preceding calendar month for the remainder of the term. As of June 30, 2024, we are currently paying 3% of gross revenues.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Line Item	2024	2023	2024	2023
Other hotel expenses	$94	$—	$174	$—
Management Fees—Under hotel management agreements for our hotel properties existing at June 30, 2024, we pay a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2,

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2024, no amounts have been accrued.
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
On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $371,000, which has been accrued as of June 30, 2024.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint, which is currently pending before the Court. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.
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
16. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of June 30, 2024 and December 31, 2023, all of our hotel properties were in the U.S. and its territories.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
17. Subsequent Events
In February 2024, the Company and Ashford Inc. approved funding up to an additional $1.0 million, in the aggregate, for OpenKey, allocated pro rata among them. On July 1, 2024, the Company funded $79,000.
Blackwells Capital
On July 2, 2024, Braemar, Ashford Trust and Ashford Inc. (collectively with the Company, Ashford Trust and each of Ashford Inc.’s, the Company’s and Ashford Trust’s respective affiliates (including Stirling Hotels & Resorts, Inc.) and any entity advised by Ashford Inc., the “Company Group”) entered into a Cooperation Agreement (the “Agreement”) with Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintabi (collectively, the “Blackwells Parties”) regarding the withdrawal of the Blackwells Parties’ proxy campaign, dismissal of pending litigation involving the parties and certain other matters.
Pursuant to the Agreement, the Blackwells Parties have agreed to withdraw (i) the notice delivered to the Company on March 10, 2024 purporting to nominate four director candidates to the Company’s board of directors (the “Board”) and make certain other proposals and (ii) the definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2024 to solicit proxies from stockholders of the Company to vote in favor of the Blackwells Parties’ director nominees and proposals. In connection therewith, the Blackwells Parties will cease to take any further action with respect to the Company’s 2024 Annual Meeting of Stockholders, except as otherwise provided for in the Agreement.
The Blackwells Parties have also agreed to specified standstill restrictions with respect to the Company Group, which will expire on July 2, 2034. During the standstill period, the Blackwells Parties are required to (i) appear in person or by proxy at each meeting of stockholders of the members of the Company Group in which they beneficially own shares of stock and vote any Blackwells Parties’ shares then beneficially owned by them in accordance with the recommendation of the board of directors of such member of the Company Group on any proposals considered at such meeting and (ii) deliver consents or consent revocations in any action by written consent by stockholders of any member of the Company Group in which they beneficially own shares in accordance with the recommendation of the board of directors of such member of the Company Group.
The Agreement also provides for the voluntary dismissal, with prejudice, of the consolidated action pending in the U.S. District Court for the Northern District of Texas to which the Company, Blackwells Capital LLC and certain of their respective related parties are parties (the “Consolidated Litigation”). The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable attorneys’ fees and expenses incurred in connection with the Consolidated Litigation and related matters.
Additionally, pursuant to the Agreement, the Board will take steps to identify and select one additional individual to be appointed to the Board as an independent director (the “Additional Board Member”). The Board is required to promptly notify Blackwells Capital LLC of its selection of the Additional Board Member and to consider any input Blackwells Capital LLC may have with respect to the Additional Board Member.
The Agreement contains various other obligations and provisions applicable to the Company Group and the Blackwells Parties, including a mutual release of claims and mutual non-disparagement.
Concurrently and in connection with the Agreement, certain of the parties thereto have also entered into a Share Ownership Agreement (the “Share Ownership Agreement”) and a Loan Agreement (the “Loan Agreement”), pursuant to which agreements the Company will provide to BW Coinvest I, LLC (“Borrower”) an unsecured loan (the “Loan”). The proceeds from the Loan will be used to reimburse Borrower for 70% of the amount expended by Borrower to purchase on the open market a total of 3,500,000 shares of the Company’s common stock (the “Purchased Shares”) within six months of the date of Loan Agreement, at a price per Purchased Share not to exceed $10 and subject to the other limitations set forth therein. The Loan has a term of five years (the “Term”), is guaranteed by Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, and Blackwells Asset Management LLC and shall bear payment-in-kind interest during the Term at a rate equal to the sum of (a) Term SOFR (as defined in the Loan Agreement) and (b) 3.00% (three hundred basis points) per annum. The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable due diligence expenses incurred on or prior to the date of the Share Ownership Agreement. As of August 7, 2024, the Company has loaned approximately $4.1 million that has been used to purchase approximately 1.7 million shares of Braemar common stock.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Hilton La Jolla Torrey Pines
On July 17, 2024, we sold the Hilton La Jolla Torrey Pines hotel pursuant to an Agreement of Purchase and Sale, entered into effective May 6, 2024, for $165 million in cash, subject to customary pro-rations and adjustments. The Company owned an indirect 75% equity interest in the hotel property. Additionally, the Company repaid the $66.6 million mortgage loan secured by the hotel property. The net carrying value of the building and furniture, fixtures and equipment was approximately $65.2 million as of June 30, 2024.
Limited Waiver Under Advisory Agreement
The Company, Braemar OP, Braemar TRS, Ashford Inc. and Ashford Hospitality Advisors LLC (together with Ashford Inc., the “Advisor”), are parties to that certain Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018 (as amended, the “Advisory Agreement”).
The Company has a mortgage loan maturing in June 2025 with an outstanding principal balance of approximately $293 million (the “Loan”) secured by four hotel properties: The Notary Hotel; The Clancy; Sofitel Chicago Magnificent Mile; and Marriott Seattle Waterfront (the “Hotel Properties”). On August 8, 2024, the parties to the Advisory Agreement entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (i) November 15, 2025 and (ii) the refinancing of the Loan (the “Loan Outside Date”), the Advisor waives the operation of Section 12.4(a) of the Advisory Agreement that would permit the Advisor to terminate the Advisory Agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of the Company to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
(ii) Upon the satisfaction of certain conditions, the Company may request the Advisor agree to amend the Waiver Agreement to extend the Loan Outside Date for a period not to exceed ninety (90) days from November 15, 2025 and if the Advisor agrees to such amendment, the Advisor shall not be entitled to any further consideration in respect thereof;
(iii) If the members of the Board of Directors of the Company (the “Board”) change such that members who constitute the Board as of August 8, 2024 (the “Incumbent Board”) no longer constitute at least a majority of the Board (other than those whose election to the Board is approved or recommended to stockholders of the Company by a vote of at least a majority of the Incumbent Board), the Limited Waiver shall be null and void ab initio (but the consideration provided by the Company to the Advisor as described in item (iv) below shall remain in force); and
(iv) In exchange for the Limited Waiver and the other agreements provided by the Advisor in the Waiver Agreement, the Company agrees to pay the Advisor an amount equal to the Advisor’s obligation under the Advisor’s current employment agreement with Richard J. Stockton, the Company’s President and Chief Executive Officer (the “Stockton Employment Agreement”), to pay Mr. Stockton a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by the Advisor to Mr. Stockton as the result of the occurrence of certain events as more fully described in the Waiver Agreement.
Mortgage Loan Refinance
On August 7, 2024, the Company closed on a refinancing involving five hotels. The new loan totals $407 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions, taking the final maturity to 2029. The loan is interest only and provides for a floating interest rate of SOFR + 3.24%. As part of this financing, the Company acquired $42.2 million of the most junior tranche of the loan, which lowered its net spread on the $364.8 million remaining loan amount to SOFR + 3.01%. The loan is secured by five hotels: Pier House Resort & Spa, Bardessono Hotel & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas. The new loan refinanced the $80.0 million loan secured by the Pier House Resort & Spa which had an interest rate of SOFR + 3.60% and had a final maturity date in September 2025, the $42.5 million loan secured by The Ritz-Carlton St. Thomas which had an interest rate of SOFR + 4.35% and had a final maturity date in August 2026, and the $200.0 million secured credit facility secured by The Ritz-Carlton Sarasota, Hotel Yountville, and Bardessono Hotel & Spa which had an interest rate of SOFR + 3.10% and had a final maturity date in July 2027.

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
Such forward-looking statements are based on our beliefs, assumptions and expectations of our future performance taking into account all information currently known to us. These beliefs, assumptions, and expectations can change as a result of many potential events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, results of operations, plans, and other objectives may vary materially from those expressed in our forward-looking statements. You should carefully consider this risk when you make an investment decision concerning our securities. Additionally, the following factors could cause actual results to vary from our forward-looking statements:
•the factors discussed in our Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “2023 10-K”), including those set forth under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” “Properties” and other filings under the Exchange Act;
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of June 30, 2024, we owned interests in 16 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 4,201 total rooms, or 3,963 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining two hotel properties, through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of June 30, 2024, Remington Hospitality, a subsidiary of Ashford Inc., managed four of our 16 hotel properties. Third-party management companies managed the remaining hotel properties.
Ashford Inc. also provides other products and services to us or our hotel properties through certain entities in which Ashford Inc. has an ownership interest. These products and services include, but are not limited to, design and construction services, debt placement and related services, broker-dealer and distribution services, audio visual services, real estate advisory and brokerage services, insurance policies covering general liability, workers compensation and claims services, hypoallergenic premium rooms, watersport activities, travel/transportation services, mobile key technology and cash management services.
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr. (the “Bennetts”), as of June 30, 2024, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 810,261 shares of Ashford Inc. common stock, which represented an approximate 23.6% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,310,933 shares of Ashford Inc. common stock, which if converted as of June 30, 2024 would have increased the Bennetts’ ownership interest in Ashford Inc. to 66.1%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of June 30, 2024, Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., together owned approximately 3,116,271 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 4.2% ownership in the Company.
Recent Developments
In February 2024, the Company and Ashford Inc. approved funding up to an additional $1.0 million, in the aggregate, for OpenKey, allocated pro rata among them. On July 1, 2024, the Company funded $79,000.
In April 2024, the Company repaid the $30.0 million mortgage loan secured by the Cameo Beverly Hills hotel.
On May 3, 2024, the board of directors reflecting its commitment to creating long-term value to shareholders, approved notable capital market activities and strategic updates, including:
•the sale of Hilton Torrey Pines for $165 million, and evaluating the sale of two other hotels;
•the repayment of all of its 2024 debt maturities;
•a $50 million preferred share redemption program; and
•a $50 million common share repurchase authorization.
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company intends to begin share repurchases as soon as practicable and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of June 30, 2024, no common stock has been repurchased.
On July 2, 2024, Braemar, Ashford Trust and Ashford Inc. (collectively with the Company, Ashford Trust and each of Ashford Inc.’s, the Company’s and Ashford Trust’s respective affiliates (including Stirling Hotels & Resorts, Inc.) and any entity advised by Ashford Inc., the “Company Group”) entered into a Cooperation Agreement (the “Agreement”) with Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintabi (collectively, the “Blackwells Parties”) regarding the withdrawal of the Blackwells Parties’ proxy campaign, dismissal of pending litigation involving the parties and certain other matters.
Pursuant to the Agreement, the Blackwells Parties have agreed to withdraw (i) the notice delivered to the Company on March 10, 2024 purporting to nominate four director candidates to the Company’s board of directors (the “Board”) and make certain other proposals and (ii) the definitive proxy statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 3, 2024 to solicit proxies from stockholders of the Company to vote in favor of the Blackwells Parties’ director nominees and proposals. In connection therewith, the Blackwells Parties will cease to take any further action with respect to the Company’s 2024 Annual Meeting of Stockholders, except as otherwise provided for in the Agreement.
The Blackwells Parties have also agreed to specified standstill restrictions with respect to the Company Group, which will expire on July 2, 2034. During the standstill period, the Blackwells Parties are required to (i) appear in person or by proxy at each meeting of stockholders of the members of the Company Group in which they beneficially own shares of stock and vote any Blackwells Parties’ shares then beneficially owned by them in accordance with the recommendation of the board of directors of such member of the Company Group on any proposals considered at such meeting and (ii) deliver consents or consent revocations in any action by written consent by stockholders of any member of the Company Group in which they beneficially own shares in accordance with the recommendation of the board of directors of such member of the Company Group.
The Agreement also provides for the voluntary dismissal, with prejudice, of the consolidated action pending in the U.S. District Court for the Northern District of Texas to which the Company, Blackwells Capital LLC and certain of their respective related parties are parties (the “Consolidated Litigation”). The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable attorneys’ fees and expenses incurred in connection with the Consolidated Litigation and related matters.
Additionally, pursuant to the Agreement, the Board will take steps to identify and select one additional individual to be appointed to the Board as an independent director (the “Additional Board Member”). The Board is required to promptly notify Blackwells Capital LLC of its selection of the Additional Board Member and to consider any input Blackwells Capital LLC may have with respect to the Additional Board Member.
The Agreement contains various other obligations and provisions applicable to the Company Group and the Blackwells Parties, including a mutual release of claims and mutual non-disparagement.
Concurrently and in connection with the Agreement, certain of the parties thereto have also entered into a Share Ownership Agreement (the “Share Ownership Agreement”) and a Loan Agreement (the “Loan Agreement”), pursuant to which agreements the Company will provide to BW Coinvest I, LLC (“Borrower”) an unsecured loan (the “Loan”). The proceeds from the Loan will be used to reimburse Borrower for 70% of the amount expended by Borrower to purchase on the open market a total of 3,500,000 shares of the Company’s common stock (the “Purchased Shares”) within six months of the date of Loan Agreement, at a price per Purchased Share not to exceed $10 and subject to the other limitations set forth therein. The Loan has a term of five years (the “Term”), is guaranteed by Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, and Blackwells Asset Management LLC and shall bear payment-in-kind interest during the Term at a rate equal to the sum of (a) Term SOFR (as defined in the Loan Agreement) and (b) 3.00% (three hundred basis points) per annum. The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable due diligence expenses incurred on or prior to the date of the Share Ownership Agreement. As of August 7, 2024, the Company has loaned approximately $4.1 million that has been used to purchase approximately 1.7 million shares of Braemar common stock.
On July 17, 2024, we sold the Hilton La Jolla Torrey Pines hotel pursuant to an Agreement of Purchase and Sale, entered into effective May 6, 2024, for $165 million in cash, subject to customary pro-rations and adjustments. The Company owned an indirect 75% equity interest in the hotel property. Additionally, the Company repaid the $66.6 million mortgage loan secured by the hotel property.
On August 7, 2024, the Company closed on a refinancing involving five hotels. The new loan totals $407 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions, taking the final maturity to 2029. The loan is interest only and provides for a floating interest rate of SOFR + 3.24%. As part of this financing, the Company acquired $42.2 million of the most junior tranche of the loan, which lowered its net spread on the $364.8 million remaining loan amount to SOFR + 3.01%. The loan is secured by five hotels: Pier House Resort & Spa, Bardessono Hotel & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas. The new loan refinanced the $80.0 million loan secured by the Pier House Resort & Spa which had an interest rate of SOFR + 3.60% and had a final maturity date in September 2025, the $42.5 million loan secured by The Ritz-Carlton St. Thomas which had an interest rate of SOFR + 4.35% and had a final maturity date in August 2026, and the $200.0 million secured credit facility secured by The Ritz-Carlton Sarasota, Hotel Yountville, and Bardessono Hotel & Spa which had an interest rate of SOFR + 3.10% and had a final maturity date in July 2027.
The Company, Braemar OP, Braemar TRS, Ashford Inc. and Ashford Hospitality Advisors LLC (together with Ashford Inc., the “Advisor”), are parties to that certain Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018 (as amended, the “Advisory Agreement”).
The Company has a mortgage loan maturing in June 2025 with an outstanding principal balance of approximately $293 million (the “Loan”) secured by four hotel properties: The Notary Hotel; The Clancy; Sofitel Chicago Magnificent Mile; and Marriott Seattle Waterfront (the “Hotel Properties”). On August 8, 2024, the parties to the Advisory Agreement entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (i) November 15, 2025 and (ii) the refinancing of the Loan (the “Loan Outside Date”), the Advisor waives the operation of Section 12.4(a) of the Advisory Agreement that would permit the Advisor to terminate the Advisory Agreement occurring solely as a result from the sale or disposition of one or more of the Hotel

Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of the Company to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
(ii) Upon the satisfaction of certain conditions, the Company may request the Advisor agree to amend the Waiver Agreement to extend the Loan Outside Date for a period not to exceed ninety (90) days from November 15, 2025 and if the Advisor agrees to such amendment, the Advisor shall not be entitled to any further consideration in respect thereof;
(iii) If the members of the Board of Directors of the Company (the “Board”) change such that members who constitute the Board as of August 8, 2024 (the “Incumbent Board”) no longer constitute at least a majority of the Board (other than those whose election to the Board is approved or recommended to stockholders of the Company by a vote of at least a majority of the Incumbent Board), the Limited Waiver shall be null and void ab initio (but the consideration provided by the Company to the Advisor as described in item (iv) below shall remain in force); and
(iv) In exchange for the Limited Waiver and the other agreements provided by the Advisor in the Waiver Agreement, the Company agrees to pay the Advisor an amount equal to the Advisor’s obligation under the Advisor’s current employment agreement with Richard J. Stockton, the Company’s President and Chief Executive Officer (the “Stockton Employment Agreement”), to pay Mr. Stockton a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by the Advisor to Mr. Stockton as the result of the occurrence of certain events as more fully described in the Waiver Agreement.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table summarizes changes in key line items from our condensed consolidated statements of operations for three months ended June 30, 2024 and 2023 (in thousands except percentages):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$116,227	$117,137	$(910)	(0.8)%
Food and beverage	47,563	47,776	(213)	(0.4)
Other	23,797	21,794	2,003	9.2
Total revenue	187,587	186,707	880	0.5
Expenses
Hotel operating expenses:
Rooms	27,476	26,705	(771)	(2.9)
Food and beverage	36,664	36,365	(299)	(0.8)
Other expenses	58,155	56,297	(1,858)	(3.3)
Management fees	6,068	5,880	(188)	(3.2)
Total hotel operating expenses	128,363	125,247	(3,116)	(2.5)
Property taxes, insurance and other	10,058	9,396	(662)	(7.0)
Depreciation and amortization	24,694	22,567	(2,127)	(9.4)
Advisory services fee	7,828	8,215	387	4.7
Corporate general and administrative	4,469	3,896	(573)	(14.7)
Total expenses	175,412	169,321	(6,091)	(3.6)
Operating income (loss)	12,175	17,386	(5,211)	(30.0)
Equity in earnings (loss) of unconsolidated entity	(85)	(75)	(10)	(13.3)
Interest income	1,072	2,295	(1,223)	(53.3)
Interest expense and amortization of loan costs	(27,285)	(23,600)	(3,685)	(15.6)
Write-off of loan costs and exit fees	(82)	(248)	166	66.9
Gain (loss) on extinguishment of debt	(22)	—	(22)
Realized and unrealized gain (loss) on derivatives	326	1,029	(703)	(68.3)
Income (loss) before income taxes	(13,901)	(3,213)	(10,688)	(332.6)
Income tax (expense) benefit	114	75	39	(52.0)
Net income (loss)	(13,787)	(3,138)	(10,649)	339.4
(Income) loss attributable to noncontrolling interest in consolidated entities	303	367	(64)	17.4
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,919	925	994	107.5
Net income (loss) attributable to the Company	$(11,565)	$(1,846)	$(9,719)	(526.5)%
The following table illustrates the key performance indicators of all hotel properties owned for the periods indicated:

	Three Months Ended June 30,
	2024	2023
Occupancy	72.82%	70.91%
ADR (average daily rate)	$415.24	$430.68
RevPAR (revenue per available room)	$302.37	$305.39
Rooms revenue (in thousands)	$116,227	$117,137
Total hotel revenue (in thousands)	$187,587	$186,707

Net Income (Loss) Attributable to the Company. Net loss attributable to the Company increased $9.7 million, from $1.8 million for the three months ended June 30, 2023 (the “2023 quarter”) to $11.6 million for the three months ended June 30, 2024 (the “2024 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $910,000, or 0.8%, to $116.2 million during the 2024 quarter compared to the 2023 quarter. During the 2024 quarter, we experienced a 191 basis point increase in occupancy and a 3.6% decrease in room rates.
Fluctuations in rooms revenue between the 2024 quarter and the 2023 quarter are a result of the changes in occupancy and ADR between the 2024 quarter and the 2023 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (2)	$2,079	719	6.9%
Marriott Seattle Waterfront	593	171	5.0%
The Notary Hotel	998	544	5.0%
The Clancy	(549)	(469)	(0.5)%
Sofitel Chicago Magnificent Mile	609	543	0.5%
Pier House Resort & Spa	(337)	(258)	(2.2)%
The Ritz-Carlton St. Thomas	(1,313)	(447)	(4.3)%
Park Hyatt Beaver Creek Resort & Spa	46	413	(8.6)%
Hotel Yountville	28	673	(9.5)%
The Ritz-Carlton Sarasota (2)	(31)	434	(6.7)%
Hilton La Jolla Torrey Pines	590	385	3.3%
Bardessono Hotel and Spa	(285)	(51)	(5.3)%
The Ritz-Carlton Lake Tahoe (1)	(616)	(1,032)	6.0%
Cameo Beverly Hills	(593)	(914)	(7.3)%
The Ritz-Carlton Reserve Dorado Beach	(2,939)	(1,028)	(8.1)%
Four Seasons Resort Scottsdale	810	819	(5.7)%
Total	$(910)	191	(3.6)%
________
(1)This hotel was under renovation during the 2024 quarter.
(2)This hotel was under renovation during the 2023 quarter.
Food and Beverage Revenue. Food and beverage revenue decreased $213,000, or 0.4%, to $47.6 million during the 2024 quarter compared to the 2023 quarter. This decrease is attributable to a decrease of $3.0 million at seven hotel properties. These decreases were partially offset by an aggregate increase of $2.8 million at The Clancy, Four Seasons Resort Scottsdale, Hilton La Jolla Torrey Pines, Hotel Yountville, Marriott Seattle Waterfront, The Notary Hotel, Pier House Resort & Spa, The Ritz-Carlton St. Thomas, Sofitel Chicago Magnificent Mile.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $2.0 million, or 9.2%, to $23.8 million during the 2024 quarter compared to the 2023 quarter. This increase is attributable to an aggregate increase in other hotel revenue of $2.6 million at 12 hotel properties, partially offset by an aggregate decrease of $575,000 at the Cameo Beverly Hills, The Notary Hotel, The Ritz-Carlton Lake Tahoe, and The Ritz-Carlton Reserve Dorado Beach.
Rooms Expense. Rooms expense increased $771,000, or 2.9%, to $27.5 million in the 2024 quarter compared to the 2023 quarter. This increase is primarily attributable to an aggregate increase of $1.5 million at 11 hotel properties, partially offset by an aggregate decrease of $714,000 at Cameo Beverly Hills, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Lake Tahoe, The Ritz-Carlton Reserve Dorado Beach, and The Ritz-Carlton St. Thomas.
Food and Beverage Expense. Food and beverage expense increased $299,000, or 0.8%, to $36.7 million during the 2024 quarter compared to the 2023 quarter. This increase is attributable to an aggregate increase of $1.9 million at 12 hotel properties, partially offset by an aggregate decrease of $1.6 million at the Bardessono Hotel and Spa, Cameo Beverly Hills, The Ritz-Carlton Lake Tahoe, and The Ritz-Carlton Reserve Dorado Beach.

Other Operating Expenses. Other operating expenses increased $1.9 million, or 3.3%, to $58.2 million in the 2024 quarter compared to the 2023 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced a decrease of $150,000 in direct expenses and an increase of $2.0 million in indirect expenses and incentive management fees in the 2024 quarter as compared to the 2023 quarter. Direct expenses were 4.2% of total hotel revenue in the 2024 quarter and 4.3% in the 2023 quarter.
The increase in indirect expenses comprises increases in: (i) general and administrative costs of $1.1 million; (ii) marketing costs of $74,000; (iii) repairs and maintenance of $508,000; and (iv) incentive management fees of $776,000. The increases were partially offset by decreases in (i) energy costs of $294,000 and (ii) lease expense of $190,000.
Management Fees. Base management fees increased $188,000, or 3.2%, to $6.1 million in the 2024 quarter compared to the 2023 quarter. Base management fees increased by $506,000 at nine hotel properties, partially offset by an aggregate decrease of $318,000 at the Bardessono Hotel and Spa, Cameo Beverly Hills, The Clancy, Pier House Resort & Spa, The Ritz-Carlton Lake Tahoe, The Ritz-Carlton Reserve Dorado Beach, and The Ritz-Carlton St. Thomas.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $662,000, or 7.0%, to $10.1 million in the 2024 quarter compared to the 2023 quarter. The increase is primarily attributable to an aggregate increase of approximately $1.1 million at 12 hotel properties. These increases were partially offset by an aggregate decrease of $431,000 primarily at the Capital Hilton, Four Seasons Resort Scottsdale, Park Hyatt Beaver Creek Resort & Spa, and Sofitel Chicago Magnificent Mile.
Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 9.4%, to $24.7 million in the 2024 quarter compared to the 2023 quarter. There was an aggregate increase of $3.0 million at 12 hotel properties, partially offset by an aggregate decrease of $892,000 at The Clancy, The Notary Hotel, Pier House Resort & Spa, and Sofitel Chicago Magnificent Mile due to fully depreciated assets.
Advisory Services Fee. Advisory services fee decreased $387,000, or 4.7%, to $7.8 million in the 2024 quarter compared to the 2023 quarter due to decreases of $1.6 million in equity-based compensation and $331,000 in the base advisory fee, partially offset by increases of $919,000 in reimbursable expenses and $648,000 in the incentive fee.
In the 2024 quarter, we recorded an advisory services fee of $7.8 million, which included a base advisory fee of $3.3 million, reimbursable expenses of $3.0 million, equity-based compensation of $883,000, and an incentive fee of $648,000.
In the 2023 quarter, we recorded an advisory services fee of $8.2 million, which included a base advisory fee of $3.7 million, reimbursable expenses of $2.0 million, and $2.5 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $4.5 million in the 2024 quarter as compared to $3.9 million in the 2023 quarter. The increase in corporate general and administrative expense is due to higher professional fees of $2.6 million, partially offset by lower reimbursed operating expenses of Ashford Securities of $1.0 million, lower miscellaneous expenses of $696,000 and lower public company costs of $316,000.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2024 quarter and 2023 quarter, we recorded equity in loss of unconsolidated entity of $85,000 and $75,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $1.1 million and $2.3 million in the 2024 quarter and 2023 quarter, respectively. The decrease in interest income in the 2024 quarter was primarily attributable to lower excess cash balances in the 2024 quarter compared to the 2023 quarter.
Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $3.7 million, or 15.6%, to $27.3 million in the 2024 quarter compared to the 2023 quarter. This increase is primarily due to higher interest expense from higher average interest rates. The average SOFR rates for the 2024 quarter and the 2023 quarter were 5.33% and 4.74%, respectively. The average LIBOR rate for the 2023 quarter was 5.10%.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $82,000 in the 2024 quarter, primarily related to various loan modifications. Write-off of loan costs and exit fees was $248,000 in the 2023 quarter, primarily related to various loan modifications.

Gain (loss) on Extinguishment of Debt. In 2024 quarter, we recognized a loss of $22,000 attributable to the discount associated with the Cameo Beverly Hills mortgage loan that was repaid on April 9, 2024. There was no such gain (loss) recognized in the 2023 quarter.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $326,000 for 2024 quarter consisted of a realized gain of $1.5 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $1.2 million.
Realized and unrealized gain on derivatives of $1.0 million for 2023 quarter consisted of an unrealized gain on warrants of approximately $16,000 and a realized gain of $2.3 million associated with payments received from counterparties on in-the-money interest rate caps. These gains were partially offset by an unrealized loss on interest rate caps of approximately $1.3 million.
Income Tax (Expense) Benefit. Income tax benefit increased $39,000, from $75,000 in the 2023 quarter to $114,000 in the 2024 quarter. This increase was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2024 quarter compared to the 2023 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated loss of $303,000 and $367,000 in the 2024 quarter and the 2023 quarter, respectively. At both June 30, 2024 and 2023, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.9 million and $925,000 in the 2024 quarter and the 2023 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 8.02% and 6.63% as of June 30, 2024 and 2023, respectively.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 (in thousands except percentages):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$254,779	$254,664	$115	—%
Food and beverage	101,110	100,004	1,106	1.1
Other	50,777	47,340	3,437	7.3
Total hotel revenue	406,666	402,008	4,658	1.2
Expenses
Hotel operating expenses:
Rooms	55,740	54,063	(1,677)	(3.1)
Food and beverage	77,381	76,104	(1,277)	(1.7)
Other expenses	118,231	118,592	361	0.3
Management fees	13,044	12,585	(459)	(3.6)
Total hotel operating expenses	264,396	261,344	(3,052)	(1.2)
Property taxes, insurance and other	20,755	17,512	(3,243)	(18.5)
Depreciation and amortization	50,114	45,088	(5,026)	(11.1)
Advisory services fee	14,528	16,163	1,635	10.1
Corporate general and administrative	2,231	6,716	4,485	66.8
Total expenses	352,024	346,823	(5,201)	(1.5)
Operating income (loss)	54,642	55,185	(543)	(1.0)
Equity in earnings (loss) of unconsolidated entity	(134)	(148)	14	9.5
Interest income	1,868	4,403	(2,535)	(57.6)
Interest expense and amortization of discounts and loan costs	(53,776)	(46,473)	(7,303)	(15.7)
Write-off of loan costs and exit fees	(803)	(260)	(543)	(208.8)
Gain (loss) on extinguishment of debt	(22)	2,318	(2,340)	(100.9)
Realized and unrealized gain (loss) on derivatives	1,258	695	563	(81.0)
Income (loss) before income taxes	3,033	15,720	(12,687)	(80.7)
Income tax (expense) benefit	(1,338)	(2,254)	916	40.6
Net income (loss)	1,695	13,466	(11,771)	(87.4)
(Income) loss attributable to noncontrolling interest in consolidated entities	1,046	58	988	(1,703.4)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,623	664	959	(144.4)
Net income (loss) attributable to the Company	$4,364	$14,188	$(9,824)	(69.2)%
The following table illustrates the key performance indicators of our 16 hotel properties owned for the periods indicated:

	Six Months Ended June 30,
	2024	2023
Occupancy	69.10%	67.90%
ADR (average daily rate)	$479.67	$491.69
RevPAR (revenue per available room)	$331.47	$333.84
Rooms revenue (in thousands)	$254,779	$254,664
Total hotel revenue (in thousands)	$406,666	$402,008
Net Income Attributable to the Company. Net income attributable to the Company decreased $9.8 million from $14.2 million for the six months ended June 30, 2023 (the “2023 period”) to $4.4 million for the six months ended June 30, 2024 (the “2024 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue increased $115,000 to $254.8 million during the 2024 period compared to the 2023 period. During the 2024 period, we experienced a 120 basis point increase in occupancy and a decrease of 2.4% in room rates compared to the 2023 period.

Fluctuations in rooms revenue between the 2024 period and the 2023 period are a result of the changes in occupancy and ADR between the 2024 period and the 2023 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1) (2)	$2,434	391	4.5%
Marriott Seattle Waterfront	831	103	4.5%
The Notary Hotel	975	351	1.5%
The Clancy	64	31	(0.6)%
Sofitel Chicago Magnificent Mile	417	161	0.6%
Pier House Resort & Spa	(470)	(227)	(1.0)%
The Ritz-Carlton St. Thomas	(800)	(133)	(1.5)%
Park Hyatt Beaver Creek Resort & Spa	(1,114)	89	(9.0)%
Hotel Yountville	(162)	363	(9.7)%
The Ritz-Carlton Sarasota (1) (2)	503	415	(4.1)%
Hilton La Jolla Torrey Pines	223	—	1.1%
Bardessono Hotel and Spa (1)	(907)	(394)	(6.7)%
The Ritz-Carlton Lake Tahoe	(1,772)	(877)	3.5%
Cameo Beverly Hills	(1,500)	(872)	(13.8)%
The Ritz-Carlton Reserve Dorado Beach	626	(56)	2.6%
Four Seasons Resort Scottsdale	767	972	(13.6)%
Total	$115	120	(2.4)%
________
(1)This hotel was under renovation during the 2024 period.
(2)This hotel was under renovation during the 2023 period.
Food and Beverage Revenue. Food and beverage revenue increased $1.1 million, or 1.1%, to $101.1 million during the 2024 period compared to the 2023 period. We experienced an aggregate increase in food and beverage revenue of $5.8 million at ten hotel properties. These increases were partially offset by an aggregate decrease of approximately $4.7 million at Bardessono Hotel and Spa, Cameo Beverly Hills, Capital Hilton, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Lake Tahoe, and The Ritz-Carlton Reserve Dorado Beach.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $3.4 million, or 7.3%, to $50.8 million during the 2024 period compared to the 2023 period. This increase is attributable to higher other hotel revenue of $4.5 million at 11 hotel properties. These increases were partially offset by an aggregate decrease of approximately $1.0 million at Bardessono Hotel and Spa, Hilton La Jolla Torrey Pines, The Notary Hotel, The Ritz-Carlton Lake Tahoe, and The Ritz-Carlton Reserve Dorado Beach.
Rooms Expense. Rooms expense increased $1.7 million, or 3.1%, to $55.7 million in the 2024 period compared to the 2023 period. This increase is attributable to an aggregate increase in rooms expense of $2.5 million at 11 hotel properties. These increases were partially offset by an aggregate decrease of approximately $794,000 at the Cameo Beverly Hills, Hotel Yountville, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Lake Tahoe, and The Ritz-Carlton St. Thomas.
Food and Beverage Expense. Food and beverage expense increased $1.3 million, or 1.7%, to $77.4 million during the 2024 period compared to the 2023 period. This increase is attributable to higher food and beverage expense of $3.3 million at 11 hotel properties. These increases were partially offset by an aggregate decrease of approximately $2.0 million at Bardessono Hotel and Spa, Cameo Beverly Hills, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Reserve Dorado Beach.
Other Operating Expenses. Other operating expenses decreased $361,000, or 0.3%, to $118.2 million in the 2024 period compared to the 2023 period. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees. We experienced an increase of $589,000 in direct expenses and a decrease of $950,000 in indirect expenses and incentive management fees in the 2024 period compared to the 2023 period. Direct expenses were 4.4% of total hotel revenue in the 2024 period and 4.3% in the 2023 period.

The increase in direct expenses is associated with higher direct expenses of approximately $814,000 at 11 hotel properties. These increases were partially offset by lower direct expenses of $225,000 at the Cameo Beverly Hills, Capital Hilton, The Notary Hotel, The Ritz-Carlton Lake Tahoe and The Ritz-Carlton Reserve Dorado Beach.
The decrease in indirect expenses was attributable to lower: (i) incentive management fees of $1.1 million; (ii) general and administrative costs of $525,000; (iii) lease expense of $468,000; and (iv) energy costs of $519,000, partially offset by higher: (i) repairs and maintenance of $1.2 million; and (ii) $541,000 in marketing costs.
Management Fees. Base management fees increased $459,000, or 3.6%, to $13.0 million in the 2024 period compared to the 2023 period. Management fees increased $741,000 at nine hotel properties. These increases were partially offset by an aggregate decrease of $282,000 at the Cameo Beverly Hills, Hotel Yountville, Park Hyatt Beaver Creek Resort & Spa, Pier House Resort & Spa, The Ritz-Carlton Lake Tahoe, The Ritz-Carlton Reserve Dorado Beach, and The Ritz-Carlton St. Thomas.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $3.2 million, or 18.5%, to $20.8 million in the 2024 period compared to the 2023 period. This increase is primarily attributable to an increase of $1.5 million at the Sofitel Chicago Magnificent Mile related to a property tax refund received in the 2023 quarter and an aggregate increase of $2.2 million at 13 hotel properties. These increases were partially offset by an aggregate decrease of approximately $525,000 at two hotel properties.
Depreciation and Amortization. Depreciation and amortization increased $5.0 million, or 11.1%, to $50.1 million for the 2024 period compared to the 2023 period. This increase is comprised of an aggregate increase of $6.8 million at 12 hotel properties. These increases were partially offset by an aggregate decrease of $1.7 million at Sofitel Chicago Magnificent Mile, The Clancy, The Notary Hotel, and Pier House Resort & Spa, primarily due to fully depreciated assets.
Advisory Services Fee. Advisory services fee decreased $1.6 million, or 10.1%, to $14.5 million in the 2024 period compared to the 2023 period due to lower equity-based compensation of $2.8 million and base advisory fee of $644,000, partially offset by higher reimbursable expenses of $1.2 million and higher incentive fees of $648,000.
In the 2024 period, we recorded an advisory services fee of $14.5 million, which included a base advisory fee of $6.7 million, reimbursable expenses of $5.2 million, $2.0 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc, and incentive fees of $648,000.
In the 2023 period, we recorded an advisory services fee of $16.2 million, which included a base advisory fee of $7.3 million, reimbursable expenses of $4.1 million, and $4.8 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $2.2 million in the 2024 period compared to expense of $6.7 million in the 2023 period. The decrease in corporate general and administrative expenses of $4.5 million is primarily attributable to a revision to the estimated contribution amount associated with the Fourth Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $5.6 million expense reduction in 2024, lower miscellaneous expenses of $682,000, and lower public company costs of $312,000. This decrease was partially offset by higher professional fees of $4.4 million.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2024 period and the 2023 period, we recorded equity in loss of unconsolidated entity of $134,000 and $148,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $1.9 million and $4.4 million in the 2024 period and the 2023 period, respectively. The decrease in interest income in the 2024 period was primarily attributable to lower excess cash balances in the 2024 period compared to the 2023 period.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $7.3 million, or 15.7%, to $53.8 million for the 2024 period compared to the 2023 period. The increase is primarily due to higher interest expense from higher average interest rates in the 2024 period. The average SOFR rates for the 2024 period and the 2023 period were 5.33% and 4.62%, respectively. LIBOR ceased to be published after June 30, 2023. The average LIBOR rate for the 2023 period was 4.85%.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $803,000 in the 2024 period related to various loan refinances and modifications. Write-off of loan costs and exit fees was $260,000 in the 2023 period related to related to various loan modifications.

Gain (loss) on Extinguishment of Debt. Gain on extinguishment of debt was $2.3 million in the 2023 period due to the payoff of The Ritz-Carlton Reserve Dorado Beach mortgage loan. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired. In the 2024 period, we recognized a loss of $22,000 attributable to the discount associated with the Cameo Beverly Hills mortgage loan that was repaid on April 9, 2024.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $1.3 million for the 2024 period consisted of an unrealized gain on warrants of $12,000 and a realized gain of $3.2 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $2.0 million.
Realized and unrealized gain on derivatives of $695,000 for the 2023 period consisted of unrealized gain on warrants of $119,000 and a realized gain of $4.1 million associated with payments received from counterparties on in-the-money interest rate caps. These gains were partially offset by an unrealized loss on interest rate caps of approximately $3.6 million.
Income Tax (Expense) Benefit. Income tax expense decreased $916,000, from $2.3 million in the 2023 period to $1.3 million in the 2024 period. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2024 period compared to the 2023 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated loss of $1.0 million and a loss of $58,000 in the 2024 period and the 2023 period, respectively. At both June 30, 2024 and 2023, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated net income of $1.6 million in the 2024 period and a net loss of $664,000 in the 2023 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 8.02% and 6.63% as of June 30, 2024 and 2023, respectively.
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
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, capital market activities, asset sales and existing cash balances.
Pursuant to the advisory agreement between us and our Advisor, we must pay our Advisor on a monthly basis a base advisory fee, subject to a minimum base advisory fee. The minimum base advisory fee is equal to the greater of: (i) 90% of the base fee paid for the same month in the prior fiscal year; and (ii) 1/12 of the “G&A Ratio” for the most recently completed fiscal quarter multiplied by our total market capitalization on the last balance sheet date included in the most recent quarterly report on Form 10-Q or annual report on Form 10-K that we file with the SEC. Thus, even if our total market capitalization and performance decline, we will still be required to make payments to our Advisor equal to the minimum base advisory fee, which could adversely impact our liquidity and financial condition.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of June 30, 2024, The Ritz-Carlton Lake Tahoe was in a cash trap, although there was no cash trapped for this mortgage loan.
As of June 30, 2024, the Company held cash and cash equivalents of $120.3 million and restricted cash of $60.7 million, inclusive amounts in assets held for sale, the vast majority of which is comprised of lender and manager-held reserves. As of June 30, 2024, $17.1 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At June 30, 2024, our net debt to gross assets was 40.4%.
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

On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of August 6, 2024, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company intends to begin share repurchases as soon as practicable and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of June 30, 2024, the Company has not repurchased any common stock pursuant to the plan.
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
On February 5, 2024, the Company amended the mortgage loan secured by the Hilton La Jolla Torrey Pines. At the time, the hotel property remained encumbered by the original mortgage loan, which had been partially paid down to a remaining balance of $66.6 million. The lender also provided a six-month extension. The mortgage loan bore an annual fixed interest rate of 9.0%.
On March 7, 2024, the Company closed on a $62.0 million non-recourse loan secured by the Ritz-Carlton Reserve Dorado Beach. The mortgage loan has a two-year term, is interest only and provides for a floating interest rate of SOFR + 4.75%.
In April 2024, the Company repaid the $30.0 million mortgage loan secured by the Cameo Beverly Hills hotel.
On July 17, 2024, the Company sold the Hilton La Jolla Torrey Pines hotel pursuant to an Agreement of Purchase and Sale, entered into effective May 6, 2024, for $165 million in cash, subject to customary pro-rations and adjustments. The Company owned an indirect 75% equity interest in the hotel property. Additionally, the Company repaid the $66.6 million mortgage loan secured by the hotel property.
On August 7, 2024, the Company closed on a refinancing involving five hotels. The new loan totals $407 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions, taking the final maturity to 2029. The loan is interest only and provides for a floating interest rate of SOFR + 3.24%. As part of this financing, the Company acquired $42.2 million of the most junior tranche of the loan, which lowered its net spread on the $364.8 million remaining loan amount to SOFR + 3.01%. The loan is secured by five hotels: Pier House Resort & Spa, Bardessono Hotel & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas. The new loan refinanced the $80.0 million loan secured by the Pier House Resort & Spa which had an interest rate of SOFR + 3.60% and had a final maturity date in September 2025, the $42.5 million loan secured by The Ritz-Carlton St. Thomas which had an interest rate of SOFR + 4.35% and had a final maturity date in August 2026, and the $200.0 million secured credit facility secured by The Ritz-Carlton Sarasota, Hotel Yountville, and Bardessono Hotel & Spa which had an interest rate of SOFR + 3.10% and had a final maturity date in July 2027.
Sources and Uses of Cash
We had approximately $120.3 million (including amounts held for sale) and $85.6 million of cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.

Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $60.2 million and $62.0 million for the six months ended June 30, 2024 and 2023, respectively. Cash flows from operations were impacted by changes in hotel operations. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the six months ended June 30, 2024, net cash flows used in investing activities were $38.7 million. These cash outflows were primarily attributable to $39.2 million of capital improvements made to various hotel properties partially offset by cash inflows of $542,000 related to proceeds from property insurance. Our capital improvements consisted of approximately $28.6 million of return on investment capital projects and approximately $10.6 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the six months ended June 30, 2024, net cash flows used in financing activities were $6.9 million. Cash outflows primarily consisted of $30.0 million of repayments of indebtedness, $26.2 million of dividend and distribution payments, $1.3 million to purchase interest rate caps, $3.3 million of payments of loan costs and exit fees and $11.0 million for cash redemptions of Series E and Series M preferred stock. These cash outflows were partially offset by cash inflows of $62.0 million from borrowings on indebtedness and $3.3 million of proceeds from in-the-money interest rate caps.
For the six months ended June 30, 2023, net cash flows used in financing activities were $150.1 million. Cash outflows primarily consisted of repayments of indebtedness of $196.4 million, $26.1 million of dividend and distribution payments, $19.3 million of payments to repurchase common stock, payments of $7.2 million for the redemption of operating partnership units, $3.4 million to purchase interest rate caps, $2.0 million of distributions to a noncontrolling interest in consolidated entities and $904,000 for cash redemptions of Series E and Series M preferred stock. These cash outflows were partially offset by cash inflows of $97.9 million from the issuance of preferred stock, $4.1 million of contributions from a noncontrolling interest in consolidated entities and $4.0 million of proceeds from in-the-money interest rate caps.
Dividend Policy. On December 5, 2023, our board of directors approved the Company’s dividend policy for 2024. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2024, or $0.20 per share on an annualized basis. On April 5, 2024, our board of directors declared a quarterly cash dividend of $0.05 per diluted share, for the second quarter of 2024. On July 10, 2024, our board of directors declared a quarterly cash dividend of $0.05 per diluted share, for the third quarter of 2024. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review our dividend policy on a quarter-to-quarter basis and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(13,787)	$(3,138)	$1,695	$13,466
Interest expense and amortization of loan costs	27,285	23,600	53,776	46,473
Depreciation and amortization	24,694	22,567	50,114	45,088
Income tax expense (benefit)	(114)	(75)	1,338	2,254
Equity in (earnings) loss of unconsolidated entity	85	75	134	148
Company’s portion of EBITDA of OpenKey	(82)	(80)	(139)	(157)
EBITDA and EBITDAre	38,081	42,949	106,918	107,272
Amortization of favorable (unfavorable) contract assets (liabilities)	118	118	237	237
Transaction and conversion costs	53	1,056	(5,574)	2,251
Write-off of premiums, loan costs and exit fees	82	248	803	260
Realized and unrealized (gain) loss on derivatives	(326)	(1,029)	(1,258)	(695)
Stock/unit-based compensation	1,135	2,899	2,262	5,227
Legal, advisory and settlement costs	2,870	12	4,817	81
Advisory services incentive fee	648	—	648	—
(Gain) loss on extinguishment of debt	22	—	22	(2,318)
Company’s portion of adjustments to EBITDAre of OpenKey	3	—	3	—
Adjusted EBITDAre	$42,686	$46,253	$108,878	$112,315

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

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(13,787)	$(3,138)	$1,695	$13,466
(Income) loss attributable to noncontrolling interest in consolidated entities	303	367	1,046	58
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	1,919	925	1,623	664
Preferred dividends	(10,329)	(10,877)	(20,736)	(21,227)
Deemed dividends on preferred stock	(26)	(301)	(2,024)	(2,755)
Net income (loss) attributable to common stockholders	(21,920)	(13,024)	(18,396)	(9,794)
Depreciation and amortization on real estate (1)	23,696	21,763	47,876	43,548
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(1,919)	(925)	(1,623)	(664)
Equity in (earnings) loss of unconsolidated entity	85	75	134	148
Company’s portion of FFO of OpenKey	(95)	(85)	(162)	(163)
FFO available to common stockholders and OP unitholders	(153)	7,804	27,829	33,075
Deemed dividends on preferred stock	26	301	2,024	2,755
Transaction and conversion costs	53	1,056	(5,574)	2,251
Write-off of premiums, loan costs and exit fees	82	248	803	260
Unrealized (gain) loss on derivatives	1,213	1,253	1,952	3,454
Stock/unit-based compensation	1,135	2,899	2,262	5,227
Legal, advisory and settlement costs	2,870	12	4,817	81
Interest expense accretion on refundable membership club deposits	150	164	315	342
Amortization of loan costs	1,319	661	2,527	1,400
Advisory services incentive fee	648	—	648	—
(Gain) loss on extinguishment of debt	22	—	22	(2,318)
Company’s portion of adjustments to FFO of OpenKey	3	—	3	—
Adjusted FFO available to common stockholders and OP unitholders	$7,368	$14,398	$37,628	$46,527
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization on real estate	$(998)	$(804)	$(2,238)	$(1,540)
Amortization of loan costs	(132)	(24)	(235)	(47)

The following table presents certain information related to our hotel properties:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	559	75%	419
Marriott Seattle Waterfront	Seattle, WA	369	100%	369
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Cameo Beverly Hills (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210
Ground Lease Properties (4)
Hilton La Jolla Torrey Pines (5)	La Jolla, CA	394	75%	296
Bardessono Hotel and Spa (6)	Yountville, CA	65	100%	65
Total		4,201		3,963
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
(5)    The ground lease expires in 2067. The ground lease contains one extension option of either 10 or 20 years dependent upon capital investment during the lease term. The hotel property was sold in July 2024 and the ground lease transferred to the buyer.
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
At June 30, 2024, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at June 30, 2024, would be approximately $2.6 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $152.9 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at June 30, 2024, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of June 30, 2024, no amounts have been accrued.
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
On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $371,000, which has been accrued as of June 30, 2024.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain employee personal information. We have completed an investigation and have identified certain employee information that may have been exposed, but we have not identified that any customer information was exposed. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint, which is currently pending before the Court. We intend to vigorously defend this matter and do not believe that any potential loss is reasonably estimable at this time. It is reasonably possible that the Company may incur additional costs related to the matter, but we are unable to predict with certainty the ultimate amount or range of potential loss.

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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of June 30, 2024, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company intends to begin share repurchases as soon as practicable and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations.
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
April 1 to April 30	—	$—	—
May 1 to May 31	—	$—	—	$50,000,000
June 1 to June 30	—	$—	—	$50,000,000
Total	—	$—	—
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
Limited Waiver Under Advisory Agreement
The Company, Braemar OP, Braemar TRS, Ashford Inc. and Ashford Hospitality Advisors LLC (together with Ashford Inc., the “Advisor”), are parties to that certain Fifth Amended and Restated Advisory Agreement, dated as of April 23, 2018 (as amended, the “Advisory Agreement”).

The Company has a mortgage loan maturing in June 2025 with an outstanding principal balance of approximately $293 million (the “Loan”) secured by four hotel properties: The Notary Hotel; The Clancy; Sofitel Chicago Magnificent Mile; and Marriott Seattle Waterfront (the “Hotel Properties”). On August 8, 2024, the parties to the Advisory Agreement entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (i) November 15, 2025 and (ii) the refinancing of the Loan (the “Loan Outside Date”), the Advisor waives the operation of Section 12.4(a) of the Advisory Agreement that would permit the Advisor to terminate the Advisory Agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of the Company to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
(ii) Upon the satisfaction of certain conditions, the Company may request the Advisor agree to amend the Waiver Agreement to extend the Loan Outside Date for a period not to exceed ninety (90) days from November 15, 2025 and if the Advisor agrees to such amendment, the Advisor shall not be entitled to any further consideration in respect thereof;
(iii) If the members of the Board of Directors of the Company (the “Board”) change such that members who constitute the Board as of August 8, 2024 (the “Incumbent Board”) no longer constitute at least a majority of the Board (other than those whose election to the Board is approved or recommended to stockholders of the Company by a vote of at least a majority of the Incumbent Board), the Limited Waiver shall be null and void ab initio (but the consideration provided by the Company to the Advisor as described in item (iv) below shall remain in force); and
(iv) In exchange for the Limited Waiver and the other agreements provided by the Advisor in the Waiver Agreement, the Company agrees to pay the Advisor an amount equal to the Advisor’s obligation under the Advisor’s current employment agreement with Richard J. Stockton, the Company’s President and Chief Executive Officer (the “Stockton Employment Agreement”), to pay Mr. Stockton a multiple of his Base Salary (as defined in the Stockton Employment Agreement) that becomes payable by the Advisor to Mr. Stockton as the result of the occurrence of certain events as more fully described in the Waiver Agreement.
The foregoing description of the Waiver Agreement contained in this Item 5 does not purport to be complete and is subject to and qualified in its entirety by the full text of the Waiver Agreement, a copy of which is attached hereto as Exhibit 10.8 and incorporated herein by reference.
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

3.7
Fifth Amended and Restated Bylaws, as amended by Amendment No.1 on February 27, 2024, adopted on February 27,2024 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on March 1, 2024) (File No. 001-35972).

10.1
Amendment No. 2 to the Master Project Management Agreement, dated as of February 12, 2024, by and among Braemar TRS Corporation, CHH III Tenant Parent Corp., RC Hotels (Virgin Islands), Inc., Premier Project Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972).

Exhibit	Description
10.2
Limited Waiver Under Advisory Agreement, dated as of March 11, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc., and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972).

10.3
First Amendment to Credit Agreement, dated as of February 21, 2024, by and among Braemar Hospitality Limited Partnership, Braemar Hotels & Resorts Inc., the lenders party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed on March 14, 2024 (File No. 001-35972).

10.4*	Agreement of Purchase and Sale, dated as of May 6, 2024, by and among JRK Torrey Pines Hotel Owner LLC and CHH Torrey Pines Hotel Partners, LP and CHH Torrey Pines Tenant Corp.
10.5
Cooperation Agreement, dated July 2, 2024, by and among Braemar Hotels & Resorts Inc., Ashford Hospitality Trust, Inc., Ashford Inc., Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintani (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972).

10.6
Share Ownership Agreement, dated July 2, 2024, by and among Braemar Hotels & Resorts Inc., Ashford Hospitality Trust, Inc., Ashford Inc., Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintabi (incorporated by reference to Exhibit 10.2 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972)

10.7
Loan Agreement, dated July 2, 2024, by and between BW Coinvest I, LLC, Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, Blackwells Asset Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972).

10.8*
Limited Waiver Under Advisory Agreement, dated August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	August 8, 2024	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	August 8, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer