Form 10-Q
period 2024-09-30
Braemar Hotels & Resorts Inc.
filed 2024-11-12
CIK 1574085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2024
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
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
    Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BHR	New York Stock Exchange
Preferred Stock, Series B	BHR-PB	New York Stock Exchange
Preferred Stock, Series D	BHR-PD	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value per share	66,522,206
(Class)	Outstanding at November 6, 2024

BRAEMAR HOTELS & RESORTS INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

2

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (unaudited)
BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Investments in hotel properties, gross	$2,270,981	$2,382,716
Accumulated depreciation	(480,940)	(498,508)
Investments in hotel properties, net	1,790,041	1,884,208
Cash and cash equivalents	168,675	85,599
Restricted cash	48,461	80,904
Investment in securities	41,493	—
Accounts receivable, net of allowance of $443 and $237, respectively	32,479	39,199
Inventories	4,575	5,003
Note receivable	5,855	—
Prepaid expenses	5,825	9,938
Deferred costs, net	75	75
Investment in unconsolidated entity	1,539	1,674
Derivative assets	480	2,847
Operating lease right-of-use assets	34,185	78,383
Other assets	20,909	17,751
Intangible assets, net	3,220	3,504
Due from third-party hotel managers	19,855	17,739
Total assets	$2,177,667	$2,226,824
LIABILITIES AND EQUITY
Liabilities:
Indebtedness, net	$1,208,013	$1,162,444
Accounts payable and accrued expenses	144,868	149,867
Dividends and distributions payable	9,271	9,158
Due to Ashford Inc.	5,489	1,471
Due to related parties, net	16	603
Due to third-party hotel managers	1,509	1,608
Operating lease liabilities	19,149	60,379
Other liabilities	23,572	22,756
Derivative liabilities	—	12
Total liabilities	1,411,887	1,408,298
Commitments and contingencies (note 17)
5.50% Series B cumulative convertible preferred stock, $0.01 par value, 3,078,017 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	65,426	65,426
Series E redeemable preferred stock, $0.01 par value, 15,138,572 and 16,316,315 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	355,178	377,035
Series M redeemable preferred stock, $0.01 par value, 1,596,286 and 1,832,805 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	39,907	45,623
Redeemable noncontrolling interests in operating partnership	31,336	32,395
Equity:
Preferred stock, $0.01 par value, 80,000,000 shares authorized:
8.25% Series D cumulative preferred stock, 1,600,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	16	16
Common stock, $0.01 par value, 250,000,000 shares authorized, 66,522,206 and 66,636,353 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	665	666
Additional paid-in capital	719,110	718,498
Accumulated other comprehensive income (loss)	(723)	—
Accumulated deficit	(442,157)	(412,199)
Total stockholders’ equity of the Company	276,911	306,981
Noncontrolling interest in consolidated entities	(2,978)	(8,934)
Total equity	273,933	298,047
Total liabilities and equity	$2,177,667	$2,226,824
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Rooms	$92,427	$100,738	$347,206	$355,402
Food and beverage	34,781	38,537	135,891	138,541
Other	21,190	20,526	71,967	67,866
Total hotel revenue	148,398	159,801	555,064	561,809
EXPENSES
Hotel operating expenses:
Rooms	25,548	25,899	81,288	79,962
Food and beverage	31,998	32,750	109,379	108,854
Other expenses	51,300	52,725	169,531	171,317
Management fees	4,869	5,076	17,913	17,661
Total hotel operating expenses	113,715	116,450	378,111	377,794
Property taxes, insurance and other	9,985	10,471	30,740	27,983
Depreciation and amortization	25,078	22,703	75,192	67,791
Advisory services fee	8,627	7,020	23,155	23,183
Corporate general and administrative	8,874	2,506	11,105	9,222
Total operating expenses	166,279	159,150	518,303	505,973
Gain (loss) on disposition of assets and hotel property	88,210	—	88,210	—
OPERATING INCOME (LOSS)	70,329	651	124,971	55,836
Equity in earnings (loss) of unconsolidated entity	(80)	(60)	(214)	(208)
Interest income	2,660	986	4,528	5,389
Other income (expense)	—	293	—	293
Interest expense and amortization of discounts and loan costs	(27,911)	(23,306)	(81,687)	(69,779)
Write-off of loan costs and exit fees	(5,292)	(2,588)	(6,095)	(2,848)
Gain (loss) on extinguishment of debt	—	—	(22)	2,318
Realized and unrealized gain (loss) on derivatives	(735)	223	523	918
INCOME (LOSS) BEFORE INCOME TAXES	38,971	(23,801)	42,004	(8,081)
Income tax (expense) benefit	864	1,190	(474)	(1,064)
NET INCOME (LOSS)	39,835	(22,611)	41,530	(9,145)
(Income) loss attributable to noncontrolling interest in consolidated entities	(27,363)	(1,773)	(26,317)	(1,715)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	124	2,354	1,747	3,018
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	12,596	(22,030)	16,960	(7,842)
Preferred dividends	(9,857)	(10,582)	(30,593)	(31,809)
Deemed dividends on preferred stock	(4,151)	(516)	(6,175)	(3,271)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,412)	$(33,128)	$(19,808)	$(42,922)
INCOME (LOSS) PER SHARE - BASIC:
Net income (loss) attributable to common stockholders	$(0.02)	$(0.50)	$(0.30)	$(0.63)
Weighted average common shares outstanding – basic	66,522	65,825	66,493	68,010
INCOME (LOSS) PER SHARE - DILUTED:
Net income (loss) attributable to common stockholders	$(0.02)	$(0.50)	$(0.30)	$(0.63)
Weighted average common shares outstanding – diluted	66,522	65,825	66,493	68,010
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$39,835	$(22,611)	$41,530	$(9,145)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in unrealized gain (loss) on investment in securities	(786)	—	(786)	—
Total other comprehensive income (loss)	(786)	—	(786)	—
TOTAL COMPREHENSIVE INCOME (LOSS)	39,049	(22,611)	40,744	(9,145)
Comprehensive (income) loss attributable to noncontrolling interest in consolidated entities	(27,363)	(1,773)	(26,317)	(1,715)
Comprehensive (income) loss attributable to redeemable noncontrolling interests in operating partnership	187	2,354	1,810	3,018
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$11,873	$(22,030)	$16,237	$(7,842)
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands except per share amounts)

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2024	1,600	$16	66,522	$665	$718,901	$(437,302)	$—	$(9,980)	$272,300	3,078	$65,426	16,142	$374,847	1,623	$40,569	$31,579
Equity-based compensation	—	—	—	—	209	—	—	—	209	—	—	—	—	—	—	218
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	32	809	1	34	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,348)	—	—	(3,348)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,059)	—	—	(1,059)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($0.52/share)	—	—	—	—	—	(825)	—	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47/share)	—	—	—	—	—	(7,137)	—	—	(7,137)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.53/share)	—	—	—	—	—	(836)	—	—	(836)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,961	2,961	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,322)	(23,322)	—	—	—	—	—	—	(369)
Net income (loss)	—	—	—	—	—	12,596	—	27,363	39,959	—	—	—	—	—	—	(124)
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	(723)	—	(723)	—	—	—	—	—	—	(63)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,036)	(24,629)	(28)	(696)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(4,151)	—	—	(4,151)	—	—	—	4,151	—	—	—
Redemption value adjustment	—	—	—	—	—	(95)	—	—	(95)	—	—	—	—	—	—	95
Balance at September 30, 2024	1,600	$16	66,522	$665	$719,110	$(442,157)	$(723)	$(2,978)	$273,933	3,078	$65,426	15,138	$355,178	1,596	$39,907	$31,336

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount						Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	1,600	$16	66,636	$666	$718,498	$(412,199)	$—	$(8,934)	$298,047	3,078	$65,426	16,316	$377,035	1,833	$45,623	$32,395
Purchase of common stock	—	—	(170)	(2)	(367)	—	—	—	(369)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	977	—	—	—	977	—	—	—	—	—	—	1,712
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	—	97	2,446	4	105	—
Issuance of restricted shares/units	—	—	57	1	2	—	—	—	3	—	—	—	—	—	—	32
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock ($0.15 /share)	—	—	—	—	—	(10,040)	—	—	(10,040)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.02/share)	—	—	—	—	—	(3,175)	—	—	(3,175)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series D ($1.56/share)	—	—	—	—	—	(2,475)	—	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.41/share)	—	—	—	—	—	(22,307)	—	—	(22,307)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.57/share)	—	—	—	—	—	(2,636)	—	—	(2,636)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,961	2,961	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,322)	(23,322)	—	—	—	—	—	—	(1,103)
Net income (loss)	—	—	—	—	—	16,960	—	26,317	43,277	—	—	—	—	—	—	(1,747)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	—	(1,275)	(30,281)	(241)	(6,018)	—
Unrealized gain (loss) on investment in securities	—	—	—	—	—	—	(723)	—	(723)	—	—	—	—	—	—	(63)
Redemption value adjustment – preferred stock	—	—	—	—	—	(6,175)	—	—	(6,175)	—	—	—	5,978	—	197	—
Redemption value adjustment	—	—	—	—	—	(110)	—	—	(110)	—	—	—	—	—	—	110
Balance at September 30, 2024	1,600	$16	66,522	$665	$719,110	$(442,157)	$(723)	$(2,978)	$273,933	3,078	$65,426	15,138	$355,178	1,596	$39,907	$31,336

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2023	1,600	$16	65,994	$659	$716,987	$(341,210)	$(12,669)	$363,783	3,078	$65,426	16,485	$379,403	1,960	$48,405	$35,174
Purchase of common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	577	—	—	577	—	—	—	—	—	—	1,050
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	36	813	3	56	—
Dividends declared – common stock ($0.05/share)	—	—	—	—	—	(3,335)	—	(3,335)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($0.34/share)	—	—	—	—	—	(1,058)	—	(1,058)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($0.52/share)	—	—	—	—	—	(825)	—	(825)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($0.47 /share)	—	—	—	—	—	(7,710)	—	(7,710)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($0.52 /share)	—	—	—	—	—	(989)	—	(989)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,740)	(2,740)	—	—	—	—	—	—	(361)
Net income (loss)	—	—	—	—	—	(22,030)	1,773	(20,257)	—	—	—	—	—	—	(2,354)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(111)	(2,589)	(51)	(1,268)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(516)	—	(516)	—	—	—	249	—	267	—
Redemption value adjustment	—	—	—	—	—	15	—	15	—	—	—	—	—	—	(15)
Balance at September 30, 2023	1,600	$16	65,994	$659	$717,564	$(377,658)	$(13,636)	$326,945	3,078	$65,426	16,410	$377,876	1,912	$47,460	$33,494

	8.25% Series D Cumulative Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest in Consolidated Entities	Total	5.50% Series B Cumulative Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series M Redeemable Preferred Stock		Redeemable Noncontrolling Interests in Operating Partnership
	Shares	Amount	Shares	Amount					Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1,600	$16	69,919	$699	$734,134	$(324,740)	$(16,346)	$393,763	3,078	$65,426	12,657	$291,076	1,428	$35,182	$40,555
Purchase of common stock	—	—	(3,969)	(40)	(19,214)	—	—	(19,254)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	2,644	—	—	2,644	—	—	—	—	—	—	4,210
Issuance of preferred stock	—	—	—	—	—	—	—	—	—	—	3,896	87,557	540	13,011	—
Issuance of restricted shares/units	—	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Forfeiture of restricted common shares	—	—	(1)	—	—	—	—	—	—	—	—	—	—	—	—
Dividends declared – common stock - ($0.15/share)	—		—	—	—	(10,004)	—	(10,004)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series B ($1.03/share)	—	—	—	—	—	(3,174)	—	(3,174)	—	—	—	—	—	—	—
Dividends declared – preferred stock-Series D ($1.55/share)	—	—	—	—	—	(2,475)	—	(2,475)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series E ($1.44/share)	—	—	—	—	—	(23,230)	—	(23,230)	—	—	—	—	—	—	—
Dividends declared – preferred stock - Series M ($1.55/share)	—	—	—	—	—	(2,930)	—	(2,930)	—	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	4,050	4,050	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,055)	(3,055)	—	—	—	—	—	—	(1,083)
Redemption/conversion of operating partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,162)
Net income (loss)	—	—	—	—	—	(7,842)	1,715	(6,127)	—	—	—	—	—	—	(3,018)
Redemption of preferred stock	—	—	—	—	—	—	—	—	—	—	(143)	(3,378)	(56)	(1,383)	—
Redemption value adjustment – preferred stock	—	—	—	—	—	(3,271)	—	(3,271)	—	—	—	2,621	—	650	—
Redemption value adjustment	—	—	—	—	—	8	—	8	—	—	—	—	—	—	(8)
Balance at September 30, 2023	1,600	$16	65,994	$659	717,564	$(377,658)	$(13,636)	$326,945	3,078	$65,426	16,410	$377,876	1,912	$47,460	$33,494
See Notes to Condensed Consolidated Financial Statements.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,530	$(9,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	75,192	67,791
Equity-based compensation	2,689	6,854
Bad debt expense	351	592
(Gain) loss on extinguishment of debt	22	(2,318)
Amortization of loan costs, discounts and capitalized default interest	4,885	1,485
Write-off of loan costs and exit fees	6,095	2,848
Amortization of intangibles	346	356
Amortization of non-refundable membership initiation fees	(1,606)	(1,288)
Interest expense accretion on refundable membership club deposits	275	507
(Gain) loss on disposition of assets and hotel property	(88,210)	—
Realized and unrealized (gain) loss on derivatives	(523)	(918)
Non-cash interest income	(67)	—
Equity in (earnings) loss of unconsolidated entity	214	208
Deferred income tax expense (benefit)	8	112
Changes in operating assets and liabilities, exclusive of disposition of assets and hotel property:
Accounts receivable and inventories	6,620	15,058
Prepaid expenses and other assets	978	(10,720)
Accounts payable and accrued expenses	6,828	784
Operating lease right-of-use assets	359	433
Due to/from related parties, net	(587)	418
Due to/from third-party hotel managers	(2,215)	11,944
Due to/from Ashford Inc.	4,995	(12,795)
Operating lease liabilities	(161)	(222)
Other liabilities	2,147	1,017
Net cash provided by (used in) operating activities	60,165	73,001

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from property insurance	13	327
Issuance of note receivable	(5,788)	—
Payments for initial franchise fee	—	(75)
Net proceeds from sale of hotel property	155,629	—
Purchase of securities	(42,279)	—
Investment in unconsolidated entity	(79)	(237)
Improvements and additions to hotel properties	(54,825)	(55,593)
Net cash provided by (used in) investing activities	52,671	(55,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on indebtedness	234,000	236,000
Repayments of indebtedness	(184,100)	(390,210)
Payments of loan costs and exit fees	(15,356)	(3,340)
Payments for derivatives	(1,344)	(3,981)
Proceeds from derivatives	4,386	6,014
Purchase of common stock	(369)	(19,308)
Payments for dividends and distributions	(39,037)	(39,431)
Net proceeds from issuance of preferred stock	—	97,863
Contributions from noncontrolling interest in consolidated entities	2,961	4,050
Redemption of operating partnership units	—	(7,162)
Distributions to noncontrolling interest in consolidated entities	(27,045)	(2,024)

	Nine Months Ended September 30,
	2024	2023

Redemption of preferred stock	(36,299)	(4,761)
Net cash provided by (used in) financing activities	(62,203)	(126,290)
Net change in cash, cash equivalents and restricted cash	50,633	(108,867)
Cash, cash equivalents and restricted cash at beginning of period	166,503	315,696
Cash, cash equivalents and restricted cash at end of period	$217,136	$206,829

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$77,178	$67,345
Income taxes paid (refunded)	352	3,129

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividends and distributions declared but not paid	$9,271	$8,967
Capital expenditures accrued but not paid	12,541	15,954
Non-cash preferred stock dividends	2,551	2,682
Unsettled proceeds from derivatives	197	—
Non-cash common stock/unit dividends	35	—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,599	$261,541
Restricted cash at beginning of period	80,904	54,155
Cash, cash equivalents and restricted cash at beginning of period	$166,503	$315,696

Cash and cash equivalents at end of period	$168,675	$149,496
Restricted cash at end of period	48,461	57,333
Cash, cash equivalents and restricted cash at end of period	$217,136	$206,829
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
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. Remington Lodging & Hospitality, LLC (“Remington Hospitality”), a subsidiary of Ashford Inc., manages four of our 15 hotel properties. Third-party management companies manage the remaining hotel properties.
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
The accompanying condensed consolidated financial statements include the accounts of wholly-owned and majority-owned subsidiaries of Braemar OP that as of September 30, 2024, own 15 hotel properties in seven states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands (“USVI”). The portfolio includes 14 wholly-owned hotel properties and one hotel property that is owned through a partnership in which Braemar OP has a controlling interest. These hotel properties represent 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our partner. As a REIT, Braemar is required to comply with limitations imposed by the Code related to operating hotels. As of September 30, 2024, 14 of our 15 hotel properties were leased by wholly-owned or majority-owned subsidiaries that are treated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes (collectively, the TRS entities are referred to as “Braemar TRS”). One hotel property, located in the USVI, is owned by our USVI TRS. Braemar TRS then engages third-party or affiliated hotel management companies to operate the hotel properties under management contracts. Hotel operating results related to the hotel properties are included in the condensed consolidated statements of operations.
As of September 30, 2024, 13 of the 15 hotel properties were leased by Braemar’s wholly-owned TRS, and the one hotel property majority-owned through a consolidated partnership was leased to a TRS wholly-owned by such consolidated partnership. Each leased hotel is leased under a percentage lease that provides for each lessee to pay in each calendar month the base rent plus, in each calendar quarter, percentage rent, if any, based on hotel revenues. Lease revenue from Braemar TRS is eliminated in consolidation. The hotel properties are operated under management contracts with Marriott Hotel Services, LLC (“Marriott”), Hilton Management LLC (“Hilton”), Accor Management US Inc. (“Accor”), Four Seasons Hotels Limited (“Four Seasons”), Hyatt Corporation (“Hyatt”), The Ritz-Carlton Hotel Company, L.L.C. and its affiliates, each of which is also an affiliate of Marriott (“Ritz-Carlton”), and Remington Hospitality, which are eligible independent contractors under the Code.
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
Braemar OP is considered to be a variable interest entity (“VIE”), as defined by authoritative accounting guidance. A VIE must be consolidated by a reporting entity if the reporting entity is the primary beneficiary because it has (i) the power to direct the VIE’s activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. All major decisions related to Braemar OP that most significantly impact its economic performance, including but not limited to, operating procedures with respect to business affairs and any acquisitions, dispositions, financings, restructurings or other transactions with sellers, purchasers, lenders, brokers, agents and other applicable representatives, are subject to the approval of our wholly-owned subsidiary, Braemar OP General Partner LLC, its general partner. As such, we consolidate Braemar OP.
The following items affect reporting comparability of our historical condensed consolidated financial statements:
•Historical seasonality patterns at some of our hotel properties cause fluctuations in our overall operating results. Consequently, operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
•On July 17, 2024, we sold the Hilton La Jolla Torrey Pines. The operating results of the hotel property were excluded from our results of operations as of the disposition date.
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
Investment in Securities— Investment in securities consists of mortgage-backed securities, are accounted for as available-for-sale securities and are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Unrealized gain (loss) associated with these investments is reported as a component of other comprehensive income (loss).
Recently Issued Accounting Standards—In November 2023, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280):Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. As of September 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The amendments in this ASU may be applied prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or the amendments may be applied retrospectively by providing the revised disclosures for all periods presented. As of September 30, 2024, the Company has not adopted this ASU. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses that requires more detailed

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this ASU will have on our disclosures.
3. Revenue
The following tables present our revenue disaggregated by geographical areas (dollars in thousands):

	Three Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$23,366	$7,041	$4,138	$34,545
Puerto Rico	1	6,764	3,303	2,157	12,224
Arizona	1	3,472	2,625	1,820	7,917
Colorado	1	3,591	3,876	2,147	9,614
Florida	2	9,844	4,822	5,586	20,252
Illinois	1	9,037	1,972	662	11,671
Pennsylvania	1	7,334	1,539	378	9,251
Washington	1	11,224	1,598	1,061	13,883
Washington, D.C.	1	9,712	3,595	949	14,256
USVI	1	6,709	4,071	1,956	12,736
Sold hotel property	1	1,374	339	336	2,049
Total	16	$92,427	$34,781	$21,190	$148,398

	Three Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$25,363	$7,771	$3,910	$37,044
Puerto Rico	1	9,463	3,836	1,437	14,736
Arizona	1	3,541	2,990	1,692	8,223
Colorado	1	3,466	3,876	2,213	9,555
Florida	2	10,348	5,226	4,441	20,015
Illinois	1	7,735	1,767	633	10,135
Pennsylvania	1	6,373	1,237	326	7,936
Washington	1	10,454	1,336	473	12,263
Washington, D.C.	1	8,264	3,754	517	12,535
USVI	1	7,283	3,224	3,164	13,671
Sold hotel property	1	8,448	3,520	1,720	13,688
Total	16	$100,738	$38,537	$20,526	$159,801

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Nine Months Ended September 30, 2024
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$70,756	$18,892	$11,947	$101,595
Puerto Rico	1	35,690	12,528	7,961	56,179
Arizona	1	26,320	16,775	6,748	49,843
Colorado	1	18,684	11,297	7,610	37,591
Florida	2	46,816	24,115	19,095	90,026
Illinois	1	20,758	5,256	1,732	27,746
Pennsylvania	1	20,472	4,446	995	25,913
Washington	1	24,469	3,742	2,342	30,553
Washington, D.C.	1	32,355	14,580	2,744	49,679
USVI	1	35,385	15,053	7,600	58,038
Sold hotel property	1	15,501	9,207	3,193	27,901
Total	16	$347,206	$135,891	$71,967	$555,064

	Nine Months Ended September 30, 2023
Primary Geographical Market	Number of Hotels	Rooms	Food and Beverage	Other Hotel	Total
California	5	$77,029	$22,296	$11,704	$111,029
Puerto Rico	1	37,763	13,771	7,661	59,195
Arizona	1	25,622	14,776	6,351	46,749
Colorado	1	19,673	12,048	6,885	38,606
Florida	2	47,287	24,355	16,777	88,419
Illinois	1	19,039	4,697	1,400	25,136
Pennsylvania	1	18,536	3,883	957	23,376
Washington	1	22,868	3,373	1,296	27,537
Washington, D.C.	1	28,474	14,963	1,376	44,813
USVI	1	36,759	13,444	8,777	58,980
Sold hotel property	1	22,352	10,935	4,682	37,969
Total	16	$355,402	$138,541	$67,866	$561,809
4. Investments in Hotel Properties, net
Investments in hotel properties, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$630,842	$630,842
Buildings and improvements	1,429,339	1,535,501
Furniture, fixtures and equipment	174,613	166,673
Construction in progress	23,441	36,954
Residences	12,746	12,746
Total cost	2,270,981	2,382,716
Accumulated depreciation	(480,940)	(498,508)
Investments in hotel properties, net	$1,790,041	$1,884,208
Impairment Charges
During the nine months ended September 30, 2024 and 2023, no impairment charges were recorded.
5. Hotel Disposition
On July 17, 2024, the Company sold the Hilton La Jolla Torrey Pines for $165 million in cash, subject to customary pro-rations and adjustments. The Company owned an indirect 75% equity interest in the hotel property. Additionally, the Company repaid the $66.6 million mortgage loan secured by the hotel property.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The sale resulted in a gain of approximately $88.2 million for the three and nine months ended September 30, 2024 and is included in “gain (loss) on disposition of assets and hotel property” in our condensed consolidated statements of operations. Since the sale of the hotel property did not represent a strategic shift that has (or will have) a major effect on our operations or financial results, its results of operations were not reported as discontinued operations in our condensed consolidated financial statements.
We included the results of operations for this hotel property through the date of disposition in net income (loss) as shown in our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively. The following table includes the condensed consolidated financial information from this hotel property (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total hotel revenue	$2,049	$13,688	$27,901	$37,969
Total hotel operating expenses	(1,563)	(7,959)	(17,130)	(22,939)
Property taxes, insurance and other	(135)	(768)	(1,690)	(2,107)
Depreciation and amortization	(179)	(1,052)	(2,328)	(3,123)
Gain (loss) on disposition of assets and hotel property	88,160	—	88,160	—
Operating income (loss)	88,332	3,909	94,913	9,800
Interest income	55	94	265	252
Interest expense and amortization of loan costs	(318)	(1,608)	(3,856)	(4,557)
Write-off of loan costs and exit fees	—	—	(101)	—
Income (loss) before income taxes	88,069	2,395	91,221	5,495
Income from consolidated entities attributable to noncontrolling interests	(26,296)	(1,015)	(28,024)	(2,575)
(Income) loss before income taxes attributable to redeemable noncontrolling interests in operating partnership	(4,973)	(92)	(5,017)	(202)
Income (loss) before income taxes attributable to the Company	$56,800	$1,288	$58,180	$2,718
6. Investment in Unconsolidated Entity
OpenKey, Inc. (“OpenKey”), which is controlled and consolidated by Ashford Inc., is a hospitality-focused mobile key platform that provides a universal smart phone app and related hardware and software for keyless entry into hotel guest rooms. As of September 30, 2024, the Company has made equity investments in OpenKey totaling $2.9 million. All investments were recommended by our Related Party Transactions Committee and unanimously approved by the independent members of our board of directors.
Our investment is recorded as “investment in unconsolidated entity” in our condensed consolidated balance sheets and is accounted for under the equity method of accounting as we have significant influence over the entity under the applicable accounting guidance. We review our investment in OpenKey for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of the investment. Any impairment is recorded in equity in earnings (loss) of unconsolidated entity. No such impairment was recorded for the three and nine months ended September 30, 2024 and 2023.
The following table summarizes our carrying value and ownership interest in OpenKey:

	September 30, 2024	December 31, 2023
Carrying value of the investment in OpenKey (in thousands)	$1,173	$1,416
Ownership interest in OpenKey	7.9%	7.9%

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes our equity in earnings (loss) in OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Equity in earnings (loss) of unconsolidated entity	$(91)	$(65)	$(243)	$(219)
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
On February 27, 2024, the Company approved additional funding, together with Ashford Inc., up to $1.0 million in aggregate to OpenKey, allocated pro rata among them. As of September 30, 2024, funding of $79,000 has been made pursuant to the 2024 funding agreement. As of September 30, 2024, the Company has funded a total amount of approximately $317,000.
The following table summarizes our note receivable from OpenKey (in thousands):

Line Item	September 30, 2024	December 31, 2023
Investment in unconsolidated entity	$366	$258
The following table summarizes the interest income associated with the loan to OpenKey (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Equity in earnings (loss) of unconsolidated entity	$11	$5	$29	$11
7. Indebtedness, net
Indebtedness, net consisted of the following (dollars in thousands):

Indebtedness	Collateral	Current Maturity	Final Maturity (15)	Interest Rate	September 30, 2024	December 31, 2023

Mortgage loan (3)	Cameo Beverly Hills	August 2024	August 2024	SOFR (1) + 3.66%	$—	$30,000
Mortgage loan (4)	Hilton La Jolla Torrey Pines	August 2024	August 2024	9.00%	—	66,600
Mortgage loan (5)	The Ritz-Carlton Lake Tahoe	January 2025	January 2026	SOFR (1) + 3.60%	53,413	53,413
Mortgage loan (6)	Park Hyatt Beaver Creek Resort & Spa	February 2025	February 2027	SOFR (1) + 2.86%	70,500	70,500
Mortgage loan (7)	The Notary Hotel	June 2025	June 2025	SOFR (1) + 2.66%	293,180	293,180
	The Clancy
	Sofitel Chicago Magnificent Mile
	Marriott Seattle Waterfront
Mortgage loan (8)(9)	The Ritz-Carlton St. Thomas	August 2025	August 2026	SOFR (1) + 4.35%	—	42,500
Mortgage loan (9)(10)	Pier House Resort & Spa	September 2025	September 2026	SOFR (1) + 3.60%	—	80,000
Mortgage loan (11)	The Ritz-Carlton Reserve Dorado Beach	March 2026	March 2026	SOFR (1) + 4.75%	62,000	—
Convertible Senior Notes	Equity	June 2026	June 2026	4.50%	86,250	86,250
BAML Credit Facility (9)(12)	Bardessono Hotel & Spa	July 2026	July 2027	Base Rate (2) +1.25% to 2.00% or SOFR (1) + 2.35% to 3.10%	—	200,000
	Hotel Yountville
	The Ritz-Carlton Sarasota
Mortgage loan (9)	Bardessono Hotel & Spa	August 2026	August 2029	SOFR (1) + 3.24%	407,000	—
	Hotel Yountville
	The Ritz-Carlton Sarasota
	Pier House Resort & Spa
	The Ritz-Carlton St. Thomas
Mortgage loan (13)	Four Seasons Resort Scottsdale	December 2026	December 2028	SOFR (1) + 3.75%	140,000	140,000
Mortgage loan (14)	Capital Hilton	December 2026	December 2028	SOFR (1) + 3.75%	110,600	110,600
					1,222,943	1,173,043
Capitalized default interest and late charges, net					—	120
Deferred loan costs, net					(13,831)	(9,135)
Premiums/(discounts), net					(1,099)	(1,584)
Indebtedness, net					$1,208,013	$1,162,444
__________________
(1)SOFR rates were 4.85% and 5.35% at September 30, 2024 and December 31, 2023, respectively.

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
(4)On February 5, 2024, we amended this mortgage loan. Terms of the amendment included extending the maturity date by six months from February 2024 to August 2024, and converting the interest rate from a variable rate of SOFR + 1.70% to a fixed rate of 9.00%. This mortgage loan was secured by the Hilton La Jolla Torrey Pines. On July 17, 2024, we sold this property for $165.0 million and repaid the mortgage loan.
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
(9)On August 7, 2024, we refinanced this mortgage loan and credit facility into a new $407.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 3.24%, has a two-year initial term, and has three one-year extension options, subject to satisfaction of certain conditions. Braemar holds a tranche of Commercial Mortgage-Backed Securities (“CMBS”) that has a par value of $42.2 million and a rate of SOFR + 5.20%.
(10)On January 3, 2024, we amended this mortgage loan. Terms of the amendment included extending the current maturity date one year to September 2025, and the variable rate increased from SOFR + 1.95% to SOFR + 3.60%. This mortgage loan has one one-year extension option, subject to satisfaction of certain conditions.
(11)On March 7, 2024, we entered into a new $62.0 million mortgage loan. The new mortgage loan is interest only and bears interest at a rate of SOFR + 4.75%.
(12)This secured credit facility has one one-year extension option, subject to satisfaction of certain conditions.
(13)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 1.00%.
(14)This mortgage loan has two one-year extension options, subject to satisfaction of certain conditions. This mortgage loan has a SOFR floor of 2.00%.
(15)The final maturity date assumes all available extension options will be exercised.
On January 18, 2023, the Company repaid its $54.0 million mortgage loan secured by The Ritz-Carlton Reserve Dorado Beach, which resulted in a gain on extinguishment of debt of $2.3 million for the year ended December 31, 2023. The gain was primarily attributable to the premium that was recorded upon the assumption of the mortgage loan when the hotel was acquired.
On July 17, 2024, the Company sold the Hilton La Jolla Torrey Pines for $165 million in cash, subject to customary pro-rations and adjustments. Additionally, the Company repaid the $66.6 million mortgage loan secured by the hotel property.
On August 7, 2024, the Company closed on a refinancing involving five hotels. The new mortgage loan totals $407 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions, taking the final maturity to 2029. The loan is interest only and provides for a floating interest rate of SOFR + 3.24%. The loan is secured by five hotels: Pier House Resort & Spa, Bardessono Hotel & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas. The new loan refinanced the $80.0 million loan secured by the Pier House Resort & Spa which had an interest rate of SOFR + 3.60% and had a final maturity date in September 2026, the $42.5 million loan secured by The Ritz-Carlton St. Thomas which had an interest rate of SOFR + 4.35% and had a final maturity date in August 2026, and the $200.0 million secured credit facility secured by The Ritz-Carlton Sarasota, Hotel Yountville, and Bardessono Hotel & Spa which had an interest rate of SOFR + 3.10% and had a final maturity date in July 2027.
Convertible Senior Notes
In May 2021, the Company issued $86.25 million aggregate principal amount of 4.50% Convertible Senior Notes due June 2026 (the “Convertible Senior Notes”). The net proceeds from this offering of the Convertible Senior Notes were approximately $82.8 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Senior Notes are governed by an indenture between the Company and U.S. Bank National Association, as trustee. The Convertible Senior Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The Convertible Senior Notes will mature on June 1, 2026. For the three and nine months ended September 30, 2024, the Company recorded coupon interest expense of $970,000 and $2.9 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded coupon interest expense of $970,000 and $2.9 million, respectively.
For the three and nine months ended September 30, 2024, the Company recorded discount amortization of $157,000 and $463,000, respectively, related to the initial purchase discount, with the remaining discount balance to be amortized through

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
June 2026. For the three and nine months ended September 30, 2023, the Company recorded discount amortization of $148,000 and $438,000, respectively.
The Convertible Senior Notes are convertible at any time prior to the close of business on the business day immediately preceding the maturity date for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the election of the Company, based on an initial conversion rate of 157.7909 shares of the Company’s common stock per $1,000 principal amount of notes (equivalent to a conversion price of approximately $6.34 per share of common stock), subject to adjustment of the conversion rate under certain circumstances. As of September 30, 2024, the conversion rate is 182.1014. In addition, following the occurrence of certain corporate events, if the Company provides notice of redemption or if it exercises its option to convert the Convertible Senior Notes, the Company will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Senior Notes in connection with such corporate event, such notice of redemption, or such issuer conversion option, as the case may be.
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
If we violate covenants in any debt agreement, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. The assets of certain of our subsidiaries are pledged under non-recourse indebtedness and are not available to satisfy the debts and other obligations of the consolidated group. As of September 30, 2024, we were in compliance with all covenants.
8. Note Receivable
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
Pursuant to the Agreement, the Blackwells Parties have agreed to withdraw (i) the notice delivered to the Company on March 10, 2024 purporting to nominate four director candidates to the Company’s board of directors (the “Board”) and make certain other proposals and (ii) the definitive proxy statement filed with the SEC on April 3, 2024 to solicit proxies from stockholders of the Company to vote in favor of the Blackwells Parties’ director nominees and proposals. In connection therewith, the Blackwells Parties will cease to take any further action with respect to the Company’s 2024 Annual Meeting of Stockholders, except as otherwise provided for in the Agreement.
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
The Agreement also provides for the voluntary dismissal, with prejudice, of the consolidated action previously pending in the U.S. District Court for the Northern District of Texas to which the Company, Blackwells Capital LLC and certain of their respective related parties were parties (the “Consolidated Litigation”). Pursuant to the Agreement, the Consolidated Litigation was voluntarily dismissed, with prejudice, on July 3, 2024. The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable attorneys’ fees and expenses incurred in connection with the Consolidated Litigation and related matters.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Additionally, pursuant to the Agreement, the Board was required to take steps to identify and select one additional individual to be appointed to the Board as an independent director (the “Additional Board Member”). The Board was required to promptly notify Blackwells Capital LLC of its selection of the Additional Board Member and to consider any input Blackwells Capital LLC may have with respect to the Additional Board Member. In accordance with the Cooperation Agreement, on October 4, 2024, the Board increased the number of directors of the Company from eight to nine and appointed Mr. Jay H. Shah as the Additional Board Member to serve until the Company’s next annual meeting of stockholders and until his successor is duly elected and qualified.
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
As of September 30, 2024, the Company has advanced approximately $5.8 million that has been used to purchase approximately 2.5 million shares of Braemar common stock.
Note receivable is summarized in the table below (dollars in thousands):

Line Item	Interest Rate	September 30, 2024	December 31, 2023
Note receivable	SOFR + 3.00%	$5,855	$—
We recognized interest income as presented in the table below (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Line Item	2024	2024
Interest income	$67	$67
We review receivables for impairment each reporting period. Under the model, the Company estimates credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument and is required to record a credit loss expense (or reversal) in each reporting period. Our assessment of impairment is based on considerable management judgment and assumptions. No impairment charges were recorded for the three and nine months ended September 30, 2024.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes the interest rate derivatives we entered into over the applicable periods:

	Nine Months Ended September 30,
Interest rate caps:(1)	2024	2023
Notional amount (in thousands)	$824,680	$576,180
Strike rate low end of range	3.50%	3.50%
Strike rate high end of range	8.00%	5.25%
Effective date range	January 2024 - August 2024	January 2023 - September 2023
Termination date range	January 2025 - August 2026	October 2023 - October 2024
Total cost of interest rate caps (in thousands)	$1,344	$3,981
_______________
(1)    No instruments were designated as cash flow hedges.
Interest rate derivatives consisted of the following:

Interest rate caps: (1)	September 30, 2024	December 31, 2023
Notional amount (in thousands)	$1,155,280	$778,280
Strike rate low end of range	3.50%	2.00%
Strike rate high end of range	8.00%	5.25%
Termination date range	October 2024 - August 2026	June 2024- January 2025
Aggregate principal balance on corresponding mortgage loans (in thousands)	$1,074,693	$777,693
_______________
(1)No instruments were designated as cash flow hedges.
Warrants—On August 5, 2021, as part of the consideration paid to acquire the Cameo Beverly Hills (formerly known as the Mr. C Beverly Hills Hotel) and five adjacent luxury residences, the Company issued 500,000 warrants for the purchase of Braemar common stock with a $6.00 strike price on or after August 5, 2021 until August 5, 2024. The warrants expired worthless on August 5, 2024.
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
When a majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. However, when the valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and our counterparties, which we consider significant (10% or more) to the overall valuation of our derivatives, the derivative valuations in their entirety are classified in Level 3 of the fair value hierarchy. Transfers of inputs between levels

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
are determined at the end of each reporting period. In determining the fair values of our derivatives at September 30, 2024, the SOFR interest rate forward curve (Level 2 inputs) assumed a downtrend from 4.846% to 3.013% for the remaining term of our derivatives. Credit spreads (Level 3 inputs) used in determining the fair values derivatives assumed an uptrend in nonperformance risk for us and all of our counterparties through the maturity dates.
Investment in securities includes mortgage-backed securities. These securities are classified as available for sale and are generally reported at fair value utilizing Level 2 inputs where the Company obtains fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents our assets and liabilities measured at fair value on a recurring basis aggregated by the level within which measurements fall in the fair value hierarchy (in thousands):

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2024
Assets
Investment in securities	$—	$41,493	$—	$41,493
Derivative assets:
Interest rate derivatives - caps	$—	$480	$—	$480	(1)
Total	$—	$41,973	$—	$41,973
Liabilities
Derivative liabilities:
Warrants	$—	$—	$—	$—	(2)
Net	$—	$41,973	$—	$41,973

	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023
Assets
Derivative assets:
Interest rate derivatives - caps	$—	$2,847	$—	$2,847	(1)
	$—	$2,847	$—	$2,847
Liabilities
Derivative liabilities:
Warrants	$—	$(12)	$—	$(12)	(2)
Net	$—	$2,835	$—	$2,835
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

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Assets
Derivative assets:
Interest rate derivatives - caps	$(735)		$69	(1)	$511		$645
Total	$(735)		$69		$511		$645
Liabilities
Derivative liabilities:
Warrants	$—		$154		$12		$273
Net	$(735)		$223		$523		$918

Total combined
Interest rate derivatives - caps	$(1,746)		$(1,944)		$(3,710)		$(5,517)
Warrants	—		154		12		273
Unrealized gain (loss) on derivatives	$(1,746)	(1)	$(1,790)	(1)	$(3,698)	(1)	$(5,244)	(1)
Realized gain (loss) on interest rate caps	1,011	(1) (2)	2,013	(1) (2)	4,221	(1) (2)	6,162	(1) (2)
Net	$(735)		$223		$523		$918
________
(1)Reported in “realized and unrealized gain (loss) on derivatives” in our condensed consolidated statements of operations.
(2)Represents settled and unsettled payments from counterparties on interest rate caps.
The unrealized gain (loss) on investment in securities that was recognized as a change in other comprehensive income (loss) was $(786,000) for both the three and nine months ended September 30, 2024.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying amounts and estimated fair values of financial instruments were as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets measured at fair value:
Investment in securities	$41,493	$41,493	$—	$—
Derivative assets	480	480	2,847	2,847
Financial liabilities measured at fair value:
Derivative liabilities	$—	$—	$12	$12
Financial assets not measured at fair value:
Cash and cash equivalents	$168,675	$168,675	$85,599	$85,599
Restricted cash	48,461	48,461	80,904	80,904
Accounts receivable, net	32,479	32,479	39,199	39,199
Note receivable	5,855	5,855	—	—
Due from third-party hotel managers	19,855	19,855	17,739	17,739
Financial liabilities not measured at fair value:
Indebtedness	$1,221,844	$1,185,109	$1,171,459	$1,124,377
Accounts payable and accrued expenses	144,868	144,868	149,867	149,867
Dividends and distributions payable	9,271	9,271	9,158	9,158
Due to Ashford Inc.	5,489	5,489	1,471	1,471
Due to related parties, net	16	16	603	603
Due to third-party hotel managers	1,509	1,509	1,608	1,608
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
Investment in securities. See note 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Note receivable. The carrying amount of note receivable approximates its fair value. We estimate the fair value of the note receivable to approximate the carrying value of $5.9 million at September 30, 2024. This is considered a Level 2 valuation technique.
Derivative assets and derivative liabilities. See notes 9 and 10 for a complete description of the methodology and assumptions utilized in determining fair values.
Indebtedness, net. Fair value of indebtedness is determined using future cash flows discounted at current replacement rates for these instruments. Cash flows are determined using a forward interest rate yield curve. The current replacement rates are determined by using the U.S. Treasury yield curve or the index to which these financial instruments are tied, and adjusted for the credit spreads. Credit spreads take into consideration general market conditions, maturity and collateral. We estimated the fair value of the total indebtedness to be approximately 97.0% of the carrying value of $1.2 billion at September 30, 2024, and approximately 96.0% of the carrying value of $1.2 billion at December 31, 2023. These fair value estimates are considered a Level 2 valuation technique.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
12. Income (Loss) Per Share
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to common stockholders - basic and diluted:
Net income (loss) attributable to the Company	$12,596	$(22,030)	$16,960	$(7,842)
Less: dividends on preferred stock	(9,857)	(10,582)	(30,593)	(31,809)
Less: deemed dividends on preferred stock	(4,151)	(516)	(6,175)	(3,271)
Less: dividends on common stock	(3,326)	(3,291)	(9,977)	(9,871)
Less: dividends on unvested performance stock units	(22)	(36)	(63)	(108)
Less: dividends on unvested restricted shares	—	(8)	—	(25)
Undistributed net income (loss) allocated to common stockholders	(4,760)	(36,463)	(29,848)	(52,926)
Add back: dividends on common stock	3,326	3,291	9,977	9,871
Distributed and undistributed net income (loss) - basic and diluted	$(1,434)	$(33,172)	$(19,871)	$(43,055)

Weighted average common shares outstanding:
Weighted average common shares outstanding – basic and diluted	66,522	65,825	66,493	68,010

Income (loss) per share - basic and diluted:
Net income (loss) allocated to common stockholders per share	$(0.02)	$(0.50)	$(0.30)	$(0.63)
Due to their anti-dilutive effect, the computation of diluted income (loss) per share does not reflect the adjustments for the following items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) allocated to common stockholders is not adjusted for:
Income (loss) allocated to unvested restricted shares	$—	$8	$—	$25
Income (loss) allocated to unvested performance stock units	22	36	64	108
Income (loss) attributable to redeemable noncontrolling interests in operating partnership	(124)	(2,354)	(1,747)	(3,018)
Dividends on preferred stock - Series B	1,059	1,058	3,175	3,174
Interest expense on Convertible Senior Notes	1,127	1,118	3,374	3,349
Dividends on preferred stock - Series E (inclusive of deemed dividends)	11,288	7,959	28,285	25,851
Dividends on preferred stock - Series M (inclusive of deemed dividends)	836	1,256	2,833	3,580
Total	$14,208	$9,081	$35,984	$33,069
Weighted average diluted shares are not adjusted for:
Effect of unvested performance stock units	50	398	34	364
Effect of assumed conversion of operating partnership units	6,558	5,258	6,275	5,470
Effect of assumed conversion of preferred stock - Series B	4,116	4,116	4,116	4,116
Effect of assumed conversion of Convertible Senior Notes	15,706	13,609	14,927	13,609
Effect of assumed conversion of preferred stock - Series E	117,946	145,416	160,729	116,124
Effect of assumed conversion of preferred stock - Series M	12,241	16,979	17,226	13,623
Total	156,617	185,776	203,307	153,306
13. Redeemable Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests in the operating partnership represent the limited partners’ proportionate share of equity and their allocable share of equity in earnings/losses of Braemar OP, which is an allocation of net income/loss attributable to the common unitholders based on the weighted average ownership percentage of these limited partners’ common units of limited partnership interest in the operating partnership (the “common units”) and units issued under our Long-Term Incentive Plan (the “LTIP units”) that are vested. Each common unit may be redeemed, by the holder, for either cash or, at our sole discretion, up to one share of our REIT common stock, which is either: (i) issued pursuant to an effective registration

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
statement; (ii) included in an effective registration statement providing for the resale of such common stock; or (iii) issued subject to a registration rights agreement.
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
As of September 30, 2024, there were approximately 1.5 million unvested Performance LTIP units, representing 200% of the target, outstanding.
In May 2024, approximately 45,000 LTIP units were issued to independent directors, with a fair value of approximately $126,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2024.
As of September 30, 2024, we have issued a total of approximately 3.0 million LTIP and Performance LTIP units, net of Performance LTIP cancellations. All LTIP and Performance LTIP units, other than approximately 659,000 LTIP units and 353,000 Performance LTIP units issued from March 2015 to May 2024, had reached full economic parity with, and are convertible into, common units.
The following table presents the redeemable noncontrolling interests in Braemar OP (in thousands) and the corresponding approximate ownership percentage of our operating partnership:

	September 30, 2024	December 31, 2023
Redeemable noncontrolling interests in Braemar OP (in thousands)	$31,336	$32,395
Adjustments to redeemable noncontrolling interests (1) (in thousands)	$176	$66
Ownership percentage of operating partnership	8.05%	6.63%
____________________________________
(1)    Reflects the excess of the redemption value over the accumulated historical cost.
We allocated net (income) loss to the redeemable noncontrolling interests as illustrated in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	$124	$2,354	$1,747	$3,018
Distributions declared to holders of common units, LTIP units and Performance LTIP units	$369	$361	$1,103	$1,083

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the common units redeemed for cash (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Units redeemed	—	—	—	1,456
Cash value of common units redeemed	$—	$—	$—	$7,162	(1)
____________________________________
(1)    Includes Mr. Monty J. Bennett’s 1.4 million common units redeemed for cash of approximately $7.0 million during February 2023.
14. Equity and Stock-Based Compensation
Common Stock Dividends—The following table summarizes the common stock dividends declared during the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock dividends declared	$3,348	$3,335	$10,040	$10,004
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
In May 2024, approximately 45,000 shares of common stock were issued to independent directors with a fair value of approximately $126,000, which vested immediately upon grant and have been expensed during the nine months ended September 30, 2024.
8.25% Series D Cumulative Preferred Stock—The Series D Preferred Stock dividend for all issued and outstanding shares is set at $2.0625 per annum per share.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series D Cumulative Preferred Stock	$825	$825	$2,475	$2,475
Stock Repurchases—On May 3, 2024, the board of directors approved a new share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. As of September 30, 2024, the Company has not repurchased any common stock pursuant to this program.

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
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series B Convertible Preferred Stock	$1,059	$1,058	$3,175	$3,174
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
The redemption value adjustment of Series E Preferred Stock is summarized below (in thousands):

	September 30, 2024	December 31, 2023
Series E Preferred Stock	$355,178	$377,035
Cumulative adjustments to Series E Preferred Stock (1)	$19,315	$13,337
________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series E Preferred Stock	$7,137	$7,710	$22,307	$23,230
The redemption activities of Series E Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series E Preferred Stock shares redeemed	1,036	111	1,275	143
Redemption amount, net of redemption fees	$24,629	$2,589	$30,281	$3,378
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
The redemption value adjustment of Series M Preferred stock is summarized below (in thousands):

	September 30, 2024	December 31, 2023
Series M Preferred Stock	$39,907	$45,623
Cumulative adjustments to Series M Preferred Stock (1)	$1,794	$1,597
__________________
(1)    Reflects the excess of the redemption value over the accumulated carrying value.

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes dividends declared (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series M Preferred Stock	$836	$989	$2,636	$2,930
The redemption activities of Series M Preferred Stock is summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series M Preferred Stock shares redeemed	28	51	241	56
Redemption amount, net of redemption fees	$696	$1,268	$6,018	$1,383
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
The following table summarizes the advisory services fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Advisory services fee
Base advisory fee	$3,505	$3,393	$10,168	$10,700
Reimbursable expenses (1)	3,231	2,028	8,457	6,092
Equity-based compensation (2)	427	1,599	2,418	6,391
Incentive fee	1,464	—	2,112	—
Total	$8,627	$7,020	$23,155	$23,183
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
Lismore
We engage Lismore or its subsidiaries to provide debt placement services and assist with loan modifications or refinancings on our behalf and brokerage services. For the three and nine months ended September 30, 2024, we incurred fees of $1.8 million and $2.9 million, respectively. We incurred fees from Lismore or its subsidiaries of $1.3 million and $1.5 million for the three and nine months ended September 30, 2023.
Ashford Securities
On December 31, 2020, an Amended and Restated Contribution Agreement (the “Amended and Restated Contribution Agreement”) was entered into by Ashford Inc., Ashford Trust and Braemar (collectively, the “Parties” and each individually, a “Party”) with respect to funding certain expenses of Ashford Securities LLC, a subsidiary of Ashford Inc. (“Ashford Securities”). Beginning on the effective date of the Amended and Restated Contribution Agreement, costs were allocated based upon an allocation percentage of 50% to Ashford Inc., 50% to Braemar and 0% to Ashford Trust. Upon reaching the earlier of $400 million in aggregate capital raised, or June 10, 2023, there was to be a true-up (the “Amended and Restated True-Up Date”) among Ashford Inc., Ashford Trust and Braemar whereby the actual amount contributed by each company was based on the actual amount of capital raised by Ashford Inc., Ashford Trust and Braemar, respectively, through Ashford Securities (the resulting ratio of contributions among the Parties, the “Initial True-up Ratio”). On January 27, 2022, Ashford Trust, Braemar and Ashford Inc. entered into a Second Amended and Restated Contribution Agreement which provided for an additional $18 million in expenses to be reimbursed, with all expenses allocated 45% to Ashford Trust, 45% to Braemar and 10% to Ashford Inc.
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
Effective January 1, 2024, Braemar entered into a Fourth Amended and Restated Contribution Agreement with Ashford Inc. and Ashford Trust, which states that, notwithstanding anything in the prior contribution agreements: (1) the Parties equally

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
split responsibility for all aggregate contributions made by them to Ashford Securities through September 30, 2021; and (2) thereafter, their contributions for each quarter will be based on the ratio of the amounts raised by each Party through Ashford Securities in the prior quarter compared to the total aggregate amount raised by the Parties through Ashford Securities for the prior quarter. To the extent contributions made by any of the Parties through December 31, 2023 differed from the amounts owed pursuant to the foregoing, the Parties shall make true up payments to each other to settle the difference. During the first quarter of 2024, the funding requirement was revised based on the aggregate capital raised through Ashford Securities. This resulted in Braemar receiving a payment of approximately $5.9 million from Ashford Inc., which resulted in a credit to expense of approximately $5.6 million that is included in “corporate general and administrative” on the condensed consolidated statements of operations for the nine months ended September 30, 2024.
As of September 30, 2024, Braemar has funded approximately $12.9 million and has a pre-funded balance of $1.9 million that is included in “other assets” on the condensed consolidated balance sheet.
As of December 31, 2023, Braemar had funded approximately $20.9 million and had a pre-funded balance of approximately $693,000 included in “other assets” and a receivable of approximately $3.5 million included in “due to Ashford Inc., net” on the consolidated balance sheet. During the first quarter of 2024, there was also a true-up of the capital contributions in accordance with the Third Amended and Restated Contribution Agreement made through December 31, 2023, which resulted in a payment of $3.5 million from Ashford Inc.
The table below summarizes the amount Braemar has expensed related to reimbursed operating expenses of Ashford Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Corporate, general and administrative	$—	$921	$(5,624)	$3,140
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
Hotel Management Services
At September 30, 2024, Remington Hospitality managed four of our 15 hotel properties.
We pay monthly hotel management fees equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, as well as annual incentive management fees, if certain operational criteria were met, and other general and administrative expense reimbursements primarily related to accounting services.
17. Commitments and Contingencies
Restricted Cash—Under certain management and debt agreements for our hotel properties existing at September 30, 2024, escrow payments are required for insurance, real estate taxes and debt service. In addition, for certain properties based on the terms of the underlying debt and management agreements, we escrow 3% to 5% of gross revenues for capital improvements.
Franchise Fees—We currently have one hotel property that operates under a franchise agreement with a 25-year term. The term begins upon the completion of conversion of the Cameo Beverly Hills. Under the terms of the agreement, we will pay (i) 3% of gross rooms revenue for the preceding calendar month during the first three years of the agreement; (ii) 4% of gross

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
rooms revenue for the preceding calendar month during year four; and (iii) 5% of the gross rooms revenue for the preceding calendar month for the remainder of the term. As of September 30, 2024, we are currently paying 3% of gross revenues.
The table below summarizes the franchise fees incurred (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Line Item	2024	2023	2024	2023
Other hotel expenses	$84	$—	$258	$—
Management Fees—Under hotel management agreements for our hotel properties existing at September 30, 2024, we pay a monthly hotel management fee equal to the greater of approximately $17,000 per hotel (increased annually based on consumer price index adjustments) or 3% of gross revenues, or in some cases, 3.0% to 5.0% of gross revenues, as well as annual incentive management fees, if applicable. These management agreements expire from November 2029 through December 2065, with renewal options. If we terminate a management agreement prior to its expiration, we may be liable for estimated management fees through the remaining term, liquidated damages or, in certain circumstances, we may substitute a new management agreement.
Income Taxes—We and our subsidiaries file income tax returns in the federal jurisdiction and various states. Tax years 2019 through 2023 remain subject to potential examination by certain federal and state taxing authorities.
Litigation—On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt-out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. The Court has ordered the parties to complete a second mediation no later than January 31, 2025. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2024, no amounts have been accrued.
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
On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, to which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $371,000, which has been accrued as of September 30, 2024.
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

BRAEMAR HOTELS & RESORTS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint, which is currently pending before the Court.
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
18. Segment Reporting
We operate in one business segment within the hotel lodging industry: direct hotel investments. Direct hotel investments refers to owning hotel properties through either acquisition or new development. We report operating results of direct hotel investments on an aggregate basis as substantially all of our hotel investments have similar economic characteristics and exhibit similar long-term financial performance. As of September 30, 2024 and December 31, 2023, all of our hotel properties were in the U.S. and its territories.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Quarterly Report on Form 10-Q, unless the context otherwise indicates, the references to “we,” “us,” “our,” the “Company” or “Braemar” refer to Braemar Hotels & Resorts Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Braemar Hospitality Limited Partnership, a Delaware limited partnership, which we refer to as “our operating partnership” or “Braemar OP.” “Our TRSs” refers to our taxable REIT subsidiaries, including Braemar TRS Corporation, a Delaware corporation, which we refer to as “Braemar TRS,” and its subsidiaries, together with the two taxable REIT subsidiaries that lease our one hotel held in a consolidated joint venture and is wholly owned by the joint venture and the U.S. Virgin Islands’ (“USVI”) taxable REIT subsidiary that owns The Ritz-Carlton St. Thomas hotel. “Ashford Trust” refers to Ashford Hospitality Trust, Inc., a Maryland corporation, and, as the context may require, its consolidated subsidiaries, including Ashford Hospitality Limited Partnership, a Delaware limited partnership and Ashford Trust’s operating partnership, which we refer to as “Ashford Trust OP.” “Ashford Inc.” refers to Ashford Inc., a Nevada corporation and, as the context may require, its consolidated subsidiaries. “Ashford LLC” or our “Advisor” refers to Ashford Hospitality Advisors LLC, a Delaware limited liability company and a subsidiary of Ashford Inc. “Premier” refers to Premier Project Management LLC, a Maryland limited liability company and a subsidiary of Ashford LLC. “Remington Hospitality” refers to the same entity after the acquisition was completed resulting in Remington Lodging & Hospitality, LLC becoming a subsidiary of Ashford Inc.
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
We operate in the direct hotel investment segment of the hotel lodging industry. As of September 30, 2024, we owned interests in 15 hotel properties in seven states, the District of Columbia, Puerto Rico and St. Thomas, U.S. Virgin Islands with 3,807 total rooms, or 3,667 net rooms, excluding those attributable to our joint venture partner. The hotel properties in our current portfolio are predominantly located in U.S. urban markets and resort locations with favorable growth characteristics resulting from multiple demand generators. We own 14 of our hotel properties directly, and the remaining one hotel property, through an investment in a majority-owned consolidated entity.
We are advised by Ashford LLC through an advisory agreement. All of the hotel properties in our portfolio are currently asset-managed by Ashford LLC. We do not have any employees. All of the services that might be provided by employees are provided to us by Ashford LLC.
We do not operate any of our hotel properties directly; instead, we contractually engage hotel management companies to operate them for us under management contracts. As of September 30, 2024, Remington Hospitality, a subsidiary of Ashford Inc., managed four of our 15 hotel properties. Third-party management companies managed the remaining hotel properties.
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
Mr. Monty J. Bennett, chairman and chief executive officer of Ashford Inc. and, together with Mr. Archie Bennett, Jr. (the “Bennetts”), as of September 30, 2024, hold a controlling interest in Ashford Inc. The Bennetts owned approximately 809,937 shares of Ashford Inc. common stock, which represented an approximate 38.4% ownership interest in Ashford Inc., and owned 18,758,600 shares of Ashford Inc. Series D Convertible Preferred Stock, which, along with all unpaid accrued and accumulated dividends thereon, was convertible (at a conversion price of $117.50 per share) into an additional approximate 4,316,632 shares of Ashford Inc. common stock, which if converted as of September 30, 2024, would have increased the Bennetts’ ownership interest in Ashford Inc. to 79.8%. The 18,758,600 shares of Series D Convertible Preferred Stock owned by Mr. Monty J. Bennett and Mr. Archie Bennett, Jr. include 360,000 shares owned by trusts.
As of September 30, 2024, Mr. Monty J. Bennett, chairman of our board of directors, and his father, Mr. Archie Bennett, Jr., together owned approximately 3,116,271 shares of our common stock (including common units, long-term incentive plan (“LTIP”) units and performance LTIP units), which represented an approximate 4.2% ownership in the Company.
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
The Agreement also provides for the voluntary dismissal, with prejudice, of the consolidated action previously pending in the U.S. District Court for the Northern District of Texas to which the Company, Blackwells Capital LLC and certain of their respective related parties are parties (the “Consolidated Litigation”). Pursuant to the Agreement, the Consolidated Litigation was voluntarily dismissed, with prejudice, on July 3, 2024. The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable attorneys’ fees and expenses incurred in connection with the Consolidated Litigation and related matters.
Additionally, pursuant to the Agreement, the Board was required to take steps to identify and select one additional individual to be appointed to the Board as an independent director (the “Additional Board Member”). The Board was required to promptly notify Blackwells Capital LLC of its selection of the Additional Board Member and to consider any input Blackwells Capital LLC may have with respect to the Additional Board Member. In accordance with the Cooperation Agreement, on October 4, 2024, the Board increased the number of directors of the Company from eight to nine and appointed Mr. Jay H. Shah as the Additional Board Member to serve until the Company’s next annual meeting of stockholders and until his successor is duly elected and qualified.

The Agreement contains various other obligations and provisions applicable to the Company Group and the Blackwells Parties, including a mutual release of claims and mutual non-disparagement.
Concurrently and in connection with the Agreement, certain of the parties thereto have also entered into a Share Ownership Agreement (the “Share Ownership Agreement”) and a Loan Agreement (the “Loan Agreement”), pursuant to which agreements the Company will provide to BW Coinvest I, LLC (“Borrower”) an unsecured loan (the “Loan”). The proceeds from the Loan will be used to reimburse Borrower for 70% of the amount expended by Borrower to purchase on the open market a total of 3,500,000 shares of the Company’s common stock (the “Purchased Shares”) within six months of the date of Loan Agreement, at a price per Purchased Share not to exceed $10 and subject to the other limitations set forth therein. The Loan has a term of five years (the “Term”), is guaranteed by Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, and Blackwells Asset Management LLC and shall bear payment-in-kind interest during the Term at a rate equal to the sum of (a) Term SOFR (as defined in the Loan Agreement) and (b) 3.00% (three hundred basis points) per annum. The Company has agreed to reimburse Blackwells Capital LLC, in an amount agreed upon by the parties, for the Blackwells Parties’ reasonable due diligence expenses incurred on or prior to the date of the Share Ownership Agreement. As of November 6, 2024, the Company has loaned approximately $7.0 million that has been used to purchase approximately 3.0 million shares of Braemar common stock.
On July 17, 2024, we sold the Hilton La Jolla Torrey Pines pursuant to an Agreement of Purchase and Sale, entered into effective May 6, 2024, for $165 million in cash, subject to customary pro-rations and adjustments. The Company owned an indirect 75% equity interest in the hotel property. Additionally, the Company repaid the $66.6 million mortgage loan secured by the hotel property.
On August 7, 2024, the Company closed on a refinancing involving five hotels. The new loan totals $407 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions, taking the final maturity to 2029. The loan is interest only and provides for a floating interest rate of SOFR + 3.24%. As part of this financing, the Company acquired a tranche of CMBS with a par value of $42.2 million and a rate of SOFR + 5.20%. The loan is secured by five hotels: Pier House Resort & Spa, Bardessono Hotel & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas. The new loan refinanced the $80.0 million loan secured by the Pier House Resort & Spa which had an interest rate of SOFR + 3.60% and had a final maturity date in September 2026, the $42.5 million loan secured by The Ritz-Carlton St. Thomas which had an interest rate of SOFR + 4.35% and had a final maturity date in August 2026, and the $200.0 million secured credit facility secured by The Ritz-Carlton Sarasota, Hotel Yountville, and Bardessono Hotel & Spa which had an interest rate of SOFR + 3.10% and had a final maturity date in July 2027.
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
The Company has a mortgage loan maturing in June 2025 with an outstanding principal balance of approximately $293 million (the “Loan”) secured by four hotel properties: The Notary Hotel; The Clancy; Sofitel Chicago Magnificent Mile; and Marriott Seattle Waterfront (the “Hotel Properties”). On August 8, 2024, the parties to the Advisory Agreement entered into a Limited Waiver Under Advisory Agreement (the “Waiver Agreement”) that provides, among other things, as follows:
(i) From August 8, 2024 until the earlier of (a) November 15, 2025 and (b) the refinancing of the Loan (the “Loan Outside Date”), the Advisor waives the operation of Section 12.4(a) of the Advisory Agreement that would permit the Advisor to terminate the Advisory Agreement occurring solely as a result from the sale or disposition of one or more of the Hotel Properties as a result of a mortgage foreclosure, deed-in-lieu of mortgage foreclosure, mezzanine loan foreclosure or an assignment in-lieu of a mezzanine loan foreclosure following the failure of the Company to pay, upon the maturity of the Loan, all amounts due and payable thereunder (the “Limited Waiver”);
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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table summarizes changes in key line items from our condensed consolidated statements of operations for three months ended September 30, 2024 and 2023 (in thousands except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$92,427	$100,738	$(8,311)	(8.3)%
Food and beverage	34,781	38,537	(3,756)	(9.7)
Other	21,190	20,526	664	3.2
Total revenue	148,398	159,801	(11,403)	(7.1)
Expenses
Hotel operating expenses:
Rooms	25,548	25,899	351	1.4
Food and beverage	31,998	32,750	752	2.3
Other expenses	51,300	52,725	1,425	2.7
Management fees	4,869	5,076	207	4.1
Total hotel operating expenses	113,715	116,450	2,735	2.3
Property taxes, insurance and other	9,985	10,471	486	4.6
Depreciation and amortization	25,078	22,703	(2,375)	(10.5)
Advisory services fee	8,627	7,020	(1,607)	(22.9)
Corporate general and administrative	8,874	2,506	(6,368)	(254.1)
Total expenses	166,279	159,150	(7,129)	(4.5)
Gain (loss) on disposition of assets and hotel property	88,210	—	88,210
Operating income (loss)	70,329	651	69,678	10,703.2
Equity in earnings (loss) of unconsolidated entity	(80)	(60)	(20)	(33.3)
Interest income	2,660	986	1,674	169.8
Other income (expense)	—	293	(293)	(100.0)
Interest expense and amortization of loan costs	(27,911)	(23,306)	(4,605)	(19.8)
Write-off of loan costs and exit fees	(5,292)	(2,588)	(2,704)	(104.5)
Realized and unrealized gain (loss) on derivatives	(735)	223	(958)	(429.6)
Income (loss) before income taxes	38,971	(23,801)	62,772	263.7
Income tax (expense) benefit	864	1,190	(326)	27.4
Net income (loss)	39,835	(22,611)	62,446	(276.2)
(Income) loss attributable to noncontrolling interest in consolidated entities	(27,363)	(1,773)	(25,590)	(1,443.3)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	124	2,354	(2,230)	(94.7)
Net income (loss) attributable to the Company	$12,596	$(22,030)	$34,626	157.2%

All hotel properties owned for the three months ended September 30, 2024 and 2023 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the three months ended September 30, 2024 and 2023. The hotel property listed below is not a comparable hotel property for the periods indicated and all other hotel properties are considered comparable hotel properties. The following disposition affects reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024
The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Occupancy	68.50%	68.37%
ADR (average daily rate)	$376.20	$379.97
RevPAR (revenue per available room)	$257.70	$259.78
Rooms revenue (in thousands)	$92,427	$100,738
Total hotel revenue (in thousands)	$148,398	$159,801
The following table illustrates the key performance indicators of the 15 hotel properties that were owned for the full three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Occupancy	68.22%	66.72%
ADR (average daily rate)	$378.80	$393.48
RevPAR (revenue per available room)	$258.41	$262.54
Rooms revenue (in thousands)	$91,053	$92,290
Total hotel revenue (in thousands)	$146,349	$146,114
Net Income (Loss) Attributable to the Company. Net income (loss) attributable to the Company changed $34.6 million, from a net loss of $22.0 million for the three months ended September 30, 2023 (the “2023 quarter”) to net income of $12.6 million for the three months ended September 30, 2024 (the “2024 quarter”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $8.3 million, or 8.3%, to $92.4 million during the 2024 quarter compared to the 2023 quarter. During the 2024 quarter, we experienced a 13 basis point increase in occupancy and a 1.0% decrease in room rates.

Fluctuations in rooms revenue between the 2024 quarter and the 2023 quarter are a result of the changes in occupancy and ADR between the 2024 quarter and the 2023 quarter as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (2)	$1,447	628	6.6%
Marriott Seattle Waterfront	770	375	2.7%
The Notary Hotel	961	798	2.0%
The Clancy	(1,371)	(949)	(4.2)%
Sofitel Chicago Magnificent Mile	1,302	396	11.2%
Pier House Resort & Spa	(770)	(472)	(11.2)%
The Ritz-Carlton St. Thomas (1)	(1,578)	(524)	(11.4)%
Park Hyatt Beaver Creek Resort & Spa	125	252	(0.9)%
Hotel Yountville	(647)	(701)	(7.9)%
The Ritz-Carlton Sarasota (2)	266	20	4.1%
Bardessono Hotel and Spa	(532)	(651)	(2.3)%
The Ritz-Carlton Lake Tahoe (1) (2)	838	927	(2.3)%
Cameo Beverly Hills	(284)	239	(13.7)%
The Ritz-Carlton Reserve Dorado Beach	(1,695)	(815)	(6.9)%
Four Seasons Resort Scottsdale	(69)	(40)	(0.9)%
Total	$(1,237)	150	(3.7)%
Non Comparable
Hilton La Jolla Torrey Pines	(7,074)	(3)	(6.4)%
________
(1)This hotel was under renovation during the 2024 quarter.
(2)This hotel was under renovation during the 2023 quarter.
Food and Beverage Revenue. Food and beverage revenue decreased $3.8 million, or 9.7%, to $34.8 million during the 2024 quarter compared to the 2023 quarter. This decrease is attributable to a decrease of $1.9 million at nine comparable hotel properties and a decrease of $3.2 million at the Hilton La Jolla Torrey Pines as a result of its sale on July 17, 2024. These decreases were partially offset by an aggregate increase of $1.3 million at The Ritz-Carlton St. Thomas, The Notary Hotel, Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, Pier House Resort & Spa and Hotel Yountville.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $664,000, or 3.2%, to $21.2 million during the 2024 quarter compared to the 2023 quarter. This increase is attributable to an aggregate increase in other hotel revenue of $2.6 million at 11 comparable hotel properties, partially offset by an aggregate decrease of $583,000 at The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton St. Thomas, Park Hyatt Beaver Creek Resort & Spa, and Pier House Resort & Spa, as well as a decrease of $1.4 million at Hilton La Jolla Torrey Pines.
Rooms Expense. Rooms expense decreased $351,000, or 1.4%, to $25.5 million in the 2024 quarter compared to the 2023 quarter. This decrease is primarily attributable to an aggregate decrease of $665,000 at five comparable hotel properties as well as a decrease of $1.1 million at Hilton La Jolla Torrey Pines, partially offset by an aggregate increase of $1.4 million at The Ritz-Carlton Lake Tahoe, Capital Hilton, Marriott Seattle Waterfront, The Notary Hotel, Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa, The Ritz-Carlton St. Thomas, Cameo Beverly Hills, Four Seasons Resort Scottsdale, and Pier House Resort & Spa.
Food and Beverage Expense. Food and beverage expense decreased $752,000, or 2.3%, to $32.0 million during the 2024 quarter compared to the 2023 quarter. This decrease is attributable to an aggregate decrease of $306,000 at six comparable hotel properties as well as a decrease of $1.7 million at Hilton La Jolla Torrey Pines, partially offset by an aggregate increase of $1.2 million at the Marriott Seattle Waterfront, The Ritz-Carlton St. Thomas, Capital Hilton, The Ritz-Carlton Sarasota, Sofitel Chicago Magnificent Mile, Park Hyatt Beaver Creek Resort & Spa, The Notary Hotel, The Clancy, and Pier House Resort & Spa.
Other Operating Expenses. Other operating expenses decreased $1.4 million, or 2.7%, to $51.3 million in the 2024 quarter compared to the 2023 quarter. Hotel operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.

We experienced an increase of $219,000 in direct expenses and a decrease of $1.6 million in indirect expenses and incentive management fees in the 2024 quarter as compared to the 2023 quarter. Direct expenses were 4.9% of total hotel revenue in the 2024 quarter and 4.4% in the 2023 quarter.
The decrease in indirect expenses comprises decreases in: (i) general and administrative costs of $540,000 comprising an aggregate increase of $71,000 at our 15 comparable hotel properties and a decrease of $611,000 at the one disposed hotel property; (ii) repairs and maintenance of $109,000 comprising an aggregate increase of $147,000 at our 15 comparable hotel properties and a decrease of $256,000 at the one disposed hotel property; (iii) lease expense of $903,000 comprising an aggregate increase of $60,000 at our 15 comparable hotel properties and a decrease of $963,000 at the one disposed hotel property; (iv) incentive management fees of $252,000 comprising an aggregate decrease of $140,000 at our 15 comparable hotel properties and a decrease of $112,000 at the one disposed hotel property; and (v) energy costs of $293,000 comprising an aggregate increase of $185,000 at our 15 comparable hotel properties and a decrease of $478,000 at the one disposed hotel property. The decreases were partially offset by an increase in marketing costs of $448,000 comprising an aggregate increase of $1.0 million at our 15 comparable hotel properties and a decrease of $600,000 at the one disposed hotel property.
Management Fees. Base management fees decreased $207,000, or 4.1%, to $4.9 million in the 2024 quarter compared to the 2023 quarter. Base management fees decreased by $249,000 at seven comparable hotel properties and by $349,000 at the one disposed hotel property. These decreases were partially offset by an aggregate increase of $391,000 at The Notary Hotel, Capital Hilton, Marriott Seattle Waterfront, Sofitel Chicago Magnificent Mile, The Ritz-Carlton Sarasota, Four Seasons Resort Scottsdale, and Park Hyatt Beaver Creek Resort & Spa.
Property Taxes, Insurance and Other. Property taxes, insurance and other decreased $486,000, or 4.6%, to $10.0 million in the 2024 quarter compared to the 2023 quarter. The decrease is primarily attributable to an aggregate decrease of approximately $1.1 million at eight comparable hotel properties as well as a decrease of $634,000 at the one disposed hotel property. These increases were partially offset by an aggregate increase of approximately $1.2 million primarily at the Sofitel Chicago Magnificent Mile, The Clancy, Cameo Beverly Hills, Marriott Seattle Waterfront, Four Seasons Resort Scottsdale, Capital Hilton, and Hotel Yountville.
Depreciation and Amortization. Depreciation and amortization increased $2.4 million, or 10.5%, to $25.1 million in the 2024 quarter compared to the 2023 quarter. There was an aggregate increase of $4.3 million at 12 comparable hotel properties, partially offset by an aggregate decrease of $1.0 million at The Notary Hotel, The Clancy, and Pier House Resort & Spa, primarily due to fully depreciated assets, as well as a decrease of $873,000 at the one disposed hotel property.
Advisory Services Fee. Advisory services fee increased $1.6 million, or 22.9%, to $8.6 million in the 2024 quarter compared to the 2023 quarter due to increases of $1.5 million in the incentive fee, $1.2 million in reimbursable expenses, and $112,000 in the base advisory fee, partially offset by a decrease of $1.2 million in equity-based compensation.
In the 2024 quarter, we recorded an advisory services fee of $8.6 million, which included a base advisory fee of $3.5 million, reimbursable expenses of $3.2 million, incentive fee of $1.5 million and equity-based compensation of $427,000.
In the 2023 quarter, we recorded an advisory services fee of $7.0 million, which included a base advisory fee of $3.4 million, reimbursable expenses of $2.0 million and $1.6 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc.
Corporate General and Administrative. Corporate general and administrative expense was $8.9 million in the 2024 quarter as compared to $2.5 million in the 2023 quarter. The increase in corporate general and administrative expense is due to increases of professional fees of $776,000, miscellaneous expenses of $415,000, public company costs of $97,000 and reimbursed legal costs of $6.0 million recorded in the 2024 quarter, partially offset by a decrease of reimbursed operating expenses of Ashford Securities of $921,000.
Gain (loss) on disposition of assets and hotel property. In the 2024 quarter, we recorded a gain of approximately $88.2 million related to the sale of Hilton La Jolla Torrey Pines. There was no such gain (loss) recorded for 2023 quarter.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2024 quarter and 2023 quarter, we recorded equity in loss of unconsolidated entity of $80,000 and $60,000, respectively, related to our investment in OpenKey.
Interest Income. Interest income was $2.7 million and $1.0 million in the 2024 quarter and 2023 quarter, respectively. The increase in interest income in the 2024 quarter was primarily attributable to higher cash balances in the 2024 quarter compared to the 2023 quarter as well as interest income associated with a tranche of CMBS included in investment in securities.
Other Income (Expense). In the 2023 quarter, we recorded $293,000 of miscellaneous income.

Interest Expense and Amortization of Loan Costs. Interest expense and amortization of loan costs increased $4.6 million, or 19.8%, to $27.9 million in the 2024 quarter compared to the 2023 quarter. This increase is primarily due to higher interest expense from higher average interest rates. The average SOFR rates for the 2024 quarter and the 2023 quarter were 5.17% and 5.08%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $5.3 million in the 2024 quarter, primarily related to various loan refinances and modifications. Write-off of loan costs and exit fees was $2.6 million in the 2023 quarter, primarily related to various loan modifications and costs associated with the $200 million secured credit facility.
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized loss on derivatives of $735,000 for 2024 quarter consisted of an unrealized loss on interest rate caps of approximately $1.7 million, partially offset by a realized gain of $1.0 million associated with payments received from counterparties on in-the-money interest rate caps.
Realized and unrealized gain on derivatives of $223,000 for 2023 quarter consisted of an unrealized gain on warrants of approximately $154,000 and a realized gain of $2.0 million associated with payments received from counterparties on in-the-money interest rate caps. These gains were partially offset by an unrealized loss on interest rate caps of approximately $1.9 million.
Income Tax (Expense) Benefit. Income tax benefit decreased $326,000, from $1.2 million in the 2023 quarter to $864,000 in the 2024 quarter. This decrease was primarily due to an increase in the valuation allowance on certain of our TRS deferred tax assets in the 2024 quarter compared to the 2023 quarter.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $27.4 million and $1.8 million in the 2024 quarter and the 2023 quarter, respectively. The allocated income for the 2024 quarter includes our partner’s share of gain on the sale of the Hilton La Jolla Torrey Pines. At September 30, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity. At September 30, 2023, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $124,000 and $2.4 million in the 2024 quarter and the 2023 quarter, respectively. Redeemable noncontrolling interests in Braemar OP represented ownership interests of 8.05% and 6.63% as of September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table summarizes changes in key line items from our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 (in thousands except percentages):

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
Revenue
Rooms	$347,206	$355,402	$(8,196)	(2.3)%
Food and beverage	135,891	138,541	(2,650)	(1.9)
Other	71,967	67,866	4,101	6.0
Total hotel revenue	555,064	561,809	(6,745)	(1.2)
Expenses
Hotel operating expenses:
Rooms	81,288	79,962	(1,326)	(1.7)
Food and beverage	109,379	108,854	(525)	(0.5)
Other expenses	169,531	171,317	1,786	1.0
Management fees	17,913	17,661	(252)	(1.4)
Total hotel operating expenses	378,111	377,794	(317)	(0.1)
Property taxes, insurance and other	30,740	27,983	(2,757)	(9.9)
Depreciation and amortization	75,192	67,791	(7,401)	(10.9)
Advisory services fee	23,155	23,183	28	0.1
Corporate general and administrative	11,105	9,222	(1,883)	(20.4)
Total expenses	518,303	505,973	(12,330)	(2.4)
Gain (loss) on disposition of assets and hotel property	88,210	—	88,210
Operating income (loss)	124,971	55,836	69,135	123.8
Equity in earnings (loss) of unconsolidated entity	(214)	(208)	(6)	(2.9)
Interest income	4,528	5,389	(861)	(16.0)
Other income (expense)	—	293	(293)	(100.0)
Interest expense and amortization of discounts and loan costs	(81,687)	(69,779)	(11,908)	(17.1)
Write-off of loan costs and exit fees	(6,095)	(2,848)	(3,247)	(114.0)
Gain (loss) on extinguishment of debt	(22)	2,318	(2,340)	(100.9)
Realized and unrealized gain (loss) on derivatives	523	918	(395)	(43.0)
Income (loss) before income taxes	42,004	(8,081)	50,085	619.8
Income tax (expense) benefit	(474)	(1,064)	590	55.5
Net income (loss)	41,530	(9,145)	50,675	554.1
(Income) loss attributable to noncontrolling interest in consolidated entities	(26,317)	(1,715)	(24,602)	(1,434.5)
Net (income) loss attributable to redeemable noncontrolling interests in operating partnership	1,747	3,018	(1,271)	(42.1)
Net income (loss) attributable to the Company	$16,960	$(7,842)	$24,802	316.3%
All hotel properties owned for the nine months ended September 30, 2024 and 2023 have been included in our results of operations during the respective periods in which they were owned. Based on when a hotel property was acquired or disposed of, operating results for certain hotel properties are not comparable for the nine months ended September 30, 2024 and 2023. The hotel properties listed below are not comparable hotel properties for the periods indicated and all other hotel properties are considered comparable hotel properties. The following disposition affects reporting comparability related to our condensed consolidated financial statements:

Hotel Property	Location	Type	Date
Hilton La Jolla Torrey Pines	La Jolla, California	Disposition	July 17, 2024

The following table illustrates the key performance indicators of all hotel properties that were included in our results of operations during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Occupancy	68.91%	68.06%
ADR (average daily rate)	$446.95	$453.87
RevPAR (revenue per available room)	$308.00	$308.88
Rooms revenue (in thousands)	$347,206	$355,402
Total hotel revenue (in thousands)	$555,064	$561,809
The following table illustrates the key performance indicators of the 15 hotel properties that were owned for the full nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Occupancy	68.16%	66.77%
ADR (average daily rate)	$463.81	$478.22
RevPAR (revenue per available room)	$316.13	$319.31
Rooms revenue (in thousands)	$331,705	$333,050
Total hotel revenue (in thousands)	$527,163	$523,840
Net Income Attributable to the Company. Net income (loss) attributable to the Company changed $24.8 million from a net loss of $7.8 million for the nine months ended September 30, 2023 (the “2023 period”) to net income of $17.0 million for the nine months ended September 30, 2024 (the “2024 period”), as a result of the factors discussed below.
Rooms Revenue. Rooms revenue decreased $8.2 million to $347.2 million during the 2024 period compared to the 2023 period. During the 2024 period, we experienced a 85 basis point increase in occupancy and a decrease of 1.5% in room rates compared to the 2023 period.
Fluctuations in rooms revenue between the 2024 period and the 2023 period are a result of the changes in occupancy and ADR between the 2024 period and the 2023 period as reflected in the table below (dollars in thousands):

Hotel Property	Favorable (Unfavorable)
	Rooms Revenue	Occupancy (change in bps)	ADR (change in %)
Comparable
Capital Hilton (1) (2)	$3,881	471	5.0%
Marriott Seattle Waterfront	1,601	193	3.9%
The Notary Hotel	1,936	501	1.7%
The Clancy	(1,307)	(299)	(1.5)%
Sofitel Chicago Magnificent Mile	1,718	238	5.0%
Pier House Resort & Spa	(1,240)	(308)	(3.1)%
The Ritz-Carlton St. Thomas	(2,378)	(262)	(3.0)%
Park Hyatt Beaver Creek Resort & Spa	(989)	144	(7.9)%
Hotel Yountville	(809)	3	(9.1)%
The Ritz-Carlton Sarasota (1) (2)	769	285	(2.1)%
Bardessono Hotel and Spa (1)	(1,439)	(482)	(4.9)%
The Ritz-Carlton Lake Tahoe (1) (2)	(933)	(270)	—%
Cameo Beverly Hills	(1,784)	(498)	(13.9)%
The Ritz-Carlton Reserve Dorado Beach	(1,069)	(311)	2.1%
Four Seasons Resort Scottsdale	698	634	(10.1)%
Total	$(1,345)	139	(3.0)%
Non-comparable
Hilton La Jolla Torrey Pines	(6,851)	(148)	(2.6)%
________
(1)This hotel was under renovation during the 2024 period.
(2)This hotel was under renovation during the 2023 period.

Food and Beverage Revenue. Food and beverage revenue decreased $2.7 million, or 1.9%, to $135.9 million during the 2024 period compared to the 2023 period. We experienced an aggregate decrease in food and beverage revenue of $6.1 million at seven comparable hotel properties as well as a decrease of $1.7 million at Hilton La Jolla Torrey Pines. These decreases were partially offset by an aggregate increase of approximately $5.2 million at Four Seasons Resort Scottsdale, The Ritz-Carlton St. Thomas, The Notary Hotel, Sofitel Chicago Magnificent Mile, Marriott Seattle Waterfront, The Clancy, Hotel Yountville, and Pier House Resort & Spa.
Other Hotel Revenue. Other hotel revenue, which consists mainly of condo management fees, health center fees, resort fees, golf, telecommunications, parking and rentals, increased $4.1 million, or 6.0%, to $72.0 million during the 2024 period compared to the 2023 period. This increase is attributable to higher other hotel revenue of $6.8 million at 12 comparable hotel properties. These increases were partially offset by an aggregate decrease of approximately $1.3 million at The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton Lake Tahoe, and The Ritz-Carlton St. Thomas, as well as a decrease of $1.5 million at Hilton La Jolla Torrey Pines.
Rooms Expense. Rooms expense increased $1.3 million, or 1.7%, to $81.3 million in the 2024 period compared to the 2023 period. This increase is attributable to an aggregate increase in rooms expense of $2.9 million at nine comparable hotel properties. These increases were partially offset by an aggregate decrease of approximately $669,000 at the Hotel Yountville, The Ritz-Carlton St. Thomas, The Clancy, Park Hyatt Beaver Creek Resort & Spa, Bardessono Hotel and Spa, and Cameo Beverly Hills, as well as a decrease of $951,000 at Hilton La Jolla Torrey Pines.
Food and Beverage Expense. Food and beverage expense increased $525,000, or 0.5%, to $109.4 million during the 2024 period compared to the 2023 period. This increase is attributable to higher food and beverage expense of $3.9 million at ten comparable hotel properties. These increases were partially offset by an aggregate decrease of approximately $2.2 million at The Ritz-Carlton Lake Tahoe, Cameo Beverly Hills, Bardessono Hotel and Spa, Park Hyatt Beaver Creek Resort & Spa, and The Ritz-Carlton Reserve Dorado Beach, as well as a decrease of $1.2 million at Hilton La Jolla Torrey Pines.
Other Operating Expenses. Other operating expenses decreased $1.8 million, or 1.0%, to $169.5 million in the 2024 period compared to the 2023 period. Other operating expenses consist of direct expenses from departments associated with revenue streams and indirect expenses associated with support departments and incentive management fees.
We experienced an increase of $808,000 in direct expenses and a decrease of $2.6 million in indirect expenses and incentive management fees in the 2024 period compared to the 2023 period. Direct expenses were 4.5% of total hotel revenue in the 2024 period and 4.3% in the 2023 period.
The increase in direct expenses is associated with higher direct expenses of approximately $1.5 million at eight comparable hotel properties. These increases were partially offset by lower direct expenses of $434,000 at The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton Lake Tahoe, Cameo Beverly Hills, Hotel Yountville, The Clancy, The Notary Hotel, and Capital Hilton, as well as $238,000 at Hilton La Jolla Torrey Pines.
The decrease in indirect expenses comprises decreases in: (i) incentive management fees of $1.4 million comprising an aggregate decrease of $1.4 million at our 15 comparable hotel properties and an increase of $3,000 at the one disposed hotel property; (ii) lease expense of $1.4 million comprising an aggregate decrease of $35,000 at our 15 comparable hotel properties and a decrease of $1.3 million at the one disposed hotel property; (iii) general and administrative costs of $1.1 million comprising an aggregate decrease of $536,000 at our 15 comparable hotel properties and a decrease of $529,000 at the one disposed hotel property; and (iv) energy costs of $812,000 comprising an aggregate decrease of $318,000 at our 15 comparable hotel properties and a decrease of $494,000 at the one disposed hotel property. These decreases were partially offset by increases in: (i) repairs and maintenance of $1.0 million comprising an aggregate increase of $1.2 million at our 15 comparable hotel properties and a decrease of $206,000 at the one disposed hotel property; and (ii) marketing costs of $989,000 comprising an aggregate increase of $1.6 million at our 15 comparable hotel properties and a decrease of $583,000 at the one disposed hotel property.
Management Fees. Base management fees increased $252,000, or 1.4%, to $17.9 million in the 2024 period compared to the 2023 period. Management fees increased $1.0 million at six comparable hotel properties. These increases were partially offset by an aggregate decrease of $486,000 at The Ritz-Carlton Lake Tahoe, Cameo Beverly Hills, The Ritz-Carlton Reserve Dorado Beach, The Ritz-Carlton St. Thomas, Bardessono Hotel and Spa, The Clancy, Pier House Resort & Spa, Park Hyatt Beaver Creek Resort & Spa, and Hotel Yountville, as well as a decrease of $302,000 at Hilton La Jolla Torrey Pines.
Property Taxes, Insurance and Other. Property taxes, insurance and other increased $2.8 million, or 9.9%, to $30.7 million in the 2024 period compared to the 2023 period. This increase is primarily attributable to an increase of $2.4 million at the Sofitel Chicago Magnificent Mile related to a property tax refund received in the 2023 quarter and an aggregate increase of

$2.6 million at 12 hotel properties. These increases were partially offset by an aggregate decrease of approximately $1.8 million at two hotel properties, as well as a decrease of $417,000 at Hilton La Jolla Torrey Pines.
Depreciation and Amortization. Depreciation and amortization increased $7.4 million, or 10.9%, to $75.2 million for the 2024 period compared to the 2023 period. This increase is comprised of an aggregate increase of $11.0 million at 11 comparable hotel properties. These increases were partially offset by an aggregate decrease of $2.8 million at The Notary Hotel, The Clancy, Pier House Resort & Spa, and Sofitel Chicago Magnificent Mile, primarily due to fully depreciated assets, as well as a decrease of $795,000 at Hilton La Jolla Torrey Pines.
Advisory Services Fee. Advisory services fee decreased $28,000, or 0.1%, to $23.2 million in the 2024 period compared to the 2023 period due to lower equity-based compensation of $4.0 million and base advisory fee of $532,000, partially offset by higher reimbursable expenses of $2.4 million and a higher incentive fee of $2.1 million.
In the 2024 period, we recorded an advisory services fee of $23.2 million, which included a base advisory fee of $10.2 million, reimbursable expenses of $8.5 million, $2.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc. and an incentive fee of $2.1 million.
In the 2023 period, we recorded an advisory services fee of $23.2 million, which included a base advisory fee of $10.7 million, $6.4 million associated with equity grants of our common stock and LTIP units awarded to the officers and employees of Ashford Inc, and reimbursable expenses of $6.1 million.
Corporate General and Administrative. Corporate general and administrative expense was $11.1 million in the 2024 period compared to expense of $9.2 million in the 2023 period. The increase in corporate general and administrative expenses is primarily attributable to higher professional fees of $5.1 million and $6.0 million of reimbursed legal costs in the 2024 period. These increases were partially offset by lower miscellaneous expenses of $268,000, lower public company costs of $215,000. and lower reimbursed operating expenses of Ashford Securities of $8.8 million. The decrease in Ashford Securities reimbursed operations expenses was related to a revision to the estimated contribution amount associated with the Fourth Amended and Restated Contribution Agreement with Ashford Securities that resulted in a $5.6 million credit to expense in 2024.
Gain (loss) on disposition of assets and hotel property. In the 2024 period, we recorded a gain of approximately $88.2 million related to the sale of Hilton La Jolla Torrey Pines. There was no such gain (loss) recorded for the 2023 period.
Equity in Earnings (Loss) of Unconsolidated Entity. In the 2024 period and the 2023 period, we recorded equity in loss of unconsolidated entity of $214,000 and $208,000, respectively, related to our investment in OpenKey.
Other Income (Expense). In the 2023 period, we recorded $293,000 of miscellaneous income.
Interest Income. Interest income was $4.5 million and $5.4 million in the 2024 period and the 2023 period, respectively. The decrease in interest income in the 2024 period was primarily attributable to lower average excess cash balances in the 2024 period compared to the 2023 period, partially offset by interest income associated with a tranche of CMBS included in investment in securities.
Interest Expense and Amortization of Discounts and Loan Costs. Interest expense and amortization of discounts and loan costs increased $11.9 million, or 17.1%, to $81.7 million for the 2024 period compared to the 2023 period. The increase is primarily due to higher interest expense from higher average interest rates in the 2024 period. The average SOFR rates for the 2024 period and the 2023 period were 5.27% and 4.78%, respectively.
Write-off of Loan Costs and Exit Fees. Write-off of loan costs and exit fees was $6.1 million in the 2024 period related to various loan refinances and modifications. Write-off of loan costs and exit fees was $2.8 million in the 2023 period related to related to various loan modifications.
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
Realized and Unrealized Gain (Loss) on Derivatives. Realized and unrealized gain on derivatives of $523,000 for the 2024 period consisted of an unrealized gain on warrants of $12,000 and a realized gain of $4.2 million associated with payments received from counterparties on in-the-money interest rate caps, partially offset by an unrealized loss on interest rate caps of approximately $3.7 million.

Realized and unrealized gain on derivatives of $918,000 for the 2023 period consisted of unrealized gain on warrants of $273,000 and a realized gain of $6.2 million associated with payments received from counterparties on in-the-money interest rate caps. These gains were partially offset by an unrealized loss on interest rate caps of approximately $5.5 million.
Income Tax (Expense) Benefit. Income tax expense decreased $590,000, from $1.1 million in the 2023 period to $474,000 in the 2024 period. This decrease was primarily due to a decrease in the taxable income of certain of our TRS entities in the 2024 period compared to the 2023 period.
(Income) Loss Attributable to Noncontrolling Interest in Consolidated Entities. Our noncontrolling interest partner in consolidated entities was allocated income of $26.3 million and $1.7 million in the 2024 period and the 2023 period, respectively. The allocated income for the 2024 period includes our partner’s share of gain on the sale of the Hilton La Jolla Torrey Pines. At September 30, 2024, noncontrolling interest in consolidated entities represented an ownership interest of 25% in one hotel property held by one entity. At September 30, 2023, noncontrolling interest in consolidated entities represented an ownership interest of 25% in two hotel properties held by one entity.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests in Operating Partnership. Noncontrolling interests in operating partnership were allocated a net loss of $1.7 million in the 2024 period and $3.0 million in the 2023 period. Redeemable noncontrolling interests represented ownership interests in Braemar OP of approximately 8.05% and 6.63% as of September 30, 2024 and 2023, respectively.
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
Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of our hotel properties declines. When these provisions are triggered, substantially all of the profit generated by the hotel properties securing such loan is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. This could affect our liquidity and our ability to make distributions to our stockholders until such time that a cash trap is no longer in effect for such loan. These cash trap provisions have been triggered on one mortgage loan, as discussed below. Our loan that is in a cash trap may remain subject to the cash trap provisions for a substantial period of time which could limit our flexibility and adversely affect our financial condition or our qualification as a REIT. As of September 30, 2024, the mortgage loan secured by The Ritz-Carlton Lake Tahoe was in a cash trap. The amount of cash in the cash trap as of September 30, 2024 was $0.
As of September 30, 2024, the Company held cash and cash equivalents of $168.7 million and restricted cash of $48.5 million, the vast majority of which is comprised of lender and manager-held reserves. As of September 30, 2024, $19.9 million was also due to the Company from third-party hotel managers, most of which is held by one of the Company’s managers and is available to fund hotel operating costs. At September 30, 2024, our net debt to gross assets was 41.0%.
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
On July 12, 2021, the Company entered into an equity distribution agreement (the “Virtu July 2021 EDA”) with Virtu to sell from time to time shares of our common stock having an aggregate offering price of up to $100 million. We will pay Virtu a commission of approximately 1.0% of the gross sales price of the shares of our common stock sold. The Company may also sell some or all of the shares of our common stock to Virtu as principal for its own account at a price agreed upon at the time of sale. As of November 6, 2024, the Company has sold approximately 4.7 million shares of common stock under the Virtu July 2021 EDA and received gross proceeds of approximately $24.0 million.

On May 3, 2024, our board of directors approved a new share repurchase program, pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $50 million. The Company intends to begin share repurchases as soon as practicable and may repurchase shares through open market transactions, privately negotiated transactions or other means. The timing and amount of any transactions will be subject to the discretion of the Company based upon market conditions, and the program may be suspended or terminated at any time by the Company at its discretion without prior notice. The board of directors’ authorization replaced any previous repurchase authorizations. As of September 30, 2024, the Company has not repurchased any common stock pursuant to the plan.
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
On July 17, 2024, the Company sold the Hilton La Jolla Torrey Pines pursuant to an Agreement of Purchase and Sale, entered into effective May 6, 2024, for $165 million in cash, subject to customary pro-rations and adjustments. The Company owned an indirect 75% equity interest in the hotel property. Additionally, the Company repaid the $66.6 million mortgage loan secured by the hotel property.
On August 7, 2024, the Company closed on a refinancing involving five hotels. The new loan totals $407 million and has a two-year initial term with three one-year extension options, subject to the satisfaction of certain conditions, taking the final maturity to 2029. The loan is interest only and provides for a floating interest rate of SOFR + 3.24%. As part of this financing, the Company acquired a tranche of CMBS with a par value of $42.2 million and a rate of SOFR + 5.20%. The loan is secured by five hotels: Pier House Resort & Spa, Bardessono Hotel & Spa, Hotel Yountville, The Ritz-Carlton Sarasota, and The Ritz-Carlton St. Thomas. The new loan refinanced the $80.0 million loan secured by the Pier House Resort & Spa which had an interest rate of SOFR + 3.60% and had a final maturity date in September 2026, the $42.5 million loan secured by The Ritz-Carlton St. Thomas which had an interest rate of SOFR + 4.35% and had a final maturity date in August 2026, and the $200.0 million secured credit facility secured by The Ritz-Carlton Sarasota, Hotel Yountville, and Bardessono Hotel & Spa which had an interest rate of SOFR + 3.10% and had a final maturity date in July 2027.
Sources and Uses of Cash
We had approximately $168.7 million and $85.6 million of cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively. We anticipate that our principal sources of funds to meet our cash requirements will include cash on hand, positive cash flow from operations and capital market activities.
Net Cash Flows Provided by (Used in) Operating Activities. Net cash flows provided by operating activities were $60.2 million and $73.0 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows from operations were impacted by changes in hotel operations and the disposition of a hotel property. Cash flows from operations are also impacted by the timing of working capital cash flows, such as collecting receivables from hotel guests, paying vendors, settling with derivative counterparties, settling with related parties and settling with hotel managers.
Net Cash Flows Provided by (Used in) Investing Activities. For the nine months ended September 30, 2024, net cash flows provided by investing activities were $52.7 million. The cash inflows were primarily attributable to $155.6 million from the sale of Hilton La Jolla Torrey Pines, partially offset by cash outflows of $42.3 million from the purchase of securities, $54.8 million of capital improvements made to various hotel properties, $5.8 million from the issuance of a note receivable and a $79,000 loan to OpenKey. Our capital improvements consisted of approximately $39.3 million of return on investment capital projects and approximately $15.5 million of renewal and replacement capital projects.
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
Net Cash Flows Provided by (Used in) Financing Activities. For the nine months ended September 30, 2024, net cash flows used in financing activities were $62.2 million. Cash outflows primarily consisted of $184.1 million of repayments of indebtedness, $39.0 million of dividend and distribution payments, $1.3 million to purchase interest rate caps, $15.4 million of payments of loan costs and exit fees, $27.0 million distributions to noncontrolling interest in consolidated entities, and $36.3 million for cash redemptions of Series E and Series M preferred stock. These cash outflows were partially offset by cash inflows of $234.0 million from borrowings on indebtedness, $4.4 million of proceeds from in-the-money interest rate caps and $3.0 million of contributions from noncontrolling interest in consolidated entities.
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
Dividend Policy
On December 5, 2023, our board of directors approved the Company’s dividend policy for 2024. The Company expects to pay a quarterly cash dividend of $0.05 per share for the Company’s common stock for 2024, or $0.20 per share on an annualized basis. On July 10, 2024, our board of directors declared a quarterly cash dividend of $0.05 per diluted share, for the third quarter of 2024. On October 3, 2024, our board of directors declared a quarterly cash dividend of $0.05 per diluted share, for the fourth quarter of 2024. The approval of our dividend policy does not commit our board of directors to declare future dividends with respect to any quantity or the amount thereof. The board of directors will continue to review our dividend policy on a quarter-to-quarter basis and make announcements with respect thereto. For income tax purposes, distributions paid consist of ordinary income, capital gains, return of capital or a combination thereof.
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
EBITDA is defined as net income (loss) before interest expense and amortization of loan costs, depreciation and amortization, income taxes, equity in (earnings) loss of unconsolidated entity and after the Company’s portion of EBITDA of OpenKey. In addition, we exclude impairment on real estate, (gain) loss on disposition of assets and hotel property and the Company’s portion of EBITDAre of OpenKey from EBITDA to calculate EBITDA for real estate, or EBITDAre, as defined by NAREIT.
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

The following table reconciles net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$39,835	$(22,611)	$41,530	$(9,145)
Interest expense and amortization of loan costs	27,911	23,306	81,687	69,779
Depreciation and amortization	25,078	22,703	75,192	67,791
Income tax expense (benefit)	(864)	(1,190)	474	1,064
Equity in (earnings) loss of unconsolidated entity	80	60	214	208
Company’s portion of EBITDA of OpenKey	(76)	(63)	(215)	(220)
EBITDA	91,964	22,205	198,882	129,477
(Gain) loss on disposition of assets and hotel property	(88,210)	—	(88,210)	—
EBITDAre	3,754	22,205	110,672	129,477
Amortization of favorable (unfavorable) contract assets (liabilities)	109	119	346	356
Transaction and conversion costs	50	978	(5,524)	3,229
Write-off of premiums, loan costs and exit fees	5,292	2,588	6,095	2,848
Realized and unrealized (gain) loss on derivatives	735	(223)	(523)	(918)
Stock/unit-based compensation	427	1,627	2,689	6,854
Legal, advisory and settlement costs	6,539	—	11,356	81
Advisory services incentive fee	1,464	—	2,112	—
(Gain) loss on extinguishment of debt	—	—	22	(2,318)
Other (income) expense	—	(293)	—	(293)
Severance	102	—	102	—
Company’s portion of adjustments to EBITDAre of OpenKey	—	—	3	—
Adjusted EBITDAre	$18,472	$27,001	$127,350	$139,316

FFO is calculated on the basis defined by NAREIT, which is net income (loss) attributable to common stockholders, computed in accordance with GAAP, excluding gains or losses on insurance settlement and disposition of assets, plus impairment charges on real estate, depreciation and amortization of real estate assets, and after redeemable noncontrolling interests in the operating partnership and adjustments for unconsolidated entities. NAREIT developed FFO as a relative measure of performance of an equity REIT to recognize that income-producing real estate historically has not depreciated on the basis determined by GAAP. Our calculation of Adjusted FFO excludes transaction and conversion costs, other income/expense, write-off of loan costs and exit fees, legal, advisory and settlement costs, advisory services incentive fee, stock/unit-based compensation, severance, gain/loss on insurance settlements, gain/loss on extinguishment of debt, and non-cash items such as deemed dividends on redeemable preferred stock, interest expense accretion on refundable membership club deposits, amortization of loan costs, unrealized gain/loss on derivatives and the Company’s portion of adjustments to FFO of OpenKey. FFO and Adjusted FFO exclude amounts attributable to the portion of a partnership owned by the third party. We present FFO and Adjusted FFO because we consider FFO and Adjusted FFO important supplemental measures of our operational performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Adjusted FFO when reporting their results. FFO and Adjusted FFO are intended to exclude GAAP historical cost depreciation and amortization, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Adjusted FFO exclude depreciation and amortization related to real estate assets, gains and losses from real property dispositions and impairment losses on real estate assets, FFO and Adjusted FFO provide performance measures that, when compared year over year, reflect the effect to operations from trends in occupancy, guestroom rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We consider FFO and Adjusted FFO to be appropriate measures of our ongoing normalized operating performance as a REIT. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that either do not define the term in accordance with the current NAREIT definition or interpret the NAREIT definition differently than us. FFO and Adjusted FFO do not represent cash generated from operating activities as determined by GAAP and should not be considered as an alternative to GAAP net income or loss as an indication of our financial performance or GAAP cash flows from operating activities as a measure of our liquidity. FFO and Adjusted FFO are also not indicative of funds available to satisfy our cash needs, including our ability to make cash distributions. However, to facilitate a clear understanding of our historical operating results, we believe that FFO and Adjusted FFO should be considered along with our net income or loss and cash flows reported in our condensed consolidated financial statements.

The following table reconciles net income (loss) to FFO and Adjusted FFO (in thousands) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$39,835	$(22,611)	$41,530	$(9,145)
(Income) loss attributable to noncontrolling interest in consolidated entities	(27,363)	(1,773)	(26,317)	(1,715)
Net (Income) loss attributable to redeemable noncontrolling interests in operating partnership	124	2,354	1,747	3,018
Preferred dividends	(9,857)	(10,582)	(30,593)	(31,809)
Deemed dividends on preferred stock	(4,151)	(516)	(6,175)	(3,271)
Net income (loss) attributable to common stockholders	(1,412)	(33,128)	(19,808)	(42,922)
Depreciation and amortization on real estate (1)	24,255	21,886	72,131	65,434
Net income (loss) attributable to redeemable noncontrolling interests in operating partnership	(124)	(2,354)	(1,747)	(3,018)
Equity in (earnings) loss of unconsolidated entity	80	60	214	208
(Gain) loss on disposition of assets and hotel property (1)	(61,970)	—	(61,970)	—
Company’s portion of FFO of OpenKey	(91)	(71)	(253)	(234)
FFO available to common stockholders and OP unitholders	(39,262)	(13,607)	(11,433)	19,468
Deemed dividends on preferred stock	4,151	516	6,175	3,271
Transaction and conversion costs	50	978	(5,524)	3,229
Write-off of premiums, loan costs and exit fees	5,292	2,588	6,095	2,848
Unrealized (gain) loss on derivatives	1,746	1,790	3,698	5,244
Stock/unit-based compensation	427	1,627	2,689	6,854
Legal, advisory and settlement costs	6,539	—	11,356	81
Interest expense accretion on refundable membership club deposits	151	165	466	507
Amortization of loan costs (1)	1,741	858	4,268	2,258
Advisory services incentive fee	1,464	—	2,112	—
(Gain) loss on extinguishment of debt	—	—	22	(2,318)
Other (income) expense	—	(293)	—	(293)
Severance	102	—	102	—
Company’s portion of adjustments to FFO of OpenKey	—	—	3	—
Adjusted FFO available to common stockholders and OP unitholders	$(17,599)	$(5,378)	$20,029	$41,149
____________________
(1)Net of adjustment for noncontrolling interest in consolidated entities. The following table presents the amounts of the adjustments for noncontrolling interests for each line item:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization on real estate	$(823)	$(817)	$(3,061)	$(2,357)
Amortization of loan costs	(38)	(23)	(273)	(70)
Gain (loss) on disposition of assets and hotel property	26,240	—	26,240	—

The following table presents certain information related to our hotel properties as of September 30, 2024:

Hotel Property	Location	Total Rooms	% Owned	Owned Rooms
Fee Simple Properties
Capital Hilton	Washington, D.C.	559	75%	419
Marriott Seattle Waterfront	Seattle, WA	369	100%	369
The Notary Hotel	Philadelphia, PA	499	100%	499
The Clancy	San Francisco, CA	410	100%	410
Sofitel Chicago Magnificent Mile	Chicago, IL	415	100%	415
Pier House Resort & Spa	Key West, FL	142	100%	142
The Ritz-Carlton St. Thomas	St. Thomas, USVI	180	100%	180
Park Hyatt Beaver Creek Resort & Spa	Beaver Creek, CO	193	100%	193
Hotel Yountville	Yountville, CA	80	100%	80
The Ritz-Carlton Sarasota	Sarasota, FL	276	100%	276
The Ritz-Carlton Lake Tahoe (1)	Truckee, CA	170	100%	170
Cameo Beverly Hills (2)	Los Angeles, CA	143	100%	143
The Ritz-Carlton Reserve Dorado Beach (3)	Dorado, Puerto Rico	96	100%	96
Four Seasons Resort Scottsdale	Scottsdale, AZ	210	100%	210
Ground Lease Property (4)
Bardessono Hotel and Spa (5)	Yountville, CA	65	100%	65
Total		3,807		3,667
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
(4)    Some of our hotel properties are on land subject to ground leases, one of which covers the entire property.
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
At September 30, 2024, our total indebtedness of approximately $1.2 billion included approximately $1.1 billion of variable-rate debt. The impact on the results of operations of a 25-basis point change in the interest rate on the outstanding balance of variable-rate debt at September 30, 2024, would be approximately $2.8 million per year. However, we currently have various interest rate caps in place that limit this exposure. Interest rate changes have no impact on the remaining $86.3 million of fixed-rate debt.
The above amounts were determined based on the impact of hypothetical interest rates on our borrowings and assume no changes in our capital structure. The information presented above includes those exposures that existed at September 30, 2024, but it does not consider exposures or positions that could arise after that date. Accordingly, the information presented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the period, the hedging strategies at the time, and the related interest rates.
ITEM 4.CONTROLS AND PROCEDURES
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures are effective to ensure that (i) information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
On December 20, 2016, a class action lawsuit was filed against one of the Company’s hotel management companies in the Superior Court of the State of California in and for the County of Contra Costa alleging violations of certain California employment laws, which class action affects two hotels owned by subsidiaries of the Company. The court has entered an order granting class certification with respect to: (i) a statewide class of non-exempt employees of our manager who were allegedly deprived of rest breaks as a result of our manager’s previous written policy requiring its employees to stay on premises during rest breaks; and (ii) a derivative class of non-exempt former employees of our manager who were not paid for allegedly missed breaks upon separation from employment. Notices to potential class members were sent out on February 2, 2021. Potential class members had until April 4, 2021 to opt out of the class; however, the total number of employees in the class has not been definitively determined and is the subject of continuing discovery. The opt-out period has been extended until such time that discovery has concluded. In May 2023, the trial court requested additional briefing from the parties to determine whether the case should be maintained, dismissed, or the class de-certified. After submission of the briefs, the court requested that the parties submit stipulations for the court to rule upon. On February 13, 2024, the judge ordered the parties to submit additional briefing related to on-site breaks. The Court has ordered the parties to complete a second mediation no later than January 31, 2025. While we believe it is reasonably possible that we may incur a loss associated with this litigation, because there remains uncertainty under California law with respect to a significant legal issue, discovery relating to class members continues, and the trial judge retains discretion to award lower penalties than set forth in the applicable California employment laws, we do not believe that any potential loss to the Company is reasonably estimable at this time. As of September 30, 2024, no amounts have been accrued.
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
On November 30, 2023, Hilton mediated this litigation, but it did not result in a settlement. At the end of the mediation, the mediator submitted a mediator’s proposal for approximately $3.5 million, which the parties have since agreed to. The allocation to Hilton La Jolla Torrey Pines is approximately $371,000, which has been accrued as of September 30, 2024.
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
During the quarter ended September 30, 2023, we had a cyber incident that resulted in the potential exposure of certain personal information. We have completed an investigation and have identified certain information that may have been exposed and notified potentially impacted individuals pursuant to applicable state guidelines. All systems have been restored. We believe that we maintain a sufficient level of insurance coverage related to such events, and the related incremental costs incurred to date are immaterial. In February of 2024, two class action lawsuits were filed, one in the U.S. District Court for the Northern District of Texas and a second in the 68th District Court for Dallas County related to the cyber incident. The lawsuit filed in the 68th District Court was subsequently dismissed and refiled in the U.S. District Court for the Northern District of Texas. On March 12, 2024, the court ordered the two cases be consolidated. The consolidated case is currently pending in the U.S. District Court for the Northern District of Texas. On May 17, 2024, we filed a Motion to Dismiss the Consolidated Class Action Complaint, which is currently pending before the Court.
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
ITEM 1A.RISK FACTORS
The discussion of our business and operations should be read together with the risk factors contained in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. As of September 30, 2024, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table provides the information with respect to purchases and forfeitures of our common stock during each of the months in the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan
Common stock:
July 1 to July 31	—	$—	—
August 1 to August 31	—	$—	—	$50,000,000
September 1 to September 30	—	$—	—	$50,000,000
Total	—	$—	—
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
Rule 10b5-1 Trading Agreements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.EXHIBITS

Exhibit	Description
3.1	Articles of Amendment and Restatement of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972).
3.2	Articles Supplementary of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 18, 2015) (File No. 001-35972).
3.3	Articles of Amendment of Braemar Hotels & Resorts Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 29, 2016) (File No. 001-35972).

Exhibit	Description
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

10.1
Cooperation Agreement, dated July 2, 2024, by and among Braemar Hotels & Resorts Inc., Ashford Hospitality Trust, Inc., Ashford Inc., Blackwells Capital LLC, Blackwells Onshore I LLC, Blackwells Holding Co. LLC, Vandewater Capital Holdings, LLC, Blackwells Asset Management LLC, BW Coinvest Management I LLC and Jason Aintabi (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972).

10.2
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

10.3
Loan Agreement, dated July 2, 2024, by and between BW Coinvest I, LLC, Jason Aintabi, Vandewater Capital Holdings, LLC, Blackwells Holding Co. LLC, Blackwells Asset Management LLC and Braemar Hospitality Limited Partnership (incorporated by reference to Exhibit 10.3 to the Current Report on 8-K filed on July 2, 2024) (File No. 001-35972).

10.4
Limited Waiver Under Advisory Agreement, dated August 8, 2024, by and among Braemar Hotels & Resorts Inc., Braemar Hospitality Limited Partnership, Braemar TRS Corporation, Ashford Inc. and Ashford Hospitality Advisors LLC (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 8, 2024 (File No. 001-35972).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements Comprehensive Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements. In accordance with Rule 402 of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
    BRAEMAR HOTELS & RESORTS INC.

Date:	November 8, 2024	By:	/s/ RICHARD J. STOCKTON
Richard J. Stockton
President and Chief Executive Officer

Date:	November 8, 2024	By:	/s/ DERIC S. EUBANKS
Deric S. Eubanks
Chief Financial Officer